Form 10-Q
period 2003-09-30
CONSECO INC
filed 2003-11-19
CIK 1224608

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2003

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from        to
                                                    ------    -------

                        Commission File Number 001-31792

                                  Conseco, Inc.

                Delaware                                 75-3108137
           ----------------------              -------------------------------
           State of Incorporation              IRS Employer Identification No.


       11825 N. Pennsylvania Street
         Carmel, Indiana  46032                        (317) 817-6100
  --------------------------------------               --------------
  Address of principal executive offices                  Telephone

                     Conseco, Inc. (an Indiana corporation)
                     --------------------------------------
                                   Former Name

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [x] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [x] No [ ]

     Shares of common stock outstanding as of November 10, 2003: 100,098,119
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                   Successor                   Predecessor
                                                                          -----------------------------      ---------------
                                                                          September 30,      August 31,        December 31,
                                                                              2003              2003               2002
                                                                              ----              ----               ----
                                                                                   (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     September 30, 2003 - $18,885.5; August 31, 2003 - $18,701.0;
     December 31, 2002 - $18,989.8).....................................     $19,352.7        $18,701.0         $19,417.4
   Equity securities at fair value (cost: September 30, 2003 - $104.6;
     August 31, 2003 - $101.4; December 31, 2002 - $161.4)..............         107.5            101.4             156.0
   Mortgage loans.......................................................       1,154.1          1,159.7           1,308.3
   Policy loans.........................................................         514.2            515.8             536.2
   General Motors building..............................................           -            1,336.3              -
   Trading securities...................................................         944.9            952.1              -
   Venture capital investment in AT&T Wireless Services, Inc. at fair value (cost:  September 30, 2003 - $36.4; August 31, 2003 - $36.4;
     December 31, 2002 - $14.2).........................................          33.7             36.4              25.0
   Other invested assets ...............................................         308.7            321.5             340.8
                                                                             ---------        ---------         ---------

       Total investments................................................      22,415.8         23,124.2          21,783.7

Cash and cash equivalents:
   Unrestricted.........................................................       1,724.3          1,215.9           1,268.9
   Restricted...........................................................          22.1              -                 -
Accrued investment income...............................................         316.0            304.6             389.8
Value of policies in force at the Effective Date........................       2,770.4          2,836.9              -
Cost of policies purchased..............................................           -                -             1,170.0
Cost of policies produced...............................................          23.2              -             2,014.4
Reinsurance receivables.................................................         933.6            932.3             934.2
Income tax assets.......................................................          86.7             88.0             101.5
Goodwill................................................................         935.4          1,102.8             100.0
Other intangible assets.................................................         173.8            174.8               -
Assets held in separate accounts and investment trust ..................          37.5             87.7             447.0
Assets of discontinued operations.......................................           -                -            17,624.3
Other assets............................................................         421.1            545.7             675.2
                                                                             ---------        ---------         ---------

       Total assets.....................................................     $29,859.9        $30,412.9         $46,509.0
                                                                             =========        =========         =========


                            (continued on next page)





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                      Successor                Predecessor
                                                                            ----------------------------      --------------
                                                                            September 30,     August 31,        December 31,
                                                                                2003             2003              2002
                                                                                ----             ----              ----
                                                                                     (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products...........................................   $12,851.5         $12,837.9       $13,469.5
     Traditional products..................................................    10,727.5          10,701.0         7,971.4
     Claims payable and other policyholder funds...........................       873.1             886.7           909.2
     Liabilities related to separate accounts and investment trust.........        37.5              87.7           447.0
   Other liabilities.......................................................       748.5             875.2           673.5
   Liabilities of discontinued operations..................................         -                 -          17,624.3
   Investment borrowings...................................................       524.4           1,224.4           669.7
   Notes payable - direct corporate obligations............................     1,300.0           1,300.0             -
                                                                              ---------         ---------       ---------

         Total liabilities not subject to compromise.......................    27,062.5          27,912.9        41,764.6
                                                                              ---------         ---------       ---------

   Liabilities subject to compromise.......................................         -                 -           4,873.3
                                                                              ---------         ---------       ---------

         Total liabilities.................................................    27,062.5          27,912.9        46,637.9
                                                                              ---------         ---------       ---------

Minority interest:
   Company-obligated mandatorily redeemable preferred securities
   of subsidiary trusts....................................................         -                 -           1,921.5

Shareholders' equity (deficit):
   Preferred stock.........................................................       865.0             859.7           501.7
   Common stock and additional paid-in capital ($0.01 par value,
     8,000,000,000 shares authorized, shares issued and outstanding: September
     30, 2003 - 100,098,119; August 31, 2003 - 100,098,119; no par value,
     1,000,000,000 shares authorized, shares issued and
     outstanding at December 31, 2002 - 346,007,133).......................     1,640.3           1,640.3         3,497.0
   Accumulated other comprehensive income..................................       273.2               -             580.6
   Retained earnings (deficit).............................................        18.9               -          (6,629.7)
                                                                              ---------         ---------       ---------

         Total shareholders' equity (deficit)..............................     2,797.4           2,500.0        (2,050.4)
                                                                              ---------         ---------       ---------


         Total liabilities and shareholders' equity (deficit)..............   $29,859.9         $30,412.9       $46,509.0
                                                                              =========         =========       =========










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                         Successor                  Predecessor
                                                                       -------------       --------------------------------
                                                                         One month          Two months        Three months
                                                                           ended               ended              ended
                                                                       September 30,        August 31,        September 30,
                                                                           2003                 2003              2002
                                                                           ----                 ----              ----
Revenues:
   Insurance policy income...........................................        $256.2          $   516.8          $   902.6
   Net investment income:
     General account assets..........................................         106.0              237.3              373.0
     Policyholder and reinsurer accounts.............................          (2.1)               6.8              (32.6)
     Venture capital income (loss) related to investment in
       AT&T Wireless Services, Inc...................................          (2.7)               2.0               (6.6)
     Net realized investment gains (losses) .........................           6.7              (35.8)            (261.1)
   Fee revenue and other income......................................           2.2                7.8               15.5
                                                                             ------          ---------          ---------

       Total revenues................................................         366.3              734.9              990.8
                                                                             ------          ---------          ---------

Benefits and expenses:
   Insurance policy benefits.........................................         243.3              407.4              883.4
   Provision for losses..............................................           -                 24.5               59.9
   Interest expense (contractual interest of $73.7 for the two months
     ended August 31, 2003)..........................................           7.0               55.4               84.5
   Amortization......................................................          26.9               44.8              200.2
   Other operating costs and expenses................................          51.3              106.8              180.8
   Goodwill impairment...............................................           -                  -                500.0
   Special charges...................................................           -                  -                 34.9
   Reorganization items..............................................           -             (2,163.0)               -
                                                                             ------          ---------          ---------

       Total benefits and expenses...................................         328.5           (1,524.1)           1,943.7
                                                                             ------          ---------          ---------

       Income (loss) before income taxes, minority interest,
          and discontinued operations................................          37.8            2,259.0             (952.9)

Income tax expense (benefit):
   Tax expense (benefit) on period income (losses)...................          13.6               17.7             (154.8)
   Valuation allowance for deferred tax assets.......................           -                  -                311.4
                                                                             ------          ---------          ---------

       Income (loss)  before minority interest and discontinued
          operations.................................................          24.2            2,241.3           (1,109.5)

Minority interest:
   Distributions on Company-obligated mandatorily redeemable
      preferred securities of subsidiary trusts, net of income taxes.           -                  -                 29.2
                                                                             ------          ---------          ---------

       Income (loss) before discontinued operations..................          24.2            2,241.3           (1,138.7)

Discontinued operations, net of income taxes.........................           -                  -               (630.3)
                                                                             ------          ---------          ---------

       Net income (loss).............................................          24.2            2,241.3           (1,769.0)

Preferred stock dividends............................................           5.3                -                   .2
                                                                             ------          ---------          ---------

       Net income (loss) applicable to common stock..................        $ 18.9          $ 2,241.3          $(1,769.2)
                                                                             ======          =========          =========




                                   (continued)





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                        Successor
                                                                       -------------
                                                                        One month
                                                                          ended
                                                                       September 30,
                                                                           2003
                                                                           ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding........................       100,098,000
                                                                       ===========

     Net income.................................................              $.19
                                                                              ====

   Diluted:
     Weighted average shares outstanding........................       144,671,000
                                                                       ===========

     Net income.................................................              $.17
                                                                              ====


















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                          Successor                   Predecessor
                                                                         -------------       --------------------------------
                                                                           One month         Eight months        Nine months
                                                                             ended               ended              ended
                                                                         September 30,        August 31,        September 30,
                                                                             2003                 2003              2002
                                                                             ----                 ----              ----
Revenues:
   Insurance policy income...........................................        $256.2          $ 2,204.3          $ 2,726.2
   Net investment income:
     General account assets..........................................         106.0              933.3            1,164.2
     Policyholder and reinsurer accounts.............................          (2.1)              25.2             (106.3)
     Venture capital income (loss) related to investment in
       AT&T Wireless Services, Inc...................................          (2.7)              10.5             (106.6)
     Net realized investment gains (losses) .........................           6.7               (5.4)            (493.9)
   Fee revenue and other income......................................           2.2               34.3               56.1
                                                                             ------          ---------          ---------

       Total revenues................................................         366.3            3,202.2            3,239.7
                                                                             ------          ---------          ---------

Benefits and expenses:
   Insurance policy benefits.........................................         243.3            2,138.7            2,469.9
   Provision for losses..............................................           -                 55.6              199.9
   Interest expense (contractual interest of $268.5 for the eight
     months ended August 31, 2003)...................................           7.0              202.5              248.8
   Amortization......................................................          26.9              341.4              635.2
   Other operating costs and expenses................................          51.3              422.3              510.1
   Goodwill impairment...............................................           -                  -                500.0
   Special charges...................................................           -                  -                103.1
   Extraordinary gain on extinguishment of debt......................           -                  -                 (1.8)
   Reorganization items..............................................           -             (2,130.5)               -
                                                                             ------          ---------          ---------

       Total benefits and expenses...................................         328.5            1,030.0            4,665.2
                                                                             ------          ---------          ---------

       Income (loss) before income taxes, minority interest,
          discontinued operations and cumulative effect of
          accounting change..........................................          37.8            2,172.2           (1,425.5)

Income tax expense (benefit):
   Tax expense (benefit) on period income (losses)...................          13.6              (13.5)            (316.1)
   Valuation allowance for deferred tax assets.......................           -                  -              1,314.4
                                                                             ------          ---------          ---------

       Income (loss) before minority interest, discontinued
          operations and cumulative effect of accounting change......          24.2            2,185.7           (2,423.8)

Minority interest:
   Distributions on Company-obligated mandatorily redeemable
      preferred securities of subsidiary trusts, net of income taxes.           -                  -                 87.6
                                                                             ------          ---------          ---------

       Income (loss) before discontinued operations and cumulative
         effect of accounting change.................................          24.2            2,185.7           (2,511.4)

Discontinued operations, net of income taxes.........................           -                 16.0             (686.6)
Cumulative effect of accounting change for goodwill impairment,
   net of income taxes...............................................           -                  -             (2,949.2)
                                                                             ------          ---------          ---------

       Net income (loss).............................................          24.2            2,201.7           (6,147.2)

Preferred stock dividends............................................           5.3                -                  2.1
                                                                             ------          ---------          ---------

       Net income (loss) applicable to common stock..................        $ 18.9          $ 2,201.7          $(6,149.3)
                                                                             ======          =========          =========

                                   (continued)



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                         Successor
                                                                        -----------
                                                                         One month
                                                                           ended
                                                                        September 30,
                                                                           2003
                                                                           ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding........................       100,098,000
                                                                       ===========

     Net income.................................................              $.19
                                                                              ====

   Diluted:
     Weighted average shares outstanding........................       144,671,000
                                                                       ===========

     Net income.................................................              $.17
                                                                              ====
















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (unaudited)

                                                                             Common stock     Accumulated other  Retained
                                                                   Preferred  and additional     comprehensive    earnings
                                                          Total      stock    paid-in capital    income (loss)    (deficit)
                                                          -----      -----    ---------------    -------------     -------
Predecessor balance, January 1, 2003.................   $(2,050.4)   $ 501.7     $ 3,497.0          $ 580.6     $(6,629.7)

   Comprehensive income, net of tax:
     Net income......................................     2,201.7        -             -                -         2,201.7
     Change in unrealized appreciation
       of investments (net of applicable income tax
       benefit of nil)...............................      (151.6)       -             -             (151.6)          -
                                                        ---------

         Total comprehensive income..................     2,050.1

   Change in shares for employee benefit plans.......          .3        -              .3              -             -
                                                        ---------    -------     ---------          -------     ---------

Predecessor balance, August 31, 2003.................         -        501.7       3,497.3            429.0      (4,428.0)

Elimination of Predecessor's
   equity securities.................................    (3,999.0)    (501.7)     (3,497.3)             -             -
Issuance of Successor's
   equity securities.................................     2,500.0      859.7       1,640.3              -             -
Fresh start adjustments..............................     3,999.0        -             -             (429.0)      4,428.0
                                                        ---------    -------     ---------          -------     ---------

Successor balance, August 31, 2003...................     2,500.0      859.7       1,640.3              -             -

   Comprehensive income, net of tax:
     Net income......................................        24.2        -             -                -            24.2
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $154.4)............................       273.2        -             -              273.2           -
                                                        ---------

         Total comprehensive income..................       297.4

     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................         5.3        5.3           -                -             -
     Dividends on preferred stock....................        (5.3)       -             -                -            (5.3)
                                                        ---------    -------     ---------          -------     ---------

Successor balance, September 30, 2003................   $ 2,797.4    $ 865.0     $ 1,640.3          $ 273.2     $    18.9
                                                        =========    =======     =========          =======     =========


Predecessor balance, January 1, 2002.................    $4,753.0    $ 499.6     $ 3,484.3          $(439.0)    $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss........................................    (6,147.2)       -             -               -         (6,147.2)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $324.0)............................       569.4        -             -              569.4           -
                                                       ----------

         Total comprehensive loss....................    (5,577.8)

   Issuance of shares for stock options and for
     employee benefit plans..........................        13.0        -            13.0              -             -
   Payment-in-kind dividends on convertible
     preferred stock.................................         2.1        2.1           -                -             -
   Dividends on preferred stock......................        (2.1)       -             -                -            (2.1)
                                                      -----------    -------     ---------          -------     ---------

Predecessor balance, September 30, 2002..............    $ (811.8)   $ 501.7     $ 3,497.3          $ 130.4     $(4,941.2)
                                                         ========    =======     =========          =======     =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                           Successor                  Predecessor
                                                                        --------------      ---------------------------------
                                                                           One month         Eight months        Nine months
                                                                             ended               ended              ended
                                                                         September 30,        August 31,        September 30,
                                                                             2003                2003               2002
                                                                             ----                ----               ----
Cash flows from operating activities:
   Insurance policy income.......................................         $   223.7          $ 1,876.2         $  2,313.1
   Net investment income.........................................             103.6              933.5            2,723.6
   Fee revenue and other income..................................               2.2               34.3              236.6
   Insurance policy benefits.....................................            (178.1)          (1,466.1)          (1,810.4)
   Interest expense..............................................               -                  -             (1,013.1)
   Policy acquisition costs......................................             (25.6)            (287.5)            (391.4)
   Special charges...............................................               -                  -                (46.7)
   Reorganization items..........................................               -                (26.5)               -
   Other operating costs.........................................             (73.6)            (360.8)          (1,143.9)
   Taxes.........................................................                .3               44.2             (130.4)
                                                                          ---------          ---------         ----------

     Net cash provided by operating activities...................              52.5              747.3              737.4
                                                                          ---------          ---------         ----------

Cash flows from investing activities:
   Sales of investments..........................................           2,121.9            5,378.9           15,592.4
   Maturities and redemptions of investments.....................             288.7            1,854.7            1,143.9
   Purchases of investments......................................          (1,225.6)          (7,385.9)         (15,771.7)
   Cash received from the sale of finance receivables,
     net of expenses.............................................               -                  -              1,450.6
   Finance receivables originated................................               -                  -             (6,401.8)
   Consolidation of partnership which holds
     General Motors building.....................................              28.4                -                  -
   Principal payments received on finance receivables............               -                  -              6,196.6
   Change in restricted cash.....................................             (22.1)               -                  -
   Other.........................................................               4.3              (19.6)            (139.2)
                                                                          ---------          ---------         ----------

     Net cash provided (used) by investing activities ...........           1,195.6             (171.9)           2,070.8
                                                                          ---------          ---------         ----------

Cash flows from financing activities:
   Amounts received for deposit products.........................             121.8            1,272.7            3,465.0
   Withdrawals from deposit products.............................            (133.1)          (1,784.2)          (4,228.6)
   Issuance of notes payable.....................................               -                  -              6,034.3
   Payments on notes payable.....................................               -                  -             (7,918.0)
   Ceding commission received on reinsurance transactions........               -                  -                 83.0
   Change in cash held in restricted accounts for settlement
     of borrowings...............................................               -                  -               (210.7)
   Investment borrowings.........................................            (700.0)            (145.3)          (1,399.6)
   Dividends on preferred shares and distributions on
     Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts.............................               -                  -                (86.2)
                                                                          ---------          ---------         ----------

       Net cash used by financing activities.....................            (711.3)            (656.8)          (4,260.8)
                                                                          ---------          ---------         ----------

       Net increase (decrease) in cash and cash equivalents......             536.8              (81.4)          (1,452.6)

Cash and cash equivalents, beginning of period...................           1,187.5            1,268.9            3,060.8
                                                                          ---------          ---------         ----------

Cash and cash equivalents, end of period.........................         $ 1,724.3          $ 1,187.5         $  1,608.2
                                                                          =========          =========         ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2002 Form 10-K of our predecessor, Conseco, Inc., an Indiana corporation ("Old Conseco").

     Conseco, Inc., a Delaware corporation ("CNO"), is the top tier holding company for our insurance subsidiaries that develop, market and administer supplemental health insurance, annuity, individual life insurance and other products. CNO became the successor to Old Conseco in connection with our bankruptcy reorganization. The terms "Conseco," the "Company," "we," "us," and "our" as used in this report refer to CNO and its subsidiaries and, unless the context requires otherwise, Old Conseco and its subsidiaries.

     PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On December 17, 2002 (the "Petition Date"), Old Conseco and three of its non-insurance company subsidiaries (collectively, the "Filing Entities") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). During the pendency of the Chapter 11 cases, the Filing Entities continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003 (the "Confirmation Date"), and became effective on September 10, 2003 (the "Effective Date"). In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), we adopted fresh start accounting on the Effective Date. However, in light of the proximity of such date to the August month end, for accounting convenience purposes, the effects of fresh start accounting have generally been reported "as if" they occurred on August 31, 2003. See the note entitled "Fresh Start Reporting" for more information relating to fresh start accounting.

     The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, fully secured claims and certain intercompany claims, and the distribution of new equity securities (including warrants) of CNO to partially secured and unsecured creditors of the Filing Entities. Holders of claims arising under Old Conseco's $1.5 billion senior bank credit facility also received a pro rata interest in a new $1.3 billion senior bank credit facility. Holders of Old Conseco's common stock and preferred stock did not receive any distribution under the Plan, and these securities, together with all other prepetition securities and the $1.5 billion senior bank credit facility of Old Conseco, were cancelled on the Effective Date.

     On the Effective Date, under the terms of the Plan, we emerged from the bankruptcy proceedings with a capital structure consisting of: (i) a new $1.3 billion senior bank credit facility; (ii) approximately 34.4 million shares of Class A Senior Cumulative Convertible Exchangeable Preferred Stock of CNO (the "Preferred Stock") with an initial aggregate liquidation preference of $859.7 million; (iii) 100 million shares of common stock of CNO, excluding shares issued to our new non-executive chairman upon his appointment and shares issued or to be issued to directors, officers, or employees under a new equity incentive plan; and (iv) warrants to purchase 6.0 million shares of CNO common stock. Under the terms of the Plan, we distributed CNO equity securities to the creditors of Old Conseco in the amounts outlined below:

     o lenders under Old Conseco's senior bank credit facility and director and officer loan program received approximately 34.4 million shares of our Preferred Stock with an initial aggregate liquidation preference of $859.7 million;

     o holders of Old Conseco's senior notes received approximately 32.3 million shares of our common stock;

     o holders of Old Conseco's guaranteed senior notes received approximately 60.6 million shares of our common stock;

     o holders of Old Conseco's general unsecured claims received approximately 2.9 million shares of our common stock; and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     o holders of trust preferred securities issued by Old Conseco's subsidiary trusts received approximately 1.5 million shares of our common stock and warrants to purchase 6.0 million shares of our common stock at an exercise price of $27.60 per share.

     The distribution of our common stock summarized above represents approximately 97 percent of all of the shares of common stock to be distributed under the Plan. Approximately 2.7 million shares of common stock have been reserved for distribution under the Plan in respect of disputed claims, the resolution of which is still pending. If reserved shares remain after resolution of these disputed claims, then the reserved shares will be reallocated to other general unsecured creditors of Old Conseco as provided for under the Plan.

     For a complete discussion of the distributions provided for under the Plan, investors should refer to the complete text of the Plan confirmed by the Bankruptcy Court on September 9, 2003, and filed with the Securities and Exchange Commission on September 15, 2003 with our Current Report on Form 8-K.

     Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CNO," and our warrants are listed on the NYSE under the symbol "CNO WS." Our Preferred Stock currently trades on the Over-the-Counter Bulletin Board under the symbol "CNSJP."

     DISCONTINUED FINANCE BUSINESS -- SALE OF CFC

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our finance business and exited from this line of business. Our finance business was conducted through our indirect wholly-owned subsidiary, Conseco Finance Corp. ("CFC"). We accounted for our finance business as a discontinued operation in 2002 once we formalized plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of our finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale in respect of our interest in CFC, nor did any creditors of Old Conseco. As of March 31, 2003, we ceased to include the assets and liabilities of CFC on our consolidated balance sheet.

     BASIS OF PRESENTATION

     References in these consolidated financial statements to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after giving effect to the implementation of fresh start reporting. The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7. Accordingly, all prepetition liabilities subject to compromise have been segregated in the Predecessor's consolidated balance sheet and classified as "liabilities subject to compromise" at the estimated amount of allowable claims.

     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it was paid during the Chapter 11 cases. During the period January 1, 2003 through August 31, 2003, the Company recognized a charge of $70.9 million associated with the Chapter 11 cases for fees payable to professionals to assist with the Chapter 11 cases.

     Upon our emergence from bankruptcy, we implemented fresh start reporting in accordance with SOP 90-7. These rules required the Company to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with the Plan, and record any portion of the reorganization value which cannot be attributed to specific tangible or identified intangible assets as goodwill. As a result, the Company's financial statements for periods following August 31, 2003, will not be comparable with those of Old Conseco prepared before that date.

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2003 presentation. These reclassifications have no effect on net income or

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     During the third quarter of 2002, Old Conseco entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), its wholly owned subsidiary and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as discontinued operations in all periods presented in the accompanying consolidated statement of operations. See the note to the consolidated financial statements entitled "Discontinued Operations."

     During 2001, we stopped renewing a large portion of our major medical lines of business. These lines of business are referred to herein as the "major medical business in run-off".

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, the value of policies in force at the Effective Date, certain investments, assets and liabilities related to income taxes, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals and liabilities related to guarantees of bank loans and the related interest loans to certain former directors and to certain current and former officers and key employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     FRESH START REPORTING

     Upon the confirmation of the Plan on September 9, 2003, we implemented fresh start reporting in accordance with SOP 90-7. However, in light of the proximity of this date to the August month end, for accounting convenience purposes, we have reported the effects of fresh start accounting as if they occurred on August 31, 2003. We engaged an independent financial advisor to assist in the determination of our reorganization value as defined in SOP 90-7. We determined a reorganization value, together with our financial advisor, using various valuation methods, including: (i) selected comparable companies analysis; and (ii) actuarial valuation analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Changes in these estimates and assumptions may have had a significant effect on the determination of our reorganization value. The estimated reorganization value of the Company was calculated to be approximately $3.7 billion to $3.9 billion. We selected the midpoint of the range, $3.8 billion, as the reorganization value. Such value was confirmed by the Bankruptcy Court on the Confirmation Date.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Under fresh start reporting, a new reporting entity is considered to be created and the Company is required to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with the Plan, and record any portion of the reorganization value which can not be attributed to specific tangible or identified intangible assets as goodwill. In addition, all accounting standards that are required to be adopted in the financial statements within twelve months following the adoption of fresh start accounting were adopted as of August 31, 2003. Adjustments to the Predecessor's consolidated balance sheet as of August 31, 2003, to reflect the discharge of debt, change in capital structure and the fair value of our assets and liabilities are presented in the following table (dollars in millions):

                                                                                    Debt             Fresh
                                                                 Predecessor    discharge and        start       Successor
                                                              balance sheet(a) reorganization (b) adjustments   balance sheet
                                                              ---------------- ------------------ -----------   -------------
Assets:
    Investments ..............................................     $22,018.3       $     -       $ 1,043.5  (c)  $23,124.2
                                                                                                      62.4  (d)
    Cash and cash equivalents.................................       1,187.5             -            28.4  (c)    1,215.9
    Accrued investment income.................................         304.6             -             -             304.6
    Value of policies in force at the Effective Date..........           -               -         2,836.9  (e)    2,836.9
    Cost of policies purchased................................       1,099.2             -        (1,099.2) (e)        -
    Cost of policies produced.................................       2,019.5             -        (2,019.5) (e)        -
    Reinsurance receivables...................................         878.3             -            54.0  (f)      932.3
    Goodwill..................................................          99.4             -         1,003.4  (f)    1,102.8
    Other intangible assets...................................           -               -           174.8  (f)      174.8
    Income tax assets.........................................          88.0             -             -              88.0
    Assets held in separate accounts and investment trust.....          87.7             -             -              87.7
    Other assets..............................................         535.6             -            10.1  (f)      545.7
                                                                   ---------       ---------     ---------       ---------

         Total assets.........................................     $28,318.1       $     -       $ 2,094.8       $30,412.9
                                                                   =========       =========     =========       =========

Liabilities:
    Liabilities for insurance and asset accumulation products.     $22,175.6       $     -       $ 2,337.7  (g)  $24,513.3
    Other liabilities.........................................         868.1             -           (23.7) (f)      875.2
                                                                                                      30.8  (c)
    Investment borrowings.....................................         524.4             -           700.0  (c)    1,224.4
    Notes payable - direct corporate obligations..............           -           1,300.0           -           1,300.0
                                                                   ---------       ---------     ---------       ---------

         Total liabilities not subject to compromise..........      23,568.1         1,300.0       3,044.8        27,912.9

    Liabilities subject to compromise.........................       6,951.4        (6,951.4)           -              -
                                                                   ---------       ---------     ---------       ---------

         Total liabilities ...................................      30,519.5        (5,651.4)      3,044.8        27,912.9
                                                                   ---------       ---------     ---------       ---------

Shareholders' equity (deficit):
    Convertible preferred stock...............................         501.7             -          (501.7)            -
    Convertible exchangeable preferred stock..................           -             859.7           -             859.7
    Common stock and additional paid-in capital...............       3,497.3         1,640.3      (3,497.3)        1,640.3
    Retained earnings (accumulated deficit)...................      (6,629.4)        3,151.4       3,478.0             -
    Accumulated other comprehensive income....................         429.0             -          (429.0)            -
                                                                   ---------       ---------     ---------       ---------

         Total shareholders' equity (deficit).................      (2,201.4)        5,651.4        (950.0)        2,500.0
                                                                   ---------       ---------     ---------       ---------

Total liabilities and shareholders' equity (deficit)..........     $28,318.1       $     -       $ 2,094.8       $30,412.9
                                                                   =========       =========     =========       =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

-----------------

     (a) Predecessor balance sheet as of August 31, 2003, prior to the recording of the discharge of prepetition liabilities and the effects of the fresh start adjustments.

     (b) The fresh start balance sheet reflects the reorganization value for Conseco of $3,800.0 million. After deducting from Conseco's reorganization value the long-term indebtedness of Conseco at the Effective Date, consisting of $1,300 million of indebtedness under the new senior secured bank credit facility, the total equity of Conseco is $2,500 million. After deducting from Conseco's total equity the value of the new Preferred Stock of $859.7 million, the value of the new common stock is $1,640.3 million. These adjustments also reflect the gain on the discharge of prepetition liabilities.

     (c) In accordance with a new accounting pronouncement, the Company was required to consolidate the assets and liabilities of the partnership which owned the General Motors building into its balance sheet. As a result of the consolidation and the adoption of fresh start accounting we increased our investment in the General Motors building by $1,043.5 million and recognized the following other assets and liabilities held by the partnership which owns the General Motors building: (i) cash of $28.4 million; (ii) other liabilities of $30.8 million; and (iii) a note payable of $700 million. We sold the General Motors building in September 2003 at a value that was approximately equal to the fresh start value. The note payable of the partnership was paid in full and the net proceeds from the sale were distributed to the partners.

     (d) The values of our mortgage loans, policy loans and other invested assets were adjusted to market value at the Effective Date. In addition, the cost basis of our actively managed fixed maturities was increased by $436.6 million to recognize all of the unrealized appreciation based on the Predecessor cost basis at the Effective Date.

     (e) The Company's historical cost of policies purchased and cost of policies produced are eliminated and replaced with the value of policies in force at the Effective Date. The value of policies in force reflects the estimated fair value of the Company's business in force and represents the portion of the estimated reorganization value allocated to the value of the right to receive future cash flows from the policies in force on the Effective Date.

          A discount rate of 12 percent was used to determine the value of policies in force and is the rate of return which management of the Company (with assistance from an independent actuarial firm) believes would be required by a purchaser of the business based on conditions existing as of the Effective Date. In determining such rate of return, the following factors, among others, are considered.

          o The magnitude of the risks associated with each of the actuarial assumptions used in determining the expected cash flows.

          o Market rates of interest that would be applicable to an acquisition of the business.

          o The perceived likelihood of changes in insurance regulations and tax laws.

          o  The complexity of the business.

          o  Prices paid for similar blocks of business.

     (f) Assets and liabilities are adjusted to reflect their estimated fair market value. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets has been recorded as goodwill.

     (g) The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals and lapses. These reserves include amounts for estimated future payment of claims based on actuarial assumptions. Many factors can affect these reserves, such as economic conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra contractual damage

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

          awards. The balance is based on the Company's best estimate (with assistance from an independent actuarial firm) of the future performance of this business, given recent and expected future changes in experience.

     REORGANIZATION ITEMS

     Reorganization items represent amounts the Predecessor incurred as a result of its Chapter 11 reorganization, and are presented separately in the consolidated statement of operations. These items consist of the following (dollars in millions):

                                                                  Two months                  Eight months
                                                                     ended                        ended
                                                                August 31, 2003              August 31, 2003
                                                                ---------------              ---------------
       Gain on discharge of prepetition liabilities.........        $3,151.4                   $ 3,151.4
       Fresh start adjustments..............................          (950.0)                     (950.0)
       Professional fees....................................           (38.4)                      (70.9)
                                                                    --------                   ---------

           Total reorganization items.......................        $2,163.0                   $ 2,130.5
                                                                    ========                   =========

     LIABILITIES SUBJECT TO COMPROMISE

     Under the Bankruptcy Code, actions by creditors to collect indebtedness owed prior to the Petition Date were stayed and certain other prepetition contractual obligations could not be enforced against the Filing Entities. The Filing Entities received approval from the Bankruptcy Court to pay certain prepetition liabilities including employee salaries and wages, benefits and other employee obligations. All other prepetition liabilities were classified as "liabilities subject to compromise" in the accompanying consolidated balance sheet.

     The following table summarizes the components of the liabilities included in the line "liabilities subject to compromise" in our consolidated balance sheet at December 31, 2002 (dollars in millions):


Other liabilities:
    Liability for guarantee of bank loans to former directors and current and former officers and key employees of Old Conseco to
       purchase common stock of Old Conseco................................    $   480.8
    Interest payable.......................................................        171.6
    Accrual for distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary trusts of Old Conseco.         90.1
    Liability for retirement benefits pursuant to executive
       employment agreements...............................................         22.6
    Liability for deferred compensation....................................          2.3
    Other liabilities......................................................         48.8
                                                                                --------

       Total other liabilities subject to compromise.......................        816.2

Notes payable - direct corporate obligations...............................      4,057.1
                                                                                --------

       Total liabilities subject to compromise.............................     $4,873.3
                                                                                ========

     GOODWILL

     Upon our emergence from bankruptcy, we revalued our assets and liabilities to current estimated fair value and established our capital accounts at the reorganization value determined in connection with the Plan. We recorded the $1,102.8 million of the reorganization value which could not be attributed to specific tangible or identified intangible assets as goodwill. Under current accounting rules (which became effective January 1, 2002) goodwill is not amortized but is subject to an annual impairment test (or more frequent under certain circumstances). We obtained an independent appraisal of our business in connection with the preparation of the Plan and our implementation of fresh start accounting.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Although the goodwill balance will not be subject to amortization, it will be reduced by future use of the Company's net deferred income tax assets (including the tax operating loss carryforwards) existing at August 31, 2003 (such balance was reduced by $l67.4 million in the one month ended September 30, 2003). A valuation allowance has been provided for the remaining balance of such net deferred income tax assets due to the uncertainties regarding their realization. See the note entitled "Income Taxes" for further discussion.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

       Changes in the carrying amount of goodwill are as follows (dollars in millions):

                                                                          Successor
                                                                        --------------
                                                                          One month
                                                                            ended
                                                                         September 30,
                                                                             2003
                                                                             ----
Goodwill balance, beginning of period................................      $1,102.8
Recognition of tax valuation reserve established at the
     Effective Date..................................................        (167.4)
                                                                           --------

Goodwill balance, end of period......................................      $  935.4
                                                                           ========

     OTHER INTANGIBLE ASSETS

     In conjunction with our adoption of fresh start accounting, we identified certain intangible assets other than goodwill. We determined the value of these assets with assistance from an independent valuation firm. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), other intangible assets with indefinite lives are not amortized, but are subject to impairment tests on an annual basis (or more frequent under certain circumstances). SFAS 142 requires intangible assets with finite useful lives to be amortized over their estimated useful lives and to be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

     The following summarizes other identifiable intangible assets as of September 30, 2003 (dollars in millions):

       Indefinite lived other intangible assets:
          Trademarks and tradenames......................................   $ 25.1
          State licenses and charters....................................     34.0
                                                                            ------

              Total indefinite lived other intangible assets.............     59.1
                                                                            ------

       Finite lived other intangible assets:
          Career agency force............................................     64.7
          Independent agency force.......................................     49.8
          Other..........................................................      1.2
          Less accumulated amortization..................................     (1.0)
                                                                            ------

              Total finite lived other intangible assets.................    114.7
                                                                            ------

       Total other intangible assets.....................................   $173.8
                                                                            ======


     CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND GOODWILL IMPAIRMENT RELATED TO PREDECESSOR

     The Financial Accounting Standards Board ("FASB") issued SFAS 142, in June 2001. Under the new rule, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company determined that all of its goodwill had an indefinite life and was therefore subject to the new rules. The Company adopted SFAS 142 on January 1, 2002.

     Pursuant to the transitional rules of SFAS 142, we completed the two-step impairment test during 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million. The impairment charge is reflected as the cumulative effect of an accounting change in the accompanying

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

consolidated statement of operations for the nine months ended September 30, 2002. Subsequent impairment tests will be performed on an annual basis, or more frequently if circumstances indicate a possible impairment. Subsequent impairment charges are classified as an operating expense. As described below, the Company performed an impairment test in the quarter ended September 30, 2002, as a result of circumstances which indicated a possible impairment.

     The significant factors used to determine the amount of the initial impairment included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our capital. The valuation utilized the best available information, including assumptions and projections we considered reasonable and supportable. The assumptions we used to determine the discounted cash flows involve significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rate used was based on an analysis of the weighted average cost of capital for several insurance companies and considered the specific risk factors related to Conseco. Pursuant to the guidance in SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available.

     On August 14, 2002, our insurance subsidiaries' financial strength ratings were downgraded by A.M. Best to "B (fair)" and on September 8, 2002, the Company defaulted on its public debt. These developments caused sales of our insurance products to fall and policyholder redemptions and lapses to increase. The adverse impact on our insurance subsidiaries resulting from the ratings downgrade and parent company default required that an additional impairment test be performed as of September 30, 2002, in accordance with SFAS 142.

     In connection with the preparation of the Plan, we retained an outside actuarial consulting firm to assist in valuing our insurance subsidiaries. That valuation work and our internal evaluation were used in performing the additional impairment tests that resulted in an impairment charge to goodwill in the third quarter of 2002 of $500.0 million. The charge is reflected in the line item entitled "Goodwill impairment" in our consolidated statement of operations for the three and nine months ended September 30, 2002. The most significant changes made to the January 1, 2002 valuation that resulted in the additional impairment charge were: (i) reduced estimates of projected future sales of insurance products; (ii) increased estimates of future policyholder redemptions and lapses; and (iii) a higher discount rate to reflect the current rates used by the market to value life insurance companies. Management believes that the assumptions and estimates used were reasonable given all available facts and circumstances at the time made.

     Prior to the adoption of SFAS 142, we determined whether goodwill was recoverable from projected undiscounted net cash flows for the earnings of our subsidiaries over the remaining amortization period. If we determined that undiscounted projected cash flows were not sufficient to recover the goodwill balance, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period. Cash flows considered in such an analysis were those of the business acquired, if separately identifiable, or the product line that acquired the business, if such earnings were not separately identifiable.

     Changes in the carrying amount of Predecessor's goodwill are as follows (dollars in millions):

                                                                                 Predecessor
                                                                      ----------------------------------
                                                                       Eight months         Nine months
                                                                           ended               ended
                                                                        August 31,         September 30,
                                                                           2003                2002
                                                                           ----                ----
Goodwill balance, beginning of period.............................          $100.0          $ 3,695.4
Cumulative effect of accounting change............................             -             (2,949.2)
Impairment charge.................................................             -               (500.0)
Reduction of tax valuation contingencies established at
     acquisition date for acquired companies......................             (.6)            (146.2)
                                                                            ------          ---------

Goodwill balance, end of period...................................          $ 99.4          $   100.0
                                                                            ======          =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity (deficit)); (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as trading income); and (iii) "held to maturity" (which we carry at amortized cost). We had no fixed maturity securities classified as held to maturity during the periods presented in these financial statements.

     At August 31, 2003, we established trading security accounts which are designed to act as a hedge for embedded derivatives related to: (i) our equity-indexed annuity products; and (ii) certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes the investments backing the market strategies of our multibucket annuity products. The change in market value of these securities is substantially offset by the change in insurance policy benefits for these products. All of our trading securities totaled $944.9 million at September 30, 2003. The change in the market value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts).

     Accumulated other comprehensive income is primarily comprised of unrealized gains on actively managed fixed maturity investments. These amounts, included in shareholders' equity (deficit) as of September 30, 2003, and December 31, 2002, were as follows (dollars in millions):

                                                                                        Successor        Predecessor
                                                                                       ------------      ------------
                                                                                       September 30,     December 31,
                                                                                           2003              2002
                                                                                           ----              ----
Unrealized gains on investments.......................................................    $ 470.6           $448.1
Adjustments to value of policies inforce at the Effective Date........................      (43.0)             -
Adjustments to cost of policies purchased and cost of policies produced...............        -              (95.3)
Deferred income tax asset (liability).................................................     (154.4)           249.6
Other.................................................................................        -              (21.8)
                                                                                          -------           ------

     Accumulated other comprehensive income...........................................    $ 273.2           $580.6
                                                                                          =======           ======

     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     At September 30, 2003, our venture capital investments consisted of 4.1 million shares of AT&T Wireless Services, Inc. ("AWE") with a value of $33.7 million. Our investment in AWE is carried at fair value, with changes in fair value recognized as investment income (loss). We recognized venture capital investment income (losses) of $(2.7) million in the one month ended September 30, 2003; $2.0 million in the two months ended August 31, 2003; and $10.5 million in the eight months ended August 31, 2003, related to this investment. Our venture capital investment losses related to this investment were $6.6 million and $106.6 million in the three and nine months ended September 30, 2002, respectively.

     COST OF POLICIES PRODUCED

     In conjunction with the implementation of fresh start accounting, we eliminated the historical balance of Old Conseco's cost of policies produced as of August 31, 2003 and replaced it with the value of policies in force at the Effective Date.

     The costs that vary with, and are primarily related to, producing new insurance business in the period after August 31, 2003 are referred to as cost of policies produced. We amortize these costs (using the interest rate credited to the underlying policy for universal life or investment-type products and the projected investment earnings rate for other products): (i) in relation to the estimated gross profits for universal life-type and investment-type products; or
(ii) in relation to future anticipated premium revenue for other products.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity (deficit).

     When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced related to the replaced contract is immediately written off. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract.

     We regularly evaluate the recoverability of the unamortized balance of the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

     VALUE OF POLICIES INFORCE AT THE EFFECTIVE DATE

     In conjunction with the implementation of fresh start accounting, we eliminated the historical balances of Old Conseco's cost of policies purchased and cost of policies produced as of the Effective Date and replaced them with the value of policies inforce as of the Effective Date.

     The cost assigned to the right to receive future cash flows from contracts existing at August 31, 2003 is referred to as the value of policies inforce as of the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described above.

     The discount rate we used to determine the value of policies inforce as of the Effective Date is the rate of return we need to earn in order to invest in the business. In determining this required rate of return, we consider many factors including: (i) the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows; (ii) the cost of our capital; (iii) the likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws; (iv) the compatibility of the business with our future business plans that may favorably affect future cash flows; (v) the complexity of the business; and
(vi) recent prices (i.e., discount rates used in determining valuations) paid by others to acquire similar blocks of business. The weighted average discount rate we used to determine the value of business inforce as of the Effective Date was 12 percent.

     The Company expects to amortize approximately 2 percent of the August 31, 2003 balance of cost of policies purchased during the remainder of 2003, 8 percent in 2004, 9 percent in 2005, 9 percent in 2006 and 8 percent in 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------


     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                        One month
                                                                                          ended
                                                                                  September 30, 2003
                                                                                  ------------------
                                                                               (Dollars in millions and
                                                                                  shares in thousands)
Net income....................................................................              $24.2
Preferred stock dividends.....................................................               (5.3)
                                                                                            -----

     Income applicable to common stock
       for basic earnings per share...........................................               18.9

Effect of dilutive securities:
   Preferred stock dividends..................................................                5.3
                                                                                            -----

Income applicable to common stock and assumed conversions for
   diluted earnings per share.................................................              $24.2
                                                                                            =====

Shares:

   Weighted average shares outstanding
     for basic earnings per share.............................................            100,098
                                                                                          -------

   Effect of dilutive securities on weighted average shares:
     Preferred Stock (a)......................................................             44,566
     Stock options and employee benefit plans.................................                  7
                                                                                          -------

       Dilutive potential common shares.......................................             44,573
                                                                                          -------

   Weighted average shares outstanding for diluted earnings per share.........            144,671
                                                                                          =======

---------------

(a) The dilutive effect is determined under the treasury stock method using the average market price during the period.

     On the Effective Date, the Successor adopted a new long-term incentive plan, which permits the grant of CNO incentive or non-qualified stock options and restricted stock awards to certain directors, officers and employees of CNO and certain other individuals who perform services for the Company. A maximum of 10 million shares may be issued under the plan. Restricted share grants are limited to 3.3 million shares. During September 2003, the Company granted options to purchase 500,000 shares of CNO common stock at $16.40 per share and 500,000 restricted shares of CNO common stock to the Chief Executive Officer in accordance with his employment agreement. These options and restricted stock vest over the next four years. In addition, the Company granted options to purchase 500,000 shares of CNO common stock at $19.61 per share and 500,000 restricted shares of CNO common stock to the non-executive Chairman of the Board of Directors in accordance with his agreement. These options and restricted shares vest over the next three years.

     Basic earnings per common share ("EPS") is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding for the period. Restricted shares are not included in basic EPS until vested. Diluted EPS reflects the potential dilution that could occur if the Preferred Stock were converted into common stock, the options were exercised and the restricted stock was vested. The dilution from options and restricted shares are calculated using the treasury stock method.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     STOCK-BASED COMPENSATION

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an Amendment of FASB Statement No. 123 ("SFAS 148"), which provides three alternative methods of transition to the fair value method of accounting for stock options. SFAS 148 also amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Since the amount an employee must pay to acquire the stock is equal to the market price of the stock on the grant date, no compensation cost has been recognized for our stock option plans. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's pro forma net income (loss) and pro forma earnings
(loss) per share would have been as follows (dollars in millions, except per share amounts):


                                                  Successor                         Predecessor
                                              ---------------  ----------------------------------------------------------
                                                 One month      Two months   Three months   Eight months   Nine months
                                                   ended           ended         ended          ended         ended
                                               September 30,    August 31,   September 30,   August 31,   September 30,
                                                   2003            2003          2002           2003          2002
                                                   ----            ----          ----           ----          ----
Net income (loss), as reported ..................  $24.2         $2,241.3     $(1,769.0)      $2,201.7      $(6,147.2)
Less stock-based employee compensation
     expense determined under the fair value
     based method for all awards, net of income
     taxes.......................................    -               (2.0)          2.5            7.2           10.5
                                                   -----         --------     ---------       --------      ---------

Pro forma net income (loss)......................  $24.2         $2,243.3     $(1,771.5)      $2,194.5      $(6,157.7)
                                                   =====         ========     =========       ========      =========

Earnings per share:
     Basic, as reported..........................  $.19
                                                   ====
     Basic, pro forma............................  $.19
                                                   ====

     Diluted, as reported........................  $.17
                                                   ====
     Diluted, pro forma..........................  $.17
                                                   ====


     All outstanding stock options of the Predecessor were cancelled pursuant to the Plan. Pro forma compensation expense in the two and eight months ended August 31, 2003, has been reduced by $5.0 million due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock options of the Predecessor.

     BUSINESS SEGMENTS

     We have historically managed our business operations through two segments, based on the products offered, in addition to the corporate segment. We are reorganizing our business and plan to manage them through three segments in the future: (i) products marketed through career agents and direct marketing; (ii) products marketed through professional independent producers; and (iii) the long-term care products which were sold through professional independent producers but are no longer being marketed. The Company is currently modifying its accounting and reporting systems to provide information consistent with this structure.

     Insurance and fee-based segment. Our insurance and fee-based segment provides supplemental health, annuity and life insurance products to a broad spectrum of customers through multiple distribution channels, each focused on a specific market segment. These products are primarily marketed through career agents, professional independent producers and direct

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

marketing. Fee-based activities include services performed for other companies, including investment management and insurance product marketing.

     Finance segment. CFC historically provided a variety of finance products including: (i) loans for the purchase of manufactured housing, home improvements and various consumer products; (ii) home equity loans; and (iii) private label credit card programs. As a result of the formalization of the plan to sell the finance business and the filing of petitions under the Bankruptcy Code by CFC and several of its subsidiaries, we accounted for the finance business as a discontinued business in our consolidated financial statements in 2002. As of March 31, 2003, we no longer included the assets and liabilities of CFC in our consolidated financial statements.

       Corporate and other segment. Our corporate segment includes certain investment activities, such as our venture capital investment in AWE. In addition, the corporate segment includes interest expense related to the Company's corporate debt, special corporate charges, income (loss) from the major medical business in run-off and other income and expenses. Corporate expenses are net of charges to our subsidiaries for services provided by the corporate operations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Operating information regarding the insurance and corporate segments was as follows (dollars in millions):

                                                  Successor                        Predecessor
                                              ---------------  --------------------------------------------------------
                                                 One month      Two months   Three months   Eight months   Nine months
                                                   ended           ended         ended          ended         ended
                                               September 30,    August 31,   September 30,   August 31,   September 30,
                                                   2003            2003          2002           2003          2002
                                                   ----            ----          ----           ----          ----
Revenues:
   Insurance and fee-based segment:
     Insurance policy income:
       Annuities................................ $   7.3         $  16.0      $   48.1       $   84.5       $  111.3
       Supplemental health......................   192.2           380.3         568.6        1,529.2        1,705.9
       Life.....................................    43.6            94.9         155.0          395.4          469.8
       Other....................................     5.8             8.5          28.8           46.2           88.1
     Net investment income (a)..................   103.2           239.5         332.5          938.6        1,034.7
     Fee revenue and other income (a)...........     1.9             8.2          19.9           34.4           69.9
     Net realized investment gains
       (losses) (a)............................      6.7           (35.8)       (261.1)          (5.4)        (493.9)
                                                 -------         -------      --------       --------       --------

         Total insurance and fee-based
           segment revenues....................    360.7           711.6         891.8        3,022.9        2,985.8
                                                 -------         -------      --------       --------       --------


   Corporate and other:
     Net investment income......................      .1             3.2           3.5           12.4            8.8
     Venture capital gain (loss) related
       to investment in AWE.....................    (2.7)            2.0          (6.6)          10.5         (106.6)
     Revenue from the major medical
       business in run-off......................     8.2            18.1         107.0          156.4          366.8
                                                 -------         -------      --------       --------       --------

         Total corporate segment revenues......      5.6            23.3         103.9          179.3          269.0

   Eliminations................................      -               -            (4.9)           -            (15.1)
                                                 --------        -------      --------       --------       --------

         Total revenues........................     366.3          734.9         990.8        3,202.2        3,239.7
                                                 --------        -------      --------       --------       --------

Expenses:
   Insurance and fee-based segment:
     Insurance policy benefits..................   236.8           380.1 (b)     841.1        1,999.5        2,256.9
     Amortization...............................    27.0            58.4 (b)     160.1          337.6          555.1
     Interest expense on investment
       borrowings...............................      .6             1.9           2.1            8.3           12.4
     Other operating costs and expenses.........    47.0           100.7         133.6          380.6          378.7
     Goodwill impairment........................     -               -           500.0            -            500.0
     Special charges............................     -               -             2.3            -             42.0
                                                 -------         -------      --------       --------       --------

       Total insurance and fee-based
         segment expenses.....................     311.4           541.1       1,639.2        2,726.0        3,745.1
                                                 -------         -------      --------       --------       --------


                        (continued on the following page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                                                  Successor                       Predecessor
                                              ---------------  ----------------------------------------------------------
                                                 One month      Two months   Three months   Eight months   Nine months
                                                   ended           ended         ended          ended         ended
                                               September 30,    August 31,   September 30,   August 31,   September 30,
                                                   2003            2003          2002           2003          2002
                                                   ----            ----          ----           ----          ----
   Corporate and other:
     Interest expense on corporate debt..........    6.4             53.5         82.5          194.1          236.5
     Provision for losses and interest
       expense related to stock  purchase
          plan...................................    -               24.5         59.9           55.6          199.9
     Expenses from the major medical
          business in run-off....................    8.2             18.1        107.0          156.4          366.8
     Other corporate expenses, less charges
          to subsidiaries for services
          provided...............................    2.5              1.7         27.4           28.4           72.7
     Extraordinary gain on extinguishment
          of debt................................    -                -            -              -             (1.8)
     Reorganization items........................    -           (2,163.0)         -         (2,130.5)           -
     Special charges.............................    -                -           32.6            -             61.1
                                                  ------         --------     --------      ---------      ---------

       Total corporate segment expenses..........   17.1         (2,065.2)       309.4       (1,696.0)         935.2

   Eliminations..................................    -                -           (4.9)           -            (15.1)
                                                  ------         --------     --------      ---------      ---------


       Total expenses............................  328.5         (1,524.1)     1,943.7        1,030.0        4,665.2
                                                  ------         --------     --------      ---------      ---------

Income (loss) before income taxes,
   minority interest, discontinued operations
   and cumulative effect of accounting change:
     Insurance and fee-based operations..........   49.3            170.5       (747.4)         296.9         (759.3)
     Corporate operations........................  (11.5)         2,088.5       (205.5)       1,875.3         (666.2)
                                                  ------         --------     --------      ---------      ----------

         Income (loss) before income taxes,
           minority interest, discontinued
           operations and cumulative effect
           of accounting change.................. $ 37.8         $2,259.0     $ (952.9)     $ 2,172.2      $(1,425.5)
                                                  ======         ========     ========      =========      =========

--------------------
(a) It is not practicable to provide additional components of revenue by product or service.

(b) In August 2003, the Company decided to change a non-guaranteed element of certain policies. This element was not required by the policy and the change will eliminate the former practice of reducing the cost of insurance charges to amounts below the level permitted under the provisions of the policies. As a result of this decision, our estimates of future expected gross profits on these products used as a basis for amortization of cost of policies purchased and cost of policies produced and the establishment of insurance liabilities has changed. We adjusted the total amortization and reserve charge we had recorded since the acquisition of these policies as a result of the change to our earlier estimates in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises of Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The effect of the change in estimate was a $220.2 million reduction to insurance policy benefits and a $39.8 million reduction in amortization recorded in the two months ended August 31, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the S&P 500 Index based on a percentage (the participation rate) over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $5.2 million in the one month ended September 30, 2003; $53.5 million in the eight months ended August 31, 2003; and $72.9 million in the first nine months of 2002. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $(3.1) million in the one month ended September 30, 2003; $78.7 million in the eight months ended August 31, 2003; and $(24.9) million in the first nine months of 2002. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $83.7 million and $32.8 million at September 30, 2003 and December 31, 2002, respectively. We classify these instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". We record the change in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $243.7 million and $301.9 million at September 30, 2003 and December 31, 2002, respectively. We have transferred a specified block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative which is caused by interest rate fluctuations.

       If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2003, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. We have determined that certain of our reinsurance payable balances contain embedded derivatives. Such derivatives had an estimated fair value of $20.9 million and $29.5 million at August 31, 2003 and September 30, 2003, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     In conjunction with the Plan, $481.3 million principal amount of bank loans made to certain former directors and certain current and former officers and key employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which total approximately $200 million. The former bank loans and the interest loans are collectively referred to as the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

"D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the credit worthiness of the participants. At August 31, 2003 and September 30, 2003, we have estimated that approximately $52.3 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $23.5 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the Company's former Chief Executive Officer's employment agreement, Bankers Life and Casualty Company, a wholly-owned subsidiary of the Company, is the guarantor of the former executive's nonqualified supplemental retirement benefit. The liability for such benefit at September 30, 2003 was $15.4 million and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $25.0 million in the one month ended September 30, 2003; $199.1 million in the eight months ended August 31, 2003; and $258.9 million in the first nine months of 2002. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $24.9 million in the one month ended September 30, 2003; $183.4 million in the eight months ended August 31, 2003; and $232.8 million in the first nine months of 2002. Reinsurance premiums assumed totaled $10.6 million in the one month ended September 30, 2003; $57.3 million in the eight months ended August 31, 2003; and $56.3 million in the first nine months of 2002. See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense (benefit) are as follows (dollars in millions):

                                                             Successor                  Predecessor
                                                        ------------------    -----------------------------------
                                                             One month         Eight months       Nine months
                                                               ended               ended              ended
                                                        September 30, 2003    August 31, 2003  September 30, 2002
                                                        ------------------    ---------------  ------------------
Current tax provision.....................................       $  .6           $  (13.5)           $  127.7
Deferred tax provision (benefit)..........................        13.0                -                (443.8)
                                                                 -----           --------            --------

         Income tax expense (benefit) on period income....        13.6              (13.5)             (316.1)

Valuation allowance.......................................         -                  -               1,314.4
                                                                 -----           --------            --------

         Total income tax expense (benefit)...............       $13.6           $ (13.5)            $  998.3
                                                                 =====           =======             ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                             Successor                 Predecessor
                                                        ------------------    -----------------------------------
                                                             One month         Eight months       Nine months
                                                               ended               ended              ended
                                                        September 30, 2003    August 31, 2003  September 30, 2002
                                                        ------------------    ---------------  ------------------
U.S. statutory corporate rate.............................        35.0%              35.0%              (35.0)%
Valuation allowance.......................................         -                 25.8                92.2
Gain on debt restructuring................................         -                (39.7)                -
Subsidiary stock basis adjustment.........................         -                (21.8)                -
Nondeductible goodwill amortization and impairment........         -                  -                  12.2
Other nondeductible expenses..............................          .1                (.1)                -
State taxes...............................................          .9                 .2                 (.1)
Provision for tax issues and other........................         -                  -                    .7
                                                                  ---               ------                -----

         Effective tax rate...............................        36.0%               (.6)%              70.0%
                                                                  ====              ======                =====

     Conseco and its affiliates are currently under examination by the Internal Revenue Service (the "IRS") for tax years ending December 31, 1999 through December 31, 2001. The outcome of the examination is not expected to result in material adverse deficiencies, but may result in utilization or adjustment to the income tax loss carryforwards reported below.

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                         Successor       Predecessor
                                                                                       -------------     -------------
                                                                                       September 30,      December 31,
                                                                                           2003               2002
                                                                                           ----               ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to CFC worthless investment...............................   $ 1,133.9       $     -
       Other..........................................................................       135.2           615.0
    Deductible temporary differences:
       Actively managed fixed maturities..............................................         -             196.0
       Capital loss carryforwards.....................................................       406.8           112.8
       Interest-only securities.......................................................         -             536.3
       Insurance liabilities..........................................................     1,258.5           750.4
       Allowance for loan losses......................................................         -             252.2
       Reserve for loss on loan guarantees............................................       221.5           229.2
       Venture capital income.........................................................        26.6             -
       Unrealized depreciation........................................................         -               -
       Debt obligations...............................................................         -              39.4
       Other..........................................................................        75.4            14.0
                                                                                         ---------       ---------

         Gross deferred tax assets....................................................     3,257.9         2,745.3
                                                                                         ---------       ---------
Deferred tax liabilities:
       Actively managed fixed maturities..............................................        (9.3)            -
       Cost of policies purchased and cost of policies produced.......................      (613.6)         (773.8)
       Unrealized appreciation........................................................      (154.4)         (126.2)
       Other..........................................................................       (60.8)         (125.7)
                                                                                         ---------       ---------

         Gross deferred tax liabilities...............................................      (838.1)       (1,025.7)
                                                                                         ---------       ---------

       Valuation allowance............................................................    (2,419.8)       (1,719.6)
                                                                                         ---------       ---------

         Net deferred tax assets......................................................         -               -
                                                                                         ---------       ---------

Current income taxes prepaid..........................................................        86.7            66.9
Income tax liabilities classified as liabilities of discontinued operations...........         -              34.6
                                                                                         ---------       ---------

         Net income tax assets........................................................   $    86.7       $   101.5
                                                                                         =========       =========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis.

     A valuation allowance has been provided for the entire balance of net deferred income tax assets at September 30, 2003, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, our recent history of significant losses and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards.

     As of September 30, 2003, we had about $3.6 billion of net operating loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of CFC discussed below), which expire as follows: $2.3 million in 2003; $11.2 million in 2004; $4.5 million in 2005; $0.2 million in 2006; $5.7 million in 2007; $6.6 million in 2008; $10.5 million in 2009; $4.2 million in 2010; $2.5 million in 2011; $16.0 million in 2012; $43.4 million in 2013; $6.9 million in 2014; $60.5 million in 2016; $116.7 million in 2017; $3,322.5 million in 2018; $.2 million in 2019; $12.1 million in 2020. The timing and manner in which we will utilize the net operating loss carryforwards in any year or in total may be limited by various provisions of the Internal Revenue Code (the "Code") (and interpretation thereof) and our ability to generate sufficient future taxable income in the relevant carryforward period.

     The Code provides that any income realized as a result of the cancellation of indebtedness (cancellation of debt income or "CODI") in bankruptcy, will reduce certain tax attributes including net operating loss carryforwards. We realized an estimated $2.5 billion of CODI when we emerged from bankruptcy. Accordingly, our net operating loss carryforwards were reduced by $2.5 billion.

     The following paragraphs summarize some of the various limitations and contingencies which exist with respect to the future utilization of the net operating loss carryforwards.

     The Company realized an estimated $5.4 billion tax loss in 2003 as a result of its investment in CFC. In consultation with our tax advisors and based on relevant provisions of the Code, the Company intends to treat this loss as an ordinary loss, thereby increasing the Company's net operating loss carryforward. The Company has requested a pre-filing examination by the IRS to confirm that this loss should be treated as an ordinary loss. If the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss would be treated as a capital loss, which would only be available to reduce future capital gains for the next 5 years. The procedures related to the pre-filing examination are in process, but are not expected to be completed before August 2004.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss. There is no limitation with respect to the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the limitations described above.

     The timing and manner in which the Company will be able to utilize its net operating loss carryforward will be limited by Section 382 of the Code. Section 382 imposes on a corporation's ability to use its net operating losses if the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, we have determined that this limitation applies to the Company. In order to determine the amount of this limitation we must determine how much of our net operating loss carryforward relates to the period prior to our emergence from bankruptcy (such amount will be subject to the 382 limitation) and how much relates to the period after emergence (such amount will not be subject to the 382 limitation). Pursuant to the Code, we may: (i) allocate the current year tax loss on a pro rata basis to determine earnings (loss) post- and pre-emergence; or (ii) specifically identify transactions in each period and record it in the

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

period it actually occurred. We intend to elect the latter, which we believe will result in a substantial portion of the loss related to CFC being treated as post emergence and therefore not subject to the Section 382 limitation. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year.

     The use of the Company's net deferred income tax assets (including the net operating loss carryforwards) existing as of August 31, 2003, will be accounted for as a reduction of goodwill when utilized pursuant to SOP 90-7. If goodwill is eliminated, any additional use of net deferred income tax assets existing at August 31, 2003 will be accounted for as a reduction of other intangible assets until exhausted and thereafter as an addition to paid-in-capital. Goodwill was reduced by $167.4 million during the one month ended September 30, 2003, due to a reduction in the valuation allowance for net deferred income tax assets established at the Effective Date.

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     This note contains information regarding the following notes payable that were direct corporate obligations of the Company as of September 30, 2003 and December 31, 2002 (dollars in millions):

                                                                                            Successor       Predecessor
                                                                                           -------------    ------------
                                                                                           September 30,    December 31,
                                                                                               2003             2002
                                                                                               ----             ----
$1.3 billion credit agreement...........................................................     $1,300.0          $     -
$1.5 billion senior credit facility.....................................................          -              1,531.4
8.5% senior notes due 2002..............................................................          -                224.9
8.5% guaranteed senior notes due 2003...................................................          -                  1.0
8.125% senior notes due 2003............................................................          -                 63.5
6.4% senior notes due 2003..............................................................          -                234.1
6.4% guaranteed senior notes due 2004...................................................          -                 14.9
10.5% senior notes due 2004.............................................................          -                 24.5
8.75% senior notes due 2004.............................................................          -                423.7
8.75% guaranteed senior notes due 2006..................................................          -                364.3
6.8% senior notes due 2005..............................................................          -                 99.2
6.8% guaranteed senior notes due 2007...................................................          -                150.8
9.0% senior notes due 2006..............................................................          -                150.8
9.0% guaranteed senior notes due 2008...................................................          -                399.2
10.75% senior notes due 2008............................................................          -                 37.6
10.75% guaranteed senior notes due 2009.................................................          -                362.4
                                                                                             --------          ---------


     Total principal amount.............................................................      1,300.0            4,082.3
Unamortized net discount related to issuance of notes payable ..........................          -                (34.0)
Unamortized fair market value of terminated interest rate
     swap agreements....................................................................          -                  8.8
                                                                                             --------          ---------

Less amounts subject to compromise......................................................          -             (4,057.1)
                                                                                             --------          ---------

     Direct corporate obligations.......................................................     $1,300.0          $    -
                                                                                             ========          =========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Pursuant to the Plan, we entered into a senior secured bank credit facility with a principal balance of $1.3 billion (the "New Credit Facility"). The New Credit Facility consists of two tranches: Tranche A - $1.0 billion; and Tranche B - $.3 billion. Principal repayments are due as follows (dollars in millions):

                                                                         Tranche A       Tranche B
                                                                         ---------       ---------
June 30, 2004.........................................................    $   50.0        $   3.0
June 30, 2005.........................................................        50.0            3.0
June 30, 2006.........................................................        50.0            1.5
December 31, 2006.....................................................        50.0            1.5
June 30, 2007.........................................................        75.0            1.5
December 31, 2007.....................................................        75.0            1.5
June 30, 2008.........................................................        75.0            1.5
December 31, 2008.....................................................        75.0            1.5
June 30, 2009.........................................................         -              1.5
September 10, 2009....................................................       500.0            -
December 31, 2009.....................................................         -              1.5
September 10, 2010....................................................         -            282.0
                                                                          --------         ------

                                                                          $1,000.0         $300.0
                                                                          ========         ======

     Tranche A and Tranche B borrowings bear interest, payable monthly, based on either an offshore rate or a base rate. Offshore rates are equal to LIBOR plus an applicable margin based on the rating of the Company's senior secured long-term debt securities by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings Group ("S&P"). Base rates are equal to: (i) the greater of: (a) the Federal funds rate plus .50 percent; or (b) Bank of America's prime rate; plus (ii) an applicable margin based on the rating of the Company's senior secured long-term debt securities by Moody's or S&P. With respect to Tranche A, the LIBOR rate may not be less than 2.0 percent through September 30, 2004, or less than 2.50 percent thereafter. With respect to Tranche B, the LIBOR rate may not be less than 2.25 percent through September 30, 2004, or less than 2.75 percent thereafter. The range of applicable margins are summarized in the following table:

                                                                     Offshore              Base rate
                                                                    rate margin             margin
                                                                    -----------            ---------
Tranche A......................................................     3.75% - 5.25%       1.75% - 3.25%
Tranche B......................................................     5.75% - 7.25%       3.75% - 5.25%

     On September 30, 2003, the interest rates on our Tranche A and Tranche B borrowings were 7.25 percent and 9.50 percent, respectively.

     Pursuant to the New Credit Facility, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances; (iii) certain asset sales or casualty events; (iv) a certain percentage of amounts received or recovered with respect to the D&O loans; and
(v) excess cash flow as defined in the credit agreement. Proceeds not used to prepay indebtedness must generally be: (i) used to redeem a portion of our Preferred Stock; or (ii) contributed to the capital of our insurance subsidiaries.

     The New Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of less than .358:1.0 or less at September 30, 2003, and decreasing over time to .200:1.0 at June 30, 2008 (such ratio was .341:1.0 at September 30, 2003); (ii) an interest coverage ratio greater than or equal to 1.00:1.0 for the quarter ending December 31, 2003, and increasing over time to 4.50:1.0 for the year ending December 31, 2009; (iii) EBITDA, as defined in the credit agreement, greater than or equal to $490.0 million for the two quarters ended March 31, 2004, and increasing over time to $1,296.0 million for the four quarters ending March 31, 2010; (iv) an aggregate risk-based capital ratio, as defined in the credit agreement, greater than or equal to 158 percent at September 30, 2003, and increasing over time to 225 percent at March 31, 2006 (such ratio was 257 percent at September 30, 2003); (v)

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

minimum individual risk-based capital ratios for certain insurance companies as of the end of each fiscal year; (vi) minimum levels of statutory capital and surplus, as defined in the credit agreement (statutory capital and surplus at September 30, 2003 exceeded such requirements); and (vii) minimum investment portfolio requirements (such minimum investment portfolio requirements were met at September 30, 2003). In addition, if we experience a ratings downgrade, or if we fail to achieve an A.M. Best "A-" rating by August 15, 2005 (or December 31, 2005 if we meet certain financial ratios), we will suffer an event of default under the New Credit Facility. If we experience a ratings downgrade below "B
(Fair)" or a downgrade by two or more levels in any six-month period, a "trigger event" will also occur and holders of our Preferred Stock will have the right to vote with holders of our common stock on all matters on an as-converted basis.

     The New Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on the Company's common or preferred stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the New Credit Facility). The obligations under our New Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the credit agreement. This guarantee was secured by granting liens on substantially all the assets of the guarantors including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas.

     Pursuant to the New Credit Facility, the Company is required to pay a fee of $6.5 million on June 30, 2004, unless all borrowings under the credit agreement have been repaid.

     The outstanding notes payable that were direct corporate obligations of Old Conseco prior to our emergence from bankruptcy and the $1.5 billion senior credit facility were discharged in accordance with the Plan.

     PREFERRED STOCK

     Pursuant to the Plan, CNO issued 34.4 million shares of Preferred Stock with an aggregate liquidation preference of approximately $859.7 million. The Preferred Stock has a par value of $.01 per share and a liquidation preference of $25 per share. Dividends are payable at a rate equal to 10.5 percent of the liquidation preference per share, payable semi-annually on March 1 and September
1. This rate will increase to 11 percent beginning September 11, 2005. These dividends are payable in additional shares of Preferred Stock until the later of: (i) September 10, 2005; or (ii) the beginning of the first fiscal quarter after which our primary insurance companies have received a financial strength rating of at least "A-" by A.M. Best Company ("A.M. Best"). Thereafter, dividends are payable, at our option, in cash or additional shares of Preferred Stock. The Preferred Stock may be redeemed by CNO, in whole or in part, at any time in cash equal to the liquidation preference plus cumulative unpaid dividends thereon.

     The Preferred Stock is convertible, at the option of the holder, into common stock of CNO at any time on or after September 30, 2005. The conversion rate is equal to the total liquidation preference plus cumulative unpaid dividends thereon divided by the greater of: (i) the average price of CNO's common stock, as defined, for each of the trading days in the 60 calendar day period immediately preceding January 8, 2004; or (ii) $.15 per share of common stock.

     The Preferred Stock is exchangeable, at the option of the holder, into common stock of CNO at any time on or after September 10, 2013. The exchange rate is equal to the total liquidation preference plus cumulative unpaid dividends thereon divided by the average market price of CNO's common stock, as defined, for the ten trading days ending on the date of exchange. The maximum number of common shares that can be issued shall not exceed the greater of: (i)
7.84 billion shares of common stock; or (ii) the number of authorized but unissued shares of CNO's common stock. In addition, CNO, at its option, may pay cash in an amount equal to the liquidation preference in lieu of delivering the exchanged common stock.

     The holders of the Preferred Stock will be entitled to voting rights beginning September 30, 2005 or earlier if there is: (i) a reduction in the financial strength rating assigned to any of our active material insurance subsidiaries (as defined) by A.M. Best; (ii) an event of default under our credit agreement; (iii) the occurrence of a material adverse regulatory event, as defined, with respect to any of our material insurance subsidiaries (as defined); or (iv) a failure to maintain various financial ratios and balances (none of which are more restrictive than the covenants contained in our credit agreement).

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     WARRANTS

     Pursuant to the Plan, we issued 6.0 million Series A Warrants (the "Warrants") entitling the holders to purchase shares of CNO common stock at a price of $27.60 per share. The Warrants expire on September 10, 2008. The exercise price and number of common shares issuable are subject to adjustment based on the occurrence of certain events, including: (i) stock dividends; (ii) stock splits; and (iii) the issuance of instruments or securities which are exercisable for or convertible into shares of common stock entitling the holders to purchase shares of common stock at a price per share that is less than the market price on the date of issuance.

     SALE OF THE GENERAL MOTORS BUILDING

     During the summer of 2003, we successfully enforced our contractual right to buy out our 50 percent equity partner in the General Motors building ("GM building"), a landmark 50-story office tower in New York City. After obtaining an award in arbitration, and confirming that award in the New York court system, we finally settled our differences with our equity partner, thus permitting us to put the building up for sale. On September 26, 2003, we sold our investment in the GM building. We received cash of $636.8 million, which was approximately equal to the value established upon the adoption of fresh start accounting.

     Our investment in the GM building was made through a partnership which acquired the building in 1998 for $878 million. The initial capital structure of the partnership consisted of: (i) a $700 million senior mortgage; (ii) $200 million of subordinated debt with a stated fixed return of 12.7 percent payable-in-kind, and the opportunity to earn an additional residual return; and
(iii) $30 million of partnership equity, owned 50 percent by Conseco and 50 percent by an affiliate of Donald Trump. A Trump affiliate also served as general manager of the acquired building. We owned 100 percent of the subordinated debt.

     The $30 million of partnership equity represented less than 10 percent of the total capital of the partnership. In addition, the subordinated debt was intended to absorb virtually all expected losses and receive a significant portion of expected residual returns. Based on our 100 percent ownership of the subordinated debt, we were the primary beneficiary of the GM building. The partnership was consolidated in our financial statements effective August 31, 2003 in accordance with the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was implemented in conjunction with fresh start accounting. The August 31, 2003 fresh start balance sheet reflected the following balances of the partnership: the GM building at $1,336.3 million; cash of $28.4 million; and a non-recourse loan of $700 million (classified as an investment borrowing). Our income statement for the one month ended September 30, 2003, reflected investment income of $2.9 million related to this investment (representing our equity interest in the income from the building for the 26 days prior to the sale).

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pursuant to SOP 90-7, we have implemented the provisions of accounting principles required to be adopted within twelve months of the adoption of fresh start accounting. The following summarizes the new accounting pronouncements we have recently adopted:

     The FASB's Derivative Implementation Group issued DIG B36 in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. See the note entitled "Accounting for Derivatives" for a discussion of the impact of implementing this guidance.

     The FASB issued Financial Accounting Standards No. 149 "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") in April 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Except for certain

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

implementation guidance included in SFAS 149 which is already effective, the new guidance is effective for: (i) contracts entered into or modified after June 30, 2003; and (ii) hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") in May 2003. SFAS 150 establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. For example, mandatorily redeemable preferred stock is required to be classified as a liability pursuant to SFAS 150. SFAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning with the third quarter of 2003. Effective July 1, 2003, Old Conseco's Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, or TOPrS, with an aggregate carrying value of $1,921.5 million, were reclassified to liabilities pursuant to the provisions of SFAS 150. The adoption of SFAS 150 does not impact the financial statements of Conseco subsequent to the Effective Date since the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts are no longer outstanding.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance company disclosure and accounting matters including the appropriate accounting for: (i) separate accounts; (ii) additional interest (for example, persistency bonus) accruing to the investment contract holder; (iii) the liability for contracts where the amounts assessed against the contract holder each period are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years; (iv) potential benefits to annuity holders in addition to their account balance; (v) sales inducements to contract holders; and (vi) other provisions. The Company recently sold most of its separate account business. Accordingly, the new guidance related to separate accounts will have no impact on the Company's consolidated financial position, results of operations or cash flows. As a result of our adoption of fresh start accounting, we were required to revalue our insurance product liabilities and record them at their estimated fair market value. In calculating the value of the liabilities for insurance and asset accumulation products, we followed the guidance of SOP 03-01. We have changed the way we classify the costs related to sales inducements in accordance with the new guidance. However, such change was not material. Our reserve for sales inducement persistency bonus benefits was $280.0 million at September 30, 2003, and $278.6 million at August 31, 2003.

     In January 2003, the FASB issued FIN 46, which requires expanded disclosures for and, in some cases, consolidation of significant investments in variable interest entities ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, a company is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46 defines primary beneficiary as the party which will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual returns, or both.

     The Company has investments in various types of VIEs, some of which require additional disclosure under FIN 46, and several of which will require consolidation under FIN 46. As further discussed in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities", we have consolidated all of our investments in VIEs. The adoption of the consolidation requirements of FIN 46 did not have a material impact on our financial condition or results of operations. The note entitled "Investments in Variable Interest Entities" includes the expanded disclosures required by FIN 46.

     The FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") in November 2002. FIN 45 requires certain guarantees to be recognized as liabilities at fair value. In addition, it requires a guarantor to make new disclosures regarding its obligations. We implemented the new disclosure requirements as of December 31, 2002. FIN 45's liability recognition requirement is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not impact the Company's results of operations or financial condition.

     The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") in June 2002. SFAS 146 addresses financial accounting and reporting for costs that are associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

("EITF 94-3"). SFAS 146 is required to be used to account for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated prior to the adoption of SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted the provisions of SFAS 146 on January 1, 2003. The initial adoption of SFAS 146 did not have an impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") in April 2002. Under previous guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS 145 also amends previous guidance to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS 145 on January 1, 2003. Prior period amounts related to extraordinary gains on the extinguishment of debt have been reclassified in accordance with the new guidance.

     The FASB issued SFAS 144 in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. We followed this standard in determining when it was appropriate to recognize impairments on assets we decided to sell as part of our efforts to raise cash. We also followed this standard in determining that our variable annuity business line and CFC should be presented as discontinued operations in our consolidated financial statements (see the note to the consolidated financial statements entitled "Discontinued Operations").

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     DISCONTINUED OPERATIONS

     As previously described in the notes to the consolidated financial statements entitled "Discontinued Finance Business - Sale of CFC" and "Basis of Presentation", the operations of CFC and CVIC were classified as discontinued operations in the 2002 consolidated statement of operations. The following summarizes selected financial information of CFC and CVIC:

                                                             Three months ended              Nine months ended
                                                             September 30, 2002             September 30, 2002
                                                          -------------------------      -------------------------
                                                                            (dollars in millions)

                                                         CFC        CVIC       Total     CFC       CVIC       Total
                                                         ---        ----       -----     ---       ----       -----
Insurance policy income..........................     $   -      $  12.4    $   12.4   $     -     $  30.5   $   30.5
Net investment income (loss).....................       533.3     (120.6)      412.7    1,647.2     (217.3)   1,429.9
Impairment charge................................      (701.3)       -        (701.3)    (701.3)       -       (701.3)
Fee revenue and other income.....................        70.1        -          70.1      201.3         .2      201.5
Total revenues...................................      (129.2)    (128.3)     (257.5)   1,133.3     (244.4)     888.9

Provision for losses.............................       234.2        -         234.2      550.9        -        550.9
Insurance policy benefits........................         -       (125.9)     (125.9)       -       (234.7)    (234.7)
Interest expense.................................       282.2         .1       282.3      852.4        1.0      853.4
Amortization.....................................         -        132.8       132.8        -        224.6      224.6
Other operating costs and expenses...............       174.0        4.6       178.6      472.1       15.5      487.6
Special charges..................................        53.4        -          53.4      109.9        -        109.9
Extraordinary gain on extinguishment
    of debt......................................         -          -           -         (6.2)       -         (6.2)
Total expenses...................................       743.8       11.6       755.4    1,979.1        6.4    1,985.5

Pre-tax loss.....................................      (873.0)    (139.9)   (1,012.9)    (845.8)    (250.8)  (1,096.6)
Income tax benefit...............................      (331.6)     (51.0)     (382.6)    (321.3)     (88.7)    (410.0)
                                                      -------    -------    --------   --------    -------   --------

Amount classified as discontinued operations.....     $(541.4)   $ (88.9)   $ (630.3)  $ (524.5)   $(162.1)  $ (686.6)
                                                      =======    =======    ========   ========    =======   ========

     In addition, in the nine months ended September 30, 2002, CVIC recognized a $43.8 million cumulative effect of accounting change for goodwill impairment pursuant to the adoption of SFAS 142.

     During 2002, we recognized estimated losses related to the ultimate sale and disposition of the aforementioned discontinued businesses, including estimated costs to sell and costs related to the resolution of contingencies. During the eight months ended August 31, 2003, we reduced the accrual for such estimated costs by $16.0 million (after income taxes of $.7 million) to reflect our current estimate. We recorded the reduction of such accrual as income from discontinued operations.

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     We are involved on an ongoing basis in lawsuits (including purported class actions) relating to our operations, including with respect to sales practices, and we and current and former officers and former directors are defendants in pending class action lawsuits asserting claims under the securities laws and derivative lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty and we have estimated the potential exposure for each of the matters and have recorded a liability if a loss is deemed probable.

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

complaints name us as a defendant, along with certain current and former officers of Old Conseco. These lawsuits were filed on behalf of persons or entities who purchased Old Conseco's common stock on various dates between October 24, 2001 and August 9, 2002. In each case Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of Old Conseco's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., et al., File No. 02-CV-1332 DFH-TAB. The lawsuits were stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. It is expected that plaintiffs will file a consolidated class action complaint with respect to the individual defendants in November 2003. Our liability with respect to these lawsuits was discharged in the Plan and our obligation to indemnify certain individual defendants is limited by the Plan. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Derivative Litigation

     Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the then current directors, certain former directors, certain non-director officers of Old Conseco (in one case), and, alleging aiding and abetting liability, certain banks that made loans in relation to Old Conseco's "Stock Purchase Plan" (in three cases). Old Conseco is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of CFC, and engaged in corporate waste by causing Old Conseco to guarantee loans that certain officers, directors and key employees of Old Conseco used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: In Re Conseco, Inc. Derivative Litigation, Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel
v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). We believe that these lawsuits are without merit and intend to defend them vigorously. The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. We have asserted that these lawsuits are assets of the estate pursuant to section 541(a) of the Bankruptcy Code and do not intend to pursue them following emergence from bankruptcy because they are meritless. In October and November 2003, CNO filed motions to dismiss all the pending derivative matters. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Other Litigation

     Collection efforts by the Company and Conseco Services, LLC related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives/officers with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin Dick and Bruce Crittenden. The specific lawsuits include:
Hilbert v. Conseco, Case No. 03A 04283 (Bankr. N.D. Ill.); Conseco Services v. Hilbert, Case No.29C01-0310 MF 1296 (Cir. Ct. Hamilton Cty, Ind.); Murray and Massey v. Conseco, Case No.1:03-CV-1482 LJM-WTL (S.D. Ind.); Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Sup. Ct. Hamilton Cty, Ind.); and Crittenden v. Conseco, Case No.IP02-1823-C B/S (S.D. Ind.). The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan filed an action in the United States District Court for the Southern District of Indiana against Old Conseco,

                       CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Conseco Services, LLC and certain current and former officers of Old Conseco (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of Old Conseco at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in Old Conseco's common stock without full disclosure of the Company's true financial condition. Old Conseco filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. It is expected that there will be a ruling on the motion to dismiss before further proceedings occur in this matter. We believe the lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against Old Conseco, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of Old Conseco common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services, LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life has filed a summary judgment motion with respect to the remaining claims. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company, was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico (Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817), alleging among other things fraud by non-disclosure of additional charges for those policyholders wishing to pay premium modes other than annual. We retained liability for this litigation in connection with the sale of Manhattan National Life in June 2002. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado (Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465), alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policy holders wishing to pay premium modes other than annual. On July 14 and 15, 2003 the plaintiff's motion for class certification was heard and the Court took the matter under advisement. On November 10, 2003, the Court denied the motion for class certification. The defendants believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On July 31, 2001, the Company's subsidiary, Conseco Senior Health Insurance Company, was named in an action filed by the State of Texas in the District Court of Travis County, Texas (State of Texas v. Conseco Senior Health Insurance Company, Cause No. GV102103), alleging among other things a violation of the Deceptive Trade Practices Act related to allegations of failure to adequately notify policyholders that premium rates could increase. Conseco Senior has reached a tentative settlement with the State of Texas, however in the event a settlement is not consummated, Conseco Senior intends to defend this matter vigorously as it believes the lawsuit is without merit. The ultimate outcome of this lawsuit cannot be predicted with certainty.

                       CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against the Company's subsidiary, Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al.
v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI), alleging among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' Motion to Remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. Conseco Life awaits the court's ruling on Plaintiff's Motion to Remand in the Allen matter. In Bailey the parties have agreed to stay in Federal court. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     Other Proceedings

     The Company has been notified that the staff of the SEC has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which was settled in the second quarter of 2003. The Company is cooperating fully with the SEC staff in this matter.

     The deadline to file administrative claims in the bankruptcy proceeding was October 9, 2003. The Plan provides that all such claims must be paid in full, in cash. We are reviewing all timely filed administrative claims and may resolve disputes regarding allowance of such claims in the Bankruptcy Court. If significant administrative claims are allowed, our cash flow would be negatively affected.

                       CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                         Successor                  Predecessor
                                                                      --------------      ---------------------------------
                                                                         One month         Eight months        Nine months
                                                                           ended               ended              ended
                                                                       September 30,        August 31,        September 30,
                                                                           2003                 2003              2002
                                                                           ----                 ----              ----
Cash flows from operating activities:
   Net income (loss)..............................................        $ 24.2            $ 2,201.7           $(6,147.2)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income.................           -                    -                 (15.8)
       Cash received from interest-only securities, net...........           -                    -                 (54.2)
       Servicing income...........................................           -                    -                 (54.5)
       Cash received from servicing activities....................           -                    -                  33.7
       Provision for losses.......................................           -                   55.6               735.2
       Gain on sale of finance receivables........................           -                    -                  13.9
       Amortization and depreciation..............................          30.3                369.8               800.3
       Income taxes...............................................          13.9                 31.4               410.7
       Insurance liabilities......................................          35.8                265.8               279.9
       Accrual and amortization of investment income..............           (.7)                43.2               162.8
       Deferral of cost of policies produced and purchased........         (25.6)              (287.5)             (391.4)
       Impairment charges.........................................           -                    -                 701.3
       Goodwill impairment........................................           -                    -                 500.0
       Special charges............................................           -                    -                 166.3
       Reorganization items.......................................           -               (2,157.0)                -
       Cumulative effect of accounting change.....................           -                    -               2,949.2
       Minority interest..........................................           -                    -                 134.8
       Net realized investment (gains) losses.....................          (6.7)                 5.4               551.7
       Discontinued operations....................................           -                  (16.7)              109.3
       Extraordinary gain on extinguishment of debt...............           -                    -                  (8.1)
       Other......................................................         (18.7)               235.6              (140.5)
                                                                          ------            ---------           ---------

         Net cash provided by operating activities................        $ 52.5            $   747.3           $   737.4
                                                                          ======            =========           =========

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee
       benefit plans.............................................            $ -                $.3                 $13.0
     Issuance of convertible preferred shares....................            5.3                 -                    2.1

     At September 30, 2003, we held restricted cash of $22.1 million in trust for the payment of bankruptcy-related professional fees.

                       CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46. The following are descriptions of our significant investments in VIEs:

     Brickyard Trust

     We liquidated and distributed all the assets of the Brickyard Loan Trust ("Brickyard") during the third quarter of 2003. We recognized a loss of $11.1 million during the second quarter of 2003 to record our investment at its estimated fair value as we intended to liquidate it. No additional gain or loss was recognized upon the ultimate disposition of Brickyard.

     Brickyard was a collateralized debt obligation trust which participated in an underlying pool of commercial loans. The initial capital structure of Brickyard consisted of $575 million of senior financing provided by unrelated third party investors and $127 million of notes and subordinated certificates owned by the Company and others. As a result of our 85 percent ownership interest in the subordinated certificates, we were the primary beneficiary of Brickyard. In accordance with ARB 51 "Consolidated Financial Statements", Brickyard was consolidated in our financial statements because: (i) our investment management subsidiary, 40|86 Advisors, Inc. was the investment manager; and (ii) we owned a significant interest in the subordinated certificates. Included in "Assets held in separate accounts and investment trust" at December 31, 2002 were $410.2 million of assets which served as collateral for Brickyard's obligations. These amounts were offset by a corresponding liability account, the value of which fluctuated in relation to changes in the values of the investments. The senior note obligations had no recourse to the general credit of the Company.

     Other Investment Trusts

     In December 1998, Old Conseco formed three investment trusts which were special purpose entities formed to hold various fixed maturity, limited partnership and other types of investments. The initial capital structure of each of the trusts consisted of: (i) approximately 96 percent principal-protected senior notes; (ii) approximately 3 percent subordinated junior notes; and (iii) 1 percent equity. The senior principal-protected notes are collateralized by zero coupon treasury notes with par values and maturities matching the par values and maturities of the principal-protected senior notes. Conseco's life insurance subsidiaries own 100 percent of the senior principal-protected notes. Certain of Conseco's non-life insurance subsidiaries own all of the subordinated junior notes, which have a preferred return equal to the total return on the trusts' assets in excess of principal and interest on the senior notes. The equity of the trusts is owned by unrelated third parties.

     The three investment trusts are VIEs under FIN 46 because the trusts' equity represents significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all expected residual returns. Based on our 100 percent ownership of the subordinated junior notes, we are the primary beneficiary of the investment trusts. All three trusts are consolidated in our financial statements. The carrying value of the total invested assets in the three trusts was approximately $397 million and $382 million at September 30, 2003 and December 31, 2002, respectively, which also represents Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts have no obligations or debt to outside parties.

     Investment in General Motors Building

     See the note entitled "Sale of the General Motors Building" for a discussion of this investment.

                       CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     SPECIAL CHARGES

     2002

       The following table summarizes the special charges incurred by the Company during the three and nine months ended September 30, 2002, which are further described in the paragraphs which follow (dollars in millions):

                                                                              Three months ended        Nine months ended
                                                                              September 30, 2002        September 30, 2002
                                                                              ------------------        ------------------
       Loss related to reinsurance transaction and businesses sold to
          raise cash.........................................................            $20.0                   $ 47.0
       Costs related to debt modification and refinancing transactions.......               .3                     17.7
       Restructuring costs...................................................             12.1                     12.1
       Expenses related to the termination of the former chief
          financial officer..................................................              -                        6.5
       Other items...........................................................              2.5                     19.8
                                                                                         -----                    -----

           Special charges before income tax benefit.........................            $34.9                   $103.1
                                                                                         =====                   ======

     Loss related to debt modification and reinsurance transaction and businesses sold to raise cash

     We completed various asset sales and reinsurance transactions to raise cash which resulted in net losses of $47.0 million during the first nine months of 2002. These amounts included: (i) a loss of $39.0 million related to the reinsurance of a portion of our life insurance business; (ii) a loss of $20.0 million associated with the sale of our subsidiary in India; partially offset by
(iii) asset sales resulting in a net gain of $12.0 million.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements (including the debt exchange offer completed in April 2002) entered into in the first nine months of 2002, we incurred costs of $17.7 million which are not permitted to be deferred pursuant to GAAP.

     Restructuring costs

     We incurred expenses totaling $12.1 million in the three and nine months ended September 30, 2002, related to professional and advisory fees incurred related to the restructuring of our capital.

     Expenses related to termination of the former chief financial officer

     The employment of Old Conseco's chief financial officer was terminated in the first quarter of 2002. As a result, the vesting provisions associated with the restricted stock issued to the chief financial officer pursuant to his employment agreement were accelerated. We recognized a charge of $5.1 million related to the immediate vesting of such restricted stock in the first quarter of 2002. In addition, we recognized severance benefits of $1.4 million associated with the termination.

     Other items

     Other items include expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary;
(ii) for severance benefits related to the transfer of such operations; and
(iii) for other items which are not individually significant. The Company sold its India subsidiary in the fourth quarter of 2002 and has significantly reduced the customer service and backroom operations conducted there.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at September 30, 2003, and the consolidated results of operations for: (i) the one month ended September 30, 2003; (ii) the two months ended August 31, 2003;
(iii) the eight months ended August 31, 2003; and (iv) the three and nine months ended September 30, 2002 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things: (i) the potential lingering adverse impact of the Chapter 11 petitions on Conseco's business operations, and relationships with our customers, employees, regulators, distributors and agents; (ii) our ability to operate our business under the restrictions imposed by our senior bank credit facility; (iii) our ability to improve the financial strength ratings of our insurance companies and the impact of recent rating downgrades on our business;
(iv) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) Conseco's ability to sell its products and access capital on acceptable terms, the market value of Conseco's investments, and the lapse rate and profitability of policies; (v) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies;
(vi) customer response to new products, distribution channels and marketing initiatives; (vii) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products;
(viii) performance of our investments; (ix) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (x) increasing competition in the sale of insurance and annuities; (xi) regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies (including the payment of dividends to our holding company), regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; (xii) the ultimate outcome of lawsuits filed against Conseco; and (xiii) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Our forward-looking statements speak only as of the date made. We assume no obligation to update or to publicly announce the results of any revisions to any of the forward-looking statements to reflect actual results, future events or developments, changes in assumptions or changes in other factors affecting the forward-looking statements.

     CHAPTER 11 REORGANIZATION

     On the Petition Date, the Filing Entities filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. During the pendency of the Chapter 11 cases, the Filing Entities continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     We emerged from bankruptcy protection under the Plan, which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003, the Confirmation Date, and became effective on September 10, 2003, the Effective Date. In accordance with SOP 90-7, we adopted fresh start accounting on the Effective Date. However, in light of the proximity of

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

this date to the August month end, for accounting convenience purposes, we have reported the effects of fresh start accounting as if they occurred on August 31, 2003.

     The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, fully secured claims and certain intercompany claims, and the distribution of shares of new equity securities (including warrants) of CNO to partially secured and unsecured creditors of the Filing Entities. Holders of claims arising under Old Conseco's $1.5 billion senior bank credit facility also received a pro rata interest in the New Credit Facility. Holders of Old Conseco's common stock and preferred stock did not receive any distribution under the Plan, and these securities, together with all other prepetition securities and the $1.5 billion senior bank credit facility of Old Conseco, were cancelled on the Effective Date.

     On the Effective Date, under the terms of the Plan, we emerged from the bankruptcy proceedings with a capital structure consisting of: (i) $1.3 billion of indebtedness under the New Credit Facility; (ii) approximately 34.4 million shares of Preferred Stock of CNO with an initial aggregate liquidation preference of $859.7 million; (iii) 100 million shares of common stock of CNO, excluding shares issued to our new non-executive chairman upon his appointment and shares issued or to be issued to directors, officers, or employees under a new equity incentive plan; and (iv) warrants to purchase 6.0 million shares of CNO common stock. Under the terms of the Plan, we distributed CNO equity securities to the creditors of Old Conseco in the amounts outlined below:

o lenders under Old Conseco's senior bank credit facility and director and officer loan program received approximately 34.4 million shares of our Preferred Stock with an initial aggregate liquidation preference of $859.7 million;

o holders of Old Conseco's senior notes received approximately 32.3 million shares of our common stock;

o    holders of Old Conseco's guaranteed senior notes received approximately
     60.6 million shares of our common stock;

o    holders of Old Conseco's general unsecured claims received approximately
     2.9 million shares of our common stock; and

o holders of trust preferred securities issued by Old Conseco's subsidiary trusts received approximately 1.5 million shares of our common stock and warrants to purchase 6.0 million shares of our common stock at an exercise price of $27.60 per share.

     The distribution of our common stock summarized above represents approximately 97 percent of all of the shares of common stock to be distributed under the Plan. Approximately 2.7 million shares of common stock have been reserved for distribution under the Plan in respect of disputed claims, the resolution of which is still pending. If reserved shares remain after resolution of these disputed claims, then the reserved shares will be reallocated to other general unsecured creditors of Old Conseco as provided for under the Plan.

     For a complete discussion of the distributions provided for under the Plan, investors should refer to the complete text of the Plan confirmed by the Bankruptcy Court on September 9, 2003, and filed with the Securities and Exchange Commission on September 15, 2003 with our Current Report on Form 8-K.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Old Conseco's 2002 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements.

     Since the Petition Date, our consolidated financial statements have been prepared in accordance with SOP 90-7. Accordingly, all prepetition liabilities subject to compromise were segregated in the consolidated balance sheet and classified as "liabilities subject to compromise" at the estimated amount of allowable claims. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 cases were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was paid during the Chapter 11 cases or when it was probable that it would be an allowed claim.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Under fresh start reporting the Company was required to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with the Plan, and record any portion of the reorganization value which can not be attributed to specific tangible or identified intangible assets as goodwill. As a result, the Company's financial statements for periods following August 31, 2003, will not be comparable with those of Old Conseco prepared before that date. Consistent with SOP 90-7 we have implemented accounting standards that were required to be adopted in our consolidated financial statements within twelve months of our Effective Date.

     RISK FACTORS

     We are subject to a number of risks. These risks could have a material adverse effect on our business, financial condition or results of operations.

     Our Recent Bankruptcy May Continue to Disrupt Our Operations and the Operations of Our Subsidiaries.

     The announcement of our intention to seek a restructuring of our capital in August 2002 and the filing of bankruptcy petitions under the Bankruptcy Code in December 2002 caused significant disruptions in our operations. In August 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B (Fair)." Rating downgrades and other adverse publicity concerning our financial condition and bankruptcy filings caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, this caused defections among our agent sales force or increases in the commissions or sales incentives we must pay in order to retain them.

     We emerged from bankruptcy on September 10, 2003. The full extent to which our bankruptcy impacted our business operations and relationship with our customers, employees, regulators, distributors and agents may not be known for some time and there may be lingering adverse effects associated with our bankruptcy filing.

     Our Degree of Leverage May Limit Our Financing and Operating Activities.

     We continue to have significant indebtedness after our emergence from bankruptcy. As of September 30, 2003, our debt to total capital ratio was 34 percent and our debt and preferred stock to total capital ratio was 57 percent. Furthermore, our historical capital requirements have been significant and our future capital requirements could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors that are not within our control. We cannot assure you that we will be able to obtain financing in the future. We have suffered significant losses in the past and cannot assure you that we will not continue to experience losses in the future. Our profitability and ability to generate cash flow will depend upon our ability to successfully implement our business strategy. However, we cannot assure you that we will be able to do so. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

     A Failure to Improve and Maintain the Financial Strength Ratings of Our Insurance Subsidiaries Could Negatively Impact Our Operations and Financial Results.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B++ (Very Good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best further lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very
Good)" to "B (Fair)". The A.M. Best downgrades caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades also caused defections among our agent sales force or increases in the commissions or sales incentives we must pay in order to retain them. These events have had a material adverse effect on our operations, financial results and liquidity.

     On September 11, 2003, A.M. Best affirmed its financial strength ratings of our primary insurance companies ("B (Fair)") and removed the ratings from under review, indicating that the ratings outlook is positive. On October 3, 2003, A.M. Best assigned a positive outlook to all of our ratings. Our plan of reorganization contemplated that our insurance subsidiaries would achieve an A.M. Best "A" rating approximately by the end of 2004, but we cannot assure you that we will be able to either achieve or maintain this rating. If we fail to achieve and maintain an A.M. Best "A" rating, sales of our insurance products could fall and additional existing policyholders may redeem or allow their policies to lapse, adversely affecting our future operations, financial results and liquidity. In addition, if we experience a ratings downgrade, or if we fail to achieve

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

an A.M. Best "A-" rating by August 15, 2005 (or December 31, 2005 if we meet certain financial ratios), we will suffer an event of default under the New Credit Facility. If we experience a ratings downgrade below "B (Fair)" or a downgrade by two or more levels in any six-month period, a "trigger event" will also occur and holders of our Preferred Stock will have the right to vote with holders of our common stock on all matters on an as-converted basis.

     The Covenants in the New Credit Facility Restrict Our Activities and Require Us to Meet or Maintain Various Financial Ratios and Minimum Insurance Ratings.

     We entered into a senior secured bank credit facility with our lenders in connection with our reorganization. The New Credit Facility contains a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders under the New Credit Facility. We also must meet or maintain various financial ratios and minimum financial strength ratings for our insurance subsidiaries. For instance, if we experience a ratings downgrade by A.M. Best, or if we fail to achieve an A.M. Best "A-" rating by August 15, 2005 (or December 31, 2005 if we meet certain financial ratios), we will suffer an event of default under the New Credit Facility. Our ability to meet these financial and ratings covenants may be affected by events beyond our control. These requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts. Refer to the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations" for additional discussion of the New Credit Facility and related covenants.

     Conseco, Inc. and CDOC, Inc. are Holding Companies and Depend on their Subsidiaries for Cash.

     Conseco, Inc. and CDOC, Inc., our wholly owned subsidiary and a guarantor under the New Credit Facility, are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of Conseco or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to Conseco and CDOC, which, in turn, would limit the ability of Conseco and CDOC to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year; or
(ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. We recently were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, limited the ability of our insurance subsidiaries to pay dividends. We have been informed by the Texas Department of Insurance that it intends to formally release the consent orders in the near future. We have agreed with the Commissioner of Insurance for the State of Texas to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of ordinary dividends to any non-insurance company parent, and periodic reporting of information concerning our financial performance and operations. If our financial condition were to deteriorate, we may be required to enter into consent orders in the future. In addition, actions that we may need to take to improve the authorized control level risk based capital ("ACLRBC") ratios of our insurance subsidiaries could affect the ability of our insurance subsidiaries to pay dividends.

     The Obligations of Conseco, Inc. and CDOC, Inc. are Structurally Subordinated to the Obligations of Their Subsidiaries.

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to claims to distributions from the subsidiaries, upon which we depend to make payments on our obligations. CDOC's subsidiaries had indebtedness for borrowed money (excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $25.6 billion at September 30, 2003. The obligations of Conseco and CDOC, as parent holding companies, will rank effectively junior to these liabilities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     If an insurance company subsidiary were to be liquidated, that liquidation would be conducted under the insurance laws of its state of domicile by such state's insurance regulator as the receiver with respect to such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders will not have the right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

     Our Insurance Business Performance May Decline if Our Premium Rates Are Not Adequate.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if future experience results in blocks of our health insurance business becoming unprofitable. We generally cannot raise our health insurance premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in anti-selection if healthier policyholders allow their policies to lapse. This would reduce our premium income and profitability in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

     The loss ratios for our long-term care products have increased in recent periods and exceeded 96 percent during the one month period ended September 30, 2003. We will have to raise rates or take other actions with respect to certain of these policies or this business will continue to be unprofitable and our financial results will be adversely affected.

     We May Not Achieve the Goals of Certain Initiatives We Have Undertaken With Respect to the Restructuring of Our Principal Insurance Business.

     Several of our principal insurance businesses have experienced substantial recent losses in their investment portfolios, declining sales and expense levels that exceed product pricing. We have adopted several initiatives designed to improve these operations, including focusing sales efforts on higher margin products; reducing operating expenses by eliminating or reducing the costs of marketing certain products; personnel reductions and streamlined administrative procedures; stabilizing the profitability of inforce business, particularly long-term care policies; and combining certain legal insurance entities to reduce burdens associated with statutory capital requirements and certain other redundancies. We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. We are working to improve the performance of investments by reducing exposure to credit events and certain types of higher risk assets. We have only recently adopted some of these initiatives and we cannot assure you that they will be successfully implemented.

     Our Reserves for Future Insurance Policy Benefits and Claims May Prove To Be Inadequate, Requiring Us to Increase Liabilities and Resulting in Reduced Net Income and Shareholders' Equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on assumptions made by our actuaries. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions (including those related to the pricing of our policies), changes in doctrines of legal liability, and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and prior years' statistics. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial performance depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

expenses, we would be required to increase our liabilities resulting in an adverse effect to our financial results and financial position.

     Our Insurance Subsidiaries May be Required to Pay Assessments to Fund Policyholder Losses or Liabilities; This May Have a Material Adverse Effect on Our Results of Operations.

     The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Insolvencies of insurance companies increase the possibility that these assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Any future assessments may have a material adverse effect on our financial results and financial position.

     We are Subject to Further Risk of Loss Notwithstanding Our Reinsurance Arrangements.

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Furthermore, we face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations could materially affect our operations and financial condition.

     We Are Subject to Extensive Regulation.

     Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate, which is primarily for the benefit and protection of our customers, and not for the benefit of our investors or creditors. Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating sales and other practices, licensing agents, approving policy forms, setting reserve and solvency requirements, determining the form and content of required statutory financial statements, limiting dividends and prescribing the type and amount of investments.

     We have been operating under heightened scrutiny from state insurance regulators. Our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and its subsidiaries), entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002 which we expect to be released in the near future.

     In Certain Circumstances, Regulatory Authorities May Place Our Insurance Subsidiaries Under Regulatory Control.

     Our insurance subsidiaries are subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: asset quality; mortality and morbidity; asset and liability matching; and other business factors. The requirements are used by states as an early warning tool to discover potential weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's ACLRBC falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. Possible regulatory actions range from requiring the insurer to propose actions to correct the ACLRBC deficiency to placing the insurer under regulatory control. The 2002 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of levels subjecting the subsidiary to any regulatory action. The 2002 audited financial statements of our insurance subsidiaries were completed in June 2003. Two of our subsidiaries' ACLRBC ratios, based on the capital balances reflecting audit adjustments, were less than 250 percent. As a result of an additional adjustment in the amended 2002 Annual Statement relating to one such subsidiary's investment in the General Motors building its ACLRBC ratio exceeded 250 percent. As a result of the sale of the General Motors building, the ACLRBC ratio for the other subsidiary has increased to a level above 250 percent. However, as a result of losses on the long-term care business within Conseco Insurance Group during the third quarter of 2003, including claim reserve strengthening of $87 million, we will need to contribute additional capital to one subsidiary to enable its ACLRBC to equal or exceed 250 at December 31, 2003. See the information described under the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Recently Enacted and Pending or Future Legislation Could Also Affect the Financial Performance of Our Insurance Operations.

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals which could have the effect of increasing our loss ratios and have an adverse effect on our financial results. In particular, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

     Proposals currently pending in Congress and some state legislatures may also affect our financial results. These proposals include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers (including lapse and replacement rates for policies and the percentage of claims denied). Enactment of any of these proposals could adversely affect our financial results.

     In addition, the federal government may seek to regulate the insurance industry, and recent government regulation may increase competition in the insurance industry and may affect our insurance subsidiaries' current sales methods. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have a direct impact on the insurance business. Current and proposed measures that may significantly affect the insurance business generally include limitations on antitrust immunity and minimum solvency requirements.

     Changing Interest Rates May Adversely Affect Our Results of Operations.

     Our profitability may be directly affected by the level of and fluctuations in interest rates. While we monitor the interest rate environment and have previously employed hedging strategies designed to mitigate the impact of changes in interest rates, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. The profits from many non-spread-based insurance products, such as long-term care policies will be adversely affected if interest rates decline. Finally, changes in interest rates can have significant effects on the performance of our mortgage-backed securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, we cannot assure that we will be successful in implementing these strategies and achieving adequate investment spreads.

     Litigation and Regulatory Investigations May Harm Our Financial Strength and Reduce Our Profitability.

     Insurance companies historically have been subject to substantial litigation resulting from claims disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies are increasingly facing policyholder suits, class action suits and disputes with reinsurers. The class action and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments are increasingly focusing on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. As a result of these trends, we are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business and investment operations, including class actions and reinsurance disputes, and, from time to time, are also involved in various governmental and administrative proceedings. Such litigation and proceedings may harm our financial strength and reduce our profitability. We cannot assure you that such litigation will not adversely affect our future business, financial condition or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The Markets in Which We Compete Are Highly Competitive.

     Each of the markets in which we operate is highly competitive. Competitors include other life and accident and health insurers, commercial banks, thrifts, mutual funds and broker-dealers. Many of our competitors in different segments and regions are larger companies that have greater capital, technological and marketing resources, and have access to capital at a lower cost. Because the actual cost of products is unknown when they are sold, we are subject to competitors who may sell a product at a price that does not cover its actual cost. Agents placing insurance business with our insurance subsidiaries generally are compensated on a commission basis. There are many life and health insurance companies in the U.S., most of which currently enjoy higher financial strength ratings than we do. Some of these companies may pay higher commissions and charge lower premium rates, and many companies have more substantial resources than we do. Publicity about our recent financial difficulties, including our bankruptcy, caused agents to place business with other insurers, and we may not be able to recapture lost business following our emergence from bankruptcy.

     We must attract and retain sales representatives to sell our insurance and annuity products. Strong competition exists among financial services companies for efficient sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, financial strength ratings, support services and compensation and product features. Our competitiveness for such agents also depends upon the relationships we develop with these agents. If we are unable to attract and retain sufficient numbers of sales representatives to sell our products, our ability to compete and our revenues would suffer.

     Tax Law Changes Could Adversely Affect Our Insurance Product Sales and Profitability.

     We sell deferred annuities and some forms of life insurance products which are attractive to purchasers, in part, because policyholders generally are not subject to United States federal income tax on increases in policy values until some form of distribution is made. Recently, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010, and increase contributions which may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will sunset at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. There can be no assurance that further tax legislation will not be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

     A Broad Range of Uncertainties Arising Out of World Events May Adversely Affect the Insurance Industry and Financial Markets.

     Terrorist attacks in New York City and Washington, D.C. on September 11, 2001 adversely affected commerce throughout the United States and resulted in significant disruption to the insurance industry and significant declines and volatility in financial markets. The continued threat of terrorism within the United States and abroad, the military action and heightened security measures in response to that threat and the risk of global outbreaks of illnesses such as SARS may cause additional disruptions to the insurance industry, reduced economic activity and continued volatility in markets throughout the world, which may adversely impact our financial results.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     As previously discussed, due to the application of fresh start accounting, the reported historical financial statements of the Predecessor for periods prior to August 31, 2003, generally are not comparable to financial statements prepared after that date. Therefore, the results of operations of the Successor have not been combined with those of the Predecessor. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. The following tables and narratives summarize our operating results for the periods presented (dollars in millions):

                                                   Successor                            Predecessor
                                                 ------------      --------------------------------------------------------
                                                   One month       Two months   Three months   Eight months     Nine months
                                                     ended            ended         ended          ended           ended
                                                 September 30,     August 31,   September 30,   August 31,     September 30,
                                                     2003             2003          2002           2003            2002
                                                     ----             ----          ----           ----            ----
Earnings (losses) before taxes:
     Insurance and fee-based segment earnings
       (losses)...................................     $49.3        $  170.5      $(747.4)       $  296.9       $  (759.3)

     Corporate operations:
       Corporate expenses, less charges to
         subsidiaries for services provided.......      (2.5)           (1.7)       (27.4)          (28.4)          (72.7)
       Interest expense on corporate debt, net
         of corporate investment income...........      (6.3)          (50.3)       (79.0)         (181.7)         (227.7)
       Venture capital income (loss)..............      (2.7)            2.0         (6.6)           10.5          (106.6)
       Provision for losses.......................       -             (24.5)       (59.9)          (55.6)         (199.9)
       Special charges............................       -               -          (32.6)            -             (61.1)
       Extraordinary gain on extinguishment
         of debt..................................       -               -            -               -               1.8
       Reorganization items.......................       -           2,163.0          -           2,130.5             -
                                                       -----        --------      -------        --------       ---------

       Income (loss) before income taxes, minority
         interest, discontinued operations and
         cumulative effect of accounting change...     $37.8        $2,259.0      $(952.9)       $2,172.2       $(1,425.5)
                                                       =====        ========      =======        ========       =========

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


 Insurance and fee-based operations (dollars in millions)

                                                                                  Successor             Predecessor
                                                                                ------------   ----------------------------
                                                                                  One month    Two months      Three months
                                                                                   ended          ended           ended
                                                                                September 30,   August 31,     September 30,
                                                                                    2003           2003            2002
                                                                                    ----           ----            ----
Premiums and asset accumulation product collections:
   Annuities..................................................................   $    68.7       $   162.2      $   270.4
   Supplemental health........................................................       191.7           386.6          588.1
   Life.......................................................................        46.5           100.7          159.0
   Group major medical........................................................        17.4            28.9           83.8
                                                                                 ---------       ---------      ---------

       Collections on insurance products from continuing lines
          of business.........................................................       324.3           678.4        1,101.3

   Individual major medical in run-off........................................          .5             1.6           16.6
   Discontinued operations....................................................         -               -             72.2
                                                                                 ---------       ---------      ---------

       Total collections on insurance products................................       324.8           680.0        1,190.1

   Deposit type contracts.....................................................        30.8            57.5           78.3
   Deposit type contracts - discontinued operations...........................         -               -              1.3
   Mutual funds...............................................................         6.2            24.6           18.1
                                                                                 ---------       ---------      ---------

       Total premiums and asset accumulation product collections..............   $   361.8       $   762.1      $ 1,287.8
                                                                                 =========       =========      =========

Average liabilities for insurance and asset accumulation products (excluding discontinued operations and our major medical business in run-off):
     Annuities:
       Mortality based........................................................   $   338.8       $   258.2      $   251.3
       Equity-linked..........................................................     1,569.5         1,648.3        2,086.6
       Deposit based..........................................................     7,447.2         7,386.0        7,841.5
       Separate accounts and investment trust liabilities.....................        87.7           271.9          627.1
     Health...................................................................     8,112.9         6,055.1        5,518.1
     Life:
       Interest sensitive.....................................................     3,680.6         3,650.3        4,122.9
       Non-interest sensitive.................................................     2,249.4         2,145.0        1,889.7
                                                                                 ---------       ---------      ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded....................   $23,486.1       $21,414.8      $22,337.2
                                                                                 =========       =========      =========
Revenues:
   Insurance policy income....................................................   $   248.9       $   499.7      $   800.5
   Net investment income:
     General account invested assets..........................................       105.3           232.7          365.1
     Equity-indexed products based on the change in value of the
       S&P 500 Call Options...................................................        (8.3)            6.8          (27.3)
     Separate account assets..................................................         -               -             (5.3)
     Trading account income related to policyholder and reinsurer accounts....        14.8             -              -
     Change in value of embedded derivatives related to modified
       coinsurance agreements.................................................        (8.6)            -              -
   Fee revenue and other income...............................................         1.9             8.2           19.9
                                                                                 ---------       ---------      ---------

       Total revenues (a).....................................................       354.0           747.4        1,152.9
                                                                                 ---------       ---------      ---------

Expenses:
   Insurance policy benefits..................................................       203.9           288.1          729.3
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below..........................................        38.1            77.7          120.8
     Equity-indexed products based on S&P 500 Index...........................        (5.2)           14.3           (3.7)
     Separate account liabilities.............................................         -               -             (5.3)
   Amortization related to operations.........................................        27.0            59.0          182.5
   Interest expense on investment borrowings..................................          .6             1.9            2.1
   Other operating costs and expenses.........................................        47.0           100.7          133.6
                                                                                 ---------       ---------      ---------

       Total benefits and expenses (a)........................................       311.4           541.7        1,159.3
                                                                                 ---------       ---------      ---------

       Income (loss) before goodwill impairment, net investment gains (losses), special charges, income taxes, minority interest, discontinued
         operations and cumulative effect of accounting change................        42.6           205.7           (6.4)

Goodwill impairment...........................................................         -               -           (500.0)
Net investment gains (losses), including related costs and
   amortization...............................................................         6.7           (35.2)        (238.7)
Special charges...............................................................         -               -             (2.3)
                                                                                 ---------       ---------      ---------

Income (loss) before income taxes, minority interest, discontinued
   operations and cumulative effect of  accounting change.....................   $    49.3       $   170.5      $  (747.4)
                                                                                 =========       =========      =========
                                   (continued)


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                  Successor              Predecessor
                                                                                -------------  ------------------------------
                                                                                 One month      Two months     Three months
                                                                                  ended           ended            ended
                                                                                September 30,    August 31,     September 30,
                                                                                    2003           2003            2002
                                                                                    ----           ----            ----
Ratios (annualized):
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for
     insurance and asset accumulation products (b)..............................     2.90%           3.99%          3.93%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products (c)..................................................     2.41%           2.85%          2.46%

Health loss ratios:
   All health lines:
     Insurance policy benefits..................................................    $154.0          $418.1         $575.0
     Loss ratio.................................................................    77.78%         107.54%         96.25%

   Medicare Supplement:
     Insurance policy benefits..................................................     $57.3          $102.3         $161.8
     Loss ratio.................................................................    67.15%          60.54%         64.07%

   Long-Term Care:
     Insurance policy benefits..................................................     $73.7          $252.4         $323.9
     Loss ratio.................................................................    96.07%         167.18%        144.82%
     Interest-adjusted loss ratio...............................................    66.35%         141.26%        122.44%

   Specified Disease:
     Insurance policy benefits..................................................     $18.3           $49.7          $66.0
     Loss ratio.................................................................    60.68%          82.48%         71.50%
     Interest-adjusted loss ratio...............................................    30.90%          52.32%         43.53%

   Other:
     Insurance policy benefits..................................................      $4.7           $13.7          $23.3
     Loss ratio.................................................................    81.16%         160.82%         80.78%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.
(c) Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Insurance and fee-based operations (dollars in millions)

                                                                                  Successor              Predecessor
                                                                                -------------  -----------------------------
                                                                                 One month      Eight months    Nine months
                                                                                   ended          ended            ended
                                                                                September 30,    August 31,    September 30,
                                                                                    2003           2003            2002
                                                                                    ----           ----            ----
Premiums and asset accumulation product collections:
   Annuities.................................................................... $    68.7       $   772.4       $  804.1
   Supplemental health..........................................................     191.7         1,552.9        1,794.4
   Life.........................................................................      46.5           383.4          483.8
   Group major medical..........................................................      17.4           152.4          248.2
                                                                                 ---------       ---------       --------

       Collections on insurance products from continuing lines
          of business...........................................................     324.3         2,861.1        3,330.5

   Individual major medical in run-off..........................................        .5             4.0           89.2
   Discontinued operations......................................................       -               -            260.8
                                                                                 ---------       ---------       --------

       Total collections on insurance products..................................     324.8         2,865.1        3,680.5

   Deposit type contracts.......................................................      30.8           260.1          237.6
   Deposit type contracts - discontinued operations.............................       -               -              5.8
   Mutual funds.................................................................       6.2           159.7          144.6
                                                                                 ---------       ---------      ---------

       Total premiums and asset accumulation product collections................ $   361.8       $ 3,284.9      $ 4,068.5
                                                                                 =========       =========      =========

Average liabilities for insurance and asset accumulation products (excluding discontinued operations and our major medical business in run-off):
       Annuities:
       Mortality based.......................................................... $   338.8       $   255.9      $   250.5
       Equity-linked............................................................   1,569.5         1,697.9        2,258.1
       Deposit based............................................................   7,447.2         7,376.3        7,998.1
       Separate accounts and investment trust liabilities.......................      87.7           401.3          695.9
     Health.....................................................................   8,112.9         5,941.0        5,376.3
     Life:
       Interest sensitive.......................................................   3,680.6         3,732.2        4,052.7
       Non-interest sensitive...................................................   2,249.4         2,146.3        2,089.7
                                                                                 ---------       ---------      ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded...................... $23,486.1       $21,550.9      $22,721.3
                                                                                 =========       =========      =========
Revenues:
   Insurance policy income...................................................... $   248.9       $ 2,055.3      $ 2,375.1
   Net investment income:
     General account invested assets............................................     105.3           913.4        1,141.0
     Equity-indexed products based on the change in value of the
       S&P 500 Call Options.....................................................      (8.3)           25.2          (97.8)
     Separate account assets....................................................       -               -             (8.5)
     Trading income related to policyholder and reinsurer accounts..............      14.8             -              -
     Change in value of embedded derivatives related to modified
       coinsurance agreements...................................................      (8.6)            -              -
   Fee revenue and other income.................................................       1.9            34.4           69.9
                                                                                 ---------       ---------      ---------

       Total revenues (a).......................................................     354.0         3,028.3        3,479.7
                                                                                 ---------       ---------      ---------

Expenses:
   Insurance policy benefits....................................................     203.9         1,621.3        1,907.0
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below............................................      38.1           311.6          377.3
     Equity-indexed products based on S&P 500 Index.............................      (5.2)           66.6          (18.9)
     Separate account liabilities...............................................       -               -             (8.5)
   Amortization related to operations...........................................      27.0           338.0          579.6
   Interest expense on investment borrowings....................................        .6             8.3           12.4
   Other operating costs and expenses...........................................      47.0           380.6          378.7
                                                                                 ---------       ---------      ---------

       Total benefits and expenses (a)..........................................     311.4         2,726.4        3,227.6
                                                                                 ---------       ---------      ---------

         Income before goodwill impairment, net investment gains (losses), special charges, income taxes, minority interest, discontinued
         operations and cumulative effect of accounting change..................      42.6           301.9          252.1

Goodwill impairment.............................................................       -               -           (500.0)
Net investment gains (losses), including related costs and
   amortization.................................................................       6.7            (5.0)        (469.4)
Special charges.................................................................       -               -            (42.0)
                                                                                 ---------       ---------      ---------

Income (loss) before income taxes, minority interest, discontinued
   operations and cumulative effect of  accounting change...................... .$    49.3       $   296.9      $  (759.3)
                                                                                 =========       =========      =========
                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                  Successor              Predecessor
                                                                                -------------   ----------------------------
                                                                                 One month       Eight months   Nine months
                                                                                  ended            ended          ended
                                                                                September 30,     August 31,    September 30,
                                                                                    2003            2003            2002
                                                                                    ----            ----            ----
Ratios (annualized):
   Investment income, net of interest credited on annuities and universal life products and interest expense on investment borrowings, as a percentage of average liabilities for
     insurance and asset accumulation products (b)...........................        2.90%           3.86%          4.27%
   Operating costs and expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a
     percentage of average liabilities for insurance and asset
     accumulation products (c)...............................................        2.41%           3.03%          2.29%

Health loss ratios:
   All health lines:
     Insurance policy benefits...............................................       $154.0        $1,417.8       $1,492.1
     Loss ratio..............................................................       77.78%          89.99%         83.17%

   Medicare Supplement:
     Insurance policy benefits...............................................        $57.3          $450.5         $491.6
     Loss ratio..............................................................       67.15%          66.06%         65.33%

   Long-Term Care:
     Insurance policy benefits...............................................        $73.7          $745.2         $741.0
     Loss ratio..............................................................       96.07%         123.49%        110.08%
     Interest-adjusted loss ratio............................................       66.35%          98.47%         88.52%

   Specified Disease:
     Insurance policy benefits...............................................        $18.3          $184.7         $192.6
     Loss ratio..............................................................       60.68%          75.77%         68.72%
     Interest-adjusted loss ratio............................................       30.90%          46.33%         41.48%

   Other:
     Insurance policy benefits...............................................         $4.7           $37.4          $66.9
     Loss ratio..............................................................       81.16%          80.81%         75.87%

--------------------
(a) Revenues exclude net investment gains (losses); benefits and expenses exclude amortization related to realized gains.
(b) Investment income includes income from general account assets only. Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.
(c) Average insurance liabilities exclude liabilities related to separate accounts, investment trust and reinsurance ceded.

     General: As more fully described in "Premium and Asset Accumulation Product Collections," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our insurance subsidiaries' financial strength ratings were downgraded by A.M. Best on August 14, 2002 to "B (Fair)" and the ratings remain "under review with developing implications". The downgrade has caused sales of our insurance products to fall and policyholder redemptions and lapses to increase. This has had a material adverse impact on our financial results. On September 11, 2003, A.M. Best affirmed its financial strength ratings of our primary insurance companies ("B (Fair)") and removed the ratings from under review, indicating that the ratings outlook is positive. On October 3, 2003, A.M. Best assigned a positive outlook to all of our ratings. Conseco's insurance subsidiaries develop, market and administer annuity, supplemental health, individual life insurance and other insurance products. We distribute these products through a career agency force, professional independent producers and direct response marketing. This segment excludes our discontinued operations and the major medical business in run-off.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Liabilities for insurance products are calculated using management's best judgments of mortality, morbidity, lapse rates, investment experience and expense levels that are based on the Company's past experience and standard actuarial tables.

     Collections on insurance products from continuing operations were $.3 billion in the one month ended September 30, 2003; $.7 billion in the two months ended August 31, 2003; $2.9 billion in the eight months ended August 31, 2003; $1.1 billion in the three months ended September 30, 2002; and $3.3 billion in the nine months ended September 30, 2002. Annuity premium collections were positively impacted by sales inducements provided to purchasers of our annuities, sales incentives to our career agents and by the attractive minimum guaranteed rates on certain of these products. Our premium collections have been negatively impacted by the A.M. Best ratings downgrade to "B (Fair)." See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance receivables, were $23.5 billion in the one month ended September 30, 2003; $21.4 billion in the two months ended August 31, 2003; $21.6 billion in the eight months ended August 31, 2003; $22.3 billion in the three months ended September 30, 2002; and $22.7 billion in the nine months ended September 30, 2002. The decrease in such liabilities through August 31, 2003, is primarily due to the increase in policyholder redemptions and lapses following the downgrade of our A.M. Best financial strength rating to "B (Fair)". See "Liquidity for insurance and fee-based operations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the A.M. Best ratings downgrade. The increase in such liabilities for the one month ended September 30, 2003, is due to the adoption of fresh start accounting.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $105.3 million in the one month ended September 30, 2003; $232.7 million in the two months ended August 31, 2003; $913.4 million in the eight months ended August 31, 2003; $365.1 million in the three months ended September 30, 2002; and $1,141.0 million in the nine months ended September 30, 2002. The average balance of general account invested assets was $23.0 million in the one month ended September 30, 2003; $22.3 million in the two months ended August 31, 2003; $22.2 million in the eight months ended August 31, 2003; $22.6 million in the three months ended September 30, 2002; and $23.6 million in the nine months ended September 30, 2002. The yield on these assets was 5.5 percent in the one month ended September 30, 2003; 6.3 percent in the two months ended August 31, 2003; 6.2 percent in the eight months ended August 31, 2003; 6.5 percent in the three months ended September 30, 2002; and 6.4 percent in the nine months ended September 30, 2002. The decrease in yield for the month ended September 30, 2003 reflects the adoption of fresh start accounting.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of our S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $5.2 million in the one month ended September 30, 2003; $14.0 million in the two months ended August 31, 2003; $53.5 million in the eight months ended August 31, 2003; $20.7 million in the three months ended September 30, 2002; and $72.9 million in the nine months ended September 30, 2002. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $(3.1) million in the one month ended September 30, 2003; $20.9 million in the two months ended August 31, 2003; $78.7 million in the eight months ended August 31, 2003; $(6.6) million in the three months ended September 30, 2002; and $(24.9) million in the nine months ended September 30, 2002. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $(5.2) million in the one month ended September 30, 2003; $14.3 million in the two months ended August 31, 2003; $66.6 million in the eight months ended August 31, 2003; $(3.7) million in the three months ended September 30, 2002; and $(18.9) million in the nine months ended September 30, 2002. Such income and related charge fluctuate based on the value of options embedded in the Company's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading security accounts established on August 31, 2003, which are designed to act as a hedge for embedded derivatives related to:
(i) our equity-indexed products; and (ii) certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of our multibucket annuity products. The income on our trading account securities are designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) certain amounts included in insurance policy benefits.

     Change in value of embedded derivatives related to modified coinsurance agreements are described in the note to our consolidated financial statements entitled "Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivatives should largely be offset by the change in value of the trading securities.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In the three and nine months ended September 30, 2002, this amount included $4.6 million and $14.5 million, respectively, of affiliated fee revenue earned by our subsidiary in India. Such revenue is eliminated in consolidation. Excluding such affiliated income, fee revenue and other income decreased in the 2003 periods primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. The Company sold its India subsidiary in the fourth quarter of 2002 and has substantially eliminated the customer service and backroom operations conducted there.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow and, in the two month period ended August 31, 2003, as a result of a change in estimates of future losses on certain policies. Loss ratios are calculated by taking the related insurance product's: (i) policy benefits; divided by (ii) policy income.

     The loss ratios on our Medicare supplement products increased slightly in the 2003 periods, although they have generally been within our range of expectations. Governmental regulations generally require us to attain and maintain a loss ratio, after three years, of not less than 65 percent on these products.

     Our loss experience on long-term care products issued by independent agents has been worse than we expected. Although we anticipated a higher level of benefits to be paid out on these products as the policies age, the paid claims have exceeded our projections. We are experiencing adverse developments on home health care policies issued in certain areas of Florida and other states (primarily policies issued by certain of our subsidiaries prior to their acquisitions). This adverse experience is reflected in the higher loss ratios in 2003. We are aggressively seeking rate increases and pursuing other actions on certain long-term care policies. We hired an actuarial consulting firm to help evaluate the adequacy of our long-term care reserves given our recent adverse experience and claim reserve deficiencies. Based on the results of their study and our internal evaluations, we modified our claim continuance tables to reflect longer benefit payment periods consistent with our current estimate of future loss experience. Accordingly, claim reserves increased by $95.3 million in the two months ended August 31, 2003, most of which was due to the new continuance tables.

     The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's (i) policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income.

     The loss ratio for our specified disease products reflects higher than expected incurred claims on certain cancer insurance policies during the first eight months of 2003. These policies generally provide fixed or limited benefits. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for a covered type of cancer. We had favorable claims experience in the one month ended September 30, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The loss ratios on our other products fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     In August 2003, the Company decided to change a non-guaranteed element of certain policies. This element was not required by the policy and the change will eliminate the former practice of reducing the cost of insurance charges to amounts below the level permitted under the provisions of the policies. As a result of this decision, our estimates of future expected gross profits on these products used as a basis for amortization of cost of policies purchased and cost of policies produced and the establishment of insurance liabilities has changed. We adjusted the total amortization and reserve charge we had recorded since the acquisition of these policies as a result of the change to our earlier estimates in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises of Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The effect of the change in estimate was a $220.2 million reduction to insurance policy benefits and a $39.8 million reduction in amortization recorded in the two months ended August 31, 2003.

     Amounts added to policyholder account balances for annuity products were $38.1 million in the one month ended September 30, 2003; $77.7 million in the two months ended August 31, 2003; $311.6 million in the eight months ended August 31, 2003; $120.8 million in the three months ended September 30, 2002; and $377.3 million in the nine months ended September 30, 2002. This decrease is primarily due to: (i) a smaller block of annuity business inforce; and (ii) a decrease in the weighted average crediting rates. The weighted average crediting rates for these products were 4.2 percent for the one month ended September 30, 2003; 4.3 percent for the eight months ended August 31, 2003; and 4.3 percent for the nine months ended September 30, 2002.

     Amounts added to equity-indexed products and separate account liabilities correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the cost of policies produced and the cost of policies purchased. Amortization recorded in the two months ended August 31, 2003 was affected by the change in estimates of future losses on certain policies described above under "insurance policy benefits." Policyholder redemptions of annuity and, to a lesser extent, life products have increased in recent periods. We have experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Amortization in recent periods has fluctuated as a result of the acceleration of the amortization of our cost of policies produced and cost of policies purchased associated with policy redemptions and changes in future lapse assumptions with respect to the policies in force. In 2002, we changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our then current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $48 million and $122 million in the three and nine months ended September 30, 2002. Policyholder redemptions during the 2003 periods have generally been consistent with our revised lapse assumptions.

     Interest expense on investment borrowings fluctuates along with our investment borrowing activities and the interest rates thereon. Average investment borrowings (excluding borrowings related to the GM building) were $531.5 million during the one month ended September 30, 2003; $689.1 million during the eight months ended August 31, 2003; and $1,226.4 million in the nine months ended September 30, 2002. The weighted average interest rates on such borrowings (excluding borrowings related to the GM building) were 1.3 percent during the one month ended September 30, 2003; 1.8 percent during the eight months ended August 31, 2003; and 1.3 percent during the nine months ended September 30, 2002.

     Other operating costs and expenses were $47.0 million in the one month ended September 30, 2003; $100.7 million in the two months ended August 31, 2003; $380.6 million in the eight months ended August 31, 2003; $133.6 million in the three months ended September 30, 2002; and $378.7 million in the nine months ended September 30, 2002. Such increase is primarily related to increased policy acquisition costs which were non-deferrable. The ratio of operating expenses (excluding amortization of cost of policies produced and cost of policies purchased) as a percentage of average liabilities for insurance and asset accumulation products was 2.41 percent in the one month ended September 30, 2003; 2.85 percent in the two

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

months ended August 31, 2003; 3.03 percent in the eight months ended August 31, 2003; 2.46 percent in the three months ended September 30, 2002; and 2.29 percent in the nine months ended September 30, 2002.

     Net investment gains (losses), including related costs and amortization fluctuate from period to period. During the one month ended September 30, 2003, we recognized net investment gains of $6.7 million related to the net gains from the sales of investments (primarily fixed maturities). There were no writedowns of fixed maturity investments in the one month period. During the first eight months of 2003, we recognized net investment losses of $5.4 million. During the first eight months of 2003, the net investment losses included: (i) $40.5 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $45.9 million of writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. The net investment losses during the first nine months of 2002 included: (i) $489.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $4.1 million of net losses from the sales of investments (primarily fixed maturities). The facts and circumstances resulting in the other-than-temporary losses are described in "Investments with Other-Than-Temporary Losses" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of cost of policies purchased and cost of policies produced in order to reflect the change in future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of the cost of policies purchased and the cost of policies produced of nil in the one month ended September 30, 2003; $.6 million in the two months ended August 31, 2003; $.4 million in the eight months ended August 31, 2003; $22.4 million in the three months ended September 30, 2002; and $24.5 million in the nine months ended September 30, 2002.

     Special charges in 2002 include: (i) losses of $34.5 million on reinsurance and asset sale transactions entered into as part of our cash raising initiatives (all recognized in the second quarter of 2002); and (ii) other items totaling $7.5 million ($2.3 million of which was recognized in the third quarter of 2002) primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our India subsidiary. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate operations (dollars in millions)

                                                                                  Successor              Predecessor
                                                                                -------------  -----------------------------
                                                                                 One month       Two months    Three months
                                                                                   ended           ended          ended
                                                                                September 30,     August 31,   September 30,
                                                                                    2003           2003            2002
                                                                                    ----           ----            ----
Corporate operations:
   Interest expense on corporate debt, net of investment income...............     $ (6.3)        $  (50.3)       $ (79.0)
   Provision for losses and interest expense related to stock
     purchase plan............................................................        -              (24.5)         (59.9)
   Venture capital income (loss) related to investment in
     AWE, net of related expenses.............................................       (2.7)             2.0           (6.6)
   Other items................................................................       (2.5)            (1.7)         (27.4)
   Special charges............................................................        -                -            (32.6)
   Reorganization items.......................................................        -            2,163.0            -
                                                                                   ------         --------        -------

       Income (loss) before income taxes and minority interest................     $(11.5)        $2,088.5        $(205.5)
                                                                                   ======         ========        =======


                                                                                  Successor              Predecessor
                                                                                -------------  -----------------------------
                                                                                 One month      Eight months    Nine months
                                                                                   ended           ended           ended
                                                                                September 30,     August 31,    September 30,
                                                                                    2003           2003            2002
                                                                                    ----           ----            ----
Corporate operations:
   Interest expense on corporate debt, net of investment income...............     $ (6.3)        $ (181.7)       $(227.7)
   Provision for losses and interest expense related to stock
     purchase plan............................................................        -              (55.6)        (199.9)
   Venture capital income (loss) related to investment in
     AWE, net of related expenses.............................................       (2.7)            10.5         (106.6)
   Other items................................................................       (2.5)           (28.4)         (72.7)
   Special charges............................................................        -                -            (61.1)
   Extraordinary gain on extinguishment of debt...............................        -                -              1.8
   Reorganization items.......................................................        -            2,130.5            -
                                                                                   ------         --------        -------

       Income (loss) before income taxes and minority interest................     $(11.5)        $1,875.3        $(666.2)
                                                                                   ======         ========        =======

     Interest expense on corporate debt, net of investment income in the one month ended September 30, 2003, includes interest expense on the New Credit Facility. Interest expense decreased in the 2003 Predecessor periods primarily as a result of our ceasing to accrue interest on notes payable (excluding Old Conseco's senior credit facility, the guaranteed senior notes and certain secured senior notes).

     Provision for losses and interest expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to former directors and current and former officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of Old Conseco common stock. In the eight months ended August 31, 2003, and the nine months ended September 30, 2002, we increased our reserve by $55.6 million and $199.9 million, respectively, in connection with these guarantees and loans. We determined the reserve based upon the value of the collateral held by the banks (primarily the purchased stock). At August 31, 2003, the reserve for losses on the loan guarantees totaled $715.7 million. The outstanding principal balance on the bank loans was $481.3 million. In addition, Conseco has provided loans to participants for interest on the bank loans totaling $219.0 million. During 2002, Conseco purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $60.3 million at August 31, 2003). The guarantees of the bank loans are discussed in greater detail in the note to the accompanying consolidated financial statements entitled "Guarantees".

     Venture capital income (loss) relates to our investment in AWE, a company in the wireless communication business. Our investment in AWE is carried at estimated fair value, with changes in fair value recognized as investment income.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. During the first eight months of 2003, disputes with certain of our insurance carriers were resolved and a previously established liability of $40 million was released which was substantially offset by increases to various litigation reserves of $30 million (none of which occurred in the two months ended August 31, 2003).

     Special charges in corporate operations for 2002 include: (i) an impairment charge of $20.0 million (recognized in the third quarter of 2002) associated with the value of a subsidiary which we had entered into an agreement to sell;
(ii) $17.7 million related to refinancing transactions (of which $.3 million was recognized in the third quarter of 2002); (iii) restructuring expenses of $12.1 million (all of which was recognized in the third quarter of 2002); (iv) other items totaling $18.8 million (of which $.2 million was recognized in the third quarter of 2002); partially offset by (v) net gains of $7.5 million related to the sale of certain non-core assets. These charges are described in greater detail in the note to the accompanying consolidated financial statements entitled "Special Charges".

     Reorganization items in the two months ended August 31, 2003 included: (i) $3,151.4 million related to the gain on the discharge of prepetition liabilities; (ii) $(950.0) million related to fresh start adjustments; and (iii) $(38.4) million related to professional fees associated with our bankruptcy proceedings which are expensed as incurred in accordance with SOP 90-7. The reorganization items in the eight months ended August 31, 2003 included: (i) $3,151.4 million related to the gain on the discharge of prepetition liabilities; (ii) $(950.0) million related to fresh start adjustments; and (iii) $(70.9) million related to professional fees.

     PREMIUM AND ASSET ACCUMULATION PRODUCT COLLECTIONS

     In accordance with GAAP, insurance policy income as shown in our consolidated statement of operations consists of premiums earned for policies that have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender or other charges.

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries from "A- (Excellent)" to "B++ (Very Good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates superior overall performance and a superior ability to meet ongoing obligations to policyholders. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The rating reflected A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on our subsidiaries. On September 11, 2003, A.M. Best affirmed its financial strength ratings of our primary insurance companies ("B (Fair)") and removed the ratings from under review, indicating that the ratings outlook is positive. On October 3, 2003, A.M. Best assigned a positive outlook to all of our ratings. The assignment of a positive outlook to Conseco's ratings reflects A.M. Best's favorable view of our bankruptcy reorganization and a number of management initiatives including the sale of the GM building, restructuring of our investment portfolios, expense reductions, merging of certain subsidiaries, stabilization of surrenders and a commitment in the near-to medium-term to focus on selling higher margin products with lower capital requirements.

     On September 11, 2003, S&P assigned a "B+" counterparty credit and financial strength rating of our primary insurance companies and placed each company on positive CreditWatch, with the exception of Conseco Senior Health Insurance Company, which was placed on CreditWatch developing. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments. On September 12, 2003, Moody's affirmed the B3 rating of our insurance companies and placed each insurance company on review for possible upgrade, with the exception of Conseco Senior Health Insurance Company, which had a developing outlook. Rating categories from "Ba" to "C" are classified as "vulnerable" by Moody's, and may be

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "B" offers poor financial security and cannot offer assurance of punctual payment of claims over a long period of time.

     The ratings downgrades have generally caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades have also caused defections among our independent agent sales force and increases in the commissions we must pay in order to retain them. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best or S&P would likely have further material and adverse effects on our financial results and liquidity, and will constitute a default under our New Credit Facility.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if future experience results in blocks of our health insurance business becoming unprofitable. We generally cannot raise our health insurance premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in anti-selection if healthier policyholders allow their policies to lapse. This would reduce our premium income and profitability in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

     We sell our insurance products through three primary distribution channels
- career agents, independent producers and direct marketing. Our career agency force sells primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Our independent producer distribution channel consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies which are sold directly from the Company to the policyholder.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premiums and accumulation product collections were as follows (dollars in millions):

                                                                        Successor                    Predecessor
                                                                     --------------        -------------------------------
                                                                         One month          Two months        Three months
                                                                           ended               ended              ended
                                                                       September 30,         August 31,       September 30,
                                                                           2003                 2003              2002
                                                                           ----                 ----              ----
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year).....................................       $  2.0                 $  9.2        $   43.6
     Equity-indexed (renewal)........................................           .9                    2.1             4.6
                                                                            ------                 ------        --------
       Subtotal - equity-indexed annuities...........................          2.9                   11.3            48.2
                                                                            ------                 ------        --------
     Other fixed (first-year)........................................         63.3                  147.9           216.2
     Other fixed (renewal)...........................................          2.5                    3.0             6.0
                                                                            ------                 ------        --------
       Subtotal - other fixed annuities..............................         65.8                  150.9           222.2
                                                                            ------                 ------        --------

       Total annuities...............................................         68.7                  162.2           270.4
                                                                            ------                 ------        --------

   Supplemental health:
     Medicare supplement (first-year)................................          8.7                   17.7            38.6
     Medicare supplement (renewal)...................................         74.1                  148.2           211.7
                                                                            ------                 ------        --------
       Subtotal - Medicare supplement................................         82.8                  165.9           250.3
                                                                            ------                 ------        --------
     Long-term care (first-year).....................................          6.2                   12.7            23.4
     Long-term care (renewal)........................................         66.5                  139.7           204.1
                                                                            ------                 ------        --------
       Subtotal - long-term care.....................................         72.7                  152.4           227.5
                                                                            ------                 ------        --------
     Specified disease (first-year)..................................          2.4                    4.8             8.6
     Specified disease (renewal).....................................         27.1                   51.6            81.8
                                                                            ------                 ------        --------
       Subtotal - specified disease..................................         29.5                   56.4            90.4
                                                                            ------                 ------        --------
     Other health (first-year).......................................          1.9                    3.2             2.2
     Other health (renewal)..........................................          4.8                    8.7            17.7
                                                                            ------                 ------        --------
       Subtotal - other health.......................................          6.7                   11.9            19.9
                                                                            ------                 ------        --------

       Total supplemental health.....................................        191.7                  386.6           588.1
                                                                            ------                 ------        --------

   Life insurance:
     First-year......................................................          5.6                   12.8            27.9
     Renewal.........................................................         40.9                   87.9           131.1
                                                                            ------                 ------        --------


       Total life insurance..........................................         46.5                  100.7           159.0
                                                                            ------                 ------        --------

   Group major medical:
     Renewal.........................................................         17.4                   28.9            83.8
                                                                            ------                 ------        --------

       Total group major medical.....................................         17.4                   28.9            83.8
                                                                            ------                 ------        --------

Collections on insurance products from continuing lines of business:

     Total first-year premium collections on insurance products......         90.1                  208.3           360.5
     Total renewal premium collections on insurance products.........        234.2                  470.1           740.8
                                                                            ------                 ------        --------

       Total collections on insurance products.......................       $324.3                 $678.4        $1,101.3
                                                                            ======                 ======        ========

Deposit type contracts...............................................       $ 30.8                 $ 57.5        $   78.3
                                                                            ======                 ======        ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                        Successor                   Predecessor
                                                                      --------------      ---------------------------------
                                                                         One month          Two months        Three months
                                                                           ended               ended              ended
                                                                        September 30,        August 31,       September 30,
                                                                           2003                 2003              2002
                                                                           ----                 ----              ----
Premiums collected from discontinued businesses and products in run-off:

   Major medical...............................................           $ .5                   $1.6           $16.6
   Annuities (primarily variable)..............................             -                      -             72.1
   Other ......................................................             -                      -               .1
                                                                          ----                   ----           -----

     Total collections on insurance products from discontinued
       operations and products in run-off......................           $ .5                   $1.6           $88.8
                                                                          ====                   ====           =====

Deposit type contracts - discontinued operations...............           $ -                    $ -            $ 1.3
                                                                          ====                   ====           =====

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                       Successor                       Predecessor
                                                                     ----------------     ---------------------------------
                                                                         One month         Eight months        Nine months
                                                                           ended               ended              ended
                                                                       September 30,         August 31,       September 30,
                                                                           2003                 2003              2002
                                                                           ----                 ----              ----
Premiums collected by our insurance subsidiaries:
   Annuities:
     Equity-indexed (first-year).....................................       $  2.0               $   42.8        $  167.0
     Equity-indexed (renewal)........................................           .9                   12.1            22.2
                                                                            ------               --------        --------
       Subtotal - equity-indexed annuities...........................          2.9                   54.9           189.2
                                                                            ------               --------        --------
     Other fixed (first-year)........................................         63.3                  699.7           591.6
     Other fixed (renewal)...........................................          2.5                   17.8            23.3
                                                                            ------               --------        --------
       Subtotal - other fixed annuities..............................         65.8                  717.5           614.9
                                                                            ------               --------        --------

       Total annuities...............................................         68.7                  772.4           804.1
                                                                            ------               --------        --------

   Supplemental health:
     Medicare supplement (first-year)................................          8.7                   74.1           122.6
     Medicare supplement (renewal)...................................         74.1                  595.4           636.4
                                                                            ------               --------        --------
       Subtotal - Medicare supplement................................         82.8                  669.5           759.0
                                                                            ------               --------        --------
     Long-term care (first-year).....................................          6.2                   51.9            74.1
     Long-term care (renewal)........................................         66.5                  547.6           606.3
                                                                            ------               --------        --------
       Subtotal - long-term care.....................................         72.7                  599.5           680.4
                                                                            ------               --------        --------
     Specified disease (first-year)..................................          2.4                   19.7            28.0
     Specified disease (renewal).....................................         27.1                  216.7           248.4
                                                                            ------               --------        --------
       Subtotal - specified disease..................................         29.5                  236.4           276.4
                                                                            ------               --------        --------
     Other health (first-year).......................................          1.9                   10.5             9.3
     Other health (renewal)..........................................          4.8                   37.0            69.3
                                                                            ------               --------        --------
       Subtotal - other health.......................................          6.7                   47.5            78.6
                                                                            ------               --------        --------

       Total supplemental health.....................................        191.7                1,552.9         1,794.4
                                                                            ------               --------        --------

   Life insurance:
     First-year......................................................          5.6                   45.7            75.9
     Renewal.........................................................         40.9                  337.7           407.9
                                                                            ------               --------        --------


       Total life insurance..........................................         46.5                  383.4           483.8
                                                                            ------               --------        --------

   Group major medical:
     First-year......................................................          -                      -                .4
     Renewal.........................................................         17.4                  152.4           247.8
                                                                            ------               --------        --------

       Total group major medical.....................................         17.4                  152.4           248.2
                                                                            ------               --------        --------

Collections on insurance products from continuing lines of business:

     Total first-year premium collections on insurance products......         90.1                  944.4         1,068.9
     Total renewal premium collections on insurance products.........        234.2                1,916.7         2,261.6
                                                                            ------               --------        --------

       Total collections on insurance products.......................       $324.3               $2,861.1        $3,330.5
                                                                            ======               ========        ========

Deposit type contracts...............................................       $ 30.8               $  260.1        $  237.6
                                                                            ======               ========        ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                        Successor                   Predecessor
                                                                     ---------------     ----------------------------------
                                                                         One month         Eight months        Nine months
                                                                           ended               ended              ended
                                                                       September 30,         August 31,       September 30,
                                                                           2003                 2003              2002
                                                                           ----                 ----              ----
Premiums collected from discontinued businesses and products in run-off:

     Major medical...............................................         $ .5                   $4.0          $ 89.2
     Annuities (primarily variable annuities)....................           -                      -            260.4
     Other.......................................................           -                      -               .4
                                                                          ----                   ----          ------

       Total collections on insurance products from discontinued
         operations and products in run-off......................         $ .5                   $4.0          $350.0
                                                                          ====                   ====          ======

Deposit type contracts - discontinued operations.................         $ -                    $ -           $  5.8
                                                                          ====                   ====          ======

     Continuing operations

     Annuities include equity-indexed annuities and other fixed annuities sold through both career agents and professional independent producers. Pursuant to our initiatives to increase capital and focus on the sale of products that result in less strain on our statutory capital and surplus, we took actions to de-emphasize the sales of annuity products through professional independent producers. Total annuity sales through professional independent producers totaled $5.3 million in the one month ended September 30, 2003; $73.9 million in the eight months ended August 31, 2003; and $307.3 million in the nine months ended September 30, 2002. For annuity sales through career agents, we provided certain sales inducements to purchasers and sales incentives to our agents. These programs ended at various times during the second quarter of 2003. Total annuity collections from career agents totaled $63.4 million in the one month ended September 30, 2003; $698.5 million in the eight months ended August 31, 2003; and $496.8 million in the nine months ended September 30, 2002.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $2.9 million in the one month ended September 30, 2003; $11.3 million in the two months ended August 31, 2003; $54.9 million in the eight months ended August 31, 2003; $48.2 million in the three months ended September 30, 2002; and $189.2 million in the nine months ended September 30, 2002. The decreases can be attributed to: (i) the general stock market performance in recent years which has made other investment products more attractive to certain customers; and (ii) the effect of the A.M. Best ratings downgrade to "B (Fair)."

     Other fixed rate annuity products include single-premium deferred annuities ("SPDAs"), flexible-premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"), which are credited with a declared rate. The demand for traditional fixed-rate annuity contracts has increased as such products became more attractive than equity-indexed or variable annuity products to certain customers after the general stock market performance in recent years. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products were $65.8 million in the one month ended September 30, 2003; $150.9 million in the two months ended August 31, 2003; $717.5 million in the eight months ended August 31, 2003; $222.2 million in the three months ended September 30, 2002; and $614.9 million in the nine months ended September 30, 2002. The annuity premiums collected in 2003 were primarily from sales through our career agency force, which were favorably impacted by the sales inducements and incentives discussed above. In addition, the minimum guaranteed crediting rates on certain of our annuity

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

products were very attractive. We recently introduced new annuity products which have lower minimum guaranteed crediting rates. Given the elimination of the sales inducements and incentives and the lower minimum guaranteed crediting rates, sales of fixed rate annuity products have declined.

     Supplemental health products include Medicare supplement, long-term care, specified disease and other insurance products distributed through a career agency force and professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies were $82.8 million in the one month ended September 30, 2003; $165.9 million in the two months ended August 31, 2003; $669.5 million in the eight months ended August 31, 2003; $250.3 million in the three months ended September 30, 2002; and $759.0 million in the nine months ended September 30, 2002. Collected premiums have been affected by the decrease in new sales.

     Premiums collected on long-term care policies totaled $72.7 million in the one month ended September 30, 2003; $152.4 million in the two months ended August 31, 2003; $599.5 million in the eight months ended August 31, 2003; $227.5 million in the three months ended September 30, 2002; and $680.4 million in the nine months ended September 30, 2002. Collected premiums have been affected by the decrease in new sales. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003.

     Premiums collected on specified disease products totaled $29.5 million in the one month ended September 30, 2003; $56.4 million in the two months ended August 31, 2003; $236.4 million in the eight months ended August 31, 2003; $90.4 million in the three months ended September 30, 2002; and $276.4 million in the nine months ended September 30, 2002. Collected premiums have been affected by the decrease in new sales.

     Other health products include disability income, dental and various other health insurance products. We have discontinued the sale of most of these products. The disability income and dental products have been marketed to school systems located in nearly all states. Premiums collected totaled $6.7 million in the one month ended September 30, 2003; $11.9 million in the two months ended August 31, 2003; $47.5 million in the eight months ended August 31, 2003; $19.9 million in the three months ended September 30, 2002; and $78.6 million in the nine months ended September 30, 2002.

     Life products are sold through career agents, professional independent producers and direct response distribution channels. Life premiums collected totaled $46.5 million in the one month ended September 30, 2003; $100.7 million in the two months ended August 31, 2003; $383.4 million in the eight months ended August 31, 2003; $159.0 million in the three months ended September 30, 2002; and $483.8 million in the nine months ended September 30, 2002. The A.M. Best ratings downgrade to "B (Fair)" has negatively affected our sales of life products. We have recently discontinued the sale of certain life products through the professional independent producer channel.

     Group major medical premiums totaled $17.4 million in the one month ended September 30, 2003; $28.9 million in the two months ended August 31, 2003; $152.4 million in the eight months ended August 31, 2003; $83.8 million in the three months ended September 30, 2002; and $248.2 million in the nine months ended September 30, 2002. We no longer actively market new sales of these products.

     Deposit type contracts include guaranteed interest contracts, supplemental contracts without life contingencies and short-term deposit funds. Amounts collected from deposit type contracts were $30.8 million in the one month ended September 30, 2003; $57.5 million in the two months ended August 31, 2003; $260.1 million in the eight months ended August 31, 2003; $78.3 million in the three months ended September 30, 2002; and $237.6 million in the nine months ended September 30, 2002. Such amounts often fluctuate from period-to-period.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Major medical business in run-off and discontinued operations

     Major medical in run-off includes major medical health insurance products sold to individuals and small groups. In the second half of 2001, we stopped renewing a large portion of our major medical lines of business. In early 2002, we decided to stop renewing all inforce individual and small group business and discontinue new sales. Individual health premiums collected were $.5 million in the one month ended September 30, 2003; $1.6 million in the two months ended August 31, 2003; $4.0 million in the eight months ended August 31, 2003; $16.6 million in the three months ended September 30, 2002; and $89.2 million in the nine months ended September 30, 2002.

     Variable annuities offer contract holders the ability to direct premiums into specific investment portfolios; rates of return are based on the performance of the portfolio. Profits on variable annuities are earned from the fees charged to contract holders. We sold our variable annuity business in the fourth quarter of 2002.

     Life product premiums from discontinued operations represent the life business of CVIC, which was sold in the fourth quarter of 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2003 and December 31, 2002, reflect: (i) the reorganization of our capital structure pursuant to the Plan; and (ii) the effect of the sale of CFC.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' deficit. At September 30, 2003, we increased the carrying value of such investments by $470.6 million as a result of this fair value adjustment.

     The Company's capital structure was determined in accordance with the terms of the Plan and consists of: (i) a $1.3 billion secured bank credit agreement;
(ii) Preferred Stock with an aggregate liquidation preference of $859.7 million;
(iii) warrants to purchase six million shares of common stock; and (iv) 100 million shares of new common stock. The Company's capital structure as of September 30, 2003, is as follows (dollars in millions):

Total capital:
    Corporate notes payable................................................   $1,300.0

    Shareholders' equity:
       Preferred stock.....................................................      865.0
       Common stock and additional paid-in capital.........................    1,640.3
       Accumulated other comprehensive income..............................      273.2
       Retained earnings...................................................       18.9
                                                                              --------

          Total shareholders' equity.......................................    2,797.4
                                                                              --------

          Total capital....................................................   $4,097.4
                                                                              ========

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes certain financial ratios as of and for the one month ended September 30, 2003:

Book value per common share.....................................................................    $19.31

Ratio of earnings to fixed charges..............................................................     1.82x

Ratio of earnings to fixed charges and preferred dividends......................................     1.54x

Debt to total capital ratios (a):
   Corporate debt to total capital..............................................................       34%
   Corporate debt and preferred stock to total capital..........................................       57%

---------------
(a)  Excludes accumulated other comprehensive income.

     Liquidity for insurance and fee-based operations

     Our insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to any applicable surrender and withdrawal penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

     On August 14, 2002, A.M. Best lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates superior overall performance and a superior ability to meet ongoing obligations to policyholders. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The rating reflected A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on our subsidiaries. On September 11, 2003, A.M. Best affirmed its financial strength ratings of our primary insurance companies ("B (Fair)") and removed the ratings from under review, indicating that the ratings outlook is positive. On October 3, 2003, A.M. Best assigned a positive outlook to all of our ratings. The assignment of a positive outlook to Conseco's ratings reflects A.M. Best's favorable view of our bankruptcy reorganization and a number of management initiatives including the sale of the GM building, sale of CFC, restructuring of our investment portfolios, expense reductions, merging of certain subsidiaries, stabilization of surrenders and a commitment in the near-to medium-term to focus on selling higher margin products with lower capital requirements. On September 11, 2003, S&P assigned a "B+" counterparty credit and financial strength rating of our primary insurance companies and placed each company on positive CreditWatch, with the exception of Conseco Senior Health Insurance Company, which was placed on CreditWatch developing. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments. On September 12, 2003, Moody's affirmed the B3 rating of our insurance companies and placed each insurance company on review for possible upgrade, with the exception of Conseco Senior Health Insurance Company, which had a developing outlook. Rating categories from "Ba" to "C" are classified as "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "B" offers poor financial security and cannot offer assurance of punctual payment of claims over a long period of time.

     The ratings downgrades have generally caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades have also caused defections among our independent agent sales force and increases in the commissions we must pay. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best, S & P or Moody's would likely have further material and adverse effects on our financial results and liquidity. Further downgrades by A.M. Best will also constitute a default under our New Credit Facility.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     As more fully described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our two insurance subsidiaries domiciled in Texas entered into consent orders with the Texas Department of Insurance. We expect the consent orders to be released in the near future. The consent orders applied to all of our insurance subsidiaries and, among other things, restricted the ability of our insurance subsidiaries to pay dividends and other amounts to the parent company without regulatory consent. State laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs. We have agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent, and periodic reporting of information concerning our financial performance and condition.

     Our insurance subsidiaries experienced increased lapse rates on annuity policies during 2002. Aggregate annuity surrenders have declined in 2003. We believe that the diversity of the investment portfolios of our insurance subsidiaries and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements of our insurance subsidiaries. Our insurance subsidiaries could readily liquidate portions of their investments, if lapses continue at current levels.

     Liquidity of the Holding Companies

     Pursuant to the Plan, we entered into the New Credit Facility. The New Credit Facility consists of two tranches: Tranche A - $1.0 billion; and Tranche B - $.3 billion. See the note to the consolidated financial statements for further discussion related to the New Credit Facility. Principal repayments are due as follows (dollars in millions):

                                                                         Tranche A       Tranche B
June 30, 2004.........................................................    $   50.0         $  3.0
June 30, 2005.........................................................        50.0            3.0
June 30, 2006.........................................................        50.0            1.5
December 31, 2006.....................................................        50.0            1.5
June 30, 2007.........................................................        75.0            1.5
December 31, 2007.....................................................        75.0            1.5
June 30, 2008.........................................................        75.0            1.5
December 31, 2008.....................................................        75.0            1.5
June 30, 2009.........................................................         -              1.5
September 10, 2009....................................................       500.0            -
December 31, 2009.....................................................         -              1.5
September 10, 2010....................................................         -            282.0
                                                                          --------         ------
                                                                          $1,000.0         $300.0
                                                                          ========         ======


     At September 30, 2003, CNO and CDOC held unrestricted cash of $12.7 million and additional restricted cash of $22.1 million held in trust for the payment of bankruptcy-related professional fees. In addition, our other non-life insurance companies held unrestricted cash of approximately $69.6 million.

     CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash CNO and CDOC receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A further deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could further limit such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, would limit CNO's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year;

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

or (ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Also, we have agreed with the Texas Department of Insurance to provide up to 30 days prior notice of the payment of dividends by an insurance subsidiary to any non-insurance company parent. As described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", we recently were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, limited the ability of our insurance subsidiaries to pay dividends. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future. In addition, we may need to contribute additional capital to improve the ACLRBC ratios of our insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends.

     Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance and banking regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that amounts required for us to meet our financial and operating obligations will be available from our subsidiaries and from funds currently held by CNO and CDOC, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

     Because our operations are conducted through subsidiaries, claims of the creditors of those subsidiaries (including policyholders) will rank senior to our claims to distributions from the subsidiaries, which we depend on to make payments on our obligations. CDOC's subsidiaries had indebtedness for borrowed money (excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $25.6 billion at September 30, 2003. The obligations of CNO and CDOC, as parent holding companies, will rank effectively junior to these liabilities.

     If an insurance company subsidiary were to be liquidated, that liquidation would be conducted under the insurance law of its state of domicile by such state's insurance regulator as the receiver with respect to such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders will not have the right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

     Even following our emergence from bankruptcy, we have substantial indebtedness. At September 30, 2003, we had indebtedness for borrowed money (excluding indebtedness to affiliates), policy reserves and other liabilities of approximately $27.1 billion. Further, our historical capital requirements have been significant and our future capital requirements could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors that are not within our control. We cannot assure you that we will be able to obtain financing or that we will not continue to experience losses in the future. Our profitability and ability to generate cash flow will likely depend upon our ability to successfully implement our business strategy. However, we cannot assure you that we will be able to accomplish these results.

     Under our New Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders under the New Credit Facility. We have also agreed to meet or maintain various financial ratios and minimum financial strength ratings for our insurance subsidiaries. For instance, if we experience another A.M. Best ratings downgrade, if we fail to achieve an "A-" rating from A.M. Best by August 15, 2005 (or December 31, 2005 if we meet certain financial ratios) or if we experience a ratings downgrade from A.M. Best after achieving an "A-" rating, we will suffer an event of default under the New Credit Facility. Our ability to meet these financial and ratings covenants may be affected by events beyond our control. These requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


     INVESTMENTS

     At September 30, 2003, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $10,868.2      $345.3         $12.3    $11,201.2
   United States Treasury securities and obligations of
     United States government corporations and agencies................       812.6        16.4            .1        828.9
   States and political subdivisions...................................       564.5        12.0            .2        576.3
   Debt securities issued by foreign governments.......................        84.9         2.3           -           87.2
   Structured securities ..............................................     5,767.9        99.2           4.0      5,863.1
Below-investment grade (primarily corporate securities)................       787.4        12.0           3.4        796.0
                                                                          ---------      ------         -----    ---------

   Total actively managed fixed maturities.............................   $18,885.5      $487.2         $20.0    $19,352.7
                                                                          =========      ======         =====    =========

Equity securities......................................................   $   104.6      $  2.9         $  -     $   107.5
                                                                          =========      ======         =====    =========

     Concentration of Corporate Securities

     At September 30, 2003, our corporate securities (including below-investment grade) were concentrated in the following industries:

                                                                                     Percent of        Percent of
                                                                                      amortized         estimated
                                                                                       cost            fair value
                                                                                     ----------        ----------
Media and communications.........................................................         12.0%            12.1%
Bank/savings and loan............................................................         11.3             11.4
Electric utility.................................................................          9.5              9.4
Energy...........................................................................          8.2              8.2
Insurance .......................................................................          7.7              7.7
Real estate and real estate investment trusts....................................          7.3              7.3
Financial institutions...........................................................          6.2              6.2

     With respect to our corporate securities, no other industry accounted for more than 5.0 percent of amortized cost or estimated fair value.

     Below-Investment Grade Securities

     At September 30, 2003, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $787.4 million, or 4.2 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $796.0 million, or 101 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities. Recently a number of large, highly leveraged issuers have experienced significant financial difficulties, which resulted in our recognition of significant other-than-temporary impairments.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below-investment grade securities than with other corporate debt securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Net Realized Investment Gains (Losses)

     During the one month ended September 30, 2003, we recognized net realized investment gains of $6.7 million resulting from the sales of investments (primarily fixed maturities) which generated proceeds of $2.1 billion. There were no writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million. The net realized investment losses during the first eight months of 2003 included: (i) $40.5 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $5.4 billion; net of (ii) $45.9 million of writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. At September 30, 2003, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $21.4 million and a carrying value of $21.5 million. Net realized investment losses during the first nine months of 2002 included: (i) $489.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $4.1 million of net losses from the sales of investments (primarily fixed maturities).

     During the one month ended September 30, 2003, we sold $50.9 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $.8 million. During the first eight months of 2003, we sold $2.7 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $59.4 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

     The following summarizes the investments sold at a loss during the first eight months of 2003 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (there were no such investments sold at a loss during the one month ended September 30, 2003) (dollars in millions):

                                                                                At date of sale
                                                                               -----------------
                                                               Number       Amortized         Fair
       Period                                                of issuers       cost            value
       ------                                                ----------       ----            -----

       Less than 6 months prior to sale....................      16           $32.0           $24.0

       Greater than or equal to 6 and less than 12 months
          prior to sale....................................       8            40.6            25.7

       Greater than 12 months prior to sale................      20            39.8            23.7

     Investments with Other-Than-Temporary Losses

     During the one month ended September 30, 2003, we did not record any writedowns of fixed maturity investments. During the eight months ended August 31, 2003, we recorded writedowns of fixed maturity investments totaling $45.9 million as further described in the following paragraphs:

     During the eight months ended August 31, 2003, we recognized a loss of $11.1 million to record certain commercial loans at their estimated fair value as we intended to liquidate them and use the proceeds to repay the senior financing used to acquire the loans. No additional gain or loss was recognized upon the ultimate disposition of the loans.

     During the eight months ended August 31, 2003, we recorded writedowns of $8.4 million related to our holdings of fixed maturity investments in a major airline that has filed bankruptcy. Although our investments are backed by collateral,

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

our analysis of the value of the underlying collateral indicated that the decline in fair value of the investment is other than temporary.

     During the eight months ended August 31, 2003, we recorded writedowns of $3.7 million related to our holdings of fixed maturity investments in a fertilizer company that has filed for bankruptcy. A significant portion of its production capacity was rendered unprofitable due to high raw material costs and was temporarily idled. Accordingly, we concluded that the decline in fair value was other than temporary.

     During the eight months ended August 31, 2003, we recorded writedowns of $1.8 million related to holdings in a health care company that has had financial problems due to financial misstatements, substantial regulatory and litigation exposure and its failure to meet debt service requirements. The adverse effect on liquidity and access to capital may force this issuer to file for bankruptcy. Accordingly, we concluded the decline in fair value was other than temporary.

     During the eight months ended August 31, 2003, we recorded writedowns of $1.5 million related to holdings of a fixed income security of a finance company that has had significant financial and liquidity problems. Accordingly, we concluded the decline in fair value was other than temporary.

     During the eight months ended August 31, 2003, we recorded writedowns of $9.6 million related to holdings of a fixed income security in a trust which leases airplanes and related equipment. We believe that the collateral supporting these investments has eroded and, therefore, we concluded the decline in fair value was other than temporary.

     In addition to the specific investments discussed above, we recorded $9.8 million of writedowns related to various other fixed maturity investments. No other writedown of a single issuer exceeded $1.5 million.

     Recognition of Losses

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

     Our evaluation of investments for impairment requires significant judgments to be made including: (i) the identification of potentially impaired securities;
(ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time.

     Our periodic assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our view of the investment's rating and whether the investment has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values.

     If a decline in value is determined to be other than temporary and the cost basis of the security is written down to fair value, we review the circumstances which caused us to believe that the decline was other than temporary with respect to other investments in our portfolio. If such circumstances exist with respect to other investments, those investments are also written down to fair value. Future events may occur, or additional or updated information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the carrying value of our investments could have a material adverse effect on our earnings in future periods.

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2003, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------



                                                                                                               Estimated
                                                                                             Amortized           fair
                                                                                               cost              value
                                                                                             ---------         ---------
                                                                                                (Dollars in millions)
Due in one year or less...................................................................    $   11.3       $   11.3
Due after one year through five years.....................................................       119.7          117.6
Due after five years through ten years....................................................       165.7          163.6
Due after ten years.......................................................................       336.5          324.6
                                                                                              --------       --------

   Subtotal...............................................................................       633.2          617.1

Structured securities.....................................................................       753.9          750.0
                                                                                              --------       --------

   Total..................................................................................    $1,387.1       $1,367.1
                                                                                              ========       ========

     Investments in fixed maturities rated below-investment grade or classified as equity-type securities in an unrealized loss position exceeding 20 percent of the cost basis as of September 30, 2003 had a cost basis of $.2 million.

     Our investment strategy is to maximize over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.

     Based on management's current assessment of these securities and other investments with unrealized losses at September 30, 2003, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

     Investment in General Motors Building

     During the summer of 2003, we successfully enforced our contractual right to buy out our 50 percent equity partner in the GM building, a landmark 50-story office tower in New York City. After obtaining an award in arbitration, and confirming that award in the New York court system, we finally settled our differences with our equity partner, thus permitting us to put the building up for sale. On September 26, 2003, we sold our investment in the GM building. We received cash of $636.8 million, which was approximately equal to the value established upon the adoption of fresh start accounting.

     Our investment in the GM building was made through a partnership which acquired the building in 1998 for $878 million. The initial capital structure of the partnership consisted of: (i) a $700 million senior mortgage; (ii) $200 million of subordinated debt with a stated fixed return of 12.7 percent payable-in-kind, and the opportunity to earn an additional residual return; and
(iii) $30 million of partnership equity, owned 50 percent by Conseco and 50 percent by an affiliate of Donald Trump. A Trump affiliate also served as general manager of the acquired building. We owned 100 percent of the subordinated debt.

     The $30 million of partnership equity represented less than 10 percent of the total capital of the partnership. In addition, the subordinated debt was intended to absorb virtually all expected losses and receive a significant portion of expected residual returns. Based on our 100 percent ownership of the subordinated debt, we were the primary beneficiary of the GM building. The partnership was consolidated in our financial statements effective August 31, 2003 in accordance with the requirements of FIN 46, which was implemented in conjunction with fresh start accounting. The August 31, 2003 fresh start balance sheet reflected the following balances of the partnership: the GM building at $1,336.3 million; cash of $28.4 million; and a non-recourse loan of $700 million (classified as an investment borrowing). Our income statement for the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

month of September reflected investment income of $2.9 million related to this investment (representing our equity interest in the income from the building for the 26 days prior to the sale).

     Structured Securities

     At September 30, 2003, fixed maturity investments included $5.9 billion of structured securities (or 30 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities. The yield characteristics of structured securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.

     Pursuant to fresh start reporting, we were required to mark all of our investments to market value. The current interest rate environment is much lower than when most of our investments were purchased. Accordingly, the fresh start values of our investments generally exceed the par values of such investments. The amount of value exceeding par is referred to as a "purchase premium" which is amortized against future income. If prepayments in any period are higher than expected, premium amortization is increased. In periods of unexpectedly high prepayment activity, the increased amortization will reduce net investment income.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at September 30, 2003 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 5 percent.....................................................................   $  798.4      $  773.7    $  796.0
5 percent - 6 percent...............................................................      945.3         939.2       964.0
6 percent - 7 percent...............................................................    3,158.5       3,264.9     3,303.2
7 percent - 8 percent...............................................................      658.9         690.9       700.4
8 percent and above.................................................................       97.2         102.8       103.1
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $5,658.3      $5,771.5    $5,866.7
                                                                                       ========      ========    ========

-----------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $3.4 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at September 30, 2003, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount      maturities
----                                                                          ----             ------      ----------
Pass-throughs and sequential and targeted amortization classes............    $3,816.4        $3,863.0            20%
Planned amortization classes and accretion-directed bonds.................       656.5           673.5             4
Commercial mortgage-backed securities.....................................     1,018.7         1,050.5             5
Subordinated classes and mezzanine tranches...............................       276.2           276.0             1
Other.....................................................................         3.7             3.7             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,771.5        $5,866.7            30%
                                                                              ========        ========            ==

------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $3.4 million.

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market. Pass-throughs are also used frequently in the dollar roll market and can be used as the collateral when creating collateralized mortgage obligations. Sequential classes are a series of tranches that return principal to the holders in sequence. Targeted amortization classes offer slightly better structure in return of principal than sequentials when prepayment speeds are close to the speed at the time of creation.

     Planned amortization classes and accretion-directed bonds are some of the most stable and liquid instruments in the mortgaged-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the planned amortization class from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for economic profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market currently offers high yields, strong credits, and call protection compared to similar-rated corporate bonds. Most CMBS have strong call protection features where borrowers are locked out from prepaying their mortgages for a stated period of time. If the borrower does prepay any or all of the loan, they will be required to pay prepayment penalties.

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout, followed by another period of time where prepayments are shared pro rata with senior tranches. Subordinated and mezzanine tranches bear a majority of the risk of loss due to property owner defaults. Subordinated bonds are generally rated "AA" or lower; we typically do not hold securities rated lower than "BB".

     Mortgage Loans

     At September 30, 2003, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent (loans with two or more scheduled payments past due) at September 30, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Investment Borrowings

     Our investment borrowings (excluding borrowings related to the GM building) averaged approximately $531.5 million during the one month ended September 30, 2003; $689.1 million during the eight months ended August 31, 2003; and $1,226.4 million during the nine months ended September 30, 2002 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings (excluding borrowings related to the GM building) were 1.3 percent during the one month ended September 30, 2003; 1.8 percent during the eight months ended August 31, 2003; and 1.3 percent during the nine months ended September 30, 2002, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The statutory net income (loss) of our insurance subsidiaries was $255.6 million and $(273.3) million in the first nine months of 2003 and 2002, respectively (including realized investment gains (losses) of $33.3 million and $(315.4) million, respectively). The Company's insurance subsidiaries reported the following amounts to regulatory agencies at September 30, 2003, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $1,412.4
                  Asset valuation reserve.........................................         78.4
                  Interest maintenance reserve....................................        358.5
                                                                                       --------

                     Total........................................................     $1,849.3
                                                                                       ========

     The statutory capital and surplus shown above included investments in the preferred stock of CDOC of $159.0 million, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) net gain from operations or net income for the prior year; or
(ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.

     On October 30, 2002, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and all other Conseco insurance subsidiaries), our insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas whereby they agreed: (i) not to request any dividends or other distributions before January 1, 2003 and, thereafter, not to pay any dividends or other distributions to parent companies outside of the insurance system without the prior approval of the Texas Insurance Commissioner; (ii) to continue to maintain sufficient capitalization and reserves as required by the Texas Insurance Code; (iii) to request approval from the Texas Insurance Commissioner before making any disbursements not in the ordinary course of business; (iv) to complete any pending transactions previously reported to the proper insurance regulatory officials prior to and during Conseco's restructuring, unless not approved by the Texas Insurance Commissioner; (v) to obtain a commitment from Conseco and CIHC to maintain their infrastructure, employees, systems and physical facilities prior to and during Conseco's restructuring; and (vi) to continue to permit the Texas Insurance Commissioner to examine its books, papers, accounts, records and affairs. The consent orders are expected to be released in the near future. We have agreed with the Texas Insurance Commissioner to provide prior notice of certain transactions, including 30 days prior notice of the payment of dividends by an insurance subsidiary to any non-insurance company parent, and periodic reporting of information concerning the financial performance and condition of Conseco, Inc. and its subsidiaries.

     The National Association of Insurance Commissioners' Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its ACLRBC: (i) if a company's total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ACLRBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its ACLRBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (iii) if a company's total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its ACLRBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than or equal to 70 percent of its ACLRBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition, the Model Law provides for an annual trend test if a company's total adjusted capital is between 200 percent and 250 percent of its ACLRBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over ACLRBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 190 percent of its ACLRBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     The 2002 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiary to any regulatory action. The 2002 audited financial statements of our insurance subsidiaries were completed in June 2003. Two of our subsidiaries' ACLRBC ratios, based on the capital balances reflecting audit adjustments, were less than 250 percent. As a result of an additional adjustment that we made in the amended 2002 Annual Statement relating to one such subsidiary's investment in the General Motors building, its ACLRBC ratio exceeded 250 percent. As a result of the sale of the General Motors building, the ACLRBC ratio for the other such subsidiary has increased to a level above 250 percent. However, as a result of losses on the long-term care business within Conseco Insurance Group during the third quarter of 2003, including long-term care claim reserve strengthening of $87 million, we will need to contribute additional capital to one subsidiary to enable its ACLRBC ratio to equal or exceed 250 at December 31, 2003.

     The combined ACLRBC ratio for our insurance subsidiaries was 332 percent at December 31, 2002. At December 31, 2002, the ratios for our insurance subsidiaries that are subject to the four levels of regulatory attention described above ranged from 250 percent to 563 percent. We are taking actions intended to improve the ACLRBC ratios of our insurance subsidiaries. Such actions include: (i) discontinuing or reducing sales of products that create initial reductions in statutory surplus because of the costs of selling the products; (ii) reducing operating expenses; (iii) merging some of our insurance subsidiaries with other insurance subsidiaries; and (iv) restructuring our investment portfolio to better match the risk profile of the portfolio with each insurance subsidiary's earnings and capital requirements. We have discussed these actions with insurance regulators in each of the states in which our insurance subsidiaries are domiciled.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Old Conseco's Form 10-K for the year ended December 31, 2002. There have been no material changes in the first nine months of 2003 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     There were no significant changes in Conseco's internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

PART II - OTHER INFORMATION

ITEM 1. LITIGATION AND OTHER LEGAL PROCEEDINGS.

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     We are involved on an ongoing basis in lawsuits (including purported class actions) relating to our operations, including with respect to sales practices, and we and current and former officers and former directors are defendants in pending class action lawsuits asserting claims under the securities laws and derivative lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty and we have estimated the potential exposure for each of the matters and have recorded a liability if a loss is deemed probable.

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain current and former officers of Old Conseco. These lawsuits were filed on behalf of persons or entities who purchased Old Conseco's common stock on various dates between October 24, 2001 and August 9, 2002. In each case Plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of Old Conseco's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., et al., File No. 02-CV-1332 DFH-TAB. The lawsuits were stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. It is expected that plaintiffs will file a consolidated class action complaint with respect to the individual defendants in November 2003. Our liability with respect to these lawsuits was discharged in the Plan and our obligation to indemnify certain individual defendants is limited by the Plan. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Derivative Litigation

     Nine shareholder derivative suits were filed in 2000 in the United States District Court for the Southern District of Indiana. The complaints named as defendants the then current directors, certain former directors, certain non-director officers of Old Conseco (in one case), and, alleging aiding and abetting liability, certain banks that made loans in relation to Old Conseco's "Stock Purchase Plan" (in three cases). Old Conseco is also named as a nominal defendant in each complaint. Plaintiffs allege that the defendants breached their fiduciary duties by, among other things, intentionally disseminating false and misleading statements concerning the acquisition, performance and proposed sale of CFC, and engaged in corporate waste by causing Old Conseco to guarantee loans that certain officers, directors and key employees of Old Conseco used to purchase stock under the Stock Purchase Plan. These cases have now been consolidated into one case in the United States District Court for the Southern District of Indiana, captioned: In Re Conseco, Inc. Derivative Litigation, Case Number IP00655-C-Y/S. An amended complaint was filed on April 12, 2001, making generally the same allegations and allegations of violation of the Federal Reserve Board's margin rules. Three similar cases have been filed in the Hamilton County Superior Court in Indiana. Schweitzer v. Hilbert, et al., Case No. 29D01-0004CP251; Evans v. Hilbert, et al., Case No. 29D01-0005CP308 (both Schweitzer and Evans name as defendants certain non-director officers); Gintel
v. Hilbert, et al., Case No. 29003-0006CP393 (naming as defendants, and alleging aiding and abetting liability as to, banks that allegedly made loans in relation to the Stock Purchase Plan). We believe that these lawsuits are without merit and intend to defend them vigorously. The cases filed in Hamilton County have been stayed pending resolution of the derivative suits filed in the United States District Court. We have asserted that these lawsuits are assets of the estate pursuant to section 541(a) of the Bankruptcy Code and do not intend to pursue them following emergence from bankruptcy because they are meritless. In October and November 2003, CNO filed motions to dismiss all the pending derivative matters. The ultimate outcome of these lawsuits cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other Litigation

     Collection efforts by the Company and Conseco Services, LLC related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives/officers with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin Dick and Bruce Crittenden. The specific lawsuits include:
Hilbert v. Conseco, Case No. 03A 04283 (Bankr. N.D. Ill.); Conseco Services v. Hilbert, Case No.29C01-0310 MF 1296 (Cir. Ct. Hamilton Cty, Ind.); Murray and Massey v. Conseco, Case No.1:03-CV-1482 LJM-WTL (S.D. Ind.); Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Sup. Ct. Hamilton Cty, Ind.); and Crittenden v. Conseco, Case No.IP02-1823-C B/S (S.D. Ind.). The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan filed an action in the United States District Court for the Southern District of Indiana against Old Conseco, Conseco Services, LLC and certain current and former officers of Old Conseco (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of Old Conseco at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in Old Conseco's common stock without full disclosure of the Company's true financial condition. Old Conseco filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. It is expected that there will be a ruling on the motion to dismiss before further proceedings occur in this matter. We believe the lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against Old Conseco, Conseco Services, LLC, and two former officers in the Boone Circuit Court (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of Old Conseco common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services, LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life has filed a summary judgment motion with respect to the remaining claims. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company, was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico (Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817), alleging among other things fraud by non-disclosure of additional charges for those policyholders wishing to pay premium modes other than annual. We retained liability for this litigation in connection with the sale of Manhattan National Life in June 2002. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado (Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465), alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policy holders wishing to pay premium modes other than annual. On July 14 and 15, 2003 the plaintiff's motion for class certification was heard and the Court took the matter under advisement. On November 10, 2003, the Court denied the motion for class certification. The defendants believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On July 31, 2001, the Company's subsidiary, Conseco Senior Health Insurance Company, was named in an action filed by the State of Texas in the District Court of Travis County, Texas (State of Texas v. Conseco Senior Health Insurance Company, Cause No. GV102103), alleging among other things a violation of the Deceptive Trade Practices Act related to allegations of failure to adequately notify policyholders that premium rates could increase. Conseco Senior has reached a tentative settlement with the State of Texas, however in the event a settlement is not consummated, Conseco Senior intends to defend this matter vigorously as it believes the lawsuit is without merit. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against the Company's subsidiary, Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al.
v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI), alleging among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' Motion to Remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. Conseco Life awaits the court's ruling on Plaintiff's Motion to Remand in the Allen matter. In Bailey the parties have agreed to stay in Federal court. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits and arbitrations (including purported class actions) related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     Other Proceedings

     The Company has been notified that the staff of the SEC has obtained a formal order of investigation in connection with an inquiry that relates to events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which was settled in the second quarter of 2003. The Company is cooperating fully with the SEC staff in this matter.

     The deadline to file administrative claims in the bankruptcy proceeding was October 9, 2003. The Plan provides that all such claims must be paid in full, in cash. We are reviewing all timely filed administrative claims and may resolve disputes regarding allowance of such claims in the Bankruptcy Court. If significant administrative claims are allowed, our cash flow would be negatively affected.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 5.  OTHER INFORMATION

     Directors and Executive Officers of Conseco

     Directors. As a result of the reorganization, Conseco made significant changes to its Board of Directors. The Board of Directors now consists of the following seven members:

     R. Glenn Hilliard, age 60, became the non-executive chairman of Conseco's board of directors in September 2003. From 1999 until his retirement in April 2003, Mr. Hilliard served as chairman and CEO of ING Americas. From 1994 to 1999 he was chairman and CEO of ING North America.

     Philip Roberts, age 61, joined Conseco's board of directors in September 2003. He is principal of Roberts Ventures L.L.C., consultant for merger and acquisition and product development for investment management firms. From 1990 until 2000, Mr. Roberts served as chief investment officer of trust business for Mellon Financial Corporation and headed its institutional asset management businesses from 1990 to 1996.

     Neal Schneider, age 59, joined Conseco's board of directors in September 2003. Until June 2000, he was managing partner in the New York office of Smart and Associates, LLP, a business advisory and accounting firm. Mr. Schneider previously spent 34 years with Arthur Andersen & Co., including service as partner in charge of the Worldwide Insurance Industry Practice and the North American Financial Service Practice.

     Michael Shannon, age 45, joined Conseco's board of directors in September 2003. He is co-founder and current president and chief executive officer of KSL Recreation Corporation (owner and operator of golf courses and destination resorts in the U.S.).

     William Shea, age 55, has served as a director of Conseco and its predecessor since September 2002. He has served as president and chief executive officer of Conseco since October 2002 and was president and chief operating officer from September 2001 until October 2002. Before joining Conseco Mr. Shea served as CEO of View Tech, Inc. (integrated video-conferencing solutions) from 1999 until 2000. From 1993 to 1998, he was vice chairman and chief financial officer of Bank Boston Corporation.

     Michael Tokarz, age 53, joined Conseco's board of directors in September 2003. He is managing member of the Tokarz Group, LLC (venture capital investments). Mr. Tokarz was a general partner with Kohlberg Kravis Roberts & Co. until he retired in 2002.

     John Turner, age 63, joined Conseco's board of directors in September 2003. He is chairman of Hillcrest Capital Partners, a private equity investment firm. Mr. Turner served as chairman and CEO of ReliaStar Financial Corp. from 1991 until it was acquired by ING in 2000. After the acquisition he became vice chairman and a member of the executive committee for ING Americas until his retirement in 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

             10.4 Guarantee and Security Agreement dated as of September 10, 2003, among Conseco, Inc., the Subsidiary Guarantors Party Thereto and Bank of America, N.A., as Agent.

             10.5 Employment Agreement by and between William J. Shea and Conseco, Inc. dated as of May 27, 2003.

             10.6 Agreement by and between R. Glenn Hilliard and Conseco, Inc. dated as of June 18, 2003.

             12.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

             31.1 Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b) Reports on Form 8-K.

            A report on Form 8-K dated July 15, 2003, was filed with the Commission to report under Item 5, the Company's filing with the United States Bankruptcy Court of the Fourth Amended Joint Plan of Reorganization of the Filing Entities.

            A report on Form 8-K dated August 15, 2003, was filed with the Commission to report under Item 5, the Company's filing with the United States Bankruptcy Court of the Fifth Amended Joint Plan of Reorganization of the Filing Entities.

            A report on Form 8-K dated September 9, 2003, was filed with the Commission to report under Item 3, the United States Bankruptcy Court's confirmation of the Sixth Amended Joint Plan of Reorganization and to report under Item 5, the registration of the common stock of the Company.

            A report on Form 8-K dated September 26, 2003, was filed with the Commission to report under Item 5, the Company's completed sale of the General Motors Building in New York City.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CONSECO, INC.


Dated: November 19, 2003               By:  /s/ William J. Shea
                                       ------------------------------------
                                       William J. Shea, President and
                                        Chief Executive Officer