Form 10-K
period 2003-12-31
CONSECO INC
filed 2004-03-15
CIK 1224608

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                 For the fiscal year ended December 31, 2003 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]

                 For the transition period from      to
                                                ----    ----

                        Commission file number: 001-31792

                                  Conseco, Inc.

            Delaware                                  No. 75-3108137
     ------------------------                   -------------------------------
      State of Incorporation                    IRS Employer Identification No.

   11825 N. Pennsylvania Street
      Carmel, Indiana  46032                          (317) 817-6100
   ----------------------------                       --------------
Address of principal executive offices                   Telephone


           Securities registered pursuant to Section 12(b)of the Act:

                               Title of each class
                               -------------------
                     Common Stock, par value $0.01 per share
                                Series A Warrants

           Securities registered pursuant to Section 12(g)of the Act:

       Class A Senior Cumulative Convertible Exchangeable Preferred Stock,
                           par value $0.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

     At June 30, 2003, the last business day of the Registrant's Predecessor's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Predecessor's common equity held by nonaffiliates was approximately $9,400,000.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Shares of common stock outstanding as of March 9, 2004: 100,115,772

     DOCUMENTS INCORPORATED BY REFERENCE: None.

===============================================================================

                                     PART I

ITEM 1.   BUSINESS OF CONSECO.

     Conseco, Inc., a Delaware corporation ("CNO"), is the holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation ("Old Conseco"), in connection with our bankruptcy reorganization. The terms "Conseco," the "Company," "we," "us," and "our" as used in this report refer to CNO and its subsidiaries and, unless the context requires otherwise, Old Conseco and its subsidiaries.

     We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2003, we had $2.8 billion of shareholders' equity and $29.9 billion of assets. For the four months ended December 31, 2003, we had $1,505.5 million of revenues and $96.3 million of net income.

     We conduct our business operations through two primary operating segments, based primarily on method of product distribution, and a third segment comprised of businesses in run-off. Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through the following segments:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and fixed annuities to the senior market through approximately 4,000 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 independent marketing organizations ("IMOs") that represent over 9,100 producing independent agents. This segment markets its products under the "Conseco" brand.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold through independent agents and major medical insurance.

     We also have a corporate segment, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     OUR RECENT EMERGENCE FROM BANKRUPTCY

     On December 17, 2002 (the "Petition Date"), Old Conseco and certain of its non-insurance company subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003 (the "Confirmation Date"), and became effective on September 10, 2003 (the "Effective Date"). Upon the confirmation of the Plan, we implemented fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). References to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after giving effect to the implementation of fresh start reporting. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003. The activity of the Company for the period from September 1, 2003 through September 10, 2003 is therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations.

     The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, fully secured claims and certain intercompany claims, and the distribution of new equity securities (including warrants) to partially secured and unsecured creditors of our Predecessor. Holders of claims arising under our Predecessor's $1.5 billion senior bank credit facility also received a pro rata interest in our Senior Credit Facility. Holders of our Predecessor's common stock and preferred stock did not receive any distribution under the Plan, and these securities, together with all other prepetition securities and the $1.5 billion senior bank credit facility of our Predecessor, were cancelled on the Effective Date.

     On the Effective Date, under the terms of the Plan, we emerged from the bankruptcy proceedings with a capital structure consisting of:

     o    our $1.3 billion Senior Credit Facility;

     o approximately 34.4 million shares of Class A Preferred Stock with an initial aggregate liquidation preference of approximately $859.7 million;

     o 100.0 million shares of common stock, excluding shares issued to our new non-executive chairman upon his appointment and shares issued or to be issued to directors, officers or employees under a new equity incentive plan; and

     o warrants to purchase 6.0 million shares of our common stock (the "Series A Warrants ").

     Under the terms of the Plan, we distributed the equity securities to the creditors of our Predecessor in the amounts outlined below:

     o lenders under our Predecessor's senior bank credit facility and director and officer loan program received approximately 34.4 million shares of our Class A Preferred Stock, with an initial aggregate liquidation preference of $859.7 million;

     o holders of our Predecessor's senior notes received approximately 32.3 million shares of our common stock;

     o holders of our Predecessor's guaranteed senior notes received approximately 60.6 million shares of our common stock;

     o holders of our Predecessor's general unsecured claims received approximately 3.8 million shares of our common stock; and

     o holders of trust preferred securities issued by our Predecessor's subsidiary trusts received approximately 1.5 million shares of our common stock and Series A Warrants to purchase 6.0 million shares of our common stock at an exercise price of $27.60 per share.

     The distribution of our common stock summarized above represents approximately 98 percent of all of the shares of common stock to be distributed under the Plan. As of December 31, 2003, approximately 1.8 million of our outstanding shares of common stock have been reserved for distribution under the Plan in respect of disputed claims, the resolution of which is still pending. If reserved shares remain after resolution of these disputed claims, then the reserved shares will be reallocated to other general unsecured creditors of our Predecessor as provided for under the Plan.

     For a complete discussion of the distributions provided for under the Plan, you should refer to the complete text of the Plan confirmed by the Bankruptcy Court, which is filed as an exhibit to this Form 10-K.

     OTHER INFORMATION

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, Conseco Finance Corp. ("CFC"). We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of the finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale in respect of our interest in CFC, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of CFC on our Predecessor's consolidated balance sheet.

     During the third quarter of 2002, Conseco entered into an agreement to sell Conseco Variable Insurance Company

("CVIC"), one of its wholly-owned subsidiaries and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as a discontinued operation in all periods presented in the consolidated statement of operations included in this Form 10-K. See the note to the consolidated financial statements entitled "Financial Information Regarding CVIC."

     During 2001, we stopped renewing a large portion of our major medical lines of business. These lines of business are included in our Other Business in Run-off Segment. Unless otherwise noted, the collected premium information provided in Item 1 excludes amounts related to the business of CVIC that was sold.

     CNO is the Successor to Old Conseco. We emerged from bankruptcy on the Effective Date. Old Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.conseco.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These filings are also available to the public on the SEC's website at www.sec.gov. In addition, the public may read and copy any document we file at the SEC's Public Reference Room located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     Data in Item 1 are provided as of December 31, 2003, or for the year then ended (as the context implies), unless otherwise indicated.

     MARKETING AND DISTRIBUTION

     Insurance

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, professional independent producers (many of whom sell one or more of our product lines exclusively) and direct marketing. We had over $1.3 billion of premium and asset accumulation product collections during the four months ended December 31, 2003, $2.9 billion in the eight months ended August 31, 2003, and $4.6 billion during 2002.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2003 collected premiums: Florida (8.1 percent), Illinois (6.8 percent), Texas (6.6 percent) and California (6.5 percent).

     We believe that people purchase most types of life insurance, accident and health insurance and annuity products only after being contacted and solicited by an insurance agent. Accordingly, we believe the success of our distribution system is largely dependent on our ability to attract and retain agents who are experienced and highly motivated. A description of the primary distribution channels is as follows:

     Career Agents. This agency force of approximately 4,000 agents working from 140 branch offices, permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. In 2003, this distribution channel accounted for $2,177.0 million, or 52 percent, of our total collected premiums. These agents sell only Bankers Life and Casualty policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Professional Independent Producers. This distribution channel consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2003, this distribution channel accounted for $1,301.6 million, or 31 percent, of our total collected premiums. The collected premium amounts summarized in the preceding sentence exclude the collected premiums in our Other Business in Run-off segment which were originally sold through professional independent producers. During 2003, premiums collected attributed to that segment were $598.3 million, or 14 percent, of total collected premiums.

     Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Marketing organizations typically recruit agents for the Conseco Insurance Group segment by advertising our products and commission structure through direct mail advertising or through seminars for insurance agents and brokers.

These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by the agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as flexible-premium annuities for educators. During 1999 and 2000, the Conseco Insurance Group segment purchased four organizations that specialize in marketing and distributing supplemental health products. One of these organizations was sold in September 2003. In 2003, these organizations accounted for $234.4 million, or 5.6 percent, of our total collected premiums.

     During the second quarter of 2003, we decided to emphasize the sale of specified disease and Medicare supplement insurance policies through this distribution channel. We also decided to de-emphasize annuity and life insurance sales and eliminate long-term care insurance sales through this channel of distribution.

     Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies. In 2003, this channel accounted for $104.0 million, or 3 percent, of our total collected premiums.

Products

     The premium collection tables presented on pages 5, 6, 8 and 10 combine the 2003 premium collections of the Predecessor (for the eight months ended August 31, 2003) and premium collections of the Successor (for the four months ended December 31, 2003). Combining premium collections for these periods facilitates comparison of these amounts which were not affected by the adoption of fresh start accounting. Please refer to "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Premium and Asset Accumulation Product Collections" for a summary of 2003 premium collections by the Predecessor and Successor. The following table summarizes premium collections by major category and segment for the years ended December 31, 2003, 2002 and 2001 (dollars in millions):

Total premium collections

                                                                                            Years ended
                                                                                            December 31,
                                                                                    ----------------------------
                                                                                    2003        2002        2001
                                                                                    ----        ----        ----
     Supplemental health:
        Bankers Life............................................................  $1,167.5    $1,159.4    $1,097.4
        Conseco Insurance Group.................................................     797.3       830.3       784.1
        Other Business in Run-off...............................................     598.3       844.0     1,200.1
                                                                                  --------    --------    --------

           Total supplemental health...........................................    2,563.1     2,833.7     3,081.6
                                                                                  --------    --------    --------

     Annuities:
        Bankers Life...........................................................      952.2       740.9       513.1
        Conseco Insurance Group.................................................      92.1       351.9       710.6
                                                                                  --------    --------    --------

           Total annuities.....................................................    1,044.3     1,092.8     1,223.7
                                                                                  --------    --------    --------

     Life:
        Bankers Life............................................................     161.3       139.0       286.3
        Conseco Insurance Group.................................................     412.2       498.0       553.3
                                                                                  --------    --------    --------

           Total life...........................................................     573.5       637.0       839.6
                                                                                  --------    --------    --------

     Total premium collections  ................................................  $4,180.9    $4,563.5    $5,144.9
                                                                                  ========    ========    ========

Our insurance companies offer the following products:

Supplemental Health

Supplemental Health Premium Collections (dollars in millions)


                                                                                             Years ended
                                                                                             December 31,
                                                                                     ----------------------------
                                                                                     2003        2002        2001
                                                                                     ----        ----        ----
Medicare Supplement:
    Bankers Life................................................................. $  644.7    $  663.9    $  656.7
    Conseco Insurance Group......................................................    384.6       369.9       318.4
                                                                                  ---------   --------    --------

       Total.....................................................................  1,029.3     1,033.8       975.1
                                                                                  --------    --------    --------

Long-Term Care:
    Bankers Life ................................................................    509.4       482.9       425.3
    Conseco Insurance Group(1) ..................................................      N/A         N/A         N/A
    Other Business in Run-off ...................................................    402.6       434.5       463.0
                                                                                  --------    --------    --------

       Total.....................................................................    912.0       917.4       888.3
                                                                                  --------    --------    --------

Specified disease products from
    Conseco Insurance Group.....................................................     355.1       368.6       371.8
                                                                                  --------    --------    --------

Major medical business included in the Other Business in
    Run-off......................................................................    195.7       409.5       737.1
                                                                                  --------    --------    --------

Other
    Bankers Life ................................................................     13.4        12.6        15.4
    Conseco Insurance Group......................................................     57.6        91.8        93.9
                                                                                  --------    --------    --------

       Total.....................................................................     71.0       104.4       109.3
                                                                                  --------    --------    --------

Total-- Supplemental Health...................................................... $2,563.1    $2,833.7    $3,081.6
                                                                                  ========    ========    ========

----------
(1) We have ceased writing long-term care through Conseco Insurance Group and all major medical insurance. Accordingly, we classify the associated collected premiums as part of "Other Business in Run-off."

     Supplemental health products include Medicare supplement, long-term care and specified disease insurance and major medical insurance business in run-off. During 2003, we collected supplemental health premiums of $2,563.1 million or 61 percent of our total premiums collected. During 2003, we collected Medicare supplement premiums of $1,029.3 million, long-term care premiums of $912.0 million, specified disease premiums of $355.1 million, major medical premiums of $195.7 million and other supplemental health premiums of $71.0 million. Medicare supplement, long-term care, specified disease, major medical and other supplemental health premiums represented 25 percent, 22 percent, 8 percent, 5 percent and 1 percent, respectively, of our total premiums collected in 2003. Sales of supplemental health products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     The following describes our major supplemental health products:

     Medicare Supplement. Medicare supplement collected premiums were $1,029.3 million during 2003 or 25 percent of our total collected premiums. Medicare is a two-part federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

     Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer a higher first-year commission to agents for sales to these policyholders and competitive premium pricing for our policyholders. Approximately 33 percent of new sales of Medicare supplement policies in 2003 were to individuals who have recently reached the age of 65.

     Both Bankers Life and Conseco Insurance Group sell Medicare supplement insurance.

     Long-Term Care. Long-term care collected premiums were $912.0 million during 2003 or 22 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing home, home healthcare, or a combination of both nursing home and home healthcare expenses. The long-term care plans are sold primarily to retirees and, to a lesser degree, to older self-employed individuals and others in middle-income levels.

     Current nursing home care policies cover incurred and daily fixed-dollar benefits available with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home healthcare policies cover the usual and customary charges after a deductible or elimination period and are subject to a daily or weekly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when necessary, apply for rate increases in the jurisdictions in which we sell such products. Regulatory approval is required to increase our premiums on these products.

     The long-term care insurance blocks of business sold through the professional independent producer distribution channel were largely underwritten by certain of our subsidiaries prior to their acquisition by Conseco in 1996 and 1997. The performance of these blocks of business has been significantly less favorable than our expectations when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel.

     We continue to sell long-term care insurance through the career agent distribution channel. The long-term care business sold through Bankers Life's career agents was underwritten using stricter underwriting and pricing standards than our acquired blocks of long-term care business included in the Other Business in Run-off segment. The performance of this block has been better and more predictable than the acquired business.

     Specified Disease Products. Specified disease collected premiums were $355.1 million during 2003 or 8 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. The benefits provided under the specified disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

     Approximately 76 percent of our specified disease policies inforce (based on a count of policies) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. Our specified disease products are sold through the independent distribution network of Conseco Insurance Group.

     Major Medical. Our major medical business is included in our Other Business in Run-off segment. Sales of our major medical health insurance products were targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options were available, and most policies require certain utilization review procedures. The profitability of this business depends largely on the overall persistency of the business inforce, claim experience and expense management. During 2001, we decided to discontinue a large block of major medical business by not renewing these policies because this business was not profitable. During 2003, we collected major medical premiums of $195.7 million, or 5 percent of our total collected premiums.

     Other Supplemental Health Products. Other supplemental health product collected premiums were $71.0 million, or 1 percent of our total collected premiums. These products include various other products such as disability income insurance. We no longer actively market these products.

Annuities

Annuity premium collections (dollars in millions)

                                                                                             Years ended
                                                                                             December 31,
                                                                                     ----------------------------
                                                                                     2003        2002        2001
                                                                                     ----        ----        ----
    Equity-indexed annuity
       Bankers Life ............................................................   $   15.1   $   30.4    $   41.4
       Conseco Insurance Group..................................................       54.3      189.7       339.5
                                                                                   --------   --------    --------

          Total equity-indexed annuity premium collections .....................       69.4      220.1       380.9
                                                                                   --------   --------    --------

    Other fixed annuity
       Bankers Life ............................................................      937.1      710.5       471.7
       Conseco Insurance Group..................................................       37.8      162.2       371.1
                                                                                   --------   --------    --------

          Total fixed annuity premium collections ..............................      974.9      872.7       842.8
                                                                                   --------   --------    --------

    Total annuity collections...................................................   $1,044.3   $1,092.8    $1,223.7
                                                                                   ========   ========    ========

     During 2003, we collected annuity premiums of $1,044.3 million or 25 percent of our total premiums collected. Annuity products include equity-indexed annuity, traditional fixed rate annuity and market value-adjusted annuity products sold through both Bankers Life and Conseco Insurance Group. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

     More than our other products, annuities are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. Many of our professional independent agents discontinued marketing our annuity products after A.M. Best Company ("A.M. Best") lowered the financial strength ratings assigned to our insurance subsidiaries. In addition, the annuity business we were selling through this distribution channel required more statutory capital and surplus than our other insurance products. Accordingly, we took actions in our Conseco Insurance Group segment to de-emphasize new sales of annuity products sold through professional independent producers. Instead, we focused on the sale of products that are less ratings sensitive and capital intensive. Career agents selling annuity products in the Bankers Life segment are less sensitive in the near-term to A.M. Best ratings, since these agents only sell our products. Accordingly, we continue to actively market annuities through Bankers Life. In order to maintain Bankers Life's career agency distribution force during the bankruptcy process, we provided certain sales inducements to purchasers of annuities and sales incentives to our career agents.

     The following describes the major annuity products:

     Equity-Indexed Annuities. These products accounted for $69.4 million, or 2 percent, of our total premium collections during 2003. The account value (or "accumulation value") of these annuities is credited with interest at an annual minimum guaranteed average rate over the term of the contract of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts), but the annuities provide for potentially higher returns based on a percentage (the "participation rate") of the change in the Standard & Poor's 500 Index ("S&P 500 Index") during each year of their term. We have the discretionary ability to annually change the participation rate, which currently ranges from 50 percent to 100 percent, and may include a first-year "bonus" participation rate, similar to the bonus interest described below for traditional fixed rate annuity products, which generally ranges from an additional 10 percent to 20 percent. The minimum guaranteed values are equal to:

     o 90 percent of premiums collected for annuities for which premiums are received in a single payment (single-premium deferred annuities, or "SPDAs"), or 75 percent of first year and 87.5 percent of renewal premiums collected for annuities which allow for more than one payment (flexible premium deferred annuities, or "FPDAs"); plus

     o interest credited on such percentage of the premiums collected at an annual rate of 3 percent.

     The annuity provides for penalty-free withdrawals of up to 10 percent of premiums in each year after the first year of the annuity's term. Other withdrawals from SPDA products are generally subject to a surrender charge of 9 percent over the eight year contract term at the end of which the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 12 percent to 20 percent in the first year, declining 1.2 percent to 1.3 percent each year, to zero over a 10 to 15 year period, depending on issue age. We purchase S&P 500 Index Call Options ("S&P 500 Call Options") in an effort to offset, or "hedge," potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked.

     Other Fixed Rate Annuities. These products include fixed rate SPDAs, FPDAs and single-premium immediate annuities ("SPIAs"). These products accounted for $974.9 million, or 23 percent, of our total premium collections during 2003. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rate on annuities written recently ranges from 3 percent to 4 percent, and the rate on all policies inforce ranges from 3 percent to 6 percent. The initial crediting rate is largely a function of:

     o the interest rate we can earn on invested assets acquired with the new annuity fund deposits;

     o    the costs related to marketing and maintaining the annuity products;
          and

     o    the rates offered on similar products by our competitors.

For subsequent adjustments to crediting rates, we take into account current and prospective yields on investments, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

     In 2003, approximately 85 percent of our new annuity sales were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 6 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2003, crediting rates on our outstanding traditional annuities were at an average rate, excluding bonuses, of
4.1 percent.

     The policyholder is typically permitted to withdraw all or part of the premium paid plus the accumulated interest credited to his or her accumulation value, subject in virtually all cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our traditional annuities provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy is issued. The initial surrender charge is generally 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels intended to protect us from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice is intended to lengthen the effective duration of policy liabilities and enable us to maintain profitability on such policies.

     SPIAs accounted for $29.5 million, or .7 percent, of our total premiums collected in 2003. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.7 percent at December 31, 2003.

     We also offered a multibucket annuity product which provides for different rates of cash value growth based on the experience of a particular market strategy. Earnings are credited to this product based on the market activity of a given strategy, less management fees, and funds may be moved between cash value strategies. Portfolios available include high-yield bond, investment-grade bond, convertible bond and guaranteed-rate portfolios. During 2003, this product accounted for $3.5 million, or .1 percent, of our total premiums collected. Sales of this product were discontinued in 2003.

     In October 2002, we sold Conseco Variable Insurance Company, a company engaged in the variable annuity business. In connection with that sale, we agreed with the buyer not to engage in the variable annuity business for a period of three years. We no longer offer variable annuity products.

Life

Life insurance premium collections (dollars in millions)

                                                                                            Years ended
                                                                                            December 31,
                                                                                     ---------------------------
                                                                                     2003       2002        2001
                                                                                     ----       ----        ----

    Interest-sensitive life products
       Bankers Life...............................................................  $ 34.2     $ 34.2      $ 33.7
       Conseco Insurance Group....................................................   266.5      339.1       386.9
                                                                                    ------     ------      ------

          Total interest-sensitive life premium collections.......................   300.7      373.3       420.6
                                                                                    ------     ------      ------

    Traditional life
       Bankers Life...............................................................   127.1      104.8       252.6
       Conseco Insurance Group....................................................   145.7      158.9       166.4
                                                                                    ------     ------      ------

          Total traditional life premium collections..............................   272.8      263.7       419.0
                                                                                    ------     ------      ------

    Total life insurance premium collections......................................  $573.5     $637.0      $839.6
                                                                                    ======     ======      ======

     Life products include traditional, interest-sensitive and other life insurance products. These products are currently sold through both Bankers Life and Conseco Insurance Group. During 2003, we collected life insurance premiums of $573.5 million, or 14 percent, of our total collected premiums. In April 2003, we took actions to de-emphasize new sales of several of our life insurance products through Conseco Insurance Group's professional independent producers. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below. The decrease in traditional life premiums collected in the Bankers Life segment in 2002 and 2003 compared to 2001 is primarily due to a first quarter 2002 reinsurance transaction. The reinsurance transaction is discussed further in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance".

     Interest-Sensitive Life Products. These products include universal life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $300.7 million, or 7.2 percent of our total collected premiums in 2003. These products are marketed through professional independent producers and, to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life insurance products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders.

     Traditional Life. These products accounted for $272.8 million, or 6.5 percent, of our total collected premiums in 2003. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which we continue to market on a limited basis, combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time -- typically five, 10 or 20 years. We stopped selling most term life products through the professional independent producer distribution channel during the second quarter of 2003.

       Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $79.4 million, or 1.9 percent, of our total collected premiums in 2003. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Bankers Life segment markets graded benefit life policies under the Colonial Penn brand name using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

     ACQUISITIONS

     From 1982 to 1998, Old Conseco acquired 19 insurance groups and related businesses and Green Tree Financial Corporation (renamed "Conseco Finance Corp.") These acquisitions were primarily responsible for the Company's historical growth. CNO is currently prohibited from making acquisitions pursuant to its $1.3 billion credit agreement.

     INVESTMENTS

     40|86 Advisors, Inc. ("40|86 Advisors"), a registered investment adviser and wholly-owned subsidiary of Conseco, Inc., manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $28.5 billion of assets (at fair value) under management at December 31, 2003, of which $24.4 billion were assets of our subsidiaries and $4.1 billion were assets managed by 40|86 Advisors for third parties. Our general account investment philosophy is to maintain a largely investment-grade diversified fixed-income portfolio, maximize the spread between the investment income we earn and the yields we pay on investment products within acceptable levels of risk, provide adequate liquidity, construct our asset portfolio with attention to expected liability durations and other requirements and maximize total return through active investment management. In the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million and in the eight months ended August 31, 2003, we recognized net realized investment losses of $5.4 million. During 2002, we recognized net realized investment losses of $556.3 million, compared to net realized investment losses of $340.0 million during 2001. The net realized investment losses during 2002 included:

     o $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and

     o $.5 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $19.5 billion.

     During 2002, we recognized other-than-temporary declines in value of several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.

     Investment activities are an integral part of our business as investment income is a significant component of our total revenues. Profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2003, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.7 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by:

     o    purchasing S&P 500 Call Options in an effort to hedge such risk; and

     o adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

Accordingly, we are able to focus on managing the interest rate spread component of these products.

     We seek to balance the interest rate risk inherent in our invested assets with the interest rate characteristics of our insurance liabilities. We attempt to manage this exposure by measuring the duration of our fixed maturity investments and insurance liabilities. Duration measures the expected change in the fair value of assets and liabilities for a given change in interest rates. For example, if interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities.

     We calculate duration using our estimates of future asset and liability cash flows. These cash flows are discounted using appropriate interest rates based on the current yield curve and investment type. Duration is determined by calculating the present value of the cash flows using different interest rates, and measuring the change in value. At December 31, 2003, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 6.7 years and the duration of our insurance liabilities was approximately 7.2 years. The difference between these durations indicates that our investment portfolio had a shorter duration and, consequently, was less sensitive to interest rate fluctuations than that of our liabilities at that date. We generally seek to minimize the gap between asset and liability durations.

     For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investments."

     COMPETITION

     Each of the markets in which we operate is highly competitive, and our highly leveraged capitalization, our ratings downgrades and our recent bankruptcy proceedings have had a material adverse impact on our ability to compete in these markets. The financial services industry consists of a large number of companies, many of which are larger and have greater capital, technological and marketing resources, access to capital and other sources of liquidity at a lower cost, broader and more diversified product lines and larger staffs than those of Conseco. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete with their competitors to attract and retain the allegiance of agents, insurance brokers and marketing companies.

     In the individual health insurance business, insurance companies compete primarily on the basis of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and has intensified competition based on factors other than product features. See "Insurance Underwriting" and "Governmental Regulation." In addition to competing with the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

     An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Insurance financial strength ratings are opinions regarding an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities.

     In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries from "A- (Excellent)" to "B++ (Very good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best again lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates superior overall performance and a superior ability to meet ongoing obligations to policyholders. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The "B" ratings reflected A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on our subsidiaries. On September 11, 2003, A.M. Best affirmed its financial strength ratings of our primary insurance companies ("B (Fair)") and removed the ratings from under review. On October 3, 2003, A.M. Best assigned a positive outlook to all of our ratings. According to A.M. Best's press release, the assignment of a positive outlook to our ratings reflects its favorable view of our bankruptcy reorganization and a number of management initiatives, including the sale of the GM building, sale of CFC, restructuring of our investment portfolios, expense reductions, merging of certain subsidiaries, stabilization of surrenders and a commitment in the near-to-medium-term to focus on selling higher margin products with lower capital requirements.

     On August 2, 2002, Standard & Poor's Corporation ("S&P") downgraded the financial strength ratings of our primary insurance companies from BB+ to B+. On November 19, 2003, S&P assigned a "BB-" counterparty credit and financial strength rating to our primary insurance companies, with the exception of Conseco Senior Health Insurance Company (the issuer of most of our long-term care business in our Other Business in Run-off segment), which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments.

     On July 1, 2003, Moody's Investors Services, Inc. ("Moody's") downgraded the financial strength ratings of our primary insurance companies from Ba3 to B3. On December 4, 2003, Moody's assigned a "Ba3" rating to our primary insurance companies, with the exception of Conseco Senior Health Insurance Company, which was assigned a "Caa1" rating. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are classified as "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well-safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations, or there may be elements of danger with respect to punctual payment of policyholder obligations and claims.

     The ratings downgrades have generally caused sales of our insurance products to decline and policyholder redemptions and lapses to increase. In some cases, the downgrades have also caused defections among our independent agent sales force and increases in the commissions we must pay in order to retain them. These events have had a material adverse effect on our financial results. Further downgrades by A.M. Best, S&P or Moody's would likely have further material and adverse effects on our financial results and liquidity.

     A.M. Best, S&P and Moody's each reviews its ratings from time to time. We cannot provide any assurance that the ratings of our insurance subsidiaries will remain at their current levels or predict the impact any downgrades could have on our business.

     INSURANCE UNDERWRITING

     Under regulations promulgated by the National Association of Insurance Commissioners ("NAIC") (an association of state regulators and their staffs) and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from underwriting our Medicare supplement policies for certain first-time purchasers. If a person applies for insurance within six months after becoming eligible by reason of age, or disability in certain limited circumstances, the application may not be rejected due to medical conditions. Some states prohibit underwriting of all Medicare supplement policies. For other prospective Medicare supplement policyholders, such as senior citizens who are transferring to our products, the underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

     Before issuing long-term care or comprehensive major medical products to individuals and groups, we generally apply detailed underwriting procedures designed to assess and quantify the insurance risks. We require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements vary according to the applicant's age and may vary by type of policy or product. We also rely on medical records and the potential policyholder's written application. In recent years, there have been significant regulatory changes with respect to underwriting certain types of health insurance. An increasing number of states prohibit underwriting and/or charging higher premiums for substandard risks. We monitor changes in state regulation that affect our products, and consider these regulatory developments in determining the products we market and where we market them.

     Most of our life insurance policies are underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages. After initial processing, insurance underwriters review each file and obtain the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests). After collecting and reviewing the information, the underwriter either:

     o approves the policy as applied for, or with an extra premium charge because of unfavorable factors; or

     o    rejects the application.

We underwrite group insurance policies based on the characteristics of the group and its past claim experience. Graded benefit life insurance policies are issued without medical examination or evidence of insurability. There is minimal underwriting on annuities.

     LIABILITIES FOR INSURANCE AND ACCUMULATION PRODUCTS

     At December 31, 2003, the total balance of our liabilities for insurance and asset accumulation products was $24.8 billion. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. For our supplemental health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

     Liabilities for insurance products are calculated using management's best judgments of mortality, morbidity, lapse rates, investment experience and expense levels that are based on our past experience and standard actuarial tables.

     REINSURANCE

     Consistent with the general practice of the life insurance industry, our subsidiaries enter into both facultative and treaty agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by our insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. Our reinsured business is ceded to numerous reinsurers. We believe the assuming companies are able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

     As of December 31, 2003, the policy risk retention limit was generally $.8 million or less on the policies of our subsidiaries. Reinsurance ceded by Conseco represented 27 percent of gross combined life insurance inforce and reinsurance assumed represented 2.7 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2003 were as follows (dollars in millions):


                                                                           Ceded life       A.M. Best
Name of Reinsurer                                                       insurance inforce     rating
-----------------                                                       -----------------   ----------
Swiss Re Life and Health America Inc....................................    $ 5,627.8           A+
Security Life of Denver Life Insurance Company..........................      5,110.5           A+
Reassure America Life Insurance Company.................................      3,491.4           A+
RGA Reinsurance Company.................................................      1,417.0           A+
Munich American Reassurance Company.....................................      1,170.6           A+
Lincoln National Life Insurance Company.................................      1,079.6           A+
Revios Reinsurance U.S. Inc.............................................        924.8           A-
All others..............................................................      4,609.5 (1)
                                                                            ---------

                                                                            $23,431.2
                                                                            =========

---------------------
(1) No other single reinsurer assumed greater than 3 percent of the total ceded business inforce.

     EMPLOYEES

     At December 31, 2003, we had approximately 4,350 employees, of which 4,200 were full time employees, including 1,900 employees supporting our Bankers Life segment and 2,300 employees supporting both our Conseco Insurance Group segment and our Other Business in Run-Off segment. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

     GOVERNMENTAL REGULATION

     Our insurance businesses are subject to extensive regulation and supervision by the insurance regulatory agencies of the jurisdictions in which they operate. This regulation and supervision is primarily for the benefit and protection of customers, and not for the benefit of investors or creditors. State laws generally establish supervisory agencies with broad regulatory authority, including the power to:

     o    grant and revoke business licenses;

     o    regulate and supervise trade practices and market conduct;

     o    establish guaranty associations;

     o    license agents;

     o    approve policy forms;

     o    approve premium rates for some lines of business;

     o    establish reserve requirements;

     o prescribe the form and content of required financial statements and reports;

     o determine the reasonableness and adequacy of statutory capital and surplus;

     o    perform financial, market conduct and other examinations;

     o    define acceptable accounting principles;

     o    regulate the type and amount of permitted investments; and

     o limit the amount of dividend and of surplus debenture principal and interest payments that can be paid without obtaining regulatory approval.

     In addition to the limitations imposed by the laws described above, most states have also enacted laws or regulations with respect to the activities of insurance holding company systems, including acquisitions, the payment of ordinary and extraordinary dividends by insurance companies, the terms of surplus debentures, the terms of transactions between insurance companies and their affiliates and other related matters. Various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. These requirements may include prior regulatory approval or prior notice for certain material transactions. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries, and they routinely report to other jurisdictions.

     We recently were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, restricted the ability of our insurance subsidiaries to pay any dividends to any non-insurance company parent without prior approval. The Texas Department of Insurance formally released the consent orders on November 19, 2003. We have agreed with the Department of Insurance for the State of Texas to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends to any non-insurance company parent, and periodic reporting of information concerning our financial performance and condition.

     Most states have also enacted legislation or adopted administrative regulations that affect the acquisition (or sale) of control of insurance companies. The nature and extent of such legislation and regulations vary from state to state. Generally, these regulations require an acquirer of control to file detailed information concerning such acquirer and the plan of acquisition, and to obtain administrative approval prior to the acquisition of control. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is rebuttably presumed to exist if a person or group of affiliated persons directly or indirectly owns or controls 10 percent or more of the voting securities of another person.

     On the basis of statutory statements filed with state regulators annually, the NAIC calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded. These inquiries have not led to any restrictions affecting our operations.

     In addition, the NAIC issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to:

     o    reserve requirements;

     o    Company action level risk-based capital ratio standards ("RBC");

     o    codification of insurance accounting principles;

     o    investment restrictions;

     o    restrictions on an insurance company's ability to pay dividends; and

     o    product illustrations.

     The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve ("AVR") and certain other adjustments) to its RBC:

     o if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position;

     o if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken;

     o if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and

     o if a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control.

     In addition, the Model Act provides for an annual trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

     o    between the current year and the prior year; and

     o    for the average of the last 3 years.

     It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     Refer to the section entitled "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our RBC ratios.

     The NAIC has adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills are proposed from time to time in the U.S. Congress which would provide for the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be treated as tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

     Our insurance subsidiaries are required under guaranty fund laws of most states in which we transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

     Most states mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated loss ratios over the entire period of coverage of not less than 60 percent. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required minimum loss ratios for both long-term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated loss ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. We believe that our insurance subsidiaries currently comply with all applicable mandated minimum loss ratios.

     NAIC model regulations, adopted in substantially all states, created 10 standard Medicare supplement plans (Plans A through J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. Our insurance subsidiaries currently offer nine of the model plans. We have declined to offer Plan J, due in part to its high benefit levels and, consequently, high costs to the consumer.

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws and federal taxation, do affect the insurance business. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role.

     Numerous proposals to reform the current health care system (including Medicare) have been introduced in Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. Changes in health care policy could significantly affect our business. For example, Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Conseco's current products.

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals which could have the effect of increasing our loss ratios and adversely affecting our financial results. In particular, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

     The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act ("HIPAA") relating to standardized electronic transaction formats, code sets and the privacy of member health information. These regulations, and any corresponding state legislation, will affect our administration of health insurance.

     A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for similar demographic groups. State legislation has also been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers. Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review. We cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on our insurance businesses and operation.

     The asset management activities of 40|86 Advisors are subject to federal and state securities, fiduciary (including the Employee Retirement Income Security Act of 1974, as amended) and other laws and regulations. The Securities and Exchange Commission (the "SEC"), the National Association of Securities Dealers, state securities commissions and the Department of Labor are the principal regulators of our asset management operations.

     FEDERAL INCOME TAXATION

     The annuity and life insurance products marketed and issued by our insurance subsidiaries generally provide the policyholder with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until it is received by the policyholder. With other savings investments, the increase in value is generally taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions.

     Recently, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010, and increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will sunset at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. It is possible that further tax legislation will be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

     Our insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes, which reduces statutory earnings and surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries.

     At December 31, 2003, Conseco had net federal income tax loss carryforwards of $3.6 billion available (after taking into account the reduction in tax attributes due to the cancellation of indebtedness in bankruptcy and the loss resulting from the worthlessness of our investment in CFC, all of which is subject to various statutory restrictions) for use on future tax returns. These carryforwards will expire as follows: $11.2 million in 2004, $4.6 million in 2005; $.2 million in 2006; $5.8 million in 2007; $6.6 million in 2008; $10.5 million in 2009; $4.2 million in 2010; $2.5 million in 2011; $16.0 million in 2012; $43.4 million in 2013; $6.9 million in 2014; $60.4 million in 2016; $41.5 million in 2017; $3,399.5 million in 2018; $.7 million in 2019; $5.5 million in 2020; and $1.0 million in 2022.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards ("NOLs"). In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. In addition, the use of our NOLs is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. With respect to the deferred tax asset, we assess the need for a valuation allowance on a quarterly basis.

     A valuation allowance of $2.4 billion has been provided for the entire balance of net deferred income tax assets at December 31, 2003, as we believe the realization of such assets in future periods is uncertain. We reached this conclusion after considering the losses realized by the Company in recent years, the uncertainties related to the tax treatment for the worthlessness of our investment in CFC, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards.

     ITEM 2. PROPERTIES.

     Our headquarters and the administrative operations of our Conseco Insurance Group segment are located on a Company-owned 146-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The ten buildings on the campus contain approximately 854,500 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. Management believes that Conseco's offices are adequate for its current needs.

     Our Bankers Life segment is primarily administered from two facilities in Chicago. Bankers Life has 177,000 square feet in downtown Chicago, Illinois, leased under an agreement whereby 107,000 square feet are leased until 2018 and 70,000 square feet are leased until 2008. We also lease approximately 130,000 square feet of space in a second Chicago facility. This lease expires in October 2004, at which time the operations of this facility will be moved to a new location (with approximately 222,000 square feet) in downtown Chicago under a lease with a life of approximately 10 years. We own an office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for the direct marketing operation of our Bankers Life segment. We occupy approximately 60 percent of this space, with the remainder leased to tenants. We also lease 206 sales offices in various states totaling approximately 507,000 square feet. These leases are short-term in length, with remaining lease terms expiring between 2004 and 2009.

     ITEM 3. LEGAL PROCEEDINGS.

     Legal Proceedings

     We are involved on an ongoing basis in lawsuits (including purported class actions) relating to our operations, including with respect to sales practices, and we and current and former officers and former directors are defendants in a pending class action lawsuit asserting claims under the securities laws. The ultimate outcome of these lawsuits cannot be predicted with certainty and we have estimated the potential exposure for each of the matters and have recorded a liability if a loss is deemed probable.

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuits were stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. We expect to be filing a motion to dismiss in March 2004. Our liability with respect to these lawsuits was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC, related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell
E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310 MF 1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1482 LJM-WTL (Southern District, Indiana); Conseco Services v. Adams, et al, Case No. 29DO2- 0312-CC-1035(Circuit Court, Hamilton County, Indiana); Conseco v. Adams, et al, Case

No. 03A 04545, (Bankr. Northern District, Illinois) Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Superior Court, Hamilton County, Indiana); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-356 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana) and Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana). The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We are required to use the balance of any net proceeds recovered in connection with these lawsuits to pay down our Senior Credit Facility. Any remaining proceeds will be used to contribute capital to our insurance subsidiaries. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services, LLC and certain of our current and former officers (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. It is expected that the plaintiffs will be amending their complaint in March or April of 2004. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana.)) We believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against our Predecessor, Conseco Services, LLC and two former officers in the Circuit Court of Boone County, Indiana (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our Predecessor's common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services, LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life has filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company, was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico (Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817), alleging among other things fraud by non-disclosure of additional charges for those policyholders paying via premium modes other than annual. We retained liability for this litigation in connection with the sale of Manhattan National Life in June 2002. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado (Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465), alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policy holders paying via premium modes other than annual. On July 14 and 15, 2003 the plaintiff's motion for class certification was heard and the Court took the matter under advisement. On November 10, 2003, the Court denied the motion for class certification. On January 26, 2004, the plaintiff appealed the trial court's ruling denying class certification. All further proceedings have been stayed pending the outcome of the appeal. The defendants believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     The Company's subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have recently been named in multiple purported class actions and individual lawsuits alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. This change was the adjustment of a non-guaranteed element, which was not in the applicable policy form. The specific lawsuits include:
David Barton v. Conseco Life Insurance Company, Case No. 04-20048-CIV-MORENO (Southern District, Florida); Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Donald King, as Trustee of the Irrevocable Trust of Arnold L. King v. Conseco Life Insurance Company, Case No. 1: 04CV0163 (Northern District, Ohio); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark F. Peters Insurance Services, Inc. Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case No. 04 CV 125 LAB (BLM) (Southern District, California); Alene
P. Mangelson, as Trustee for the Ned L. Mangelson Life Insurance Trust, Marie M. Berg and Michelle M. Wilcox on behalf of themselves and all others similarly situated v. Conseco Life Insurance Company, Case No. 29D02-0312-PL-1034 (Superior Court, Hamilton County, Indiana); Edward M. Medvene, an Individual, and Sherwin Samuels and Miles Rubin, as Trustees of the Edward Medvene 2984 Insurance Trust v. Conseco Life Insurance Company, Case No. CV04-846-AHM (MCX) (Central District, California). We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On February 7, 2003, the Company's subsidiary, Conseco Life Insurance Company, was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas. On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services, LLC as an additional defendant (Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company, Conseco Services, LLC, and Pete Ramirez, III, Cause No. 2003-CCL-102-C). The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleges, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' motion to remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. In November 2003, Conseco Life again removed the Cascio matter to U.S. District Court. Conseco Life awaits the court's ruling on Plaintiff's motion to remand in the Allen matter. In Bailey the parties have agreed to stay in Federal court and the plaintiffs amended their complaint on January 15, 2004 to allege purported nationwide class action allegations regarding alleged wrongful collection of charges under the policy. On January 30, 2004 we filed a motion to dismiss or in alternative, motion for summary judgment. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

     Other Proceedings

     On September 18, 2003, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of Indiana in connection with a Department of Justice investigation requiring production of documents relating to the valuation of interest-only securities held by CFC, our Predecessor's former finance subsidiary, contemporaneous earnings estimates for the Predecessor, certain personnel records and other accounting and financial disclosure records for the period June 1, 1998 to June 30, 2000. The Company has subsequently received follow-up grand jury document subpoenas concerning other matters. All of these follow-up requests have been limited to the time period prior to the December 17, 2002 bankruptcy filing. The Company has been advised by the Department of Justice that neither it nor any of its current directors or employees are subjects or targets of this investigation. The Company is cooperating fully with the Department of Justice investigation.

     On March 10, 2004, we entered into a settlement with the SEC in connection with the SEC's investigation of events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in our Predecessor's writedown and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which we settled in the second quarter of 2003. Without admitting or denying the SEC's findings, we consented to the entry of a cease-and-desist order requiring future compliance with periodic reporting, record keeping, internal control and other provisions of the securities laws. The settlement did not impose any fine or monetary penalty, or require us to restate any of our historical financial statements.

     On October 29, 2003, the New York Attorney General served Conseco Life Insurance Company of Texas ("Conseco Life") with a document subpoena concerning customer transfers between mutual fund subaccounts offered by CVIC, a former wholly-owned subsidiary of Conseco Life, that occurred prior to the sale of CVIC to an unrelated third party in October 2002. The SEC served the Company with a similar subpoena shortly after we received the Attorney General's subpoena. Certain of our employees have also received subpoenas regarding duties they previously performed in respect of annuity sales by CVIC. The purchase agreement pursuant to which CVIC was sold contains indemnification provisions with respect to certain liabilities relating to Conseco Life's period of ownership, including provisions concerning certain business activities (including marketing activities) of CVIC. Conseco Life and the Company have cooperated with the Attorney General and the SEC in producing documents responsive to their subpoenas. In January 2004, the Company received telephonic notification of a potential enforcement action by the Attorney General and a Wells notification from the SEC regarding alleged market timing on the part of holders of variable annuity policies issued by CVIC. The Company and its affiliates have not issued any variable annuity policies since the sale of CVIC. The Company and Conseco Life believe, based on the information obtained and supplied to the investigators to date, that CVIC violated no federal or state law prior to the October 2002 sale. The investigations are in a preliminary stage and their outcome cannot be predicted with certainty. The Company and Conseco Life are cooperating fully with the Attorney General and the SEC in these investigations.

     The deadline to file administrative claims in the bankruptcy proceeding was October 9, 2003. The Plan provides that all such claims must be paid in full, in cash. We are reviewing all timely filed administrative claims and may resolve disputes regarding allowance of such claims in the Bankruptcy Court. The amount of known disputed administrative claims as of March 1, 2004, was approximately $2.0 million.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION

     The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange during the period after our emergence from bankruptcy. There have been no dividends paid or declared on our common stock during this period.

Period                                                             Market price
                                                                ------------------
                                                                High           Low
                                                                ----           ---
2003:
    September 11-30, 2003...................................  $22.50          $17.70
    Fourth Quarter..........................................   22.18           18.05

     As of February 23, 2004, there were approximately 66,700 holders of the outstanding shares of common stock, including individual participants in securities position listings.

     DIVIDENDS

     The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future, and is currently prohibited from doing so pursuant to its $1.3 billion credit agreement.

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.


                                                                                              Predecessor
                                                                    -----------------------------------------------------
                                                      Successor
                                                      ----------
                                                   As of or for the As of or for the
                                                      four months    eight months
                                                         ended           ended
                                                     December 31,   August 31,               Years ended December 31,
                                                                                   --------------------------------------
                                                         2003            2003       2002       2001       2000       1999
                                                         ----            ----       ----       ----       ----       ----
(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA(a)
Insurance policy income..............................   $1,005.8      $2,204.3    $3,602.3   $3,992.7  $ 4,170.7   $3,990.4
Net investment income................................      474.6         969.0     1,334.3    1,550.0    1,578.1    2,287.7
Net realized investment gains (losses) ..............       11.8          (5.4)     (556.3)    (340.0)    (304.8)      80.0
Total revenues.......................................    1,505.5       3,202.2     4,450.4    5,492.0    5,581.4    6,315.3
Interest expense on corporate notes payable and
  investment borrowings (contractual interest:
  $268.5 for the eight months ended August 31,
  2003; and $345.3 for 2002).........................       36.8         202.5       341.9      400.0      454.3      300.2
Total benefits and expenses..........................    1,356.0       1,030.0     6,082.6    5,735.4    6,358.9    5,301.2
Income (loss) before income taxes, minority
  interest, discontinued operations and cumulative
  effect of accounting change........................      149.5       2,172.2    (1,632.2)    (243.4)    (777.5)   1,014.1
Cumulative effect of accounting change, net of
  income tax.........................................        -             -      (2,949.2)       -        (55.3)       -
Net income (loss)....................................       96.3       2,201.7    (7,835.7)    (405.9)  (1,191.2)     595.0
Preferred stock dividends ...........................       27.8           -           2.1       12.8       11.0        1.5
Net income (loss) applicable to common stock.........       68.5       2,201.7    (7,837.8)    (418.7)  (1,202.2)     593.5

PER SHARE DATA
Net income, basic....................................       $.68
Net income, diluted..................................        .67
Book value per common share outstanding..............     $19.28
Weighted average shares outstanding for basic
  earnings...........................................      100.1
Weighted average shares outstanding for diluted
  earnings...........................................      143.5
Shares outstanding at period-end.....................      100.1

BALANCE SHEET DATA - AT PERIOD END
Total investments....................................  $22,796.7     $22,018.3   $21,783.7  $25,067.1  $25,017.6  $26,431.6
Goodwill  ...........................................      952.2          99.4       100.0    3,695.4    3,800.8    3,927.8
Total assets.........................................   29,920.1      28,318.1    46,509.0   61,432.2   58,589.2   52,185.9
Corporate notes payable and commercial paper ........    1,300.0           -           -      4,085.0    5,055.0    4,624.2
Liabilities subject to compromise....................        -         6,951.4     4,873.3        -          -          -
Total liabilities....................................   27,102.5      30,519.5    46,637.9   54,764.7   51,810.9   43,990.6
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts.......        -             -       1,921.5    1,914.5    2,403.9    2,639.1
Shareholders' equity (deficit).......................    2,817.6      (2,201.4)   (2,050.4)   4,753.0    4,374.4    5,556.2

STATUTORY DATA(b)
Statutory capital and surplus........................   $1,514.1                 $ 1,064.4  $ 1,649.8  $ 1,881.8  $ 2,170.5
Asset valuation reserve ("AVR")......................       40.9                      11.6      105.1      266.8      362.8
Total statutory capital and surplus and AVR..........    1,555.0                   1,076.0    1,754.9    2,148.6    2,533.3

-------------
(a) Our financial condition and results of operations have been significantly affected during the periods presented by the discontinued finance operations. Please refer to the section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations entitled "Financial Condition and Results of Operations of CFC - Discontinued Finance Operations" for additional information.

(b) We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities and have prepared the statutory data in accordance with statutory accounting principles, which vary in certain respects from GAAP.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 2003, and the consolidated results of operations for: (i) the four months ended December 31, 2003; (ii) the eight months ended August 31, 2003; and (iii) the years ended December 31, 2002 and 2001 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of this Item 7 provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o the potential adverse impact of our Predecessor's Chapter 11 petition on our business operations, and relationships with our customers, employees, regulators, distributors and agents;

     o our ability to operate our business under the restrictions imposed by our senior bank credit facility or future credit facilities;

     o our ability to improve the financial strength ratings of our insurance company subsidiaries and the impact of recent rating downgrades on our business;

     o our ability to obtain adequate and timely rate increases on our supplemental health products including our long-term care business;

     o general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) our ability to sell products and access capital on acceptable terms, the market value of our investments, and the lapse rate and profitability of policies;

     o our ability to achieve anticipated synergies and levels of operational efficiencies;

     o customer response to new products, distribution channels and marketing initiatives;

     o mortality, morbidity, usage of health care services, persistency and other factors which may affect the profitability of our insurance products;

     o    performance of our investments;

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products;

     o    increasing competition in the sale of insurance and annuities;

     o regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, including the payment of dividends to us, regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products;

     o the ultimate outcome of lawsuits filed against us and other legal and regulatory proceedings to which we are subject; and

     o the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

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

     OVERVIEW

     We are a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     We conduct our business operations through two primary operating segments, based primarily on method of product distribution, and a third segment comprised of businesses in run-off. Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through the following segments:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty and Colonial Penn. Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and fixed annuities to the senior market through approximately 4,000 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 IMOs that represent over 9,100 producing independent agents. This segment markets its products under the "Conseco" brand.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold through independent agents and major medical insurance.

     We also have a corporate segment, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     We have restated all historical periods presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect our new segments.

     We emerged from bankruptcy protection under our Plan, which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003, and became effective on September 10, 2003. Upon the confirmation of the Plan, we implemented fresh start accounting in accordance with SOP 90-7. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003. The activity of the Company for the period September 1, 2003 through September 10, 2003 is therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations. We believe the net income impact of the use of the convenience date is immaterial.

     In accordance with SOP 90-7, we restated all of our assets and liabilities to their current estimated value, reestablished shareholders' equity at the reorganization value determined in connection with our Plan and recorded the portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets as goodwill. As a result, our financial statements for periods following August 31, 2003, are not comparable with those prepared before that date.

     For the four months ended December 31, 2003 (the period after our emergence from bankruptcy), net income after dividends on our convertible exchangeable preferred stock totaled $68.5 million, or 67 cents per diluted share. Results for the four month period included net after-tax gains of $3.4 million from realized investment gains and venture capital losses.

     Despite low ratings and our decisions to discontinue or curtail sales in certain products in order to conserve capital coming out of bankruptcy, collected premiums in our core products have been relatively stable in the post bankruptcy period.

     The past year was a year of transition for us. We continue to focus on the factors that we believe are most important to achieving our number one business objective - improved ratings for our insurance subsidiaries:

     o Combined statutory earnings (loss) (a non-GAAP measure) totaled $286.1 million and $(465.0) million in 2003 and 2002, respectively. Included in such earnings (loss) are net realized capital gains (losses), net of income taxes, of $32.8 million and $(516.1) million in 2003 and 2002, respectively. The 2003 statutory results included several positive income items resulting from the sale of the GM Building in the third quarter, as well as expense reductions and other operating improvements.

     o Combined statutory capital and surplus (a non-GAAP measure) at December 31, 2003, was $1.5 billion, up from $1.1 billion at year-end 2002.

     o Combined RBC ratio (a non-GAAP measure) was 287 percent at December 31, 2003, up from 166 percent at year-end 2002.

     Our other major goals for 2004 are to reduce our capital cost, strengthen our balance sheet and improve our execution on the basics of our business by:

     o Further reducing operating expenses and improving the efficiency of our operations across all business functions.

     o Continuing our focus on the acquired blocks of long-term care business in the Other Business in Run-off segment.

     o Consolidating and streamlining our back-office systems to reduce complexity, lower our costs and improve customer service.

     o Expanding our career agent segment (Bankers Life) into new geographic markets.

     CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.

     We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. We continually evaluate the information used to make these estimates as our business and the economic environment change. The use of estimates is pervasive throughout our financial statements. The accounting policies and estimates we consider most critical are summarized below. Additional information on our accounting policies is included in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies".

     Critical Accounting Policies Related to our Continuing Business

     Investments

     At December 31, 2003, the carrying value of our investment portfolio was $22.8 billion. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on structured securities in determining estimated yields on such securities. Adjustments to yields as a result of actual prepayments being different than anticipated are recognized as investment income (loss).

     When we sell a security (other than trading securities or venture capital investments), we report the difference between the sale proceeds and the amortized cost (determined based on specific identification) as a realized investment gain or loss.

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. During the four months ended December 31, 2003, we recorded $9.6 million of writedowns of fixed maturities, equity securities and other invested assets as a result of conditions that caused us to conclude a decline in the fair value of the investments was other than temporary. During the eight months ended August 31, 2003, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $51.3 million.

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

     Our evaluation of investments for impairment requires significant judgments to be made, including: (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. Our periodic assessment of whether unrealized losses are "other than temporary" also requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment grade and our security analyst's view of the investment's rating and whether the investment has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying asset and enterprise values of the issuer. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of a realized investment loss at that time. At December 31, 2003, our net accumulated other comprehensive income included gross unrealized losses on investments of $34.5 million; we consider all such declines in estimated fair value to be temporary.

     Estimated fair values for our investments are determined based on estimates from nationally recognized pricing services, broker-dealer market makers and internally developed methods. Our internally developed methods require us to make judgments about the security's credit quality, liquidity and market spread.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below-investment grade securities than with other corporate debt securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. We attempt to reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     During the four months ended December 31, 2003, we sold $604.9 million of fixed maturity investments which resulted in gross realized investment losses (before income taxes) of $7.3 million. During the first eight months of 2003, we sold $2.7 billion of fixed maturity investments which resulted in gross realized investment losses (before income taxes) of $62.4 million. Securities sold at a loss are sold for a number of reasons including but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

     We seek to manage the relationship between the estimated duration of our invested assets and the expected duration of our insurance liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A mismatch of the durations of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position. See "-- Quantitative and Qualitative Disclosures About Market Risks" for additional discussion of the duration of our invested assets and insurance liabilities.

     For more information on our investment portfolio and our critical accounting policies related to investments, see the note to our consolidated financial statements entitled "Investments".

     Value of Policies Inforce at the Effective Date and Cost of Policies
Produced

     In conjunction with the implementation of fresh start accounting, we eliminated the historical balances of our Predecessor's cost of policies purchased and cost of policies produced as of the Effective Date and replaced them with the value of policies inforce.

     The cost assigned to the right to receive future cash flows from contracts existing at August 31, 2003 is referred to as the value of policies inforce. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described below. We expect to amortize approximately 10 percent of the December 31, 2003 balance of value of policies inforce in 2004, 10 percent in 2005, 9 percent in 2006, 8 percent in 2007 and 8 percent in 2008.

     The cost of policies produced are those costs that vary with, and are primarily related to, producing new insurance business. These amounts are amortized using the interest rate credited to the underlying policy: (i) in relation to the estimated gross profits for investment and universal life-type products; or (ii) in relation to future anticipated premium revenue for other products. The amortization for investment and universal life-type products is adjusted retrospectively when estimates of current or future gross profits and margins to be realized from a group of products and contracts are revised.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity.

     At December 31, 2003, the combined balance of the value of policies inforce and cost of policies produced was $3.1 billion. The recovery of these costs is dependent on the future profitability of the related business.

     Each year, we evaluate the recoverability of the unamortized balance of the value of policies inforce and the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

     The assumptions we use to amortize and evaluate the recoverability of the value of policies inforce and the cost of policies produced involve significant judgment. A revision to these assumptions could have a significant adverse effect on our results of operations and financial position.

     Goodwill

     Upon our emergence from bankruptcy, we revalued our assets and liabilities to current estimated fair value and established our capital accounts at the reorganization value determined in connection with the Plan. We recorded the $1,141.6 million of the reorganization value which could not be attributed to specific tangible or identified intangible assets as goodwill. Under current accounting rules (which became effective January 1, 2002) goodwill is not amortized but is subject to an annual impairment test (or more frequently if there is an indication that an impairment may exist). We obtained an independent appraisal of our business in connection with the preparation of the Plan which indicated no impairment of our goodwill existed. However, we cannot assure you that we will not have to recognize impairment charges in the future.

     Although the goodwill balance will not be subject to amortization, it will be reduced by future use of our net deferred income tax assets (including the deferred tax assets associated with tax operating loss carryforwards) existing at August 31, 2003 (which balance was reduced by $189.4 million in the four months ended December 31, 2003). A valuation allowance has been provided for the remaining balance of such net deferred income tax assets due to the uncertainties regarding their realization. See "-- Income Taxes" below for further discussion.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. In addition, the use of our net operating loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. With respect to the deferred income tax assets, we assess the need for a valuation allowance on a quarterly basis.

     At the time of our emergence from bankruptcy, we established a valuation allowance for the entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. As of December 31, 2003, we continue to believe that the realization of our net deferred income tax asset is uncertain and continue to maintain a valuation allowance for the entire balance of net deferred income tax assets. We reached this conclusion after considering the losses realized by the Company in recent years, the uncertainties related to the tax treatment for the worthlessness of our investment in CFC (which is more fully discussed below), and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards.

     As of December 31, 2003, we had approximately $3.6 billion of net operating loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of our Predecessor's investment in CFC discussed below), which expire as follows: $11.2 million in 2004; $4.6 million in 2005; $.2 million in 2006; $5.8 million in 2007; $6.6 million in 2008; $10.5 million in 2009; $4.2 million in 2010; $2.5 million in 2011; $16.0 million in 2012; $43.4 million in 2013; $6.9 million in 2014; $60.4 million in 2016; $41.5 million in 2017;
$3,399.5 million in 2018; $.7 million in 2019; $5.5 million in 2020; and $1.0 million in 2022. The timing and manner in which we will utilize the net operating loss carryforwards in any year or in total may be limited by various provisions of the Code (and interpretation thereof) and our ability to generate sufficient future taxable income in the relevant carryforward period.

     The Code provides that any income realized as a result of the cancellation of indebtedness (cancellation of debt income or "CODI") in bankruptcy will reduce certain tax attributes, including net operating loss carryforwards. We realized an estimated $2.5 billion of CODI when we emerged from bankruptcy. Accordingly, our net operating loss carryforwards were reduced by $2.5 billion.

     The following paragraphs summarize some of the various limitations and contingencies which exist with respect to the future utilization of the net operating loss carryforwards.

     We realized an estimated $5.4 billion tax loss in 2003 as a result of our investment in CFC. In consultation with our tax advisors and based on relevant provisions of the Code, we intend to treat this loss as an ordinary loss, thereby increasing our net operating loss carryforward. We have requested a pre-filing examination by the IRS to confirm that this loss should be treated as an ordinary loss. If the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss would be treated as a capital loss, which would only be available to reduce future capital gains for the next 5 years. The procedures related to the pre-filing examination are in process, but are not expected to be completed before August 2004.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss. There is no limitation with respect to the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position and, as a result, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to the limitation described in the first sentence of this paragraph.

     The timing and manner in which we will be able to utilize some or all of our net operating loss carryforward may be limited by Section 382 of the Code.
Section 382 imposes limitations on a corporation's ability to use its net operating losses if the company undergoes an ownership change. Because we underwent an ownership change pursuant to our reorganization, we have determined that this limitation applies to us. In order to determine the amount of this limitation we must determine how much of our net operating loss carryforward relates to the period prior to our emergence from bankruptcy (which amount will be subject to the Section 382 limitation) and how much relates to the period after emergence (which amount will not be subject to the Section 382 limitation). Pursuant to the Code, we may: (i) allocate the current year tax loss on a pro rata basis to determine earnings (loss) post- and pre-emergence; or (ii) specifically identify transactions in each period and record them in the period in which they actually occurred. We intend to elect the latter, which we believe will result in a substantial portion of the loss related to CFC being treated as post-emergence and therefore not subject to the Section 382 limitation. Any losses that are subject to the Section 382 limitation will only be utilized by us up to approximately $140 million per year, with any unused amounts carried forward to the following year.

     The reduction of any portion of our deferred income tax valuation allowance (including the deferred tax assets associated with net operating loss carryforwards) existing as of August 31, 2003, will be accounted for as a reduction of goodwill when eliminated pursuant to SOP 90-7. If all goodwill is eliminated, any additional reduction of the valuation allowance existing at August 31, 2003 will be accounted for as a reduction of other intangible assets until exhausted and thereafter as an addition to paid-in-capital. Goodwill was reduced by $189.4 million during the four months ended December 31, 2003 due to a reduction in the valuation allowance for net deferred income tax assets established at the Effective Date.

     Liabilities for Insurance Products

     At December 31, 2003, the total balance of our liabilities for insurance and asset accumulation products was $24.8 billion. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. For our supplemental health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

     Liabilities for insurance products are calculated using management's best judgments of mortality, morbidity, lapse rates, investment experience and expense levels that are based on our past experience and standard actuarial tables.

     In accordance with SOP 90-7, the Successor established insurance liabilities and an asset for the value of policies inforce at the Effective Date using current assumptions. Adjustments to the Predecessor's liabilities for insurance and asset accumulation products as of August 31, 2003 are summarized below (dollars in millions):

                                                                          Predecessor      Fresh start         Successor
                                                                         balance sheet     adjustments       balance sheet
                                                                         -------------     -----------       -------------
Liabilities for insurance and asset accumulation products: Traditional and limited payment products:
       Traditional life insurance products...............................   $ 1,885.3         $  320.3        $ 2,205.6
       Limited pay annuities.............................................       880.0            140.0          1,020.0
       Individual accident and health ...................................     5,245.8          1,887.9          7,133.7
       Group life and health.............................................       692.0            136.7            828.7
       Unearned premiums.................................................         3.3              -                3.3
                                                                            ---------         --------        ---------

          Total liabilities for traditional and limited payment products.     8,706.4          2,484.9         11,191.3
                                                                            ---------         --------        ---------

    Interest-sensitive products:
       Investment contracts .............................................     8,489.8            132.9          8,622.7
       Universal life-type products .................................         3,994.6            (15.4)         3,979.2
                                                                            ---------         --------        ---------

          Total liabilities for interest-sensitive products..............    12,484.4            117.5         12,601.9
                                                                            ---------         --------        ---------

    Other liabilities for insurance and asset accumulation products:
       Separate accounts and investment trusts ..........................        87.7             -                87.7
       Claims payable and other policyholder funds ......................       897.1            (10.3)           886.8
                                                                            ---------         --------        ---------

          Total other liabilities for insurance and asset accumulation
              products...................................................       984.8            (10.3)           974.5
                                                                            ---------         --------        ---------

Total liabilities for insurance and asset accumulation products.........    $22,175.6         $2,592.1        $24,767.7
                                                                            =========         ========        =========


     The following provides explanations for the fresh-start adjustment to insurance liabilities related to our insurance inforce at the Effective Date.

     Traditional insurance and limited pay products

     In accordance with Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS 97"), the Predecessor used the original actuarial assumptions determined when traditional long-duration and limited payment insurance contracts were issued in determining liability calculations through the fresh start date, provided the resulting liabilities were adequate to provide for future benefits and expenses under the related contracts. This accounting principle is referred to as the "lock in" principle and is only applicable to traditional insurance and limited pay products. The use of assumptions that are locked in at the time of issue means that absent loss recognition, the same assumptions are used in accounting for a particular block of business unless the block is subject to purchase or fresh start accounting.

     At the Effective Date, the Successor established insurance liabilities at the present value of future benefits and expenses associated with the policies, by using current best-estimate assumptions with provisions for adverse deviation. Such assumptions include estimates as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses. The current best-estimate assumptions for these blocks of business differ from the original actuarial assumptions determined when the business was acquired or issued as further described in the following paragraphs.

     Due to the current interest rate environment and the requirement to mark the value of the investment portfolio to market, we changed our assumptions related to future investment earnings. The weighted average expected yield on our investment portfolio decreased to approximately 5.6 percent at the Effective Date from 6.7 percent at December 31, 2002. Approximately $.9 billion of the fresh-start increase to insurance liabilities is the result of changes in future expected investment earnings.

     The performance of our long-term care business (especially the acquired block originally sold through independent agents) has generally been unfavorable relative to the Predecessor's assumptions established when these blocks of business were acquired. For example, variance in actual versus estimated morbidity, lapses and expenses have been unfavorable to original assumptions. Approximately $1.4 billion of the increase to insurance liabilities is the result of changes in non-interest assumptions for our long-term care policies. Our assumption changes for long-term care business included: (i) changes in morbidity assumptions from estimates made when the business was acquired to recent Company experience; (ii) changes in mortality assumptions related to certain blocks of this business from the 1958 and 1980 Commissioners Standard Ordinary Mortality table to the 1983 Group Annuity Mortality table; and (iii) changes in ultimate lapse ratios from a range of approximately 3 percent to 5.5 percent prior to the adoption of fresh start accounting to a range of 2 percent to 3.5 percent.

     Interest-sensitive products subject to requirements of SFAS 97

     The insurance liability for asset accumulation products (such as deferred annuities and universal life products) is generally equal to current policyholder account balances. These balances generally do not change as a result of the adoption of fresh start accounting. The fresh-start adjustment to insurance liabilities for interest-sensitive products primarily results from:
(i) the adoption of SOP 03-01 as of the Effective Date; and (ii) certain Predecessor insurance liabilities that were different from the present value of estimated future benefits as of August 31, 2003.

     The adoption of SOP 03-01 as of the Effective Date required a change in methodology regarding persistency bonuses provided to policyholders who continue to keep their policies inforce for a stated period of time. The Predecessor recognized the cost of this benefit over the period prior to the time the benefit is credited in proportion to estimated gross profits and assumed a certain number of policies would terminate before the benefit was credited. Under SOP 03-01, the cost for such benefits is recognized ratably over the period prior to the time the benefit is credited without assuming policy terminations. Insurance liabilities increased by approximately $.1 billion as a result of the adoption of SOP 03-01.

     In addition, the insurance liabilities for certain Predecessor insurance liabilities were different than the present value of estimated future benefits as of the Effective Date.

     The Predecessor had previously established an insurance liability related to certain business, to recognize the future loss expected to be recognized for the former practice of reducing the cost of insurance charges to amounts below the level permitted under the provisions of the policy. The Predecessor amortized this liability into income in proportion to estimated gross profits on the business, consistent with SFAS 97 requirements for unearned revenues. The Predecessor had previously decided to discontinue the practice of providing this nonguaranteed benefit. Accordingly, the remaining insurance liability established for this benefit was no longer required at August 31, 2003, resulting in a $.1 billion reduction to reserves in conjunction with our adoption of fresh-start accounting.

     The liabilities established for our equity-indexed annuity products (including the value of options attributable to policyholders for the estimated life of the annuity contract and accounted for as embedded derivatives) are established pursuant to different accounting rules than other interest-sensitive products. At the Effective Date, the present value of estimated future benefits for our equity-indexed products exceeded the value of the Predecessor's liabilities by $.2 billion, resulting in a fresh-start adjustment.

     Liabilities for Loss Contingencies Related to Lawsuits and Our Guarantees of Bank Loans and Related Interest Loans

     We are involved on an ongoing basis in lawsuits relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in pending class action lawsuits asserting claims under the securities laws and in derivative lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a significant impact on our results of operations and financial position.

     In conjunction with the Plan, $481.3 million principal amount of bank loans made to certain former directors and certain current and former officers and key employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which total approximately $220 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the creditworthiness of the participants. At December 31, 2003, we have estimated that approximately $51.0 million of the

D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $23.1 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     RISK FACTORS

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of Conseco. Also see "Cautionary Statement Regarding Forward-Looking Statements" above.

     Our recent bankruptcy may continue to disrupt our operations and hamper our efforts to restore confidence in the "Conseco" brand, which may contribute to lower sales, increased agent attrition and policyholder lapses and redemptions.

     The announcement of our intention to seek a restructuring of our capital in August 2002 and our subsequent filing of bankruptcy petitions in December 2002 caused significant disruptions in our operations. We believe that adverse publicity in national and local media concerning our distressed financial condition and disputes with former members of our management caused sales of our insurance products to decline and policyholder lapses and redemptions to increase. For example, our total premium collections decreased 8.4 percent to $4,180.9 million for the year ended December 31, 2003, compared to 2002. In addition, withdrawals from annuities and other investment-type products exceeded deposits received by $615.4 million during the year ended December 31, 2003. In addition, we experienced increased agent attrition, which in some cases led us to increase agents' commissions or sales incentives in order to retain agents. For example, the number of producing agents selling products through the Conseco Insurance Group segment decreased by approximately 45 percent to 9,100 at December 31, 2003 compared to a year earlier. The number of career agents selling products through the Bankers Life segment remained at approximately 4,000 throughout 2003. We implemented agent sales incentive programs to retain the career agency force during periods of negative media coverage, decreased ratings and increased competitive activity from agents selling competitors' products. The total cost for the agent incentive programs during 2003 was $17 million. While we cannot quantify with specificity the portion of these adverse changes that were caused by our distressed financial condition and the associated negative publicity, we believe that these events contributed significantly to these trends. Although we believe that the successful completion of the bankruptcy and our continuing restructuring efforts will reverse these trends and will enable us to restore confidence in the "Conseco" brand among customers, agents, regulators and our other constituencies, we only recently emerged from bankruptcy and there have not yet been any significant improvements in these trends. It may take several quarters of operating results following our emergence to determine the extent of our operational and reputational recovery from these events.

     Legal proceedings that arose in the context of our bankruptcy may continue to disrupt our operations and hamper our efforts to restore confidence in the "Conseco" brand, which may negatively impact our financial results and liquidity.

     We continue to be involved in various legal proceedings that arose in the context of our restructuring. For example, since our August 2002 announcement that we would seek to restructure our capital, we and/or our Predecessor and several of our former, and in some instances current, officers and directors have been named as defendants in lawsuits, including class action lawsuits, alleging, among other things, securities fraud and breaches of fiduciary duty under ERISA. While the Company was discharged from pre-petition obligations, it still owes indemnity to certain officers and directors. Our ultimate financial exposure on this indemnity may be limited by the availability of insurance, but not all of the cases relating to periods prior to our bankruptcy are so limited and we cannot predict with certainty what our ultimate liability in such cases may be.

     We are also involved in, and have been subject to subpoena with respect to, federal and/or state investigations relating to the marketing of variable annuities by our Predecessor's former indirect subsidiary, Conseco Variable Insurance Company, and the accounting for certain interest-only securities by our Predecessor's finance subsidiary, which was sold in connection with our reorganization. We have also commenced litigation against certain of our former officers and directors in connection with our efforts to collect amounts outstanding under our Predecessor's director and officer loan programs.

     We believe that adverse publicity in national and local media concerning the above proceedings may hamper our efforts to restore confidence in the "Conseco" brand, and impose impediments to our customers' willingness to continue to buy our products and our ability to attract new customers. Similarly, the adverse publicity concerning these proceedings may make it more difficult for us to attract and retain agents and independent marketing organizations to market our products. While we believe that these events have affected, and may continue to affect, our customers' and agents' willingness to do business with us, we cannot quantify the extent of these effects with specificity. See "Item 3. Legal Proceedings".

     A failure to improve and maintain the financial strength ratings of our insurance subsidiaries could cause us to experience lower sales, increased agent attrition and increased policyholder lapses and redemptions.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products view ratings as an important factor in determining which insurer's products to market or purchase. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The current financial strength ratings of our insurance subsidiaries from A.M. Best, S&P and Moody's are "B (Fair)", "BB-" and "Ba3", respectively, except that the current financial strength ratings of Conseco Senior Health Insurance Company from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. A "B" rating from A.M. Best is the seventh highest of 16 possible ratings. A "BB-" rating from S&P is the thirteenth highest of 21 possible ratings, and a "CCC" rating from S&P is the eighteenth highest of 21 possible ratings. A "Ba3" rating from Moody's is the thirteenth highest of 21 possible ratings, and a "Caal" rating from Moody's is the seventeenth highest of 21 possible ratings. Most of our competitors have higher financial strength ratings and we believe it is critical for us to improve our ratings to be competitive. The lower ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2002 and 2003. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives in an effort to retain them. These events have had a negative effect on our ability to market our products and attract and retain agents, which in turn has negatively affected our financial results.

     Our Plan contemplated that our insurance subsidiaries would achieve an "A" category rating from A.M. Best approximately by the end of 2004. In order to achieve this rating, we believe that we will have to demonstrate to the rating agencies a sustained improvement in our financial results, a lower debt to total capital ratio, and improved risk-based capital ratios of our insurance subsidiaries. If we fail to achieve and maintain an "A" category rating from A.M. Best, sales of our insurance products could fall further, we may face further defections among our independent and career sales force, and existing policyholders may redeem or allow their policies to lapse, adversely affecting our financial results. If we experience a ratings downgrade from our current ratings, our product sales would likely decline significantly, we would likely experience substantial defections among our independent and career sales force, and our existing policyholders would likely redeem or allow their policies to lapse at higher rates. In addition, events that may cause the ratings agencies to downgrade our financial strength ratings may also cause us to be in breach of covenants under our senior credit facility, which would entitle our lenders to accelerate these borrowings. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we cannot assure you that we would have such liquidity in the future or that we would be able to borrow money from other lenders to enable us to refinance these loans. If that is not possible, we may be forced to seek bankruptcy protection again.

     Our senior credit facility may restrict our ability to engage in activities that may be beneficial to our future growth and profitability.

     We continue to have significant indebtedness after our emergence from bankruptcy. The following chart contains the aggregate amount of our debt payment obligations, including estimated interest, for each of the next five years (dollars in millions):

                                                                                                       5 Year
                                               2004       2005       2006       2007        2008        total
                                               ----       ----       ----       ----        ----        -----
       Scheduled principal payments......    $ 53.0       $ 53.0    $103.0      $153.0      $153.0     $515.0
       Projected interest payments.......     107.2        101.3      97.1        88.1        76.2      469.9
                                             ------       ------   -------     -------     -------     ------

       Total debt service................    $160.2       $154.3    $200.1      $241.1      $229.2     $984.9
                                             ======       ======    ======      ======      ======     ======

     As of December 31, 2003 our debt to total capital ratio was 32 percent. This ratio is higher than the ratio of most of our competitors. In order to raise our financial strength ratings, we will need to improve this ratio by lowering our indebtedness, increasing our equity capital or through a combination of both.

     S&P and Moody's have assigned ratings on our senior secured debt of "B-
(Weak)" and "Caa1 (Very Poor)", respectively. In S&P's view, an obligation rated "B-" is more vulnerable to nonpayment, but the obligor currently has the capacity to meet its commitment on the obligation. S&P has a total of 22 separate categories in which to rate senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)". A "B-" rating is the seventeenth highest rating. In Moody's view, an obligation rated "Caa" is of poor standing and may be in default, or there may be present elements of danger with respect to principal or interest. Moody's has a total of 21 separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)". A "Caa" rating is the seventeenth highest rating. Our current senior debt ratings may restrict our access to capital, and therefore our ability to refinance our outstanding debt.

     We intend to consider from time to time various strategic alternatives to enhance shareholder value, including but not limited to acquisitions, dispositions, business combinations, joint ventures and strategic alliances. Our ability to enter into these types of transactions is generally limited by the terms of our senior credit facility, even if we believe that a specific transaction would contribute to our future growth and profitability. If we do enter into a strategic transaction, that transaction may cause our indebtedness to increase, may not result in the benefits we anticipate or may cause us to incur greater costs or suffer greater disruptions in our business than we anticipate, and could therefore negatively impact our business and operating results.

     If we fail to meet or maintain various covenants and financial ratios under our senior credit facility, our lenders are entitled to accelerate the repayment of these loans; if the loans are accelerated and we do not have sufficient liquidity to repay them, we may be forced to seek bankruptcy protection again.

     Our senior credit facility imposes a number of covenants and financial ratios that we must meet or maintain. For example, we must:

     o have earnings before interest, taxes, depreciation and amortization of greater than or equal to $490 million for the two quarters ended March 31, 2004, and increasing over time to $1,296.0 million for the four quarters ending March 31, 2010 (such amount was approximately $290 million for the one quarter period ended December 31, 2003);

     o have a debt to total capitalization (excluding unrealized gains (losses)) ratio of .356 to 1.0 or less at December 31, 2003 with such ratio decreasing over time to .20 to 1.0 at June 30, 2008 and remaining level thereafter. At December 31, 2003, such ratio was .334 to 1.0;

     o have an interest coverage ratio of greater than 1.0 to 1.0 for the quarter ending December 31, 2003 and increasing over time to 4.50 to
          1.0 for the four quarters ending December 31, 2009 and remaining level thereafter. Such ratio was greater than 1.25 to 1.0 for the quarter ending December 31, 2003.

     Although we believe we are on track to meet and/or maintain these covenants and financial ratios, our ability to do so may be affected by events outside of our control. If we default under these requirements, the lenders could declare all outstanding borrowings immediately due and payable, the aggregate amount of which is $1.3 billion as of December 31, 2003. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we cannot assure you that we would have such liquidity in the future or that we would be able to borrow money from other lenders to enable us to refinance these loans. Accordingly, if we default under these requirements and the loans are accelerated, we may be forced to seek bankruptcy protection again.

     Our ability to meet our obligations may be constrained by our subsidiaries ability to distribute cash to us.

     Conseco and CDOC, Inc. ("CDOC"), our wholly owned subsidiary and a guarantor under the senior credit facility, are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of Conseco or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to Conseco and CDOC, which, in turn, would limit the ability of Conseco and CDOC to meet debt service requirements and satisfy other financial obligations, including payment of any cash dividends with respect to our preferred stock.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of, or in a few states, the lesser of:

     o statutory net gain from operations or statutory net income for the prior year; or

     o 10 percent of statutory capital and surplus as of the end of the preceding year.

     Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries would have been able to pay to us in each of the last two fiscal years without obtaining specific approval from state insurance regulators, assuming that the Texas consent order released in November 2003 had not been in effect (dollars in millions):

                                                                              2003              2002
                                                                              ----              ----
       Dividends..........................................................   $340.6            $230.8
       Surplus debenture interest.........................................     52.1              56.0
                                                                            -------           -------

           Total that was available to be paid............................   $392.7            $286.8
                                                                             ======            ======

     The results of operations of our insurance business will decline if our premium rates are not adequate or if we are unable to obtain regulatory approval to increase rates.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, maintenance costs to administer the policies and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors, but we cannot predict with certainty what the actual claims on our products will be. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected.

     Most of our supplemental health policies allow us to increase premium rates when warranted by our actual claim experience. Such rate increases must be approved by the applicable state insurance departments, and we are required to submit actuarial claims data to support the need for the rate increases. The re-rate application and approval process on supplemental health products is a normal recurring part of our business operations and reasonable rate increases are typically approved by the state departments provided that they are supported by actual claim experience and are not unusually large in either dollar amount or percentage increase. For policy types on which rate increases are a normal recurring event, our estimates of insurance liabilities assume we will be able to raise rates if the blocks warrant such increases in the future.

     The loss ratios for our long-term care products included in the Other Business in Run-off segment have increased in recent periods and exceeded 103 percent during the four months ended December 31, 2003. We will have to raise rates or take other actions with respect to some of these policies or this business will continue to be unprofitable and our financial results will be adversely affected. During 2002 and 2003, we filed for and received approval on rate increases totaling $44 million and $37 million, respectively, relating to this long-term care business that had approximately $400 million of collected premium.

     We review the adequacy of our premium rates regularly and file proposed rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. Moreover, in some instances our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. In that situation we cannot exit the business without regulatory approval, which may require that we continue to service certain products at a loss for an extended period of time. For example, most of our long-term care business is guaranteed renewable, meaning we cannot terminate these policies without regulatory approval. Therefore, without approval of necessary rate increases, we may have no other option but to operate this business at a loss for an extended period of time.

     If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in significantly higher claim costs as a percentage of premiums if healthier policyholders who can get coverage elsewhere allow their policies to lapse, while policies related to less healthy policyholders continue in force. This would reduce our premium income and profitability in future periods. Increased lapse rates also could require us to expense all or a portion of the value of policies inforce and/or the cost of policies produced relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

     On home health care policies issued in certain areas of Florida and other states, payments for the benefit of policyholders have exceeded the premiums we receive by a significant amount. We are currently aggressively seeking rate increases and pursuing other actions on many of these long-term care policies. Some states have regulatory provisions that may allow non-renewal of guaranteed renewable policies in cases of extreme financial distress of the insurer. To date, we have not received any regulatory relief under any of these provisions relating to its troubled long-term care business.

     The limited historical claims experience on our long-term care products could negatively impact our operations if our estimates prove wrong and we have not adequately set premium rates.

     In setting premium rates, we consider historical claims information and other factors, but we cannot predict with certainty what the actual claims on our products will be. This is particularly true in the context of setting premium rates on our long-term care insurance products, for which we have relatively limited historical claims experience. Long-term care products tend to have lower frequency of claims than other health products such as Medicare supplement or specified disease, but when claims are incurred on long-term care policies they tend to be much higher in dollar amount. Also, long-term care products have a much longer tail, meaning that claims are incurred much later in the life of the policy, than other supplemental health products. As a result of these product traits, longer historical experience is necessary in order to price products appropriately.

     Our Bankers Life segment has offered long-term care insurance since 1985. Bankers Life's experience on its long-term care blocks has generally been within its pricing expectations. Our acquired blocks of long-term care insurance included in the Other Business in Run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of the business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have requested and received approval for numerous premium rate increases in recent years on these blocks. Even with the various rate increases, these blocks experienced loss ratios of 103 percent in the four months ended December 31, 2003, 170 percent in the eight months ended August 31, 2003, 139 percent in 2002 and 96 percent in 2001. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on assumptions made by our actuaries. For life insurance business, our limit of risk retention for each policy is generally $.8 million or less; amounts above $.8 million are ceded to reinsurers. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, as well as a reserve for the present value of amounts on claims not yet due. For our long-term care insurance business, we establish reserves based on the same assumptions and estimates of factors that we consider when we set premium rates. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have recently incurred significant losses which have exceeded our expectations as a result of actual claim costs and persistency of our long-term care business included in the Other Business in Run-off segment. For example, we increased claim reserves by $130 million during 2002 and $85 million during the eight months ended August 31, 2003 as a result of adverse developments and changes in our estimates of ultimate claims for these products. Our financial performance depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities and it could result in a default under our senior credit facility.

     Recently enacted and pending or future legislation could adversely affect the financial performance of our insurance operations.

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals, which could have the effect of increasing our loss ratios and have an adverse effect on our financial results. In particular, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products or maintain our blocks in force.

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

     We sell deferred annuities and certain life insurance products which we believe are attractive to purchasers, in part, because policyholders generally are not subject to United States Federal income taxes on increases in policy values until some form of distribution is made. Recently, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010, and increased contributions which may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will expire at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products since the benefit of tax deferral is not as great if tax rates are lower and because fewer people may purchase these products if they are able to contribute more money to individual retirement accounts and 401(k) accounts. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products, which would make these products less attractive to prospective purchasers and therefore likely to reduce our sales of these products.

     Our results of operations may be negatively impacted if we are unable to achieve the goals of the initiatives we have undertaken with respect to the restructuring of our principal insurance businesses.

     Our Conseco Insurance Group segment has experienced declining sales and expense levels that exceed product pricing. We have adopted several initiatives designed to improve these operations, including focusing sales efforts on higher margin products; reducing operating expenses by eliminating or reducing the costs of marketing certain products; personnel reductions and streamlined administrative procedures; increasing retention rates on our more profitable blocks of inforce business; stabilizing the profitability of the long-term care block of business in run-off sold through independent agents through premium rate increases, improved claim adjudication procedures and other actions as necessary; and combining certain legal insurance entities to improve the efficient use of capital and eliminate the costs of separate financial reporting requirements. Conseco Insurance Group has 23 separate policy administration systems for its three main lines of business: life, health and annuities. Many of these redundancies, which our current initiatives are intended to address, result from the substantial number of acquisitions undertaken by our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisition of 44 separate insurance companies. Our future performance depends, in part, on our ability to successfully integrate these prior acquisitions. This process of integration may involve unforeseen expenses, complications and delays, including, among other things, further difficulties in integrating the systems and operations of the acquired companies, and our current initiatives may be inadequate to address such issues. In addition, some of our initiatives have only recently been adopted, and we cannot assure you that they will be successfully implemented. Our initiatives include the elimination of duplicate processing systems by converting all similar business currently accounted for on multiple systems to a single system. We expect to spend over $35 million on capital expenditures in 2004 (including amounts related to these initiatives). Even if we are able to successfully implement these measures, we cannot assure you that these measures alone will improve our results of operations.

     Our investment portfolio is subject to several risks which may diminish the value of our invested assets and negatively impact our profitability.

     The values of the assets in our investment portfolio are subject to numerous factors, which are difficult to predict, and are in many instances beyond our control. These factors include, but are not limited to, the following:

     o Changes in interest rates can reduce the value of our investments. Actively managed fixed maturity investments comprised 87 percent of our total investments as of December 31, 2003. The value of these investments can be affected by changing levels of market interest rates. For example, an increase in interest rates of 10 percent could reduce the value of our actively managed fixed maturity investments and short-term investments (net of corresponding changes in the value of insurance intangibles) by approximately $625 million, in the absence of other factors.

     o Our actively managed fixed maturity investments are subject to a deterioration in the ability of the issuer to make timely repayment of the securities. This risk is significantly greater with respect to below investment grade securities, which comprised 3.9 percent of our actively managed fixed maturity investments as of December 31, 2003. We have sustained substantial credit-related investment losses in recent periods when a number of large, highly leveraged issuers experienced significant financial difficulties resulting in our recognition of other-than-temporary impairments. For example, we have recognized other-than-temporary declines in value of several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $9.6 million in the four months ended December 31, 2003; $51.3 million in the eight months ended August 31, 2003; $556.8 million in 2002; and $361.7 million in 2001.

     In order to reduce our exposure to similar credit losses, we have taken a number of specific steps, including:

             o reducing the percentage of below investment grade fixed maturity investments from 5.9 percent at December 31, 2001 to
                  3.9 percent at December 31, 2003;

             o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer risks; and

             o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     o Our structured security investments, which comprised 29 percent of our actively managed fixed maturity investments at December 31, 2003, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. To the extent that structured security investments prepay faster than the expected rate of repayment, refinancing or default on the assets underlying the securities, such investments, which have a cost basis in excess of par, may be redeemed at par, thus resulting in a loss. In order to mitigate this risk, we have adopted policies that generally direct our investment in structured securities to securities with contractual or structured protections against prepayment risk.

     o Our need for liquidity to fund substantial product surrenders or policy claims may require that we maintain highly liquid, and therefore lower-yielding, assets, or that we sell assets at a loss, thereby further eroding the performance of our portfolio.

     Accordingly, we are subject to the risk that our investments may decline in value. We have sustained substantial investment losses in the past and may again in the future. Because a substantial portion of our net income is derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our result of operations. In addition, losses on our investment portfolio could reduce the investment returns which we are able to credit to our customers on certain of our products, thereby impacting our sales and further eroding our financial performance.


     A decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly certain of our life insurance products and annuities.

     Fluctuations in the securities markets and other economic factors may adversely affect sales and/or policy surrenders of our annuities and life insurance policies. For example, volatility in the equity markets may cause potential new purchasers of equity-indexed annuities to refrain from purchasing these products and may cause current policyholders to surrender their policies for the cash value or reduce their investments. Our sales of these products decreased significantly in 2001 and 2002 during periods of significant declines in the equity markets. In addition, significant or unusual volatility in the general level of interest rates could negatively impact sales and/or lapse rates on certain types of insurance products.

     We are subject to further risk of loss notwithstanding our reinsurance agreements.

     We transfer exposure to some of the risks we face to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. As of December 31, 2003, our reinsurance receivables totaled $930.5 million. Our ceded life insurance in force totaled $23.4 billion. Our seven largest reinsurers accounted for 80 percent of our ceded life insurance in force. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Furthermore, we face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

     Our goodwill and other intangible assets are subject to impairment tests, which may require us to reduce shareholders' equity.

     Upon our emergence from bankruptcy, we revalued our assets and liabilities to estimated fair value as of August 31, 2003 and established our capital accounts at the reorganization value determined in conjunction with our bankruptcy plan. We recorded the $1,141.6 million of reorganization value that could not be attributed to specific tangible or identified intangible assets as goodwill.

     Under GAAP, we are required to evaluate our goodwill and other intangible assets for impairment on an annual basis, or more frequently if there is an indication that an impairment may exist. If certain criteria are met, we are required to record an impairment charge. We obtained independent appraisals to determine the value of the Company in conjunction with the preparation of our bankruptcy plan which indicated no impairments of our goodwill or other intangible assets existed. However, we cannot assure you that we will not have to recognize an impairment charge in future periods.

     The appraisals prepared to determine the value of our subsidiaries are based on numerous estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. These estimates and assumptions had a significant effect on the determination of our reorganization value and the amount of goodwill we recognized. Accordingly, if our actual experience differs from our estimates and assumptions, it is possible we will have to recognize an impairment charge in future periods.

     Our business is subject to extensive regulation, which limits our operating flexibility and could negatively impact our financial results.

     Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate. Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating sales and other practices, approving premium rate increases, licensing agents, approving policy forms, setting reserve and solvency requirements, determining the form and content of required statutory financial statements, limiting dividends and prescribing the type and amount of investments we can make.

       We have been operating under heightened scrutiny from state insurance regulators. For example, our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, on behalf of itself and its subsidiaries, entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002, which were formally released on November 19, 2003. These consent orders applied to all of our insurance subsidiaries and, among other things, restricted the ability of our insurance subsidiaries to pay dividends and other amounts to the parent company without regulatory consent. Notwithstanding the release of these consent orders, we have agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent, and to periodically provide information concerning our financial performance and condition. As noted above, state laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

       Our insurance subsidiaries are also subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover potential weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2003 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within the Other Business in Run-Off segment, the risk-based capital ratio of one of our subsidiaries is near the level which would require it to submit a comprehensive plan aimed at improving its capital position. Furthermore, we may not be able to maintain the risk-based capital ratios of our subsidiaries above levels that could give rise to regulatory action.

     Our insurance subsidiaries may be required to pay assessments to fund policyholder losses or liabilities and this may negatively impact our financial results.

     The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insurance companies that become insolvent. Insolvencies of insurance companies increase the possibility that these assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Although past assessments have not been material, if there were a number of large insolvencies, future assessments could be material and could have a material adverse effect on our financial results and financial position.

     Changing interest rates may adversely affect our results of operations.

     Our profitability may be directly affected by the level of and fluctuations in interest rates. While we monitor the interest rate environment and have previously employed hedging strategies designed to mitigate the impact of changes in interest rates, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Our ability to adjust for such a compression is limited by virtue of the guaranteed minimum rates that we must credit to policyholders on certain of our products, as well as by the fact that we are able to reduce the crediting rates on most of our products only at limited, pre-established intervals. Approximately 40 percent of our insurance liabilities were subject to interest rates that may be reset annually; 45 percent have a fixed explicit interest rate for the duration of the contract; 10 percent have credited rates which approximate the income we earned; and the remainder have no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. The profits from many non-spread-based insurance products, such as long-term care policies, are adversely affected when interest rates decline because we may be unable to reinvest the cash flows generated from premiums received and our investment portfolio at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability but do not currently employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2003, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 6.7 years and the duration of our insurance liabilities was approximately 7.2 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in the value of insurance intangibles) would decline in fair value by approximately $625 million if interest rates were to increase by 10 percent from their December 31, 2003 levels. This compares to a decline in fair value of $595 million based on amounts and rates at December 31, 2002. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     Our net income and revenues will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2003, approximately 18 percent of our total insurance liabilities, or approximately $4.5 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of the acquisition costs associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

     For example, policyholder redemptions of annuity and, to a lesser extent, life products increased following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of insurance intangibles to write off the balance associated with the redeemed policies. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002.

     Litigation and regulatory investigations are inherent in our business and may harm our financial strength and reduce our profitability.

     Insurance companies historically have been subject to substantial litigation resulting from claims, disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies typically face policyholder suits and class action suits. The class action and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments focus on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, are also involved in various governmental and administrative proceedings and investigations. Our subsidiary, Philadelphia Life Insurance Company, which is now known as Conseco Life Insurance Company, is a defendant in two purported nationwide class action lawsuits alleging fraudulent sales practices and seeking unspecified damages in Florida federal court. Five lawsuits were also filed in Mississippi state court against Conseco Life Insurance Company alleging similar claims. Our former subsidiary, Manhattan National Life Insurance Company, is a defendant in a purported nationwide class action lawsuit alleging fraud by non-disclosure of additional charges for policyholders wishing to pay premiums on other than an annual basis and seeking unspecified damages in New Mexico state court. Four of our subsidiaries have also been named in purported nationwide class action lawsuits seeking unspecified damages in Colorado state court alleging claims similar to those alleged in the New Mexico suit naming Manhattan National Life Insurance Company. We believe that these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of these lawsuits, however, cannot be predicted with certainty, and although we do not presently believe that any of these lawsuits, individually, are material, they could, in the aggregate, have a material adverse effect on our financial condition. Because our insurance subsidiaries were not part of our bankruptcy proceedings, the bankruptcy proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries. See "Item 3 -- Legal Proceedings" above.

     Competition from companies that have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers and sales representatives, attract new customers and sales representatives and maintain or improve our financial results.

     The supplemental health insurance, annuity and individual life insurance markets are highly competitive. Competitors include other life and accident and health insurers, commercial banks, thrifts, mutual funds and broker-dealers. Many of our competitors are larger companies that have superior financial strength ratings, and greater capital, technological and marketing resources, and have access to capital at a lower cost. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. Furthermore, recent changes in federal law have narrowed the historical separation between banks and insurance companies, enabling traditional banking institutions to enter the insurance and annuity markets and further increase competition. This increasing competition may harm our ability to maintain or increase our profitability. In addition, because the actual cost of products is unknown when they are sold, we are subject to competitors who may sell a product at a price that does not cover its actual cost. Accordingly, if we do not also lower our prices for similar products, we may lose market share to these competitors. If we lower our prices to maintain market share, our profitability will decline. There are many life and health insurance companies in the United States, most of which currently enjoy higher financial strength ratings than we do. Some of these companies may pay higher commissions and charge lower premium rates, and many companies have more substantial resources. Publicity about our recent financial difficulties, including our bankruptcy, caused agents to place business with other insurers, and we may not be able to recapture business from these agents following our emergence from bankruptcy.

     We must attract and retain sales representatives to sell our insurance and annuity products. Strong competition exists among insurance and financial services companies for sales representatives. We compete with other insurance and financial services companies for sales representatives primarily on the basis of our financial position, financial strength ratings, support services and compensation and product features. Our competitiveness for such agents also depends upon the relationships we develop with these agents. If we are unable to attract and retain sufficient numbers of sales representatives to sell our products, our ability to compete and our revenues would suffer.

     If we are unable to attract and retain independent agents for the distribution of products sold through the Conseco Insurance Group segment, sales of our products will decline.

     Our Conseco Insurance Group segment markets and distributes its products, including specified disease insurance, Medicare supplement insurance, equity-indexed life insurance and equity-indexed annuities, exclusively through independent agents. As a result, our ability to maintain our relationships with these organizations is critical to our financial performance. This ability is dependent upon, among other things, the compensation we offer independent distributors and the overall attractiveness of our products to their customers. In addition, the distribution of our life insurance and annuity products through this channel is particularly sensitive to the financial strength ratings of our insurance subsidiaries. The downgrades of our ratings in 2002, as well as our bankruptcy, caused significant defections among our independent agents and increased our costs of retaining them, which had a material adverse effect on our results of operations. In the event that we are unable to attract and retain qualified independent distributors of our products, our operations and financial results may be materially adversely affected.

     We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through future financings and, if we are unable to do so, we may need to curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

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

     Our financial results would be negatively impacted if we are required to indemnify the purchasers of businesses that we have recently sold.

     We are subject to retained liabilities and indemnification obligations related to businesses we have sold. For example, we retained liabilities for certain purported class action litigation in connection with our disposal of Manhattan National Life Insurance Company in June 2002. In addition, the agreement entered into in connection with our sale of CVIC imposes continuing indemnification obligations with respect to liabilities relating to our period of ownership of CVIC, and the agreement entered into in connection with our sale of CFC imposes continuing tax sharing obligations with respect to tax liabilities relating to our period of ownership of CFC. We cannot assure you that we will not be subject to claims with respect to these continuing or residual obligations, or that any such claims would not be material.

     RESULTS OF OPERATIONS:

     Due to the application of fresh start accounting, the reported historical financial statements of our Predecessor for periods prior to August 31, 2003 generally are not comparable to our financial statements prepared after that date. Therefore, our results of operations have not been combined with those of our Predecessor. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     After our emergence from bankruptcy, we began to manage our business operations through two primary operating segments, based on method of product distribution, and a third segment comprised of business in run-off. We refer to these segments as: (i) Bankers Life; (ii) Conseco Insurance Group; and (iii) Other Business in Run-Off. Prior to its disposition effective March 31, 2003, we also had a finance segment. We also have a corporate segment, which consists of holding company activities and certain noninsurance company businesses that are not related to our other operating segments. The following tables and narratives summarize the operating results of our segments for the periods presented as we currently manage them (dollars in millions):

                                                                       Successor                Predecessor
                                                                    -------------     ----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                       -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Earnings (losses) before taxes:
    Bankers Life ..................................................      $ 85.5        $   159.6     $   136.5     $ 289.3
    Conseco Insurance Group........................................        94.3            299.9        (211.5)      186.0
    Other Business in Run-off......................................        12.8           (171.3)       (216.8)     (106.0)
    Corporate operations...........................................       (43.1)         1,884.0      (1,340.4)     (612.7)
                                                                         ------         --------     ---------     -------

    Income (loss) before income taxes, minority
       interest, discontinued operations and
       cumulative effect of accounting change......................      $149.5         $2,172.2     $(1,632.2)    $(243.4)
                                                                         ======         ========     =========     =======

     General: Conseco, Inc. is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through a career agency force and direct response marketing (which, together, represent our Bankers Life segment) and through professional independent producers (which represent our Conseco Insurance Group segment). Our Other Business in Run-off segment consists of: (i) long-term care products written in prior years through independent agents; (ii) small group and individual major medical business which we began to nonrenew in 2001; and (iii) other group major medical business which we no longer actively market. Most of the long-term care business in run-off relates to business written by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997.

Bankers Life (dollars in millions)

                                                                       Successor                Predecessor
                                                                    -------------     ----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                       -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Premiums and asset accumulation product collections:
     Annuities...................................................     $  253.8         $  698.4     $  740.9     $  513.1
     Supplemental health.........................................        407.9            759.6      1,159.4      1,097.4
     Life........................................................         58.6            102.7        139.0        286.3
                                                                      --------         --------     --------     --------

       Total premium collections.................................     $  720.3         $1,560.7     $2,039.3     $1,896.8
                                                                      ========         ========     ========     ========

Average liabilities for insurance products:
       Annuities:
         Mortality based.........................................     $  325.7         $  286.5     $  271.7     $  257.6
         Equity-linked...........................................        262.9            264.8        301.0        320.8
         Deposit based...........................................      3,156.2          2,847.7      2,248.4      1,864.3
       Health....................................................      2,620.8          1,916.3      1,712.0      1,497.6
       Life:
         Interest sensitive......................................        333.0            324.4        311.6        300.0
         Non-interest sensitive..................................        747.3            652.4        654.0      1,083.2
                                                                      --------         --------     --------     --------

           Total average liabilities for insurance
             products, net of reinsurance ceded..................     $7,445.9         $6,292.1     $5,498.7     $5,323.5
                                                                      ========         ========     ========     ========

Revenues:
     Insurance policy income.....................................     $  456.8         $  892.7     $1,300.1     $1,400.1
     Net investment income:
       General account invested assets...........................        128.9            253.4        382.2        391.9
       Equity-indexed products based on the change in value of the
         S&P 500 Call Options....................................          6.6              4.8        (14.8)       (15.5)
       Trading account income related to policyholder and reinsurer
         accounts................................................          5.2              -            -            -
       Change in value of embedded derivatives related to modified
         coinsurance agreements..................................         (5.2)             -            -            -
       Net realized investment gains (losses)....................          3.4              5.5       (128.7)       (43.5)
     Fee revenue and other income................................           .5               .2          1.3          1.2
                                                                      --------         --------     --------     --------

         Total revenues..........................................        596.2          1,156.6      1,540.1      1,734.2
                                                                      --------         --------     --------     --------

Expenses:
     Insurance policy benefits...................................        338.2            705.6        973.4      1,002.7
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than those listed below...........................         50.6             89.5        116.9        105.5
       Equity-indexed products based on S&P 500 Index............          7.0              -             .6           .6
     Amortization related to operations..........................         62.3            113.4        171.9        198.4
     Amortization related to net realized investment gains (losses)        -                 .5         (3.2)        (5.0)
     Interest expense on investment borrowings...................           .8              3.4          4.6          6.1
     Other operating costs and expenses..........................         51.8             84.6         94.4        130.6
     Special charges.............................................          -                -           45.0          6.0
                                                                      --------         --------     --------     --------

         Total benefits and expenses.............................        510.7            997.0      1,403.6      1,444.9
                                                                      --------         --------     --------     --------

Income before income taxes, minority interest, discontinued
     operations and cumulative effect of accounting change.......     $   85.5         $  159.6     $  136.5     $  289.3
                                                                      ========         ========     ========     ========


                                   (continued)

                         (continued from previous page)

                                                                       Successor                     Predecessor
                                                                    -------------     -----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,         December 31,
                                                                                                      -------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Health loss ratios:
     All health lines:
       Insurance policy benefits.................................       $283.7            $578.5       $840.9       $770.8
       Loss ratio (a)............................................       73.11%            75.30%       74.06%       70.23%

     Medicare Supplement:
       Insurance policy benefits.................................       $133.3            $283.3       $437.6       $443.1
       Loss ratio (a)............................................       62.79%            66.39%       67.15%       66.87%

     Long-Term Care:
       Insurance policy benefits.................................       $148.0            $287.2       $394.3       $316.2
       Loss ratio (a)............................................       86.06%            86.08%       83.69%       75.31%
       Interest-adjusted loss ratio (b)..........................       60.04%            69.26%       67.95%       60.91%

     Other:
       Insurance policy benefits.................................        $2.4              $8.0         $9.0        $11.5
       Loss ratio (a)............................................       63.79%           101.05%       71.21%       76.45%

----------------

(a) We calculate loss ratios by taking the related product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

(b) We calculate the interest-adjusted loss ratio for Bankers Life's long-term care products by taking the product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. Interest income is an important factor in measuring losses on this product. The net cash flows from long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio reflects the effects of the investment income offset.

     Total premium collections were $720.3 million in the four months ended December 31, 2003; $1,560.7 million in the eight months ended August 31, 2003; and $2,039.3 million and $1,896.8 million in 2002 and 2001, respectively. Bankers Life's annuity premium collections in 2003 were positively impacted by sales inducements provided to purchasers of our annuities and sales incentives to our career agents. These programs ended at various times during the second quarter of 2003. Premium collections on Bankers Life's other products have been negatively impacted by the A.M. Best ratings downgrade to "B (Fair)." See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded, were $7.4 billion in the four months ended December 31, 2003; $6.3 billion in the eight months ended August 31, 2003; and $5.5 billion and $5.3 billion in 2002 and 2001, respectively. The increase in such liabilities through August 31, 2003 is primarily due to increases in annuity reserves. As discussed above under "-- Total premium collections", annuity premium collections in our Bankers Life segment were positively impacted during 2003 by sales inducements and incentives. The increase in such liabilities for the four months ended December 31, 2003 reflects the adoption of fresh start accounting. Bankers Life's average life reserves decreased by $417.6 million, or 30 percent in 2002 as compared to 2001, primarily due to a first quarter 2002 reinsurance transaction which ceded approximately $400 million of liabilities to the assuming company. The reinsurance transaction is discussed further in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance."

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $128.9 million in the four months ended December 31, 2003; $253.4 million in the eight months ended August 31, 2003; and $382.2 million and $391.9 in 2002 and 2001, respectively. The average balance of general account invested assets was $7.0 billion in the four months ended December 31, 2003; $6.6 billion in the eight months ended August 31, 2003; and $6.1 billion and $5.7 billion in 2002 and 2001, respectively. The yield on these assets was 5.5 percent in the four months ended December 31, 2003; 5.7 percent in the eight months ended August 31, 2003; and 6.3 percent and
6.9 percent in 2002 and 2001, respectively. The decrease in yield for the four months ended December 31, 2003, reflects the adoption of fresh start accounting which effectively reset the yields to market rates at August 31, 2003. The decrease in yield in the other periods reflects the lower interest rate environment prevailing during the periods presented and the resulting lower rates earned on invested assets. In 2002, net investment income and the average balance of general account invested assets both reflect the transfer of a portion of our investment portfolio to the reinsurer pursuant to the above-mentioned first quarter 2002 reinsurance transaction.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Bankers Life's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $2.9 million in the four months ended December 31, 2003; $7.7 million in the eight months ended August 31, 2003; and $15.2 million and $16.0 million in 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $9.5 million in the four months ended December 31, 2003; $12.5 million in the eight months ended August 31, 2003; and $.4 million and $.5 million in 2002 and 2001, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index of $7.0 million in the four months ended December 31, 2003; nil in the eight months ended August 31, 2003; and $.6 million in both 2002 and 2001. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Change in value of embedded derivatives related to modified coinsurance agreements are described in the note to our consolidated financial statements for the period ended December 31, 2003 entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income. We expect the change in the value of the embedded derivatives largely to be offset by the change in value of the trading securities.

     Net realized investment gains (losses) fluctuate from period to period. During the four months ended December 31, 2003, net realized investment gains in our Bankers Life segment included: (i) $8.6 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $5.2 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first eight months of 2003, we recognized net investment gains of $5.5 million. During the first eight months of 2003, the net realized investment gains included: (i) $20.5 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $15.0 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During 2002 and 2001, Bankers Life recognized net realized investment losses of $128.7 million and $43.5 million, respectively. The net realized investment losses during 2002 included: (i) $138.5 million to write down certain securities to fair value due to an other-than-temporary decline in value (including issuers who have faced significant problems: K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.); and (ii) $9.8 million of net gains from the sales of investments (primarily fixed maturities). The net realized investment losses during 2001 included writedowns of $69.4 million related to: (i) the impact of higher default rate assumptions on certain structured investments; (ii) losses on investments held in our private equity portfolio; and (iii) the writedown of certain securities to fair value due to an other-than-temporary decline in value or our plan to sell the securities in connection with investment restructuring activities (including issuers who have faced significant problems: Sunbeam Corp., Enron Corp., Crown Cork & Seal Company Inc., Global Crossing Ltd. and K-Mart Corp.).

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) insurance policy benefits; divided by (ii) policy income.

     The loss ratios on Bankers Life's Medicare supplement products have generally been approximately equal to our expectations. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. The loss ratio for the four months ended December 31, 2003, reflected the elimination of $5.8 million of reserve redundancies based on the ultimate development of reserves at August 31, 2003.

     The loss ratios on Bankers Life's long-term care products have generally been within our range of expectations. The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities divided by (ii) policy income. The loss ratio on Bankers Life's long-term care products during 2001 reflected the elimination of reserve redundancies based on the ultimate development of reserves at December 31, 2000. The decrease in the interest-adjusted loss ratio for the four months ended December 31, 2003, is primarily due to the adoption of fresh start accounting which increased the reserves on this block of business.

     The loss ratios on our other products fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $50.6 million in the four months ended December 31, 2003; $89.5 million in the eight months ended August 31, 2003; and $116.9 million and $105.5 million in 2002 and 2001, respectively. The increases are primarily due to increases in annuity reserves. The weighted average crediting rates for these products were 4.4 percent for the four months ended December 31, 2003; 4.2 percent for the eight months ended August 31, 2003; and
4.6 percent and 4.9 percent in 2002 and 2001, respectively.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date, cost of policies produced and the cost of policies purchased (such amortization is collectively referred to as "amortization of insurance intangibles"). Insurance intangibles are amortized:
(i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products. Bankers Life's amortization expense was generally within our range of expectations given the related premium revenue and gross profits for the periods.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance intangibles in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance intangibles of nil in the four months ended December 31, 2003; $.5 million in the eight months ended August 31, 2003; and $(3.2) million and $(5.0) million in 2002 and 2001, respectively.

     Interest expense on investment borrowings fluctuates along with our investment borrowing activities and the interest rates thereon. Average investment borrowings in our Bankers Life segment (excluding borrowings related to the GM building) were $173.6 million during the four months ended December 31, 2003; $263.7 million during the eight months ended August 31, 2003; and $452.2 million and $222.4 million in 2002 and 2001, respectively. The weighted average interest rates on such borrowings (excluding borrowings related to the GM building) were 1.4 percent during the four months ended December 31, 2003;
1.9 percent during the eight months ended August 31, 2003; and 1.0 percent and
2.7 percent during 2002 and 2001, respectively.

     Other operating costs and expenses in our Bankers Life segment were $51.8 million in the four months ended December 31, 2003; $84.6 million in the eight months ended August 31, 2003; and $94.4 million and $130.6 million in 2002 and 2001, respectively. Increases in these expenses in 2003 are primarily related to increased policy acquisition costs which were non-deferrable. Such expenses decreased in 2002 by $36.2 million, or 28 percent compared to 2001, reflecting cost cutting programs implemented in the Bankers Life segment.

     Special charges in 2002 included: (i) a loss of $39.0 million on a reinsurance transaction entered into as part of our cash raising initiatives; and (ii) other items totaling $6.0 million primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our former India subsidiary. Special charges in 2001 were $6.0 million. Such charges primarily related to severance benefits and costs incurred in conjunction with the transfer of certain customer service and backroom operations to our former India subsidiary.

Conseco Insurance Group (dollars in millions)

                                                                       Successor                 Predecessor
                                                                    -------------     -----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,           December 31,
                                                                                                       ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Premiums and asset accumulation product collections:
     Annuities.....................................................    $    18.1        $    74.0    $   351.9    $   710.6
     Supplemental health...........................................        272.0            525.3        830.3        784.1
     Life..........................................................        131.5            280.7        498.0        553.3
                                                                       ---------        ---------    ---------    ---------

       Collections on insurance products...........................    $   421.6        $   880.0    $ 1,680.2    $ 2,048.0
                                                                       =========        =========    =========    =========

Average liabilities for insurance and asset accumulation:
     Annuities:
       Mortality based.............................................    $   243.5        $   171.0    $   175.0    $   198.8
       Equity-linked...............................................      1,561.4          1,514.7      1,983.1      2,311.4
       Deposit based...............................................      4,027.8          4,245.4      5,352.1      5,993.4
       Separate accounts and investment trust liabilities..........         50.1            401.3        672.6        738.0
     Health........................................................      2,288.3          2,046.8      1,981.6      1,969.7
     Life:
       Interest sensitive..........................................      3,349.8          3,407.8      3,798.7      3,733.2
       Non-interest sensitive......................................      1,483.3          1,493.9      1,327.6      1,399.8
                                                                       ---------        ---------    ---------    ---------

         Total average liabilities for insurance and asset
           accumulation products...................................    $13,004.2        $13,280.9    $15,290.7    $16,344.3
                                                                       =========        =========    =========    =========
Revenues:
Insurance policy income............................................    $   398.5        $   892.8    $ 1,454.9    $ 1,377.4
Net investment income:
     General account invested assets...............................        240.9            562.2        982.0      1,114.2
     Equity-indexed products based on the change in value of the
       S&P 500 Call Options........................................         35.5             20.4        (85.7)       (98.7)
     Separate account assets.......................................          -                -            -           (5.4)
     Trading account income related to policyholder and
       reinsurer accounts..........................................         13.2              -            -            -
     Change in value of embedded derivatives related to modified
       coinsurance agreements......................................         (1.0)             -            -            -
     Net realized investment gains (losses)........................          9.5            (17.1)      (368.1)      (209.1)
Fee revenue and other income.......................................           .5             17.0         25.4         31.4
                                                                       ---------        ---------    ---------    ---------

       Total revenues..............................................        697.1          1,475.3      2,008.5      2,209.8
                                                                       ---------        ---------    ---------    ---------

Expenses:
Insurance policy benefits..........................................        290.5            461.3        998.2        977.5
Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below...............................         94.9            218.4        379.7        417.8
     Equity-indexed products based on S&P 500 Index................         35.8             66.6          (.9)          .2
     Separate account liabilities..................................          -                -            -           (5.4)
Amortization related to operations.................................         63.3            202.7        566.0        356.9
Amortization related to net investment gains (losses)..............          1.1              (.9)       (24.6)       (32.3)
Interest expense on investment borrowings..........................          1.6              4.7         10.2         19.7
Other operating costs and expenses.................................        115.6            222.6        292.1        273.9
Special charges....................................................          -                -            (.7)        15.5
                                                                       ---------        ---------    ---------    ---------

       Total benefits and expenses.................................        602.8          1,175.4      2,220.0      2,023.8
                                                                       ---------        ---------    ---------    ---------

Income (loss) before income taxes, minority interest, discontinued
     operations and cumulative effect of accounting change.........    $    94.3        $   299.9    $  (211.5)   $   186.0
                                                                       =========        =========    =========    =========

                                   (continued)

                         (continued from previous page)

                                                                       Successor                     Predecessor
                                                                    -------------     ----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                       -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Health loss ratios:
     All health lines:
       Insurance policy benefits..................................      $171.4           $381.3       $550.7       $533.1
       Loss ratio (a).............................................      64.92%           70.95%       66.36%       66.97%

     Medicare Supplement:
       Insurance policy benefits..................................       $86.5           $167.2       $217.6       $192.8
       Loss ratio (a).............................................      66.57%           65.49%       61.28%       61.81%

     Specified Disease:
       Insurance policy benefits..................................       $74.5           $184.7       $259.5       $250.9
       Loss ratio (a).............................................      61.61%           75.77%       69.61%       67.35%
       Interest-adjusted loss ratio (b)...........................      30.64%           46.33%       42.10%       41.70%

     Other:
       Insurance policy benefits..................................       $10.4            $29.4        $73.6        $89.4
       Loss ratio (a).............................................      79.11%           76.66%       72.22%       80.09%

-------------
(a) We calculate loss ratios by taking the related product's: (i) insurance policy benefits; divided by (ii) insurance policy income.
(b) We calculate the interest-adjusted loss ratio for Conseco Insurance Group's specified disease products by taking the product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. Interest income is an important factor in measuring losses on this product. The net cash flows from specified disease products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio reflects the effects of the investment income offset.

     Collections on insurance products were $421.6 million in the four months ended December 31, 2003; $880.0 million in the eight months ended August 31, 2003; and $1.7 billion and $2.0 billion in 2002 and 2001, respectively. Premium collections through the independent agents in our Conseco Insurance Group segment have been negatively impacted by the A.M. Best ratings downgrade to "B
(Fair)"in August 2002 and our decision to de-emphasize the sale of certain products. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products were $13.0 billion in the four months ended December 31, 2003; $13.3 billion in the eight months ended August 31, 2003; and $15.3 billion and $16.3 billion in 2002 and 2001, respectively. The decrease in such liabilities is primarily due to the increase in policyholder redemptions and lapses following the downgrade of our A.M. Best financial strength rating to "B (Fair)"in August 2002. See "-- Liquidity for insurance operations" for additional discussion of the A.M. Best ratings downgrade.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $240.9 million in the four months ended December 31, 2003; $562.2 million in the eight months ended August 31, 2003; and $982.0 million and $1,114.2 million in 2002 and 2001, respectively. The average balance of general account invested assets was $12.7 billion in the four months ended December 31, 2003; $13.7 billion in the eight months ended August 31, 2003; and $15.0 billion and $16.0 billion in 2002 and 2001, respectively. The yield on these assets was 5.7 percent in the four months ended December 31, 2003; 6.2 percent in the eight months ended August 31, 2003; and 6.5 percent and 7.0 percent in 2002 and 2001, respectively. The decrease in yield for the four months ended December 31, 2003 reflects the adoption of fresh start accounting which effectively reset the yields to market rates at August 31, 2003. The decrease in yield in 2002 reflected general decreases in market interest rates between 2002 and 2001.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Conseco Insurance Group's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $16.3 million in the four months ended December 31, 2003; $45.8 million in the eight months ended August 31, 2003; and $82.3 million and $103.0 million in 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $51.8 million in the four months ended December 31, 2003; $66.2 million in the eight months ended August 31, 2003; and $(3.4) million and $4.3 million in 2002 and 2001, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products of $35.8 million in the four months ended December 31, 2003; $66.6 million in the eight months ended August 31, 2003; and $(.9) million and $.2 million in 2002 and 2001, respectively. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Net investment income (loss) from separate account assets is offset by a corresponding charge (credit) to amounts added to policyholder account balances for separate account liabilities. Such income (loss) and related charge (credit) fluctuated in relationship to total separate account assets and the return earned on such assets.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading security accounts established on August 31, 2003, which are designed to act as a hedge for embedded derivatives related to:
(i) Conseco Insurance Group's equity-indexed products; and (ii) certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy. The income on our trading account securities is designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) certain amounts included in insurance policy benefits.

     Change in value of embedded derivatives related to modified coinsurance agreements are described in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivatives has largely been offset by the change in value of the trading securities.

     Net realized investment gains (losses) fluctuate from period to period. During the four months ended December 31, 2003, we recognized net realized investment gains in our Conseco Insurance Group segment which included: (i) $13.4 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $3.9 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first eight months of 2003, we recognized net realized investment losses of $17.1 million. During the first eight months of 2003, the net realized investment losses included: (i) $16.8 million of net gains from the sales of investments (primarily fixed maturities) net of; (ii) $33.9 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During 2002 and 2001, we recognized net realized investment losses of $368.1 million and $209.1 million, respectively, in our Conseco Insurance Group segment. The net realized investment losses during 2002 included: (i) $365.2 million to write down certain securities to fair value due to an other-than-temporary decline in value (including issuers who have faced significant problems: K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.); and (ii) $2.9 million of net losses from the sales of investments (primarily fixed maturities). The net realized investment losses during 2001 included writedowns of $209.6 million related to: (i) the impact of higher default rate assumptions on certain structured investments; (ii) losses on investments held in our private equity portfolio; and (iii) the writedown of certain securities to fair value due to an other-than-temporary decline in value, or our plan to sell the securities in connection with investment restructuring activities (including issuers who have faced significant problems:
Sunbeam Corp., Enron Corp., Crown Cork & Seal Company Inc., Global Crossing Ltd. and K-Mart Corp.).

     Fee revenue and other income primarily represents income earned by a subsidiary (which was sold in September 2003) which earned fees for marketing insurance products of other companies.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow and, in the eight months ended August 31, 2003, as a result of a change in estimates of future losses on certain policies, as discussed below in further detail. Loss ratios are calculated by taking the related insurance product's:
(i) insurance policy benefits; divided by (ii) policy income.

     The loss ratios on Conseco Insurance Group's Medicare supplement products have generally been within our range of expectations. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. The loss ratios in 2002 and 2001 reflected eliminations of reserve redundancies based on the ultimate development of reserves at December 31, 2001 and December 31, 2000.

     The loss ratio on Conseco Insurance Group's specified disease products reflected higher than expected incurred claims on certain cancer insurance policies during the first eight months of 2003. These policies generally provide fixed or limited benefits. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. We had favorable claims experience in the four months ended December 31, 2003. Approximately 76 percent of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The loss ratios on Conseco Insurance Group's specified disease products in 2002 and 2001 were within our expectations. The interest-adjusted loss ratio for specified disease products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income.

     The loss ratios on Conseco Insurance Group's other products fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been within our expectations.

     In August 2003, we decided to change a non-guaranteed element of certain Conseco Insurance Group policies. This element was not required by the policy and the change will eliminate the former practice of reducing the cost of insurance charges to amounts below the level permitted under the provisions of the policies. As a result of this decision, our estimates of future expected gross profits on these products used as a basis for amortization of insurance intangibles and the establishment of insurance liabilities has changed. We adjusted the total amortization and reserve charge we had recorded since the acquisition of these policies as a result of the change to our earlier estimates in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises of Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The effect of the change in estimate was a $220.2 million reduction to insurance policy benefits and a $39.8 million reduction to amortization recorded in the eight months ended August 31, 2003.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $94.9 million in the four months ended December 31, 2003; $218.4 million in the eight months ended August 31, 2003; and $379.7 million and $417.8 million in 2002 and 2001, respectively. The decreases during the 2003 periods and 2002 are primarily due to a smaller block of annuity business inforce and changes in the weighted average crediting rates. The weighted average crediting rates for these products were 4.0 percent for the four months ended December 31, 2003; 4.4 percent for the eight months ended August 31, 2003; and 4.3 percent and 4.4 percent in 2002 and 2001, respectively.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of insurance intangibles. Conseco Insurance Group's amortization recorded in the eight months ended August 31, 2003 was affected by the change in estimates of future losses on certain policies described above under "insurance policy benefits." Policyholder redemptions of annuity and, to a lesser extent, life products increased following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of insurance intangibles to write off the balance associated with the redeemed policies. Amortization in the periods presented has fluctuated as a result of the acceleration of the amortization of insurance intangibles associated with policy redemptions and changes in future lapse assumptions with respect to the policies inforce. In 2002, we changed the lapse assumptions used to determine the amortization of insurance intangibles related to certain universal life products and our annuities to reflect our then current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent to; (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002. Policyholder redemptions during the 2003 periods have generally been consistent with our revised lapse assumptions.

     As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products in 2001. Such changes resulted in additional amortization of insurance intangibles of $27.8 million in 2001.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance intangibles in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance intangibles of $1.1 million in the four months ended December 31, 2003; $(.9) million in the eight months ended August 31, 2003; and $(24.6) million and $(32.3) million in 2002 and 2001, respectively.

     Interest expense on investment borrowings fluctuates along with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. Average investment borrowings (excluding borrowings related to the GM building) were $304.2 million during the four months ended December 31, 2003; $403.4 million during the eight months ended August 31, 2003; and $639.1 million and $618.1 million during 2002 and 2001, respectively. The weighted average interest rates on such borrowings (excluding borrowings related to the GM building) were 1.6 percent during the four months ended December 31, 2003; 1.7 percent during the eight months ended August 31, 2003; and 1.6 percent and 3.2 percent during 2002 and 2001, respectively.

     Other operating costs and expenses were $115.6 million in the four months ended December 31, 2003; $222.6 million in the eight months ended August 31, 2003; and $292.1 million and $273.9 million in 2002 and 2001, respectively. Increases in these expenses in 2003 and 2002 are primarily related to increased policy acquisition costs which were non-deferrable.

     Special charges in 2002 included: (i) a gain of $4.0 million on asset sale transactions entered into as part of our cash raising initiatives; and (ii) other expenses totaling $3.3 million primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our former India subsidiary. Special charges in 2001 were $15.5 million. The 2001 charges primarily related to severance benefits and costs incurred in conjunction with the transfer of certain customer service and backroom operations to our former India subsidiary.

Other Business in Run-Off (dollars in millions)

                                                                       Successor                 Predecessor
                                                                    -------------     -----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                       ------------------
                                                                         2003             2003         2002          2001
                                                                         ----             ----         ----          ----
Premiums and asset accumulation product collections:
     Long-term care...............................................     $  134.6         $  268.0     $  434.5    $  463.0
     Major medical...............................................          39.3            156.4        409.5       737.1
                                                                       --------         --------     --------    --------

          Total premium collections...............................     $  173.9         $  424.4     $  844.0    $1,200.1
                                                                       ========         ========     ========    ========

Average liabilities for other business in run-off:
     Long-term care...............................................     $3,296.2         $1,977.9     $1,768.7    $1,639.0
     Major medical................................................        103.8            120.0        225.2       407.1
                                                                       --------         --------     --------    --------

          Total average liabilities for other business in run-off,
            net of reinsurance ceded..............................     $3,400.0         $2,097.9     $1,993.9    $2,046.1
                                                                       ========         ========     ========    ========


Revenues:
     Insurance policy income......................................     $  150.5         $  418.8     $  847.3    $1,215.2
     Net investment income on general account invested assets.....         55.3            101.5        155.8       166.7
     Net realized investment gains (losses).......................          (.7)             6.3        (58.2)      (24.6)
     Fee revenue and other income.................................           .9              -             .8         1.2
                                                                       --------         --------     --------    ---------

         Total revenues...........................................        206.0            526.6        945.7     1,358.5
                                                                       --------         --------     --------    --------

Expenses:
     Insurance policy benefits....................................        150.7            597.3        864.6     1,089.6
     Amortization related to operations...........................          6.3             25.7        112.2       160.1
     Interest expense on investment borrowings....................          -                 .2           .6         2.0
     Other operating costs and expenses...........................         36.2             74.7        185.1       212.8
                                                                       --------         --------     --------    --------

         Total benefits and expenses..............................        193.2            697.9      1,162.5     1,464.5
                                                                       --------         --------     --------    --------

         Income (loss) before income taxes, minority interest,
           discontinued operations and cumulative effect of
           accounting change......................................     $   12.8         $ (171.3)    $ (216.8)   $ (106.0)
                                                                       ========         ========     ========    ========

Health loss ratios:
     Long-Term Care:
       Insurance policy benefits..................................      $136.9            $458.1      $595.9       $446.4
       Loss ratio (a).............................................     103.32%           169.76%     139.11%       96.44%
       Interest-adjusted loss ratio (b)...........................      65.84%           134.58%     110.19%       73.13%

     Major medical:
       Insurance policy benefits..................................       $13.8            $139.2      $268.7       $643.2
       Loss ratio (a).............................................      77.29%            93.43%      64.15%       85.61%

-----------
(a) We calculate loss ratios by taking the related product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

(b) We calculate the interest-adjusted loss ratio for long-term care products included in this segment by taking the product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. Interest income is an important factor in measuring losses on this product. The net cash flows from long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio reflects the effects of the investment income offset.

     Total premium collections in this segment were $173.9 million in the four months ended December 31, 2003; $424.4 million in the eight months ended August 31, 2003; and $844.0 million and $1,200.1 million in 2002 and 2001, respectively. We have ceased marketing the long-term care business included in this segment. Accordingly, collected premiums will decrease over time. Decreases in long-term care premium collections are the result of policy lapses, partially offset by premium rate increases. We have ceased marketing and have not renewed our major medical business, which has resulted in the significant reduction in major medical collected premiums. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for other business in run-off, net of reinsurance ceded were $3.4 billion in the four months ended December 31, 2003; $2.1 billion in the eight months ended August 31, 2003; and $2.0 billion in both 2002 and 2001. The increase in 2003 reflects the adoption of fresh start accounting as further discussed under "-- Critical Accounting Policies -- Liabilities for Insurance Products."

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets was $55.3 million in the four months ended December 31, 2003; $101.5 million in the eight months ended August 31, 2003; and $155.8 million and $166.7 million in 2002 and 2001, respectively. The average balance of general account invested assets was $2.8 billion in the four months ended December 31, 2003; $2.5 billion in the eight months ended August 31, 2003; and $2.4 billion and $2.3 billion in 2002 and 2001, respectively. The yield on these assets was 5.8 percent in the four months ended December 31, 2003; 6.1 percent in the eight months ended August 31, 2003; and 6.6 percent and 7.2 percent in 2002 and 2001, respectively. The decrease in yield for the four months ended December 31, 2003 reflects the adoption of fresh start accounting which effectively reset the yields to market rates at August 31, 2003.

     Net realized investment gains (losses) fluctuate from period to period. During the four months ended December 31, 2003, net realized investment losses in our Other Business in Run-off segment included: (i) $.2 million of net losses from the sales of investments; and (ii) $.5 million of writedowns of investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first eight months of 2003, we recognized net realized investment gains of $6.3 million. During the first eight months of 2003, the net realized investment gains included: (i) $8.7 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $2.4 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During 2002 and 2001, we recognized net realized investment losses in the Other Business in Run-off segment of $58.2 million and $24.6 million, respectively. The net realized investment losses during 2002 included: (i) $51.8 million to writedown certain securities to fair value due to an other-than-temporary decline in value (including issuers who have faced significant problems: K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.); and (ii) $6.4 million of net losses from the sales of investments (primarily fixed maturities). The net realized investment losses during 2001 included writedowns of $21.9 million related to:
(i) the impact of higher default rate assumptions on certain structured investments; (ii) losses on investments held in our private equity portfolio; and (iii) the writedown of certain securities to fair value due to an other-than-temporary decline in value or our plan to sell the securities in connection with investment restructuring activities (including issuers who have faced significant problems: Sunbeam Corp., Enron Corp., Crown Cork & Seal Company Inc., Global Crossing Ltd. and K-Mart Corp.).

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to loss ratios in the blocks of long-term care business in this segment. Loss ratios are calculated by taking the product's: (i) insurance policy benefits; divided by (ii) policy income.

     This segment includes long-term care insurance inforce, substantially all of which was issued through independent agents by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we expected. Although we anticipated a higher level of benefits to be paid out on these products as the policies age, the paid claims have exceeded our projections. We are experiencing adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in the higher loss ratios in the eight months ended August 31, 2003. We are aggressively seeking rate increases and pursuing other actions on certain of these long-term care policies. We hired an actuarial consulting firm to help evaluate the adequacy of this segment's long-term care reserves given our recent adverse experience and claim reserve deficiencies. Based on the results of their study and our internal evaluations, we modified our claim continuance tables to reflect longer benefit payment periods consistent with our current estimate of future loss experience. Accordingly, claim reserves increased by approximately $85 million in the eight months ended August 31, 2003, most of which was due to the new continuance tables. Excluding the increase in claim reserves, the loss ratio for the eight months ended August 31, 2003, would have been 138 percent and the interest-adjusted loss ratio for the eight months ended August 31, 2003, would have been 103 percent. The decrease in the long-term care loss ratio for the four months ended December 31, 2003 reflects the adoption of fresh start accounting.

     During 2002, we conducted an extensive examination of the assumptions used to estimate our claim reserves for long-term care products sold through our independent agent distribution channel. The examination was prompted by the continuing claim reserve deficiencies that we were experiencing based on the assumptions and estimates made by our actuaries. We engaged an independent actuarial firm to assist in the examination.

     Our prior estimates for long-term care reserves were based on claim continuance tables using experience for the period from January 1, 1990 through September 30, 1999. These tables are used to estimate the length of time an insured will receive covered long-term care for an incurred event. In 2002, we completed studies which indicated that the average length of time an insured will receive covered care had increased in recent periods. In addition, we have experienced significant fluctuations in claim inventories for these products. Accordingly, our actuaries and the independent actuarial firm concluded that estimates of future claim payments for incurred claims using the more recent data reflecting the longer covered care time periods were more appropriate than estimates based on prior data. The changes in estimation in calculating the reserves resulted in an increase to insurance policy benefits of $130.0 million in 2002. Excluding this adjustment related to the change in estimate, insurance policy benefits on long-term care policies would have been $465.9 million, the loss ratio for the year ended December 31, 2002 would have been 109 percent, and the interest-adjusted loss ratio for the year ended December 31, 2002 would have been 80 percent.

     The net cash flows from long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income.

     The loss ratio on the major medical business increased in the eight months ended August 31, 2003, primarily due to adverse claim experience. The loss ratio on the major medical business decreased during 2002. This decrease resulted primarily from lower than expected claims experience as the business began running off following our decision, in 2001, to begin nonrenewing major medical business.

     Amortization related to operations includes amortization of insurance intangibles. The decrease in amortization expense for the four months ended December 31, 2003 reflects the adoption of fresh start accounting, and also reflects the relatively small amount of value of policies inforce associated with the business comprising this segment. In 2001, we stopped renewing portions of our major medical lines of business in several unprofitable states in accordance with the contractual terms of the policies. As a result, we determined that approximately $77.4 million of insurance intangibles would not be recoverable. Such amount is recorded as amortization related to operations.

     Interest expense on investment borrowings fluctuates along with our investment borrowing activities which have not been significant in this segment.

     Other operating costs and expenses were $36.2 million in the four months ended December 31, 2003; $74.7 million in the eight months ended August 31, 2003; and $185.1 million and $212.8 million in 2002 and 2001, respectively. The decreases in expenses were due primarily to expense reductions in the major medical operations. Since our decision in 2001 to nonrenew the small group and individual major medical business, the total number of employees dedicated to major medical has been reduced by approximately 550 during the period June 30, 2001 through December 31, 2003.

Corporate (dollars in millions)

                                                                       Successor                     Predecessor
                                                                    -------------     ----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                        ----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Corporate operations:
    Interest expense on corporate debt...............................    $(34.4)        $ (194.2)   $  (325.5)     $(369.6)
    Investment income ...............................................        .7             16.2         14.0         39.7
    Provision for losses related to stock purchase plan..............       -              (55.6)      (240.0)      (169.6)
    Venture capital income (loss) related to investment in AT&T
      Wireless Service, Inc. ( "AWE "), net of related expenses......      (5.5)            10.5        (99.3)       (23.4)
    Fee revenue and other income.....................................      11.4             17.1         59.2         68.5
    Net realized investment losses...................................       (.4)             (.1)        (1.3)       (62.8)
    Other items......................................................     (14.9)           (40.4)      (182.7)      (137.8)
    Goodwill amortization............................................       -                -            -         (108.2)
    Gain on sale of interest in riverboat............................       -                -            -          192.4
    Special charges..................................................       -                -          (52.2)       (58.9)
    Gain on extinguishment of debt...................................       -                -            1.8         17.0
    Goodwill impairment..............................................       -                -         (500.0)         -
    Reorganization items.............................................       -            2,130.5        (14.4)         -
                                                                         ------         --------    ---------      -------

      Income (loss) before income taxes and minority interest........    $(43.1)        $1,884.0    $(1,340.4)     $(612.7)
                                                                         ======         ========    =========      =======

     Interest expense on corporate debt in the four months ended December 31, 2003 includes interest expense on the Senior Credit Facility. Interest expense decreased in the eight months ended August 31, 2003 primarily as a result of our ceasing to accrue interest on notes payable (excluding Predecessor's senior credit facility, the guaranteed senior notes and certain secured senior notes). Interest expense decreased in 2002 as a result of the repayment of debt and lower interest rates. The average debt outstanding was $4.1 billion and $4.5 billion in 2002 and 2001, respectively. The average interest rate on such debt was 8.0 percent and 8.2 percent in 2002 and 2001, respectively.

     Investment income primarily included income earned on short-term investments held by the Corporate segment and the income from our investment in a riverboat casino (prior to its sale in the first quarter of 2001) and miscellaneous other income.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of our Predecessor's common stock. In the first eight months of 2003 and in 2002 and 2001, we established provisions of $55.6 million, $240.0 million and $169.6 million, respectively, in connection with these guarantees and loans. We determined the reserve based upon the value of the collateral held by the banks. At December 31, 2002, the reserve for losses on the loan guarantees totaled $660.0 million. The outstanding principal balance on the bank loans was $481.3 million. In addition, our Predecessor provided loans to participants for interest on the bank loans totaling $179.2 million. During 2002, our Predecessor purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans (including accrued interest, the balance on these loans was $56.7 million at December 31, 2002).

     In conjunction with the Plan, the $481.3 million principal amount of bank loans was transferred to the Company. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which total approximately $220 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the creditworthiness of the participants. At December 31, 2003, we have estimated that approximately $51.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Venture capital income (loss) relates to our investment in AT&T Wireless ("AWE"), a company in the wireless communication business. Our investment in AWE was carried at estimated fair value, with changes in fair value recognized as investment income (loss). We sold all of our holdings in AWE during the fourth quarter of 2003.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In 2002 and 2001, this amount included $16.7 million and $5.4 million, respectively, of affiliated fee revenue earned by our subsidiary in India. Such revenue is eliminated in consolidation. Excluding such affiliated income, fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. We sold our India subsidiary in the fourth quarter of 2002 and have substantially eliminated the customer service and other operations conducted there. Fee revenue and other income in the four months ended December 31, 2003, includes $5.6 million of interest received on a Federal income tax refund.

     Net realized investment losses often fluctuate from period to period. During 2002 and 2001, we recorded writedowns in the Corporate segment totaling $1.3 million and $60.7 million, respectively, on certain securities due to an other than temporary decline in value.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. During the first eight months of 2003, disputes with certain of our insurance carriers were resolved and a previously established liability of $40 million (which was established in 2002) was released which was substantially offset by increases to various litigation reserves of $30 million. This amount includes expenses in 2002 and 2001 related to our subsidiary in India which was sold in the fourth quarter of 2002.

     Goodwill amortization in 2001 was $108.2 million. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequently under certain circumstances) effective January 1, 2002.

     Gain on sale of interest in riverboat represents the gain recognized in the first quarter of 2001 as a result of our sale of our 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million.

     Special charges in the Corporate segment for 2002 included: (i) a loss of $20.0 million associated with the sale of our India subsidiary; (ii) $17.7 million related to debt modification and refinancing transactions; (iii) other items totaling $22.0 million; partially offset by (iv) net gains of $7.5 million related to the sale of certain non-core assets. Special charges in this segment for 2001 included: (i) litigation accrual and expenses of $23.8 million; (ii) severance benefits of $2.9 million; (iii) losses related to office closings and the sale of artwork totaling $6.8 million; (iv) losses related to disputed reinsurance balances totaling $8.5 million; and (v) other losses totaling $16.9 million.

     During 2002, we recognized a gain on the extinguishment of debt as we repurchased $77.4 million par value of our Predecessor's notes payable resulting in a gain of $1.8 million.

     During 2001, we repurchased $893.8 million par value of our Predecessor's notes payable resulting in a gain of $17.0 million.

     In 2002, we recognized a goodwill impairment of $500.0 million as discussed in greater detail in the notes to the consolidated financial statements.

     Reorganization items in the eight months ended August 31, 2003 included:
(i) $3,151.4 million related to the gain on the discharge of prepetition liabilities; (ii) $(950.0) million related to fresh start adjustments; and (iii) $(70.9) million related to professional fees associated with our bankruptcy proceedings which are expensed as incurred in accordance with SOP 90-7. In 2002, we incurred reorganization items of $14.4 million related to professional fees associated with our bankruptcy proceedings.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July, 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The current financial strength ratings of our insurance subsidiaries (with the exception of Conseco Senior Health Insurance Company) from A.M. Best, S&P and Moody's are B (Fair), BB- and Ba3, respectively. The current financial strength ratings of Conseco Senior Health Insurance Company from A.M. Best, Standard & Poor's and Moody's are B
(Fair), CCC and Caa1, respectively. For a description of the ratings issued by these firms and additional information on our ratings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity for Insurance Operations." Many of our competitors have higher financial strength ratings and we believe it is critical for us to improve our ratings to be competitive. The lowered ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2002 and 2003. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives in an effort to retain them.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if future experience results in blocks of our health insurance business becoming unprofitable. We generally cannot raise our health insurance premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates due to unfavorable actual claims experience, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in anti-selection if healthier policyholders allow their policies to lapse. This would reduce our premium income and profitability in future periods. Increased lapse rates also could require us to expense all or a portion of our insurance intangibles relating to lapsed policies in the period in which those policies lapse, adversely affecting our financial results in that period.

     Our insurance segments sell insurance products through three primary distribution channels -- career agents and direct marketing (our Bankers Life segment) and independent producers (our Conseco Insurance Group segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Bankers Life's direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies which are sold directly to the policyholder. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations.

     Total premiums and accumulation product collections were as follows:

Bankers Life (dollars in millions):

                                                                       Successor                     Predecessor
                                                                    -------------     -----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                       ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Premiums collected:

Annuities:
  Equity-indexed (first-year).....................................       $  5.1          $   10.0     $   30.4    $   41.4
                                                                        ------          --------     --------    --------
  Other fixed (first-year)........................................        247.7             685.4        707.1       469.1
  Other fixed (renewal)...........................................          1.0               3.0          3.4         2.6
                                                                         ------          --------     --------    --------
    Subtotal - other fixed annuities..............................        248.7             688.4        710.5       471.7
                                                                         ------          --------     --------    --------

    Total annuities...............................................        253.8             698.4        740.9       513.1
                                                                         ------          --------     --------    --------

Supplemental health:
  Medicare supplement (first-year)................................         20.5              37.6         75.8        74.4
  Medicare supplement (renewal)...................................        205.1             381.5        588.1       582.3
                                                                         ------          --------     --------    --------
    Subtotal - Medicare supplement................................        225.6             419.1        663.9       656.7
                                                                       ------          --------     --------    --------
  Long-term care (first-year).....................................         24.6              48.7         87.7        87.8
  Long-term care (renewal)........................................        153.3             282.8        395.2       337.5
                                                                         ------          --------     --------    --------
    Subtotal - long-term care.....................................        177.9             331.5        482.9       425.3
                                                                         ------          --------     --------    --------
  Other health (first-year).......................................           .3                .8          1.0         1.2
  Other health (renewal)..........................................          4.1               8.2         11.6        14.2
                                                                         ------          --------     --------    --------
    Subtotal - other health.......................................          4.4               9.0         12.6        15.4
                                                                         ------          --------     --------    --------

    Total supplemental health.....................................        407.9             759.6      1,159.4     1,097.4
                                                                         ------          --------     --------    --------

Life insurance:
  First-year......................................................         15.3              25.1         37.5        50.2
  Renewal.........................................................         43.3              77.6        101.5       236.1
                                                                         ------          --------     --------    --------

    Total life insurance..........................................         58.6             102.7        139.0       286.3
                                                                         ------          --------     --------    --------

Collections on insurance products:

  Total first-year premium collections on insurance products.....         313.5             807.6        939.5       724.1
  Total renewal premium collections on insurance products.........        406.8             753.1      1,099.8     1,172.7
                                                                         ------          --------     --------    --------

    Total collections on insurance products.......................       $720.3          $1,560.7     $2,039.3    $1,896.8
                                                                         ======          ========     ========    ========

     Annuities in the Bankers Life segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. In order to maintain our career agency distribution force during the parent company's Chapter 11 reorganization process, we provided certain sales inducements to purchasers of annuities and sales incentives to our career agents. These programs ended at various times during the second quarter of 2003. Annuity collections from career agents totaled $253.8 million in the four months ended December 31, 2003; $698.4 million in the eight months ended August 31, 2003; and $740.9 million and $513.1 million in 2002 and 2001, respectively. Annuity premium collections in 2003 were favorably impacted by the sales inducements and incentives discussed above. In addition, the minimum guaranteed crediting rates on certain of our annuity products were very attractive. We recently introduced new annuity products which have lower minimum guaranteed crediting rates. As a result of the elimination of the sales inducements and incentives and the lower minimum guaranteed crediting rates, sales of fixed rate annuity products have declined.

     Supplemental health products in the Bankers Life segment include Medicare supplement, long-term care and other insurance products distributed through our career agency force. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment were $225.6 million in the four months ended December 31, 2003; $419.1 million in the eight months ended August 31, 2003; and $663.9 million and $656.7 million in 2002 and 2001, respectively. Collected premiums have been affected by new sales levels, which have declined in the Bankers Life segment since our ratings downgrades.

     Premiums collected on Bankers Life's long-term care policies totaled $177.9 million in the four months ended December 31, 2003; $331.5 million in the eight months ended August 31, 2003; and $482.9 million and $425.3 million in 2002 and 2001, respectively. New sales of long-term care policies through our career agents have declined since our ratings downgrades, as reflected in the declines in first-year collected premiums in 2003.

     Other health products include various other health insurance products which we have not been actively marketing. Premiums collected totaled $4.4 million in the four months ended December 31, 2003; $9.0 million in the eight months ended August 31, 2003; and $12.6 million and $15.4 million in 2002 and 2001, respectively.

     Life products in our Bankers Life segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment totaled $58.6 million in the four months ended December 31, 2003; $102.7 million in the eight months ended August 31, 2003; and $139.0 million and $286.3 million in 2002 and 2001, respectively. The decrease in life premiums collected in 2002 and 2003 compared to 2001 is primarily due to a first quarter 2002 reinsurance transaction. The reinsurance transaction is discussed further in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The A.M. Best ratings downgrade to "B (Fair)" has not had a significant impact on sales of life products through these channels.

Conseco Insurance Group  (dollars in millions)

                                                                       Successor                 Predecessor
                                                                    -------------     -----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                       ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Premiums collected:

Annuities:
  Equity-indexed (first-year)......................................      $  5.2           $ 32.8     $  162.6     $  306.2
  Equity-indexed (renewal).........................................         4.2             12.1         27.1         33.3
                                                                         ------           ------     --------     --------
    Subtotal - equity-indexed annuities............................         9.4             44.9        189.7        339.5
                                                                         ------           ------     --------     --------
  Other fixed (first-year).........................................         1.6             14.3        134.9        339.8
  Other fixed (renewal)............................................         7.1             14.8         27.3         31.3
                                                                         ------           ------     --------     --------
    Subtotal - other fixed annuities...............................         8.7             29.1        162.2        371.1
                                                                         ------           ------     --------     --------

    Total annuities................................................        18.1             74.0        351.9        710.6
                                                                         ------           ------     --------     --------

Supplemental health:
  Medicare supplement (first-year).................................        16.0             36.5         90.8         47.0
  Medicare supplement (renewal)....................................       118.2            213.9        279.1        271.4
                                                                         ------           ------     --------     --------
    Subtotal - Medicare supplement.................................       134.2            250.4        369.9        318.4
                                                                         ------           ------     --------     --------
  Specified disease (first-year)...................................        10.0             19.7         36.8         42.1
  Specified disease (renewal)......................................       108.7            216.7        331.8        329.7
                                                                         ------           ------     --------     --------
    Subtotal - specified disease...................................       118.7            236.4        368.6        371.8
                                                                         ------           ------     --------     --------
  Other health (first-year)........................................         4.3              9.7         12.9         10.3
  Other health (renewal)...........................................        14.8             28.8         78.9         83.6
                                                                         ------           ------     --------     --------
    Subtotal - other health........................................        19.1             38.5         91.8         93.9
                                                                         ------           ------     --------     --------

    Total supplemental health......................................       272.0            525.3        830.3        784.1
                                                                         ------           ------     --------     --------

Life insurance:
  First-year.......................................................         9.0             20.6         59.2         69.9
  Renewal..........................................................       122.5            260.1        438.8        483.4
                                                                         ------           ------     --------     --------

    Total life insurance...........................................       131.5            280.7        498.0        553.3
                                                                         ------           ------     --------     --------

Collections on insurance products:

  Total first-year premium collections on insurance products.......        46.1            133.6        497.2        815.3
  Total renewal premium collections on insurance products..........       375.5            746.4      1,183.0      1,232.7
                                                                         ------           ------     --------     --------

    Total collections on insurance products........................      $421.6           $880.0     $1,680.2     $2,048.0
                                                                         ======           ======     ========     ========

     Annuities in our Conseco Insurance Group segment include equity-indexed annuities and other fixed annuities sold through professional independent producers. Many professional independent producers discontinued marketing our annuity products after A.M. Best lowered our financial strength ratings. Accordingly, we took actions to reduce our expenses related to marketing these products through this distribution channel, and began to focus instead on the sale of products that were less ratings sensitive. Total annuity collected premiums in this segment were $18.1 million in the four months ended December 31, 2003; $74.0 million in the eight months ended August 31, 2003; and $351.9 million and $710.6 million in 2002 and 2001, respectively.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $9.4 million in the four months ended December 31, 2003; $44.9 million in the eight months ended August 31, 2003; and $189.7 million and $339.5 million in 2002 and 2001, respectively. The decreases can be attributed to (i) the general stock market performance in recent years which has made other investment products more attractive to certain customers and (ii) the effect of the A.M. Best ratings downgrade to "B (Fair)."

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products were $8.7 million in the four months ended December 31, 2003; $29.1 million in the eight months ended August 31, 2003; and $162.2 million and $371.1 million in 2002 and 2001, respectively. The decreases can be attributed to the effect of the A.M. Best ratings downgrade.

     Supplemental health products in our Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment were $134.2 million in the four months ended December 31, 2003; $250.4 million in the eight months ended August 31, 2003; and $369.9 million and $318.4 million in 2002 and 2001, respectively. Collected premiums have been affected by the decrease in new Medicare supplement sales since our ratings downgrades.

     Premiums collected on specified disease products totaled $118.7 million in the four months ended December 31, 2003; $236.4 million in the eight months ended August 31, 2003; and $368.6 million and $371.8 million in 2002 and 2001, respectively. Collected premiums have been affected by decreases in new sales since our ratings downgrades.

     Other health products include disability income, dental and various other health insurance products. We no longer actively market many of these products. The disability income and dental products have been marketed to school systems located in nearly all states. Premiums collected totaled $19.1 million in the four months ended December 31, 2003; $38.5 million in the eight months ended August 31, 2003; and $91.8 million and $93.9 million in 2002 and 2001, respectively.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected totaled $131.5 million in the four months ended December 31, 2003; $280.7 million in the eight months ended August 31, 2003; and $498.0 million and $553.3 million in 2002 and 2001, respectively. The A.M. Best ratings downgrade to "B (Fair)" has negatively affected our sales of life products. We stopped actively marketing many of our life insurance products sold through the professional independent producer channel in the second quarter of 2003.

Other Business in Run-Off  (dollars in millions)

                                                                       Successor                 Predecessor
                                                                    -------------     -----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,          December 31,
                                                                                                       ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Premiums collected:

Long-term care:
     First-year..................................................        $   .6           $  3.2       $ 10.0     $   17.4
     Renewal.....................................................         134.0            264.8        424.5        445.6
                                                                         ------           ------       ------     --------
       Subtotal - long-term care.................................         134.6            268.0        434.5        463.0
                                                                         ------           ------       ------     --------


Major medical:
     Group (first-year)..........................................           -                -             .5         16.4
     Group (renewal).............................................          36.7            152.4        315.1        354.5
                                                                         ------           ------       ------     --------
       Subtotal - group major medical............................          36.7            152.4        315.6        370.9
                                                                         ------           ------       ------     --------

     Individual (first-year).....................................           -                -           15.6        112.8
     Individual (renewal)........................................           2.6              4.0         78.3        253.4
                                                                         ------           ------       ------     --------
       Subtotal - individual major medical.......................           2.6              4.0         93.9        366.2
                                                                         ------           ------       ------     --------


       Total major medical......................................           39.3            156.4        409.5        737.1
                                                                         ------           ------       ------     --------
Collections on insurance products:

     Total first-year premium collections on insurance products              .6              3.2         26.1        146.6
     Total renewal premium collections on insurance products.....         173.3            421.2        817.9      1,053.5
                                                                         ------           ------       ------     --------

       Total collections on insurance products...................        $173.9           $424.4       $844.0     $1,200.1
                                                                         ======           ======       ======     ========

     As described elsewhere, the Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and
(ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment totaled $134.6 million in the four months ended December 31, 2003; $268.0 million in the eight months ended August 31, 2003; and $434.5 million and $463.0 million in 2002 and 2001, respectively. Most of the long-term care premiums in this segment relate to business written by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. As a result, decreases in this segment's long-term care collected premiums reflect policy lapses partially offset by premium rate increases.

     Group major medical premiums totaled $36.7 million in the four months ended December 31, 2003; $152.4 million in the eight months ended August 31, 2003; and $315.6 million and $370.9 million in 2002 and 2001, respectively. We no longer actively market new sales of group products. In early 2002, we decided to stop renewing all inforce small group business and discontinued new sales.

     Individual major medical premiums collected were $2.6 million in the four months ended December 31, 2003; $4.0 million in the eight months ended August 31, 2003; and $93.9 million and $366.2 million in 2002 and 2001, respectively. In the second half of 2001, we stopped renewing a large portion of our major medical lines of business. In early 2002, we decided to stop renewing all inforce individual major medical business and discontinued new sales.

     INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) maximize current investment income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 94 percent of our $22.8 billion investment portfolio at December 31, 2003. The remainder of the invested assets were equity securities, venture capital investments and other invested assets.

     The following table summarizes the composition of our investment portfolio as of December 31, 2003 (dollars in millions):

                                                                                      Carrying      Percent of
                                                                                        value   total investments
                                                                                        -----   -----------------
   Actively managed fixed maturities................................................  $19,840.1         87%
   Equity securities................................................................       74.5          -
   Mortgage loans...................................................................    1,139.5          5
   Policy loans.....................................................................      503.4          2
   Trading securities...............................................................      915.1          4
   Partnership investments..........................................................      192.6          1
   Other invested assets............................................................      131.5          1
                                                                                      ---------        ---

      Total investments.............................................................  $22,796.7        100%
                                                                                      =========        ===

     Insurance statutes regulate the type of investments that our insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

     The following table summarizes the carrying values of our fixed maturity securities by industry category as of December 31, 2003 (dollars in millions):

                                                                                                               Percent of
                                                                                           Carrying value   fixed maturities
                                                                                           --------------   ----------------
   Mortgage-backed securities...........................................................   $  5,851.0             29.5%
   Bank & Finance.......................................................................      2,713.5             13.7
   Manufacturing........................................................................      2,169.6             10.9
   Utilities............................................................................      1,322.1              6.7
   Services.............................................................................      1,142.6              5.8
   Communications.......................................................................      1,058.6              5.3
   Asset-backed securities..............................................................        761.6              3.8
   Agri/Forestry/Mining.................................................................        761.1              3.8
   Government (US)......................................................................        733.6              3.7
   Transportation.......................................................................        498.3              2.5
   Retail/Wholesale.....................................................................        486.2              2.5
   Other................................................................................      2,341.9             11.8
                                                                                            ---------            -----

      Total fixed maturity securities...................................................    $19,840.1            100.0%
                                                                                            =========            =====

     Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Our privately traded securities comprise less than 1 percent of our total fixed maturity securities portfolio and consist almost entirely of mortgage-backed securities.

     The following table sets forth fixed maturity investments at December 31, 2003, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $661.5 million fair value of fixed maturities not rated by such firms, the rating assigned by the NAIC. For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below" (dollars in millions).


                                                                                                              Percent of
                                                                              Amortized      Carrying            fixed
Investment rating                                                               cost           value          maturities
-----------------                                                               ----           -----          ----------
AAA......................................................................    $ 7,069.6      $ 7,131.8             36%
AA.......................................................................      1,592.5        1,624.5              8
A........................................................................      4,918.2        5,018.3             25
BBB+.....................................................................      1,959.1        2,013.8             10
BBB......................................................................      2,401.9        2,450.4             13
BBB-.....................................................................        794.9          825.3              4
                                                                             ---------      ---------            ---

    Investment grade.....................................................     18,736.2       19,064.1             96
                                                                             ---------      ---------            ---

BB+ .....................................................................        191.2          199.0              1
BB  .....................................................................        156.4          163.5              1
BB- .....................................................................        149.0          158.5              1
B+ and below.............................................................        237.9          255.0              1
                                                                             ---------      ---------            ---

    Below investment grade...............................................        734.5          776.0              4
                                                                             ---------      ---------            ---

       Total fixed maturity securities...................................    $19,470.7      $19,840.1            100%
                                                                             =========      =========            ===

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude our venture capital investment in AWE, separate account assets, the value of S&P 500 Call Options and the investments held by CFC (dollars in millions).

                                                                       Successor                Predecessor
                                                                    -------------     -----------------------------------
                                                                      Four months     Eight months           Years
                                                                         ended            ended              ended
                                                                     December 31,      August 31,           December 31,
                                                                                                       ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Weighted average general account invested assets as defined:
       As reported ..............................................      $23,045.4        $23,311.5    $23,407.2   $23,716.2
       Excluding unrealized appreciation (depreciation) (a)......       22,499.5         22,777.3     23,481.0    23,992.3
Net investment income on general account invested assets.........          425.1            917.1      1,520.0     1,672.8

Yields earned:
       As reported...............................................            5.5%             5.9%         6.5%        7.1%
       Excluding unrealized appreciation (depreciation) (a)......            5.7%             6.0%         6.5%        7.0%

----------------------

(a) Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2003, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was
5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.7 percent.

     Actively Managed Fixed Maturities

     Our actively managed fixed maturity portfolio at December 31, 2003, included primarily debt securities of the United States government, public utilities and other corporations, and structured securities. Structured securities included mortgage-backed securities, collateralized mortgage obligations ("CMOs"), asset-backed securities and commercial mortgage-backed securities.

     At December 31, 2003, our fixed maturity portfolio had $403.8 million of unrealized gains and $34.4 million of unrealized losses, for a net unrealized gain of $369.4 million. Estimated fair values for fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (92 percent of the portfolio); (ii) broker-dealer market makers (5 percent of the portfolio); and (iii) internally developed methods (3 percent of the portfolio).

     At December 31, 2003, approximately 3.4 percent of our invested assets (3.9 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We plan to maintain approximately the present level of investments in below-investment-grade fixed maturities. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment-grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 2003, our below-investment-grade fixed maturity investments had an amortized cost of $734.5 million and an estimated fair value of $776.0 million.

     We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, information about the variety of factors affecting the issuer's performance and other information. 40|86 Advisors employs a staff of experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions in the cost basis of an investment as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), upon the sale, repayment or other disposition of the investment. We recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $9.6 million in the four months ended December 31, 2003 and $51.3 million in the eight months ended August 31, 2003. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     As of December 31, 2003, our fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) or technical default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost of $15.1 million and a carrying value of $16.6 million. 40|86 Advisors employs a staff of experienced professionals to manage non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply with the material terms of the instrument on a timely basis.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $5.3 million in the four months ended December 31, 2003; $12.1 million in the eight months ended August 31, 2003; and $60.4 million and $17.6 million for the years ended December 31, 2002 and 2001, respectively.

     At December 31, 2003, fixed maturity investments included $5.9 billion of structured securities (or 29 percent of all fixed maturity securities). CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for reprioritizing of retirement of principal. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of structured securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease, as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.

     Pursuant to fresh start reporting, we were required to mark all of our investments to market value. The current interest rate environment is much lower than when most of our investments were purchased. Accordingly, the fresh start values of our investments generally exceed the par values of such investments. The amount of value exceeding par is referred to as a "purchase premium" which is amortized against future income. If prepayments in any period are higher than expected, purchase premium amortization is increased. In periods of unexpectedly high prepayment activity, the increased amortization will reduce net investment income.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities, summarized by interest rates on the underlying collateral at December 31, 2003 (dollars in millions):

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
Below 4 percent..............................................................   $   60.4      $   63.4       $   63.8
4 percent - 5 percent........................................................    1,193.1       1,138.2        1,145.8
5 percent - 6 percent........................................................      998.6         990.5        1,005.8
6 percent - 7 percent........................................................    2,816.2       2,916.6        2,932.2
7 percent - 8 percent........................................................      579.5         613.4          618.6
8 percent and above..........................................................       79.8          84.7           84.8
                                                                                --------      --------       --------

          Total structured securities (a)....................................   $5,727.6      $5,806.8       $5,851.0
                                                                                ========      ========       ========

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.1 million.

     The amortized cost and estimated fair value of structured securities at December 31, 2003, summarized by type of security, were as follows (dollars in millions):

                                                                                                 Estimated Fair Value
                                                                                                ---------------------
                                                                                                           Percent of
                                                                                Amortized                      fixed
Type                                                                              Cost         Amount       maturities
----                                                                              ----         ------       ----------
Pass-throughs and sequential and targeted amortization classes...............    $3,690.6      $3,718.1           19%
Planned amortization classes and accretion-directed bonds....................       714.0         713.6            3
Commercial mortgage-backed securities........................................     1,215.8       1,234.7            6
Subordinated classes and mezzanine tranches..................................       183.8         181.9            1
Other........................................................................         2.6           2.7            -
                                                                                 --------      --------           --

   Total structured securities (a)...........................................    $5,806.8      $5,851.0           29%
                                                                                 ========      ========           ==

--------------------

(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.2 million.

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market. Pass-throughs are also used frequently in the dollar roll market and can be used as the collateral when creating collateralized mortgage obligations. Sequential classes are a series of tranches that return principal to the holders of the transaction's various tranches in sequence. Targeted amortization classes offer slightly better structure in return of principal than sequentials when prepayment speeds are close to the speed at the time of creation.

     Planned amortization classes and accretion-directed bonds are generally some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the planned amortization class from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

     Subordinated and mezzanine tranches are classes that provide credit enhancement to the senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout followed by another period of time where prepayments are shared pro rata with senior tranches. Subordinated and mezzanine tranches bear a majority of the risk of loss due to property owner defaults. Subordinated bonds are generally rated "AA" or lower; we typically do not hold securities rated lower than "BB".

     During the four months ended December 31, 2003, we sold $604.9 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $7.3 million. During the first eight months of 2003, we sold $2.7 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $62.4 million. Securities sold at a loss are sold for a number of reasons including but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased related to universal life and investment products.

     Venture Capital Investment in AT&T Wireless Services, Inc.

     Our venture capital investment in AWE was made by our subsidiary which engages in venture capital investment activity. AWE is a company in the wireless communication business. In December 2003, we sold the remaining 4.1 million shares of AWE common stock. In 2002, we sold 10.3 million shares of AWE common stock which generated proceeds of $75.7 million. At December 31, 2002, we held
4.1 million shares of AWE common stock with a value of $25.0 million. We recognized venture capital investment income (losses) of $(5.5) million in the four months ended December 31, 2003; $10.5 million in the eight months ended August 31, 2003; and $(99.3) million and $(42.9) million in 2002 and 2001, respectively, related to this investment.

     Other Investments

     At December 31, 2003, we held mortgage loan investments with a carrying value of $1,139.5 million (or 5.0 percent of total invested assets) and a fair value of $1,174.1 million. Mortgage loans were substantially comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 2003. Realized losses on mortgage loans were not significant in any of the past three years. At December 31, 2003, we had no allowance for losses on mortgage loans (mortgage loans were recorded at market values at August 31, 2003, in conjunction with our adoption of fresh start accounting). Approximately 8 percent, 7 percent, 7 percent and 6 percent of the mortgage loan balance were on properties located in New York, Massachusetts, Florida and Pennsylvania, respectively. No other state accounted for more than 5 percent of the mortgage loan balance.

     The following table shows the distribution of our mortgage loan portfolio by property type as of December 31, 2003 (dollars in millions):

                                                                                  Number of      Carrying
                                                                                    loans          value
                                                                                    -----          -----
Retail..........................................................................     415         $  907.2
Office building.................................................................      48            159.9
Industrial......................................................................      18             39.1
Multi-family....................................................................      13             16.3
Other...........................................................................      53             17.0
                                                                                     ---         --------

   Total mortgage loans.........................................................     547         $1,139.5
                                                                                     ===         ========

     The following table shows our mortgage loan portfolio by loan size (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
Under $5 million................................................................     491         $  719.7
$5 million but less than $10 million............................................      43            296.4
$10 million but less than $20 million...........................................      13            149.7
                                                                                    ----         --------

   Total mortgage loans.........................................................     547         $1,165.8
                                                                                     ===         ========

     The following table summarizes the distribution of maturities of our mortgage loans (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
2004............................................................................      13         $    7.1
2005............................................................................      14              7.1
2006............................................................................      14              2.3
2007............................................................................      28              8.7
2008............................................................................      21             24.3
after 2008......................................................................     457          1,116.3
                                                                                     ---         --------

   Total mortgage loans.........................................................     547         $1,165.8
                                                                                     ===         ========

     At December 31, 2003, we held $915.1 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. At August 31, 2003, we established trading security accounts which are designed to act as a hedge for embedded derivatives related to: (i) our equity-indexed annuity products; and (ii) certain modified coinsurance agreements. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes the investments backing the market strategies of our multibucket annuity products.

     Other invested assets also include: (i) S&P 500 Call Options; and (ii) certain nontraditional investments, including investments in limited partnerships and promissory notes.

     As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. In many cases, such transactions arise from the market demand for mortgage-backed securities to form CMOs. At December 31, 2003, we had investment borrowings of $387.3 million. Such investment borrowings (excluding borrowings related to the GM building) averaged approximately $488.9 million during the four months ended December 31, 2003; and $689.1 million during the eight months ended August 31, 2003 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings (excluding borrowings related to the GM building) was 1.5 percent during the four months ended December 31, 2003; and 1.8 percent during the eight months ended August 31, 2003. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 2003). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that counterparty risk is minimal.

     CONSOLIDATED FINANCIAL CONDITION

     Changes in the Consolidated Balance Sheet

     Changes in our consolidated balance sheet between December 31, 2003 and December 31, 2002, reflect: (i) the reorganization of our capital structure pursuant to the Plan; and (ii) the effect of the sale of CFC.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2003, we increased the carrying value of such investments by $375.2 million as a result of this fair value adjustment.

     Our capital structure was determined in accordance with the terms of the Plan and consisted of: (i) our $1.3 billion Senior Credit Facility; (ii) Class A Preferred Stock with an aggregate liquidation preference of $887.5 million as of December 31, 2003; (iii) warrants to purchase six million shares of common stock; and (iv) 100 million shares of new common stock. Our capital structure as of December 31, 2003, is as follows (dollars in millions):

    Total capital:
       Corporate notes payable .....................................................    $1,300.0
       Shareholders' equity:
          Class A Preferred stock ..................................................       887.5
          Common stock..............................................................         1.0
          Additional paid-in capital................................................     1,641.9
          Accumulated other comprehensive income....................................       218.7
          Retained earnings.........................................................        68.5
                                                                                        --------

              Total shareholders' equity............................................     2,817.6
                                                                                        --------

              Total capital.........................................................    $4,117.6
                                                                                        ========

     The following table summarizes certain financial ratios as of and for the four months ended December 31, 2003:

    Book value per common share....................................................        $19.28
    Ratio of earnings to fixed charges..............................................         1.79x
    Ratio of earnings to fixed charges and preferred dividends......................         1.46x
    Debt to total capital ratios:
       Corporate debt to total capital..............................................           32%
       Corporate debt and preferred stock to total capital..........................           53%

     Contractual Obligations

     The Company's significant contractual obligations as of December 31, 2003, are set forth below (dollars in millions):

                                                                            Payment due in
                                                        -------------------------------------------------------
                                          Total         2004          2005-2006       2007-2008      Thereafter
                                          -----         ----          ---------       ---------      ----------
Notes payable........................    $1,300.0      $ 53.0          $156.0           $306.0        $  785.0
Insurance liabilities (a)............       792.4        91.0           134.3             85.4           481.7
Investment borrowings................       387.3       387.3             -                -               -
Operating leases.....................       117.0        23.0            40.2             29.7            24.1
                                         --------      ------          ------           ------        --------

    Total............................    $2,596.7      $554.3          $330.5           $421.1        $1,290.8
                                         ========      ======          ======           ======        ========

-------------
(a) Such liabilities are comprised primarily of supplemental contracts without life contingencies and structured settlements.

     Refer to the notes to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" and

     "Commitments and Contingencies" for additional information on notes payable and operating leases.

Liquidity for Insurance Operations

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

     In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries from "A- (Excellent)" to "B++ (Very good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best again lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates superior overall performance and a superior ability to meet ongoing obligations to policyholders. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. The rating reflected A.M. Best's view of the uncertainty surrounding our restructuring initiatives and the potential adverse financial impact on our subsidiaries. On September 11, 2003, A.M. Best affirmed its financial strength ratings of our primary insurance companies ("B (Fair)") and removed the ratings from under review, indicating that the ratings outlook is positive. On October 3, 2003, A.M. Best assigned a positive outlook to all of our ratings. According to a press release issued by A.M. Best, the assignment of a positive outlook to Conseco's ratings reflects their favorable view of our bankruptcy reorganization and a number of management initiatives including the sale of the GM building, sale of CFC, restructuring of our investment portfolios, expense reductions, merging of certain subsidiaries, stabilization of surrenders and a commitment in the near-to-medium term to focus on selling higher margin products with lower capital requirements.

     On August 2, 2002, S&P downgraded the financial strength rating of our primary insurance companies from BB+ to B+. On November 19, 2003, S&P assigned a "BB-" counterparty credit and financial strength rating to our primary insurance companies, with the exception of Conseco Senior Health Insurance Company, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. On July 1, 2003, Moody's downgraded the financial strength rating of our primary insurance companies from "Ba3" to "B3". On December 4, 2003, Moody's assigned a "Ba3" rating to our primary insurance companies with the exception of Conseco Senior Health Insurance Company, which was assigned a "Caa1" rating. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are classified as "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims.

     The lowered ratings assigned to our insurance subsidiaries caused sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2002 and 2003. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives we must pay in order to retain them. These events have had a material adverse effect on our financial results.

     As more fully described in the note to our consolidated financial statements entitled "Statutory Information", our two insurance subsidiaries domiciled in Texas entered into consent orders with the Texas Department of Insurance, which were formally released on November 19, 2003. The consent orders applied to all of our insurance subsidiaries and, among other things, restricted the ability of our insurance subsidiaries to pay any dividends or other distributions to any non-insurance company parent without prior approval. State laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs. We have agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent, and periodic reporting of information concerning our financial performance and condition.

     Our insurance subsidiaries experienced increased lapse rates on annuity policies during 2002. Aggregate annuity surrenders have declined in 2003. We believe that the diversity of the investment portfolios of our insurance subsidiaries and the concentration of investments in high-quality, liquid securities provide sufficient liquidity to meet foreseeable cash requirements of our insurance subsidiaries. We believe our insurance subsidiaries could readily liquidate sufficient portions of their investments, if lapses were to increase to the levels experienced in 2002.

Liquidity of the Holding Companies

     Pursuant to the Plan, we entered into the Senior Credit Facility. The Senior Credit Facility consists of two tranches: Tranche A -- $1.0 billion; and Tranche B -- $0.3 billion. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion related to the Senior Credit Facility. Principal repayments are due as follows (dollars in millions):

                                                                           Tranche A                  Tranche B
                                                                           ---------                  ---------
     June 30, 2004....................................................     $   50.0                    $  3.0
     June 30, 2005...................................................          50.0                       3.0
     June 30, 2006.....................................................        50.0                       1.5
     December 31, 2006.................................................        50.0                       1.5
     June 30, 2007.....................................................        75.0                       1.5
     December 31, 2007.................................................        75.0                       1.5
     June 30, 2008.....................................................        75.0                       1.5
     December 31, 2008.................................................        75.0                       1.5
     June 30, 2009.....................................................         -                         1.5
     September 10, 2009................................................       500.0                       -
     December 31, 2009.................................................         -                         1.5
     September 10, 2010................................................         -                       282.0
                                                                           --------                    ------

                                                                           $1,000.0                    $300.0
                                                                           ========                    ======

     At December 31, 2003, Conseco Inc. and CDOC held unrestricted cash of $27.9 million and additional restricted cash of $17.3 million held in trust for the payment of bankruptcy-related professional fees. In addition, our other non-life insurance companies held unrestricted cash of approximately $61.0 million which could be upstreamed to the parent companies if needed.

     Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash Conseco and CDOC receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A further deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could further limit such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; and (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Also, we have agreed with the Texas Department of Insurance to provide up to 30 days prior notice of the payment of dividends by an insurance subsidiary to any non-insurance company parent. As described under the caption "-- Statutory Information", we recently were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, restricted the ability of our insurance subsidiaries to pay any dividends to any non-insurance company parent without prior approval. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future. In addition, we may need to contribute additional capital to improve the RBC ratios of our insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

     We have adopted several initiatives designed to reduce the expense levels that exceed product pricing at our Conseco Insurance Group segment. These initiatives include the elimination of duplicate processing systems by converting all similar systems to a single system. We expect to spend over $35 million on capital expenditures in 2004 (including amounts related to the aforementioned initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

     Under our Senior Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders under the Senior Credit Facility. We have also agreed to meet or maintain various financial ratios. Our ability to meet these financial covenants may be affected by events beyond our control. These requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements (subject to certain remedies), the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts. In January 2004, the Senior Credit Facility was amended to remove requirements that our insurance subsidiaries maintain minimum A.M. Best financial strength ratings. In March 2004, the Senior Credit Facility was amended to change the definition of a financial ratio we are required to maintain. The change was needed to clarify how the ratio is calculated. The definition in the amended facility is consistent with calculations used to determine the original covenant levels.

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. At December 31, 2003, approximately 18 percent of our total insurance liabilities (or approximately $4.5 billion) could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

     We seek to invest our available funds in a manner that will fund future obligations to policyholders, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) have similar cash flow characteristics to the liabilities they support; (ii) are diversified among industries, issuers and geographic locations; and (iii) make up a predominantly investment-grade fixed maturity securities portfolio. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.

     We seek to maximize the total return on our investments through active investment management. Accordingly, we have determined that our entire portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. From time to time, we invest in securities for trading purposes, although such investments account for a relatively small portion of our total portfolio.

     The profitability of many of our products depends on the spreads between the interest yield we earn on investments and the rates we credit on our insurance liabilities. In addition, changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. Approximately 40 percent of our insurance liabilities were subject to interest rates that may be reset annually; 45 percent have a fixed explicit interest rate for the duration of the contract; 10 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rates. As of December 31, 2003, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.7 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2003, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 6.7 years and the duration of our insurance liabilities was approximately 7.2 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in the value of insurance intangibles) would decline in fair value by approximately $625 million if interest rates were to increase by 10 percent from their December 31, 2003 levels. This compares to a decline in fair value of $595 million based on amounts and rates at December 31, 2002. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million. The net realized investment gains during the four months ended December 31, 2003, included: (i) $21.4 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $5.2 billion; net of
(ii) $9.6 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million. The net realized investment losses during the first eight months of 2003 included: (i) $45.9 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $5.4 billion; net of
(ii) $51.3 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During 2002, we recognized net realized investment losses of $556.3 million, compared to net realized investment losses of $340.0 million during 2001. The net realized investment losses during 2002 included: (i) $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; net of (ii) $.5 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $19.5 billion. During 2002, we recognized other-than-temporary declines in value of several of our investments including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.

     The operations of the Company are subject to risk resulting from fluctuations in market prices of our equity securities and venture-capital investments. In general, these investments have more year-to-year price variability than our fixed maturity investments. However, returns over longer time frames have been consistently higher. We manage this risk by limiting our equity securities and venture-capital investments to a relatively small portion of our total investments.

     Our investment in S&P 500 Call Options is closely matched with our obligation to equity-indexed annuity holders. Market value changes associated with that investment are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products.

Inflation

     Inflation rates may impact the financial statements and operating results in several areas. Fluctuations in rates of inflation influence interest rates, which in turn impact the market value of the investment portfolio and yields on new investments. Inflation also impacts the portion of our insurance policy benefits for certain medical coverages affected by increased costs. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CFC - DISCONTINUED FINANCE OPERATIONS

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited from this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, CFC. We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of the finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale in respect of our interest in CFC, nor did any creditors of our Predecessor. The consolidated statement of operations reflects the operations of the discontinued finance business in the caption "Discontinued operations" for all periods. The following tables and narratives discuss CFC's financial condition and results of operations during the periods presented in our consolidated financial statements.

Operating Results of the Discontinued Finance Operations (dollars in millions):

                                                                                                   2002           2001
                                                                                                   ----           ----
Contract originations:
   Manufactured housing......................................................................   $  1,026.7     $ 2,499.5
   Mortgage services.........................................................................      2,535.9       3,043.7
   Retail credit.............................................................................      3,237.9       3,585.8
   Consumer finance - closed-end.............................................................         37.1           -
   Other lines (discontinued in early 2002 or previous periods)..............................        476.8       2,188.3
                                                                                                ----------     ---------

     Total...................................................................................   $  7,314.4     $11,317.3
                                                                                                ==========     =========

Sales of finance receivables:
   Manufactured housing......................................................................   $    398.8     $     3.6
   Mortgage services.........................................................................      1,738.7         833.8
   Consumer finance - closed-end.............................................................          3.3           -
   Other lines (discontinued in early 2002 or previous periods)..............................        462.9         802.3
                                                                                                ----------     ---------

     Total...................................................................................   $  2,603.7     $ 1,639.7
                                                                                                ==========     =========

Managed receivables (average):
   Manufactured housing......................................................................    $24,482.8     $25,979.1
   Mortgage services.........................................................................     10,643.5      12,555.5
   Retail credit.............................................................................      2,702.7       2,248.0
   Consumer finance - closed-end.............................................................      1,218.6       1,735.2
   Other lines (discontinued in early 2002 or previous periods)..............................        709.4       1,856.4
                                                                                                 ---------     ---------

     Total...................................................................................    $39,757.0     $44,374.2
                                                                                                 =========     =========

Revenues:
   Net investment income:
     Finance receivables and other...........................................................    $ 2,074.2     $ 2,169.7
     Retained interest.......................................................................         75.0         125.3
   Gain (loss) on sale of finance receivables................................................        (49.5)         26.9
   Impairment charges........................................................................     (1,449.9)       (386.9)
   Fee revenue and other income..............................................................        273.8         335.8
                                                                                                 ---------     ---------

     Total revenues..........................................................................        923.6       2,270.8
                                                                                                 ---------     ---------

Expenses:
   Provision for losses......................................................................        950.0         537.7
   Finance interest expense..................................................................      1,130.0       1,234.4
   Gain on extinguishment of debt............................................................         (6.3)         (9.9)
   Other operating costs and expenses........................................................        616.0         642.4
   Special charges...........................................................................        121.9          21.5
   Reorganization items......................................................................         17.3           -
                                                                                                 ---------     ---------

     Total expenses..........................................................................      2,828.9       2,426.1
                                                                                                 ---------     ---------

     Loss before income taxes................................................................    $(1,905.3)    $  (155.3)
                                                                                                 =========     =========

     General: CFC had historically provided financing for manufactured housing, home equity, home improvements, consumer products and equipment, and consumer and commercial revolving credit. As a result of the formalization of the plan to sell the finance business and the filing of petitions under the Bankruptcy Code, the finance business is being accounted for as a discontinued business in Conseco's consolidated financial statements. See the note to our consolidated financial statements entitled "Our Recent Emergence From Bankruptcy" for additional information. CFC's finance products included both fixed-term and revolving loans and leases. CFC also marketed physical damage and other credit protection relating to the loans it serviced.

     After September 8, 1999, CFC no longer structured securitizations in a manner that resulted in recording a sale of the loans. Instead, new securitization transactions were structured to include provisions that entitled CFC to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reached a specified level. Until these assets were repurchased, however, the assets remained the property of the special purpose entity and were not available to satisfy the claims of creditors of CFC. In addition, CFC's securitization transactions were structured so that CFC, as servicer for the loans, was able to exercise significant discretion in making decisions about the serviced portfolio. Pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), such discretion required the securitization transactions to be accounted for as secured borrowings whereby the loans and securitization debt remained on the balance sheet, rather than as sales.

     The change to the structure of CFC's securitizations had no effect on the total profit CFC recognized over the life of each new loan, but it changed the timing of profit recognition. Under the portfolio method (the accounting method required for CFC securitizations which were structured as secured borrowings), CFC recognized: (i) earnings over the life of new loans as interest revenues were generated; (ii) interest expense on the securities which were sold to investors in the loan securitization trusts; and (iii) provisions for losses. As a result, CFC's reported earnings from new loans securitized in transactions accounted for under the portfolio method were lower in the period in which the loans were securitized (compared to CFC's historical method) and higher in later periods, as interest spread was earned on the loans.

     Old Conseco's leveraged condition and liquidity difficulties severely impacted the operations of CFC, principally by eliminating CFC's access to the securitization markets. The securitization markets had been CFC's main source of funding. The loss of access to the securitization markets severely affected CFC's ability to originate, purchase and sell loans. In addition, CFC historically relied on these markets to finance the sale of repossessed manufactured housing units which had historically lowered the loss on defaulted loans. CFC's inability to access this market for repossessed manufactured housing units forced CFC to utilize the wholesale channel to dispose of its repossessed units, resulting in higher losses on these portfolios. Increased losses resulted in significant reductions in cash flow from servicing and residual income, as well as CFC being obligated to incur increased amounts of guarantee liabilities on certain securitizations. Additionally, market valuations of CFC's securitization trusts decreased due to uncertainty regarding CFC's liquidity position and its ability to continue to provide servicing for the securitized portfolios, thereby, reducing the value of CFC's retained interest pledged as collateral on its residual facility.

     CFC's liquidity sources (excluding its bank subsidiaries) were a warehouse and a residual facility with Lehman and a postpetition financing facility. CFC's diminished access to the securitization markets and the constrained liquidity under its other funding sources had a material adverse effect on CFC's business and results of operations, resulting in CFC's petition for relief under the Bankruptcy Code. On December 19, 2002, shortly after the filing of the Chapter 11 Cases, CFC obtained debtor-in-possession ("DIP") financing provided by U.S. Bank and FPS DIP LLC, an affiliate of Fortress Investment Group LLC ("Fortress"), J.C. Flowers & Co. LLC. ("Flowers") and Cerberus Capital Management, L.P. ("Cerberus"). The DIP financing motion was granted by the Bankruptcy Court on January 14, 2003. On April 14, 2003, the Bankruptcy Court approved an amendment to the DIP facility to increase the maximum permitted borrowings thereunder, from $125 million to $150 million.

     At December 31, 2002, CFC was in violation of several financial covenants required by its warehouse and residual facilities. CFC entered into a forbearance agreement with Lehman pursuant to which Lehman agreed to temporarily refrain from exercising any rights arising from events of default that occurred under the warehouse and residual facilities as of the date of such forbearance agreement, including certain events of default triggered by CFC not being in compliance with certain financial covenants.

     CFC's residual facility was collateralized by retained interests in securitizations. CFC was required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in the estimated fair value of its retained interests, CFC's collateral was deficient at December 31, 2002 (as calculated in accordance with the relevant transaction documents). Under the terms of the forbearance agreement, Lehman agreed not to cause accelerated repayment of the residual facility based on the collateral deficiency. However, Lehman retained certain cash flows from CFC's retained interests pledged to this facility and applied these cash flows to the margin deficit.

     On October 22, 2002, Conseco announced that its board of directors approved a plan to seek new investors or acquirers for CFC's businesses and that it had engaged the investment banking firms of Lazard Freres & Co., LLC and Credit Suisse First Boston to pursue various alternatives, including securing new investors and/or selling CFC's three primary lines of business: (i) manufactured housing; (ii) mortgage services; and (iii) consumer finance. On December 19, 2002, CFC announced that it had signed a purchase agreement for the sale of substantially all of its assets to CFN. The Bankruptcy Court approved bidding and sales procedures pursuant to which the assets of CFC were sold in a public auction supervised by the Trustee appointed by the Bankruptcy Court, on March 4 and 5 of 2003. On March 14, 2003, the Bankruptcy Court approved the sale of substantially all of the CFC assets to CFN and GE. These sales transactions were completed in the second quarter of 2003.

     Prior to Conseco's October 22, 2002 announcement, CFC was undertaking efforts to restructure its manufactured housing business. Originations had been significantly curtailed and CFC began analyzing potential approaches to reducing the negative cash flow that resulted from the servicing of this portfolio and the payment of guarantees on the B-2 securities issued in connection with securitizations of manufactured housing receivables. As a result of CFC's decreased liquidity position and inability to sell manufactured housing loans in the wholesale market at reasonable prices, CFC suspended originating manufactured housing loans November 25, 2002. As part of the Chapter 11 bankruptcy filing, CFC requested a change in the servicing fee structure for the servicing of manufactured housing portfolios. The contractual servicing rate was 50 bps per annum on receivable balances. On December 18, 2002 the Bankruptcy Court approved an interim order to increase the servicing rate for the manufactured housing portfolios to the lesser of 125 bps per annum based on the balance of the receivables or the costs incurred to service the manufactured portfolio as defined in the motion. During the first quarter of 2003, CFC reached an agreement with bondholders to amend the servicing agreement for the manufactured housing portfolios, which was approved by the Bankruptcy Court on March 14, 2003. The amendment provided for an increase in the servicing fee to 125 bps per annum for one year following closing of the sale of the assets to CFN Investment Holdings, LLC and to 115 bps per annum for subsequent periods based on average unpaid principal balance of finance receivables, excluding those in repossession status.

     During 2000 and 2001, management completed several actions with respect to CFC, including: (i) the sale, closing or runoff of several units (including asset-based lending, vendor leasing, bankcards, transportation and park construction, which are collectively referred to as the "other lines"); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of loan origination operations in the manufactured housing and home equity divisions. The transactions CFC completed to raise cash during 2001 and 2000 included: (i) the sale of a $568.4 million portfolio of high-loan-to-value loans (which generated $80 million of cash after repayment of debt collateralized by the loans); (ii) the sale of a $802.3 million portfolio of vendor services loans (which generated $180 million of cash after repayment of debt collateralized by the loans); (iii) the sale of a 15 percent interest in the interest-only securities and new borrowing agreements collateralized by the interest-only securities (which generated cash of $100 million); (iv) the sale of substantially all of the bankcard (Visa and Mastercard) portfolio (which generated $154 million of cash); (v) the sale of $216.1 million of asset-backed loans (which generated $43 million of cash after repayment of debt collateralized by the loans); (vi) the sale of a $566.0 million portfolio of loans which financed the purchase of trucks (which generated $30 million of cash after repayment of debt collateralized by the loans); and (vii) new or revised borrowing agreements which provided financing for loans not previously pledged under other borrowing agreements (which generated over $300 million of cash). The cash generated from these transactions was primarily used toward the reduction of debt due to Old Conseco of $674.1 million in 2000 and $537.2 million in 2001. These courses of action have caused significant fluctuations in account balances.

     Loan originations in 2002 were $7.3 billion, down 35 percent from 2001. Loan originations in 2001 were $11.3 billion, down 33 percent from 2000. Given CFC's limited liquidity and inability to access the securitization market, CFC discontinued originating certain types of loans. CFC limited future originations primarily to loans that could be sold at a profit in whole-loan sale transactions. CFC discontinued originating manufactured housing loans in November 2002. These decisions and continued constraints on liquidity resulted in origination volume which is significantly lower than in prior periods.

     Sales of finance receivables in 2002 and 2001 include the sale of $2.1 billion and $.8 billion, respectively, of finance receivables, on which CFC recognized a loss of $17.1 million and a gain of $26.9 million, respectively. These sales are further explained below under "Gain on sale of finance receivables". CFC also sold $.5 billion and $.8 billion of certain other finance receivables in 2002 and 2001, respectively, as part of CFC's cash raising arrangements.

     Managed receivables include finance receivables recorded on CFC's consolidated balance sheet and those managed by CFC but held by trusts applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $39.8 billion in 2002, down 10 percent from 2001.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income decreased by 4.4 percent, to $2,074.2 million, in 2002 and increased by 17 percent, to $2,169.7 million, in 2001, consistent with the changes in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were
11.5 percent and 12.6 percent during 2002 and 2001, respectively. The average yields decreased due to the declining interest rate environment, change in product mix of the portfolio and rising delinquencies primarily in CFC's manufactured housing business.

     Net investment income on retained interests is the income recognized on the retained interests in securitizations CFC retained after it sold finance receivables. Such income decreased by 40 percent, to $75.0 million, in 2002 and by 31 percent, to $125.3 million, in 2001. The decrease was consistent with the change in the average balance of retained interests. The weighted average yields earned on retained interests were 12.3 percent and 14.4 percent during 2002 and 2001, respectively. As a result of the change in the structure of CFC's securitizations, securitization transactions were accounted for as secured borrowings and CFC did not recognize gain-on-sale revenue or additions to retained interests from such transactions. In addition, the balance of the retained interests was reduced by $1,077.2 million in 2002 and $264.8 million in 2001 due to impairment charges. Impairment charges are further explained below. The weighted average yield was also adversely affected by the decline in guarantee payments received on certain lower-rated securities in the fourth quarter of 2002.

     Gain (loss) on sales of finance receivables resulted from various loan sale transactions in 2002 and 2001. During 2002, CFC sold $2.1 billion of finance receivables which generated net losses of $17.1 million. In 2002, CFC also recognized a $32.4 million loss to reduce the value of unsecuritized finance receivables, which were being held for eventual sale and had market values below their cost basis. During 2001, CFC sold $1.6 billion of finance receivables which included: (i) $802.3 million vendor services loan portfolio (the value of which was reduced in the fourth quarter of 2000 since the market value of these loans exceeded their cost basis, and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million.

     Fee revenue and other income included servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 18 percent, to $273.8 million, in 2002 and by 8.2 percent, to $335.8 million, in 2001. Such decreases were primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of CFC's securitizations, CFC no longer recorded an asset for servicing rights at the time of its securitizations, nor did CFC record servicing fee revenue; instead, the entire amount of interest income was recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $83.9 million in 2002 and $115.3 million in 2001.

     Provision for losses related to finance operations increased by 77 percent, to $950.0 million, in 2002 and by 56 percent, to $537.7 million, in 2001. These amounts relate to CFC's on-balance sheet finance receivables. CFC's credit losses as a percentage of related loan balances for the on-balance sheet portfolio increased over the last several quarters (2.26 percent, 2.36 percent, 2.53 percent, 2.61 percent, 2.76 percent and 3.74 percent for the quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively). The increases to the provision and CFC's credit losses were due to many factors including: (i) CFC's inability to finance the sale of repossessed assets, resulting in CFC's use of wholesale markets to sell such assets through which recovery rates were significantly lower; (ii) the natural increase in delinquencies in some of CFC's products as they aged into periods in which CFC had historically experienced higher delinquencies; (iii) the increase in retail credit receivables which typically experienced higher credit losses; (iv) economic factors which had resulted in an increase in defaults; and (v) a decrease in the manufactured housing recovery rates when repossessed properties were sold given current industry levels of repossessed assets. At December 31, 2002 and 2001, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 3.21 percent and 2.19 percent, respectively. Under the portfolio method, CFC estimated an allowance for credit losses based upon its assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in CFC's allowance for credit losses were recognized as expense based on CFC's current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization or through impairment charges when assessments of estimated losses had changed.

     At December 31, 2002, CFC had a total of 20,918 unsold manufactured housing properties (11,939 of which relate to off-balance sheet securitizations) in repossession, compared to 15,057 properties (10,814 of which relate to off-balance sheet securitizations) at December 31, 2001. CFC reduced the value of repossessed property to its estimate of net realizable value upon repossession. CFC liquidated 25,017 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 65 percent in 2002 compared to 25,750 units at an average loss severity rate of 57 percent in 2001. The loss severity rate related to the on-balance sheet manufactured housing portfolio was 59 percent in 2002, compared to 49 percent in 2001. The higher industry levels of repossessed manufactured homes which existed in the marketplace in 2002, adversely affected recovery rates, specifically wholesale severity, as other lenders (including lenders who had exited the manufactured home lending business) acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher level of repossessed inventory that existed in the marketplace made it more difficult for CFC to liquidate its inventory at rates it had recovered in the past. CFC also believed the higher average severity rate in 2002 related to the on-balance sheet manufactured housing portfolio was partially due to the increased age of such portfolio.

     During the quarter ended September 30, 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets had been CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. CFC believed that its severity rates had been historically positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units were sold through company-owned sales lots or its dealer network). Since CFC was no longer able to fund the loans made on repossessed homes sold through these channels, sales through these channels decreased and CFC had to rely on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates were significantly lower.

     CFC believed that its historical loss experience had been favorably affected by various loss mitigation policies. Under one such policy, CFC worked with the defaulting obligor and its dealer network to find a new buyer who met CFC's underwriting standards and was willing to assume the defaulting obligor's loan. Under other loss mitigation policies, CFC permitted qualifying obligors (obligors who were currently unable to meet the obligations under their loans, but were expected to be able to meet them in the future under modified terms) to defer scheduled payments or CFC reduced the interest rate on the loan, in an effort to avoid loan defaults.

     Due to the prevailing economic conditions in 2002 and 2001, CFC increased the use of the aforementioned mitigation policies. Based on past experience, CFC believed these policies would reduce the ultimate losses it recognized. If CFC applied loss mitigation policies, CFC generally reflected the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impacted CFC's delinquency ratios. CFC attempted to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies were also considered when CFC determined the value of its retained interests in securitization trusts. Loss mitigation policies were applied to 10.7 percent of average managed accounts in 2002 compared to 8.8 percent in 2001. Such loss mitigation policies were applied to 3.0 percent, 2.7 percent, 2.8 percent and 2.2 percent of average managed accounts during the first, second, third and fourth quarters of 2002, respectively. Due to CFC's liquidity limitations, many loss mitigation policies were curtailed in the fourth quarter of 2002.

     Finance interest expense decreased by 8.5 percent, to $1,130.0 million, in 2002 and increased by 7.1 percent, to $1,234.4 million, in 2001. Such decrease was primarily the result of: (i) lower average borrowing rates; and (ii) decreased borrowings to fund the decreased finance receivables. CFC's average borrowing rate was 6.1 percent and 7.0 percent during 2002 and 2001, respectively. The decrease in average borrowing rates in 2002 as compared to 2001 was primarily due to the decrease in the general interest rate environment between periods and the repurchase and retirement of some of CFC's public debt.

     Other operating costs and expenses included the costs associated with servicing CFC's managed receivables, non-deferrable costs related to originating new loans and other operating costs. Such expense decreased by 4.1 percent, to $616.0 million, in 2002 and by 15 percent, to $642.4 million, in 2001. In 2002, CFC accrued $26.8 million pursuant to judgments issued in two arbitration proceedings. Excluding the litigation accrual, such costs had decreased due to the realization of the benefits from cost saving initiatives and a decrease in origination volumes. In 2001, CFC began to realize some of the cost savings from its restructuring.

     Special charges in 2002 included: (i) the loss of $96.0 million related to the sales of certain finance receivables of $463 million and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements; (ii) a $39.4 million charge for costs associated with various modifications to financing arrangements and recognition of deferred expenses for terminated warehouse facilities; (iii) a $16.3 million charge for the abandonment of computer processing systems; (iv) a $38.1 million benefit due to the reduction in the value of the warrant held by Lehman to purchase five percent of CFC, which was expected to have no value due to CFC's bankruptcy proceedings; and (v) restructuring and other charges of $6.7 million. Special charges recorded in 2001 included: (i) the loss related to the sale of certain finance receivables of $11.2 million; (ii) severance benefits, litigation reserves and other restructuring charges of $12.8 million; (iii) a $7.5 million charge related to the decision to discontinue the sale of certain types of life insurance in conjunction with lending transactions; and (iv) a $10.0 million benefit due to the reduction in the value of the warrant held by Lehman to purchase five percent of CFC which was caused by a decrease in the value of CFC. These charges are described in greater detail in the note to Conseco's consolidated financial statements entitled "Financial Information Regarding CFC."

     Reorganization items were professional fees associated with CFC's bankruptcy proceedings which were expensed as incurred in accordance with SOP 90-7.

     Impairment charges represented reductions in the value of CFC's retained interests in securitization trusts (including interest-only securities and servicing rights) recognized as a loss. CFC carried interest-only securities at estimated fair value and servicing rights at the lower of cost or fair value. Fair value was determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss, interest rate and servicing cost assumptions. CFC considered any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts in the projected cash flows used to determine the value of its retained interests. When declines in value considered to be other than temporary occurred, CFC reduced the amortized cost to estimated fair value and recognized a loss. The assumptions used to determine new values were based on the internal evaluations of CFC's management. Under accounting rules (pursuant to Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20")) which were adopted on July 1, 2000, declines in the value of CFC's retained interests were recognized when:
(i) the fair value of the security was less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security had changed adversely from the previous valuation which determined the carrying value of the security. When both occurred, the security was written down to fair value. The assumptions used to determine new values for CFC's retained interests were based on internal evaluations.

     The determination of the value of CFC's retained interests in securitization trusts required significant judgment. CFC recognized significant charges when the retained interests did not perform as well as anticipated based on CFC's assumptions and expectations. In securitizations to which these retained interests related, CFC had retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. As of December 31, 2002, the total amount of these guarantees was approximately $1.4 billion. CFC considered any potential payments related to these guarantees in the projected cash flows used to determine the value of its retained interests. See the note to Conseco's consolidated financial statements entitled "Financial Information Regarding CFC."

     During 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets had been CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. CFC believed that its loss severity rates historically had been positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units were sold through company-owned sales lots or CFC's dealer network). Since CFC was no longer able to fund the loans made on repossessed homes, sales through these channels ceased and CFC relied on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates were significantly lower. Accordingly, CFC changed the loss severity assumptions used to value its retained interests to reflect the higher loss severity CFC expected to experience in the future. In addition, CFC's previous assumptions reflected its belief that the adverse manufactured housing default experience in recent periods would continue through the first half of 2002 and then improve over time. Default experience did not improve as expected. Accordingly, CFC increased the default assumptions used to value its retained interests to reflect CFC's future expectations based on then current default rates.

     CFC's access to liquidity was further limited during the fourth quarter of 2002. CFC was unable to access alternative funding sources to replace the financing it previously obtained through the securitization markets. Further, CFC continued to experience high levels of delinquencies and foreclosures. As a result of the inability to obtain financing, CFC was required to suspend all originations of manufactured housing loans, including the financing of repossessed manufactured housing units, in the fourth quarter of 2002. In addition, CFC discontinued the use of some of its loss mitigation strategies including its inventory loan assumption program. Prices of used manufactured housing units in the wholesale channels were at historical lows due to the high levels of repossessed manufactured housing inventories available in the market. Accordingly, CFC increased the loss severity and default assumptions used to value its retained interests to reflect CFC's future expectations based on current experience. During 2002, CFC increased the assumption for the expected rates of loss severity (the expected weighted average ratio of losses realized to the principal balance of the foreclosed loans) from 65.4 percent to 89.5 percent. CFC increased the assumption for the expected rates of default (the expected weighted average constant ratio of defaulting loans to the balance of all loans sold) from 2.34 percent to 2.97 percent.

     As a result of the requirements of EITF 99-20 and the assumption changes described above, CFC recognized an impairment charge of $1,077.2 million in 2002 for the retained interests. CFC also recognized a $336.5 million increase in the valuation allowance related to its servicing rights as a result of the changes in assumptions in 2002. The valuation allowance related to the servicing rights increased as a result of changes to the expected future cost of servicing the finance receivables. The levels of delinquent and defaulting loans caused servicing costs to increase. Such assumptions reflected the subordination of the servicing fees to other cash flows in certain securitization transactions. In addition, CFC recognized impairment charges of: (i) $29.3 million to establish a valuation allowance for advances CFC was required to make to the securitization trusts which are estimated to be uncollectible; and (ii) $6.9 million to establish a liability of guarantee payments due to certain holders of lower-rated securities issued by the securitization trusts which CFC was unable to pay.

     CFC recognized an impairment charge of $386.9 million in 2001 which included an impairment charge of $264.8 million related to its interest-only securities. During 2001, CFC's interest-only securities did not perform as well as anticipated. In addition, CFC's expectations regarding future economic conditions changed. Accordingly, CFC increased its loss severity assumptions related to the performance of the underlying loans to be consistent with its expectations. CFC increased the assumption for the expected rates of loss severity (the expected weighted average ratio of losses realized to the principal balance of the foreclosed loans) from 59.8 percent to 65.4 percent. The impairment charge also included a $122.1 million increase in the valuation allowance related to CFC's servicing rights as a result of the changes in assumptions. CFC carries its servicing rights at the lower of carrying value or estimated fair value. Refer to "Finance Receivables and Retained Interests in Securitization Trusts - Retained Interests in Securitization Trusts" for additional discussion of the impairment charge and interest-only securities.

     Finance Receivables and Retained Interests in Securitization Trusts Held by CFC

     Finance Receivables

     CFC completed several actions in an attempt to raise cash and improve its financial position and results of operations. These actions caused significant fluctuations in account balances. See the section above entitled "Operating Results of the Discontinued Finance Operations" for a description of such actions. Finance receivables, including receivables which serve as collateral for the notes issued to investors in securitization trusts of $12,460.0 million at December 31, 2002, summarized by business line and categorized as either a part of CFC's primary lines or a part of other lines (discontinued in previous periods), were as follows (dollars in millions):

                                                                                                December 31,
                                                                                                ------------
                                                                                                     2002
                                                                                                     ----
Primary lines:
   Manufactured housing.......................................................................   $ 7,124.8
   Mortgage services..........................................................................     5,266.6
   Retail credit..............................................................................     2,240.6
   Consumer finance - closed-end..............................................................       443.5
                                                                                                 ---------

                                                                                                  15,075.5
   Less allowance for credit losses...........................................................       646.9
                                                                                                 ---------

     Net finance receivables - for primary lines..............................................    14,428.6
                                                                                                 ---------

Other lines (discontinued in previous periods)................................................        71.4
   Less allowance for credit losses...........................................................        16.9
                                                                                                 ---------

     Net finance receivables - for other lines................................................        54.5
                                                                                                 ---------

     Total finance receivables................................................................   $14,483.1
                                                                                                 =========

     Managed finance receivables by loan type were as follows (dollars in millions):

                                                                                                December 31,
                                                                                                ------------
                                                                                                   2002
                                                                                                   ----
Primary lines:
   Fixed term.................................................................................   $32,901.6
   Revolving credit...........................................................................     2,255.5
Other lines (discontinued in previous periods)................................................       125.4
                                                                                                 ---------

     Total....................................................................................   $35,282.5
                                                                                                 =========

Number of contracts serviced:
   Fixed term contracts - continuing lines....................................................     978,000
   Revolving credit accounts - continuing lines...............................................     835,000
   Other lines (discontinued in previous periods).............................................      54,000
                                                                                                 ---------

     Total....................................................................................   1,867,000
                                                                                                 =========

     Approximately 9 percent, 8 percent, 7 percent and 6 percent of the loans that CFC serviced were in Texas, North Carolina, Florida and Georgia, respectively. No other state comprised more than 5 percent of the loans serviced. In addition, no single contractor, dealer or vendor accounted for more than 1 percent of the total contracts CFC originated.

     The credit quality of managed finance receivables was as follows:

                                                                                                December 31,
                                                                                                ------------
                                                                                                   2002
                                                                                                   ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing.....................................................................     3.62%
     Mortgage services (a)....................................................................     1.47
     Retail credit............................................................................     3.14
     Consumer finance - closed-end............................................................      .91
     Other lines (discontinued in early 2002 or previous periods).............................     8.58
       Total..................................................................................     3.00%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing.....................................................................     3.09%
     Mortgage services........................................................................     2.66
     Retail credit............................................................................     6.33
     Consumer finance - closed-end............................................................     3.09
     Other lines (discontinued in early 2002 or previous periods).............................     3.98
       Total..................................................................................     3.21%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing.....................................................................     3.58%
     Mortgage services (c)....................................................................     5.97
     Retail credit............................................................................      .35
     Consumer finance - closed-end............................................................     1.75
     Other lines (discontinued in early 2002 or previous periods).............................     3.38
       Total..................................................................................     3.92%

--------------------
(a) 60-days-and-over delinquencies excluded loans in the process of foreclosure.
(b) Ratio of: (i) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (ii) total receivables. CFC wrote down the value of its repossessed inventory to estimated realizable value at the time of repossession.
(c) Repossessed collateral inventory included loans in the process of foreclosure.

     The credit quality of on-balance sheet finance receivables was as follows:

                                                                                               December 31,
                                                                                               ------------
                                                                                                  2002
                                                                                                  ----
60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables at period end:
     Manufactured housing.....................................................................    4.61%
     Mortgage services (a)....................................................................    1.30
     Retail credit............................................................................    3.14
     Consumer finance - closed-end............................................................    1.14
     Other lines (discontinued in early 2002 or previous periods).............................    9.77
       Total..................................................................................    3.21%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing.....................................................................    4.35%
     Mortgage services........................................................................    2.07
     Retail credit............................................................................    6.33
     Consumer finance - closed-end............................................................    2.54
     Other lines (discontinued in early 2002 or previous periods).............................    2.97
       Total..................................................................................    3.74%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing.....................................................................    4.93%
     Mortgage services (d)....................................................................    6.02
     Retail credit............................................................................     .35
     Consumer finance - closed-end............................................................    2.08
     Other lines (discontinued in early 2002 or previous periods).............................    2.85
       Total..................................................................................    4.56%

--------------------
(a) 60-days-and-over delinquencies excluded loans in the process of foreclosure.
(b) Ratio of: (i) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (ii) total receivables.
(c) Although the ratio is calculated using the outstanding loan principal balance related to the repossessed inventory, the repossessed inventory was written down to net realizable value at the time of repossession or completed foreclosure.
(d) Repossessed collateral inventory included loans in the process of foreclosure.

     These ratios increased during 2002 primarily as a result of the factors described above under "Provision for losses related to finance operations."

     Retained Interests in Securitization Trusts

     As stated above in the section entitled "Operating Results of the Discontinued Finance Operations", CFC changed the manner in which it structured securitization of loans on September 8, 1999. The securitizations structured prior to the September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, CFC recognized a gain and recorded its retained interest represented by the interest-only security. The interest-only security represented the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. CFC considered any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts in the projected cash flows used to determine the value of its interest-only securities. In some of those securitizations, CFC also retained certain lower-rated securities that were senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $718.7 million, $611.5 million and $548.0 million, respectively, at December 31, 2002.

     The interest-only securities and subordinated securities were carried at estimated fair value. On a quarterly basis, CFC estimated the fair value of these securities by discounting the projected future cash flows using current assumptions. If CFC determined that the differences between the estimated fair value and the book value of these securities was a temporary difference, CFC adjusted shareholders' equity. At December 31, 2002, this adjustment increased the carrying value of the retained interests by $63.5 million to $252.6 million.

     The assumptions CFC used to determine new values were based on its internal evaluations. Although CFC's management believed its methodology was reasonable, many of the assumptions and expectations underlying CFC's determinations were not possible to predict with certainty. Largely as a result of adverse changes in the underlying assumptions (as discussed above in the section entitled "Operating Results of the Discontinued Finance Operations"), CFC recognized impairment charges of $1,077.2 million in 2002 and $386.9 million ($250.4 million after tax) in 2001 to reduce the book value of interest-only securities and servicing rights as described above under "Operating Results of the Discontinued Finance Operations."

     In conjunction with the sale of certain finance receivables, CFC provided guarantees related to the principal and interest payments of certain lower-rated securities issued to third parties by the securitization trusts. Such securities had a total principal balance outstanding of $1.4 billion at December 31, 2002. CFC considered any potential payments related to these guarantees in the projected net cash flows used to determine the value of its retained interests. At December 31, 2002, the net deficit value of CFC's retained interests of $(74.1) million, reflected estimated guarantee payments related to bonds held by others of $326.7 million.

     Effective September 30, 2001, CFC transferred substantially all of its interest-only securities into a securitization trust. The transaction provided a means to finance a portion of the value of its interest-only securities by selling some of the cash flows to Lehman. The transfer was accounted for as a sale in accordance with SFAS 140. However, no gain or loss was recognized because the aggregate fair value of the interest retained by CFC and the cash received from the sale were equal to the carrying value of the interest-only securities prior to their transfer to the trust. The trust is a qualifying special purpose entity and is not consolidated pursuant to SFAS 140. CFC received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $20.4 million at December 31, 2002. CFC continued to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman had the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman was required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment tests for these securities were conducted on a single set of cash flows representing CFC's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security may be offset by positive changes in another. The new structure did not avoid an impairment charge if sufficient positive cash flows in the aggregate were not available (such as was the case at December 31, 2002).

     CFC carried its servicing rights at the lower of carrying value or estimated fair value stratified by product type and year of securitization. To the extent the recorded amount exceeds the fair value for a given strata, CFC established a valuation allowance through a charge to earnings. Such valuation allowance increased by $336.5 million in 2002. The fees CFC received for servicing the securitized portfolio were often subordinate to the interests of other security holders in the trusts.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included under the caption "Market-Sensitive Instruments and Risk Management" in Item 7. "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is incorporated herein by reference.

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Auditors - Successor period.....................................................................  88

Report of Independent Auditors - Predecessor periods..................................................................  89

Consolidated Balance Sheet at December 31, 2003 (Successor)
    and December 31, 2002 (Predecessor)...............................................................................  90

Consolidated Statement of Operations for the four months ended December 31, 2003 (Successor), eight months ended August 31, 2003, and the years ended December 31, 2002 and 2001 (Predecessor)..................  92

Consolidated Statement of Shareholders' Equity for the four months ended December 31, 2003 (Successor), eight months ended August 31, 2003, and the years ended December 31, 2002 and 2001 (Predecessor)..................  94

Consolidated Statement of Cash Flows for the four months ended December 31, 2003 (Successor), eight months ended August 31, 2003, and the years ended December 31, 2002 and 2001 (Predecessor)..................  97

Notes to Consolidated Financial Statements............................................................................  98

                         Report of Independent Auditors

To the Shareholders and Board of Directors
Conseco, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries (Successor Company) at December 31, 2003 and the results of their operations and their cash flows for the period from September 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division confirmed the Company's Sixth Amended Joint Plan of Reorganization (the "Plan") on September 9, 2003. The provisions of the plan are described in detail in Note
1. The Plan was substantially consummated on September 10, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of August 31, 2003.


                                                /s/ PricewaterhouseCoopers LLP
                                                --------------------------------
                                                PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 10, 2004

                         Report of Independent Auditors


To the Shareholders and Board of Directors
Conseco, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries (Predecessor Company) at December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 through August 31, 2003, and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on December 17, 2002 with the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Sixth Amended Joint Plan of Reorganization (the "Plan") was substantially consummated on September 10, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.


                                                 /s/ PricewaterhouseCoopers LLP
                                                 -------------------------------
                                                 PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 10, 2004

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)


                                     ASSETS


                                                                                             Successor          Predecessor
                                                                                           -------------       -------------
                                                                                            December 31,        December 31,
                                                                                                2003               2002
                                                                                                ----               ----
Investments:
     Actively managed fixed maturities at fair value (amortized cost:
       2003 - $19,470.7; 2002 - $18,989.8)...............................................     $19,840.1         $19,417.4
     Equity securities at fair value (cost: 2003 - $71.8; 2002 - $161.4).................          74.5             156.0
     Mortgage loans......................................................................       1,139.5           1,308.3
     Policy loans........................................................................         503.4             536.2
     Trading securities..................................................................         915.1               -
     Venture capital investment in AT&T Wireless Services, Inc. at fair
       value (cost:  2003 - $ -; 2002 - $14.2)...........................................           -                25.0
     Other invested assets ..............................................................         324.1             340.8
                                                                                              ---------         ---------

       Total investments.................................................................      22,796.7          21,783.7

Cash and cash equivalents:
     Unrestricted........................................................................       1,228.7           1,217.6
     Restricted..........................................................................          31.9              51.3
Accrued investment income................................................................         315.5             389.8
Value of policies in force at the Effective Date.........................................       2,949.5               -
Cost of policies purchased...............................................................           -             1,170.0
Cost of policies produced................................................................         101.8           2,014.4
Reinsurance receivables..................................................................         930.5             934.2
Income tax assets........................................................................          24.6             101.5
Goodwill.................................................................................         952.2             100.0
Other intangible assets..................................................................         155.2               -
Assets held in separate accounts and investment trust ...................................          37.7             447.0
Assets of discontinued operations........................................................           -            17,624.3
Other assets.............................................................................         395.8             675.2
                                                                                              ---------         ---------

       Total assets......................................................................     $29,920.1         $46,509.0
                                                                                              =========         =========


                            (continued on next page)














                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                              Successor         Predecessor
                                                                                            -------------      -------------
                                                                                             December 31,       December 31,
                                                                                                 2003              2002
                                                                                                 ----              ----
Liabilities:
     Liabilities for insurance and asset accumulation products:
       Interest-sensitive products........................................................      $12,480.4       $13,122.7
       Traditional products...............................................................       11,431.8         8,318.2
       Claims payable and other policyholder funds........................................          892.3           909.2
       Liabilities related to separate accounts and investment trust......................           37.7           447.0
     Other liabilities....................................................................          573.0           673.5
     Liabilities of discontinued operations...............................................            -          17,624.3
     Investment borrowings................................................................          387.3           669.7
     Notes payable - direct corporate obligations.........................................        1,300.0             -
                                                                                                ---------       ---------

         Total liabilities not subject to compromise......................................       27,102.5        41,764.6
                                                                                                ---------       ---------

     Liabilities subject to compromise....................................................            -           4,873.3
                                                                                                ---------       ---------

         Total liabilities................................................................       27,102.5        46,637.9
                                                                                                ---------       ---------

Commitments and Contingencies

Minority interest:
     Company-obligated mandatorily redeemable preferred securities
       of subsidiary trusts...............................................................            -           1,921.5

Shareholders' equity (deficit):
     Preferred stock......................................................................          887.5           501.7
     Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding at December 31, 2003 - 100,115,772; no par value, 1,000,000,000 shares authorized; shares issued
       and outstanding at December 31, 2002 - 346,007,133)................................            1.0         3,497.0
     Additional paid-in-capital...........................................................        1,641.9             -
     Accumulated other comprehensive income...............................................          218.7           580.6
     Retained earnings (deficit)..........................................................           68.5        (6,629.7)
                                                                                                ---------       ---------

         Total shareholders' equity (deficit).............................................        2,817.6        (2,050.4)
                                                                                                ---------       ---------


         Total liabilities and shareholders' equity (deficit).............................      $29,920.1       $46,509.0
                                                                                                =========       =========









                   The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)

                                                                       Successor                  Predecessor
                                                                     -------------    -----------------------------------
                                                                                                             Years
                                                                      Four months     Eight months           ended
                                                                        ended             ended            December 31,
                                                                      December 31,      August 31,    ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Revenues:
    Insurance policy income.....................................       $1,005.8       $ 2,204.3     $ 3,602.3     $3,992.7
    Net investment income:
       General account assets...................................          427.0           933.3       1,534.1      1,712.5
       Policyholder and reinsurer accounts......................           53.1            25.2        (100.5)      (119.6)
       Venture capital income (loss) related to investment in
         AT&T Wireless Services, Inc............................           (5.5)           10.5         (99.3)       (42.9)
    Net realized investment gains (losses) .....................           11.8            (5.4)       (556.3)      (340.0)
    Gain on sale of interest in riverboat.......................            -               -             -          192.4
    Fee revenue and other income................................           13.3            34.3          70.1         96.9
                                                                       --------       ---------     ---------     --------

       Total revenues...........................................        1,505.5         3,202.2       4,450.4      5,492.0
                                                                       --------       ---------     ---------     --------

Benefits and expenses:
    Insurance policy benefits...................................          967.9         2,138.7       3,332.5      3,588.5
    Provision for losses........................................            -              55.6         240.0        169.6
    Interest expense (contractual interest:  $268.5 for the eight
       months ended August 31, 2003; and $345.3 for 2002).......           36.8           202.5         341.9        400.0
    Amortization................................................          132.9           341.4         822.9        766.8
    Other operating costs and expenses..........................          218.4           422.3         736.2        747.1
    Goodwill impairment.........................................            -               -           500.0          -
    Special charges.............................................            -               -            96.5         80.4
    Gain on extinguishment of debt..............................            -               -            (1.8)       (17.0)
    Reorganization items........................................            -          (2,130.5)         14.4          -
                                                                       --------       ---------     ---------     --------

       Total benefits and expenses..............................        1,356.0         1,030.0       6,082.6      5,735.4
                                                                       --------       ---------     ---------     --------

       Income (loss) before income taxes, minority interest,
         discontinued operations and cumulative effect of
         accounting change......................................          149.5         2,172.2      (1,632.2)      (243.4)

Income tax expense (benefit):

       Tax expense (benefit) on period income (loss)............           53.2           (13.5)         53.1        (57.6)
       Valuation allowance for deferred tax assets..............            -               -           811.2          -
                                                                       --------       ---------     ---------     --------

       Income (loss) before minority interest, discontinued
         operations and cumulative effect of accounting
         change.................................................           96.3         2,185.7      (2,496.5)      (185.8)

Minority interest:
    Distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary
       trusts, net of income taxes..............................            -               -           173.2        119.5
                                                                       --------       ---------     ---------     --------

       Income (loss) before discontinued operations and
         cumulative effect of accounting change ................           96.3         2,185.7      (2,669.7)      (305.3)

Discontinued operations, net of income taxes....................            -              16.0      (2,216.8)      (100.6)
Cumulative effect of accounting change, net of income taxes.....            -               -        (2,949.2)         -
                                                                       --------       ---------     ---------     --------

       Net income (loss)........................................           96.3         2,201.7      (7,835.7)      (405.9)

Preferred stock dividends (contractual
    distributions for 2002 of $2.1).............................           27.8             -             2.1         12.8
                                                                       --------       ---------     ---------     --------

       Net income (loss) applicable to common stock.............       $   68.5       $ 2,201.7     $(7,837.8)    $ (418.7)
                                                                       ========       =========     =========     ========

                                   (continued)

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)

                                                                         Successor
                                                                        -----------
                                                                        Four months
                                                                           ended
                                                                        December 31,
                                                                           2003
                                                                           ----
Earnings per common share:
     Basic:
       Weighted average shares outstanding......................         100,110,000
                                                                         ===========
       Net income...............................................             $.68
                                                                             ====

     Diluted:
       Weighted average shares outstanding......................         143,486,000
                                                                         ===========

       Net income...............................................             $.67
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

                         CONSECO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)


                                                                               Common stock      Accumulated other
                                                                   Preferred  and additional       comprehensive    Retained
                                                          Total      stock    paid-in capital      income (loss)    earnings
                                                          -----      -----    ---------------      -------------    --------

Predecessor balance, December 31, 2000...............  $4,374.4      $486.8       $2,911.8            $(651.0)      $1,626.8

   Comprehensive loss, net of tax:
     Net loss........................................    (405.9)        -              -                  -           (405.9)
     Change in unrealized depreciation of
       investments (net of applicable income tax
       expense of $121.8)............................     212.0         -              -                212.0            -
                                                       --------
         Total comprehensive loss....................    (193.9)

   Issuance of shares pursuant to stock purchase
     contracts related to FELINE PRIDES..............     496.6         -            496.6                -              -
   Issuance of shares pursuant to acquisition of
     ExlService.com, Inc.............................      52.1         -             52.1                -
   Issuance of shares for stock options and for
     employee benefit plans..........................      23.8         -             23.8                -              -
   Payment-in-kind dividends on convertible
     preferred stock.................................      12.8        12.8            -                  -              -
   Dividends on preferred stock......................     (12.8)        -              -                  -            (12.8)
                                                       --------      ------       --------            -------       --------

Predecessor balance, December 31, 2001...............  $4,753.0      $499.6       $3,484.3            $(439.0)      $1,208.1




                          (continued on following page)






















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)
                              (Dollars in millions)


                                                                           Common stock    Accumulated other
                                                               Preferred  and additional     comprehensive      Retained
                                                         Total   stock    paid-in capital    income (loss) earnings (deficit)
                                                         -----   -----    ---------------    ------------  ------------------

Predecessor balance, December 31, 2001
   (carried forward from prior page) .............   $ 4,753.0    $499.6       $3,484.3           $(439.0)     $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss.....................................    (7,835.7)      -              -                 -         (7,835.7)
     Change in unrealized depreciation
       of investments and other (net of
       applicable income tax expense of nil)......     1,019.6       -              -             1,019.6            -
                                                     ---------

         Total comprehensive loss.................    (6,816.1)

   Issuance of shares for stock options and for
     employee benefit plans.......................        12.7       -             12.7               -              -
   Payment-in-kind dividends on convertible
     preferred stock..............................         2.1       2.1            -                 -              -
   Dividends on preferred stock...................        (2.1)      -              -                 -             (2.1)
                                                     ---------    ------       --------          --------      ---------

Predecessor balance, December 31, 2002............   $(2,050.4)   $501.7       $3,497.0          $  580.6      $(6,629.7)



                          (continued on following page)



























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)


                                                                           Common stock    Accumulated other
                                                               Preferred  and additional     comprehensive      Retained
                                                         Total   stock    paid-in capital    income (loss) earnings (deficit)
                                                         -----   -----    ---------------    ------------  ------------------


Predecessor balance, December 31, 2002
   (carried forward from prior page)..............   $(2,050.4)   $501.7      $3,497.0          $ 580.6         $(6,629.7)

   Comprehensive income, net of tax:
     Net income...................................     2,201.7       -             -                -             2,201.7
     Change in unrealized appreciation
       of investments (net of applicable
       income tax benefit of nil).................      (151.6)      -             -             (151.6)              -
                                                     ---------

         Total comprehensive income...............     2,050.1

   Change in shares for employee benefit plans....          .3       -              .3              -                 -
                                                     ---------    ------      --------          -------         ---------

Predecessor balance, August 31, 2003..............         -       501.7       3,497.3            429.0          (4,428.0)

Elimination of Predecessor's
   equity securities..............................    (3,999.0)   (501.7)     (3,497.3)             -                 -
Issuance of Successor's
   equity securities..............................     2,500.0     859.7       1,640.3              -                 -
Fresh start adjustments...........................     3,999.0       -             -             (429.0)          4,428.0
                                                     ---------    ------      --------          -------         ---------

Successor balance, August 31, 2003................     2,500.0     859.7       1,640.3              -                 -

   Comprehensive income, net of tax:
     Net income...................................        96.3       -             -                -                96.3
     Change in unrealized appreciation
       of investments (net of applicable
       income tax expense of $123.0)..............       218.7       -             -              218.7               -
                                                     ---------

         Total comprehensive income...............       315.0

     Issuance of shares for stock options and for
       employee benefit plans.....................         2.6       -             2.6              -                 -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock...............        27.8      27.8           -                -                 -
     Dividends on preferred stock.................       (27.8)      -             -                -               (27.8)
                                                     ---------    ------      --------          -------         ---------

Successor balance, December 31, 2003..............   $ 2,817.6    $887.5      $1,642.9          $ 218.7         $    68.5
                                                     =========    ======      ========          =======         =========













                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                                       Successor                 Predecessor
                                                                    --------------    -----------------------------------
                                                                                                             Years
                                                                      Four months     Eight months           ended
                                                                          ended          ended             December 31,
                                                                      December 31,      August 31,    ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Cash flows from operating activities:
   Insurance policy income......................................       $  876.3        $ 1,876.2    $ 3,041.3    $ 3,518.8
   Net investment income........................................          431.4            933.5      3,323.9      3,913.6
   Fee revenue and other income.................................           13.3             34.3        307.1        389.1
   Insurance policy benefits....................................         (567.9)        (1,466.1)    (1,996.9)    (2,792.8)
   Interest expense.............................................          (25.5)             -       (1,279.6)    (1,570.5)
   Policy acquisition costs.....................................         (111.6)          (287.5)      (509.2)      (667.0)
   Special charges..............................................            -                -          (47.2)       (29.5)
   Reorganization items.........................................            -              (26.5)       (31.7)         -
   Other operating costs........................................         (254.7)          (360.8)    (1,406.1)    (1,466.8)
   Taxes........................................................           77.8             44.2       (105.9)        29.8
                                                                       --------        ---------    ---------    ---------

       Net cash provided by operating activities................          439.1            747.3      1,295.7      1,324.7
                                                                       --------        ---------    ---------    ---------

Cash flows from investing activities:
   Sales of investments.........................................        5,163.7          5,378.9     19,465.4     24,179.7
   Maturities and redemptions of investments....................        1,003.2          1,854.7      1,623.9      1,381.4
   Purchases of investments.....................................       (5,593.3)        (7,385.9)   (19,879.4)   (25,509.5)
   Cash received from the sale of finance receivables,
     net of expenses............................................            -                -        2,372.9        867.2
   Finance receivables originated...............................            -                -       (7,877.9)   (12,320.3)
   Principal payments received on finance receivables...........            -                -        8,294.0      8,611.3
   Cash held by Conseco Finance Corp. and classified as
     assets held by discontinued operations.....................            -                -         (562.3)         -
   Change in restricted cash....................................           (6.8)            26.2          3.4         27.3
   Other........................................................            1.4            (19.6)       (27.6)      (136.7)
                                                                       --------        ---------    ---------    ---------

       Net cash provided (used) by investing activities ........          568.2           (145.7)     3,412.4     (2,899.6)
                                                                       --------        ---------    ---------    ---------

Cash flows from financing activities:
   Amounts received for deposit products........................          479.6          1,272.7      4,584.8      4,204.8
   Withdrawals from deposit products............................         (583.5)        (1,784.2)    (5,682.8)    (4,489.4)
   Issuance of notes payable....................................            -                -        6,671.9     12,160.5
   Payments on notes payable....................................            -                -      (10,481.3)   (10,480.5)
   Ceding commission received on reinsurance transaction........            -                -           83.0          -
   Change in cash held in restricted accounts for settlement
     of borrowings..............................................            -                -          (13.0)      (241.8)
   Investment borrowings........................................         (837.1)          (145.3)    (1,573.0)     2,022.9
   Issuance of common and convertible preferred shares..........            -                -            -            4.1
   Dividends on common and preferred shares and
     distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary trusts.......            -                -          (86.2)      (181.2)
                                                                       --------        ---------    ---------    ---------


       Net cash provided (used) by financing activities.........         (941.0)          (656.8)    (6,496.6)     2,999.4
                                                                       --------        ---------    ---------    ---------

       Net increase (decrease) in cash and cash equivalents.....           66.3            (55.2)    (1,788.5)     1,424.5

Cash and cash equivalents, beginning of the period..............        1,162.4          1,217.6      3,006.1      1,581.6
                                                                       --------        ---------    ---------    ---------

Cash and cash equivalents, end of the period....................       $1,228.7        $ 1,162.4    $ 1,217.6    $ 3,006.1
                                                                       ========        =========    =========    =========




                   The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


     1. OUR RECENT EMERGENCE FROM BANKRUPTCY

     Conseco, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation ("Old Conseco"), in connection with our bankruptcy reorganization. The terms "Conseco", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries and, unless the context requires otherwise, Old Conseco and its subsidiaries. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     We conduct our business operations through two primary operating segments, based on method of product distribution, and a third segment comprised of businesses in run-off:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and fixed annuities to the senior market through approximately 4,000 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 independent marketing organizations ("IMOs") that represent over 9,100 producing independent agents. This segment markets its products under the "Conseco" brand.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold through independent agents and major medical insurance.

     We also have a corporate segment, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     On December 17, 2002 (the "Petition Date"), Old Conseco and certain of its non-insurance company subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003 (the "Confirmation Date"), and became effective on September 10, 2003 (the "Effective Date"). Upon the confirmation of the Plan, we implemented fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). References in these consolidated financial statements to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after giving effect to the implementation of fresh start reporting. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003. The activity of the Company for the period from September 1, 2003 through September 10, 2003 is therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations. We believe the net income impact of the use of a convenience date is immaterial.

     The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, fully secured claims and certain intercompany claims, and the distribution of new equity securities (including warrants) to partially secured and unsecured creditors of our Predecessor. Holders of claims arising under our Predecessor's $1.5 billion senior bank credit facility also received a pro rata interest in our Senior Credit Facility. Holders of our Predecessor's common stock and preferred stock did not receive any distribution under the Plan, and these securities, together with all other prepetition securities and the $1.5 billion senior bank credit facility of our Predecessor, were cancelled on the Effective Date.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     On the Effective Date, under the terms of the Plan, we emerged from the bankruptcy proceedings with a capital structure consisting of:

     o    our $1.3 billion Senior Credit Facility;

     o approximately 34.4 million shares of Class A Preferred Stock with an initial aggregate liquidation preference of approximately $859.7 million;

     o 100.0 million shares of common stock, excluding shares issued to our new non-executive chairman upon his appointment and shares issued or to be issued to directors, officers or employees under a new equity incentive plan; and

     o warrants to purchase 6.0 million shares of our common stock (the "Series A Warrants ").

     Under the terms of the Plan, we distributed the equity securities to the creditors of our Predecessor in the amounts outlined below:

     o lenders under our Predecessor's senior bank credit facility and director and officer loan program received approximately 34.4 million shares of our Class A Preferred Stock, with an initial aggregate liquidation preference of $859.7 million;

     o holders of our Predecessor's senior notes received approximately 32.3 million shares of our common stock;

     o holders of our Predecessor's guaranteed senior notes received approximately 60.6 million shares of our common stock;

     o holders of our Predecessor's general unsecured claims received approximately 3.8 million shares of our common stock; and

     o holders of trust preferred securities issued by our Predecessor's subsidiary trusts received approximately 1.5 million shares of our common stock and Series A Warrants to purchase 6.0 million shares of our common stock at an exercise price of $27.60 per share.

     The distribution of our common stock summarized above represents approximately 98 percent of all of the shares of common stock to be distributed under the Plan. As of December 31, 2003, approximately 1.8 million of our outstanding shares of common stock have been reserved for distribution under the Plan in respect of disputed claims, the resolution of which is still pending. If reserved shares remain after resolution of these disputed claims, then the reserved shares will be reallocated to other general unsecured creditors of our Predecessor as provided for under the Plan.

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, Conseco Finance Corp. ("CFC"). We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of the finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale in respect of our interest in CFC, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of CFC on our Predecessor's consolidated balance sheet. See the note to the consolidated financial statements entitled "Financial Information Regarding CFC" for information regarding this discontinued operation.

     2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7. Accordingly, all prepetition liabilities subject to compromise as of December 31, 2002, have been segregated in the Predecessor's consolidated balance sheet and classified as "liabilities subject to compromise" at the estimated amount of allowable claims.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 cases are expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was paid during the Chapter 11 cases. The Company recognized expenses associated with the Chapter 11 cases for fees payable to professionals to assist with the Chapter 11 cases totaling $70.9 million in the eight months ended August 31, 2003, and $14.4 million in 2002.

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

     During the third quarter of 2002, Old Conseco entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), its wholly owned subsidiary and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as discontinued operations in all periods presented in the accompanying consolidated statement of operations. See the note to the consolidated financial statements entitled "Financial Information Regarding CVIC."

     During 2001, we stopped renewing a large portion of our major medical lines of business. These lines of business are referred to herein as the "major medical business in run-off". These actions had a significant effect on the Predecessor's operating results during 2001. These lines had pre-tax losses of $130.3 million in 2001 including a write off of $77.4 million of the cost of policies produced and the cost of policies purchased related to this business that is not recoverable.

     On July 31, 2001, we completed the acquisition of ExlService.com, Inc. ("Ex1"), a firm that specializes in customer service and backroom outsourcing with operations in India. Old Conseco issued 3.4 million shares of our common stock in exchange for Ex1's common stock. The total value of the transaction was $52.1 million. The Old Conseco Board of Directors (without Gary C. Wendt, the Company's former Chief Executive Officer, voting) approved the transaction, after receiving the recommendation of a special committee of outside directors. Mr. Wendt was one of the founders of Exl. Mr. Wendt and his wife owned 20.3 percent of Exl and his other relatives owned an additional 9.4 percent. Mr. Wendt and his wife received 692,567 shares of Old Conseco common stock in the transaction (worth approximately $9.7 million at the time the agreement was negotiated). However, these shares were restricted until Old Conseco recovered its $52.1 million acquisition price through cost savings achieved by transferring work to Exl and/or pre-tax profits from services provided to third parties by Exl. The shares also become unrestricted upon a change of control of 51 percent of the outstanding shares of Old Conseco common stock. In November 2002, Old Conseco completed the sale of Exl and recognized a loss of $20.0 million on the transaction. Old Conseco had previously written off a significant portion of the value of this investment in conjunction with the impairment charge related to goodwill pursuant to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") described below under "Recently Issued Accounting Standards". Since Old Conseco did not recover the acquisition price prior to its sale of Exl, the shares held by Mr. Wendt and his wife remained restricted and were cancelled pursuant to the Plan.

     For certain other special purpose entities related to our investment portfolio, we consider the requirements of Emerging Issues Task Force Issue Topic D-14, "Transactions Involving Special-Purpose Entities" ("EITF D-14") in determining whether to consolidate such entities. We consolidate such entities if: (i) an independent third party has not made a substantial capital investment in the entity; (ii) such independent third party does not control the activities of the entity; and (iii) the independent party does not retain substantial risks and rewards of the special purpose entity's assets. See the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information.

     The accompanying financial statements include the accounts of the Company and all of its wholly owned insurance subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 2002 and 2001 consolidated financial statements and notes to conform with the 2003 presentation. These reclassifications have no effect on net income (loss) or shareholders' equity (deficit).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     3. FRESH START REPORTING

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

                                                                                    Debt             Fresh
                                                                 Predecessor    discharge and        start       Successor
                                                              balance sheet(a) reorganization(b)  adjustments   balance sheet
                                                              ---------------- -----------------  -----------   -------------
Assets:
    Investments ..............................................     $22,018.3     $       -        $1,043.5  (c)  $23,101.3
                                                                                                      39.5  (d)
    Cash and cash equivalents.................................       1,187.5             -            28.4  (c)    1,215.9
    Accrued investment income.................................         304.6             -             -             304.6
    Value of policies in force at the Effective Date..........           -               -         3,102.6  (e)    3,102.6
    Cost of policies purchased................................       1,099.2             -        (1,099.2) (e)        -
    Cost of policies produced.................................       2,019.5             -        (2,019.5) (e)        -
    Reinsurance receivables...................................         878.3             -            44.3  (f)      922.6
    Goodwill..................................................          99.4             -         1,042.2  (f)    1,141.6
    Other intangible assets...................................           -               -           157.8  (f)      157.8
    Income tax assets.........................................          88.0             -             -              88.0
    Assets held in separate accounts and investment trust.....          87.7             -             -              87.7
    Other assets..............................................         535.6             -            10.1  (f)      545.7
                                                                   ---------     -----------      --------       ---------

         Total assets.........................................     $28,318.1     $       -        $2,349.7       $30,667.8
                                                                   =========     ===========      ========       =========

Liabilities:
    Liabilities for insurance and asset accumulation products.     $22,175.6     $       -        $2,592.1  (g)  $24,767.7
    Other liabilities.........................................         868.1             -           (23.2) (f)      875.7
                                                                                                      30.8  (c)
    Investment borrowings.....................................         524.4             -           700.0  (c)    1,224.4
    Notes payable - direct corporate obligations..............           -           1,300.0           -           1,300.0
                                                                   ---------     -----------      --------       ---------

         Total liabilities not subject to compromise..........      23,568.1         1,300.0       3,299.7        28,167.8

    Liabilities subject to compromise.........................       6,951.4        (6,951.4)           -              -
                                                                   ---------     -----------      --------       ---------

         Total liabilities ...................................      30,519.5        (5,651.4)      3,299.7        28,167.8
                                                                   ---------     -----------      --------       ---------

Shareholders' equity (deficit):
    Convertible preferred stock...............................         501.7             -          (501.7)            -
    Convertible exchangeable preferred stock..................           -             859.7           -             859.7
    Common stock and additional paid-in capital...............       3,497.3         1,640.3      (3,497.3)        1,640.3
    Retained earnings (accumulated deficit)...................      (6,629.4)        3,151.4       3,478.0             -
    Accumulated other comprehensive income....................         429.0             -          (429.0)            -
                                                                   ---------     -----------      --------       ---------

         Total shareholders' equity (deficit).................      (2,201.4)        5,651.4        (950.0)        2,500.0
                                                                   ---------     -----------      --------       ---------

Total liabilities and shareholders' equity (deficit)..........     $28,318.1     $       -        $2,349.7       $30,667.8
                                                                   =========     ===========      ========       =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

-----------------
     (a) Predecessor balance sheet as of August 31, 2003, prior to the recording of the discharge of prepetition liabilities and the effects of the fresh start adjustments.

     (b) The fresh start balance sheet reflects the reorganization value for Conseco of $3,800.0 million. After deducting from Conseco's reorganization value the long-term indebtedness of Conseco at the Effective Date, consisting of $1,300.0 million of indebtedness under the new senior secured bank credit facility, the total equity of Conseco is $2,500.0 million. After deducting from Conseco's total equity the value of the new Preferred Stock of $859.7 million, the value of the new common stock is $1,640.3 million. These adjustments also reflect the gain on the discharge of prepetition liabilities.

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

     (d) The values of our mortgage loans, policy loans and other invested assets were adjusted to market value at the Effective Date. In addition, the cost basis of our actively managed fixed maturities was increased to recognize all of the unrealized appreciation based on the Predecessor cost basis at the Effective Date.

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

     (g) The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals and lapses. These reserves include amounts for estimated future payment of claims based on actuarial assumptions. Many factors can affect these reserves, such as economic conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra contractual damage awards. The balance is based on the Company's best estimate (with assistance from an independent actuarial firm) of the future performance of this business, given recent and expected future changes in experience. Adjustments to the Predecessor's liabilities for insurance and asset accumulation products are further discussed in the note to the consolidated financial statements entitled "Liabilities for Insurance and Asset Accumulation Products".

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following summary explains the significant accounting policies we use to prepare our financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and the Securities and Exchange Commission (the "SEC").

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

     At August 31, 2003, we established trading security accounts which are designed to act as a hedge for embedded derivatives related to: (i) our equity-indexed annuity products; and (ii) certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes the investments backing the market strategies of our multibucket annuity products. The change in market value of these securities is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $915.1 million at December 31, 2003. The change in the market value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts).

     Equity securities include investments in common stock and non-redeemable preferred stock. We carry these investments at estimated fair value. We record any unrealized gain or loss, net of tax and related adjustments, as a component of shareholders' equity. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations.

     Mortgage loans held in our investment portfolio are carried at amortized unpaid balances, net of provisions for estimated losses.

     Policy loans are stated at their current unpaid principal balances.

     Venture capital investment in AT&T Wireless Services, Inc. ("AWE") is carried at fair value, with changes in such value recognized as investment income (loss). In December 2003, we sold the remaining 4.1 million shares of AWE common stock. In 2002, we sold 10.3 million shares of AWE common stock which generated proceeds of $75.7 million. At December 31, 2002, we held 4.1 million shares of AWE common stock with a value of $25.0 million. We recognized venture capital investment income (losses) of $(5.5) million in the four months ended December 31, 2003; $10.5 million in the eight months ended August 31, 2003; and $(99.3) million and $(42.9) million in 2002 and 2001, respectively, related to this investment.

     Other invested assets include: (i) Standard & Poor's 500 Index Call Options ("S&P 500 Call Options"); and (ii) certain non-traditional investments. We carry the S&P 500 Call Options at estimated fair value as further described below under "Accounting for Derivatives". Non-traditional investments include investments in certain limited partnerships and promissory notes; we account for them using either the cost method, or for investments in partnerships, the equity method.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security (other than trading securities or venture capital investments), we report the difference between the sale proceeds and amortized cost (determined based on specific identification) as a realized investment gain or loss.

     We regularly evaluate all of our investments based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's fair value that is other than temporary, we treat it as a

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

realized investment loss and reduce the cost basis of the security to its estimated fair value.

     Cash and Cash Equivalents

     Cash and cash equivalents include commercial paper, invested cash and other investments purchased with original maturities of less than three months. We carry them at amortized cost, which approximates estimated fair value.

     Provision for Losses

     During 2003, 2002 and 2001, we established additional provisions for losses related to our guarantees of bank loans and the related interest loans to approximately 155 current and former directors, officers and key employees for the purchase of the common stock of Old Conseco (see the note to the consolidated financial statements entitled "Commitments and Contingencies" for additional information on this provision).

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

     When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced related to the replaced contract is immediately written off. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs related to the replaced contracts which continue to be deferred were nil in the four months ended December 31, 2003; $2.9 million in the eight months ended August 31, 2003; and $7.6 million and $10.0 million in 2002 and 2001, respectively.

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

     The cost assigned to the right to receive future cash flows from contracts existing at August 31, 2003 is referred to as the cost of policies inforce as of the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described above.

     The discount rate we used to determine the value of the cost of policies inforce as of the Effective Date is the rate of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

return which management of the Company (with assistance from an independent actuarial firm) believes would be required by a purchaser of the business based on conditions existing as of the Effective Date. In determining this required rate of return, we considered many factors including: (i) the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows; (ii) market rates of interest that would be applicable to an acquisition of the business; (iii) the likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws; (iv) the compatibility of the business with our future business plans that may favorably affect future cash flows; (v) the complexity of the business; and (vi) recent prices (i.e., discount rates used in determining valuations) paid by others to acquire similar blocks of business. The weighted average discount rate we used to determine the value of business inforce as of the Effective Date was 12 percent.

     The Company expects to amortize approximately 10 percent of the December 31, 2003 balance of the value of policies inforce at the Effective Date in 2004, 10 percent in 2005, 9 percent in 2006, 8 percent in 2007 and 8 percent in 2008.

     Goodwill

     Upon our emergence from bankruptcy, we revalued our assets and liabilities to current estimated fair value and established our capital accounts at the reorganization value determined in connection with the Plan. We recorded the $1,141.6 million of the reorganization value which could not be attributed to specific tangible or identified intangible assets as goodwill. Under current accounting rules (which became effective January 1, 2002) goodwill is not amortized but is subject to an annual impairment test (or more frequent under certain circumstances). We obtained an independent appraisal of our business in connection with the preparation of the Plan and our implementation of fresh start accounting.

     Although the goodwill balance will not be subject to amortization, it will be reduced by future use of the Company's net deferred income tax assets (including the tax operating loss carryforwards) existing at August 31, 2003 (such balance was reduced by $189.4 million in the four months ended December 31, 2003). A valuation allowance has been provided for the remaining balance of such net deferred income tax assets due to the uncertainties regarding their realization. See the note entitled "Income Taxes" for further discussion.

     Changes in the carrying amount of goodwill are as follows (dollars in millions):

                                                                         Successor
                                                                       -------------
                                                                        Four months
                                                                           ended
                                                                        December 31,
                                                                           2003
                                                                           ----
Goodwill balance, beginning of period................................     $1,141.6
Recognition of tax valuation reserve established at the
     Effective Date..................................................       (189.4)
                                                                          --------

Goodwill balance, end of period......................................     $  952.2
                                                                          ========

     Reorganization Items

     Reorganization items represent amounts the Predecessor incurred as a result of its Chapter 11 reorganization, and are presented separately in the consolidated statement of operations. These items consist of the following (dollars in millions):

                                                                       Eight months               Year
                                                                           ended                  ended
                                                                      August 31, 2003       December 31, 2002
                                                                      ---------------       -----------------
       Gain on discharge of prepetition liabilities..................    $ 3,151.4               $  -
       Fresh start adjustments.......................................       (950.0)                 -
       Professional fees.............................................        (70.9)               (14.4)
                                                                         ---------               ------

           Total reorganization items................................    $ 2,130.5               $(14.4)
                                                                         =========               ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Liabilities Subject to Compromise

     Under the Bankruptcy Code, actions by creditors to collect indebtedness owed prior to the Petition Date were stayed and certain other prepetition contractual obligations could not be enforced against the Filing Entities. The Filing Entities received approval from the Court to pay certain prepetition liabilities including employee salaries and wages, benefits and other employee obligations. All other prepetition liabilities were classified as "liabilities subject to compromise" in the December 31, 2002 consolidated balance sheet.

     The following table summarizes the components of the liabilities included in the line "liabilities subject to compromise" in our consolidated balance sheet at December 31, 2002 (dollars in millions):

                                                                         Predecessor
                                                                         -----------
Other liabilities:
    Liability for guarantee of bank loans to former directors and current and former officers and key employees of Old Conseco
       to purchase common stock of Old Conseco.........................   $  480.8
    Interest payable...................................................      171.6
    Accrual for distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts of
       Old Conseco.....................................................       90.1
    Liability for retirement benefits pursuant to executive
       employment agreements...........................................       22.6
    Liability for deferred compensation................................        2.3
    Other liabilities..................................................       48.8
                                                                          --------

       Total other liabilities subject to compromise...................      816.2

Notes payable - direct corporate obligations...........................    4,057.1
                                                                          --------

       Total liabilities subject to compromise.........................   $4,873.3
                                                                          ========


     Other Intangible Assets

     In conjunction with our adoption of fresh start accounting, we identified certain intangible assets other than goodwill. We determined the value of these assets with assistance from an independent valuation firm. In accordance with SFAS 142, other intangible assets with indefinite lives are not amortized, but are subject to impairment tests on an annual basis (or more frequent under certain circumstances). SFAS 142 requires intangible assets with finite useful lives to be amortized over their estimated useful lives and to be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). We amortize the value of our career agency force and our independent agency force over their estimated useful lives of 15 years using the straight line method. We continually evaluate the reasonableness of the useful lives of these assets.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following summarizes other identifiable intangible assets as of December 31, 2003 (dollars in millions):

                                                                           Successor
                                                                           ---------
       Indefinite lived other intangible assets:
          Trademarks and tradenames......................................   $ 25.1
          State licenses and charters....................................     17.0
                                                                            ------

              Total indefinite lived other intangible assets.............     42.1
                                                                            ------

       Finite lived other intangible assets:
          Career agency force............................................     64.7
          Independent agency force.......................................     49.8
          Other..........................................................      1.2
          Less accumulated amortization..................................     (2.6)
                                                                            ------

              Total finite lived other intangible assets.................    113.1
                                                                            ------

       Total other intangible assets.....................................   $155.2
                                                                            ======

     Assets Held in Separate Accounts and Investment Trust

     Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims that may arise out of any other business of Conseco. We report separate account assets at market value; the underlying investment risks are assumed by the contractholders. We record the related liabilities at amounts equal to the market value of the underlying assets. We record the fees earned for administrative and contractholder services performed for the separate accounts in insurance policy income.

     In addition, prior to its liquidation in the third quarter of 2003, we held investments in a trust for the benefit of the purchasers of certain products of our asset management subsidiary. Because we held the residual interests in the cash flows from the trust and actively managed its investments, we were required to include the accounts of the trust in our consolidated financial statements. We recorded the fees earned for investment management and other services provided to the trust as fee revenue. See the caption "Brickyard Trust" in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for further information on these investments.

     Recognition of Insurance Policy Income and Related Benefits and Expenses on Insurance Contracts

     Generally, we recognize insurance premiums for traditional life and accident and health contracts as earned over the premium-paying periods. We establish reserves for future benefits on a net-level premium method based upon assumptions as to investment yields, mortality, morbidity, withdrawals and dividends. We record premiums for universal life-type and investment-type contracts that do not involve significant mortality or morbidity risk as deposits to insurance liabilities. Revenues for these contracts consist of mortality, morbidity, expense and surrender charges. We establish reserves for the estimated present value of the remaining net costs of all reported and unreported claims.

     Reinsurance

     In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we ceded 80 percent of the inforce traditional life business of our subsidiary, Bankers Life and Casualty Company, to Reassure America Life Insurance Company (rated A+ by A.M. Best Company, or "A.M. Best"). The total insurance liabilities ceded pursuant to the contract were approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million were approved by the appropriate state insurance departments and the dividends were paid to Old Conseco. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

     On June 28, 2002, we completed a reinsurance transaction pursuant to which we ceded 100 percent of the traditional life and interest-sensitive life insurance business of our subsidiary, Conseco Variable Insurance Company, to Protective Life Insurance Company (rated A+ by A.M. Best). The total insurance liabilities ceded pursuant to the contract were

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

approximately $470 million. Our insurance subsidiary received a ceding commission of $49.5 million.

     During the second quarter of 2002, one of our subsidiaries, Colonial Penn Life Insurance Company (formerly known as Conseco Direct Life Insurance Company), ceded a block of graded benefit life insurance policies to an unaffiliated company pursuant to a modified coinsurance agreement. Our subsidiary received a ceding commission of $83.0 million. The cost of policies purchased and the cost of policies produced were reduced by $123.0 million and we recognized a loss of $39.0 million related to the transaction.

     In the normal course of business, we seek to limit our exposure to loss on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. If any reinsurer could not meet its obligations, the Company would assume the liability. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $92.1 million in the four months ended December 31, 2003; $196.4 million in the eight months ended August 31, 2003; and $327.8 million and $249.4 million in 2002 and 2001, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $94.3 million in the four months ended December 31, 2003; $199.2 million in the eight months ended August 31, 2003; and $323.6 million and $201.3 million in 2002 and 2001, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $31.9 million in the four months ended December 31, 2003; $57.3 million in the eight months ended August 31, 2003; and $78.7 million and $146.0 million in 2002 and 2001, respectively.

     See "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. As of December 31, 2003, a valuation allowance has been provided for the entire balance of the net deferred tax asset as the realization of the net deferred tax asset is uncertain.

     Investment Borrowings

     As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are substantially the same as the securities sold (rather than being the same security). Such borrowings (excluding borrowings related to the GM building) averaged $488.9 million during the four months ended December 31, 2003; $689.1 million during the eight months ended August 31, 2003; and $1,155.8 million during 2002. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.5 percent during the four months ended December 31, 2003; 1.8 percent during the eight months ended August 31, 2003; and 1.3 percent during 2002. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

of the short-term investments (such excess was not material at December 31, 2003). We believe the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

     Use of Estimates

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, the value of policies inforce at the Effective Date, certain investments, assets and liabilities related to income taxes, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals and liabilities related to guarantees of bank loans and the related interest loans to certain former directors and certain current and former officers and key employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

     Accounting for Derivatives

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the "participation rate") over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income. Option costs that are attributable to benefits provided were $19.1 million during the four months ended December 31, 2003; $53.5 million during the eight months ended August 31, 2003; and $97.5 million and $119.0 million during 2002 and 2001, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $61.3 million in the four months ended December 31, 2003; $78.7 million in the eight months ended August 31, 2003; and $(3.0) million and $4.8 million in 2002 and 2001, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $97.2 million and $32.8 million at December 31, 2003 and 2002, respectively. We classify these instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products" was $214.7 million and $301.9 million at December 31, 2003 and 2002, respectively. We have transferred a specified block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative which is caused by interest rate fluctuations.

     On June 29, 2001, we entered into interest rate swap agreements to convert the fixed rate on our senior notes (10.75 percent) to a variable rate based on LIBOR plus 4.75 percent. In accordance with the requirements of SFAS 138, the change in the fair value of the interest rate swap and the gain or loss on the hedged senior notes attributable to the hedged interest rate risk were recorded in current-period earnings. Because the terms of the interest rate swap agreements substantially matched the terms of the senior notes, the gain or loss on the swap and the senior notes was generally equal and offsetting (although the effective interest rate on our debt was affected).

     In early October 2001, we terminated these interest rate swap agreements for cash proceeds of $19.0 million (the value of the terminated swap agreements). No gain was recognized upon the termination of the interest rate swap agreements. Instead, the change in the fair value of the senior notes recorded while the interest rate swaps were outstanding was amortized as a reduction to interest expense over the remaining life of our senior notes until such notes were discharged in accordance

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

 with the Plan.

     In October 2001, we also entered into new interest rate swap agreements to replace the terminated agreements which converted the fixed rate on our 10.75% senior notes to a variable rate based on LIBOR plus 5.7525 percent. Such interest rate swap agreements were terminated in April 2002 generating cash proceeds of $3.5 million. Such amount represented $11.9 million of cash due to the Company pursuant to the terms of the swaps, net of $8.4 million which represented the fair value of the interest rate swaps on the date of termination. The $8.4 million was amortized as additional interest expense over the remaining life of our senior notes until such notes were discharged in accordance with the Plan.

     The Company entered into a forward sale contract related to a portion of its venture capital investment in AWE. Such contract was carried at market value, with the change in such value being recognized as venture capital income
(loss). The value of the derivative fluctuated in relation to the AWE common stock it related to. In the third quarter of 2002, we agreed with the counterparties to unwind the forward sale contract. The net effect of unwinding the forward purchase contract resulted in a small gain.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2003, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. We have determined that certain of our reinsurance payable balances contain embedded derivatives. Such derivatives had an estimated fair value of $20.9 million and $27.2 million at August 31, 2003 and December 31, 2003, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     Multibucket Annuity Product

     The Company's multibucket annuity is a fixed annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts) which is substantially offset by the change in insurance policy benefits for these products.

     Accounting for Stock Options

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of SFAS 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (dollars in millions, except per share amounts):

                                                     Successor                        Predecessor
                                                 ----------------    ---------------------------------------------
                                                                                                     Years
                                                  Four months        Eight months                    ended
                                                     ended               ended                    December 31,
                                                  December 31,         August 31,             --------------------
                                                     2003                2003                 2002            2001
                                                     ----                ----                 ----            ----

Net income (loss), as reported ..................   $96.3              $2,201.7            $(7,835.7)         $(405.9)
Less stock-based employee compensation
     expense determined under the fair value
     based method for all awards, net of income
     taxes.......................................      .4                   7.2                 12.4             28.2
                                                    -----              --------            ---------          -------

Pro forma net income (loss)......................   $95.9              $2,194.5            $(7,848.1)         $(434.1)
                                                    =====              ========            =========          =======

Earnings per share:
     Basic, as reported..........................    $.68
                                                     ====
     Basic, pro forma............................    $.68
                                                     ====

     Diluted, as reported........................    $.67
                                                     ====
     Diluted, pro forma..........................    $.67
                                                     ====

     Pro forma compensation expense in the eight months ended August 31, 2003, has been reduced by $5.0 million due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock options of the Predecessor.

     Fair Values of Financial Instruments

     We use the following methods and assumptions to determine the estimated fair values of financial instruments:

     Investment securities. For fixed maturity securities (including redeemable preferred stocks) and for equity and trading securities, we use quotes from independent pricing services, where available. For investment securities for which such quotes are not available, we use values obtained from broker-dealer market makers or by discounting expected future cash flows using a current market rate appropriate for the yield, credit quality, and (for fixed maturity securities) the maturity of the investment being priced.

     Venture capital investment in AWE. We carry this investment at estimated fair value based on quoted market prices.

     Cash and cash equivalents. The carrying amount for these instruments approximates their estimated fair value.

     Mortgage loans and policy loans. We discount future expected cash flows for loans included in our investment portfolio based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. We aggregate loans with similar characteristics in our calculations. The market value of policy loans approximates their carrying value.

     Other invested assets. We use quoted market prices, where available. When quotes are not available, we estimate the fair value based on: (i) discounted future expected cash flows; or (ii) independent transactions which establish a value for our investment. When we are unable to estimate a fair value, we assume a market value equal to carrying value.

     Insurance liabilities for interest-sensitive products. We discount future expected cash flows based on interest rates currently being offered for similar contracts with similar maturities.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Investment borrowings and notes payable. For publicly traded debt, we use current market values. For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Here are the estimated fair values of our financial instruments (dollars in millions):

                                                                                   Successor             Predecessor
                                                                              --------------------   -------------------
                                                                                  December 31,          December 31,
                                                                                      2003                  2002
                                                                              --------------------   -------------------
                                                                               Carrying      Fair     Carrying     Fair
                                                                                Amount       Value     Amount      Value
                                                                                ------       -----     ------      -----
Financial assets:
   Actively managed fixed maturities.......................................    $19,840.1   $19,840.1  $19,417.4  $19,417.4
   Equity securities ......................................................         74.5        74.5      156.0      156.0
   Mortgage loans..........................................................      1,139.5     1,174.1    1,308.3    1,335.7
   Policy loans............................................................        503.4       503.4      536.2      536.2
   Trading securities......................................................        915.1       915.1        -          -
   Venture capital investment in AT&T Wireless
     Services, Inc.........................................................          -           -         25.0       25.0
   Other invested assets...................................................        324.1       324.1      340.8      340.8
   Cash and cash equivalents...............................................      1,260.6     1,260.6    1,268.9    1,268.9

Financial liabilities:
   Insurance liabilities for interest-sensitive
     products (a)..........................................................     12,480.4    12,480.4   13,122.7   13,122.7
   Investment borrowings...................................................        387.3       387.3      669.7      669.7
   Notes payable:
     Corporate (b).........................................................      1,300.0     1,300.0        -          -
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts.............................          -           -      1,921.5        9.7

--------------------
     (a) The estimated fair value of the liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2003 and 2002. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year. We are not required to disclose fair values for insurance liabilities, other than those for interest-sensitive products. However, we take into consideration the estimated fair values of all insurance liabilities in our overall management of interest rate risk. We attempt to minimize exposure to changing interest rates by matching investment maturities with amounts due under insurance contracts.

     (b) At December 31, 2002, corporate notes payable were classified as liabilities subject to compromise.

     Cumulative Effect of Accounting Change and Goodwill Impairment Related to Predecessor

     The FASB issued SFAS 142, in June 2001. Under the new rule, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company determined that all of its goodwill had an indefinite life and was therefore subject to the new rules. The Company adopted SFAS 142 on January 1, 2002.

     Pursuant to the transitional rules of SFAS 142, we completed the two-step impairment test during 2002 and, as a result of that test, we recorded the cumulative effect of the accounting change for the goodwill impairment charge of $2,949.2 million. The impairment charge is reflected in the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. Subsequent impairment charges are classified as an operating expense. As described below, the Company performed an impairment test in 2002, as a result of circumstances which indicated a possible impairment.

     The significant factors used to determine the amount of the initial impairment included analyses of industry market

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     In connection with the preparation of the Plan, we retained an outside actuarial consulting firm to assist in valuing our insurance subsidiaries. That valuation work and our internal evaluation were used in performing the additional impairment tests that resulted in an impairment charge to goodwill of $500.0 million. The charge is reflected in the line item entitled "Goodwill impairment" in our consolidated statement of operations for the year ended December 31, 2002. The most significant changes made to the January 1, 2002 valuation that resulted in the additional impairment charge were: (i) reduced estimates of projected future sales of insurance products; (ii) increased estimates of future policyholder redemptions and lapses; and (iii) a higher discount rate to reflect the current rates used by the market to value life insurance companies. Management believes that the assumptions and estimates used were reasonable given all available facts and circumstances at the time made.

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

     Changes in the carrying amount of Predecessor's goodwill for the eight months ended August 31, 2003, and the year ended December 31, 2002, are as follows (dollars in millions):


                                                                                        Predecessor
                                                                             -----------------------------------
                                                                             Eight months              Year
                                                                                ended                 ended
                                                                               August 31,           December 31,
                                                                                 2003                  2002
                                                                                 ----                  ----

Goodwill balance, beginning of period.......................................     $100.0             $ 3,695.4
Cumulative effect of accounting change......................................        -                (2,949.2)
Impairment charge...........................................................        -                  (500.0)
Reduction of tax valuation contingencies established at acquisition date
    for acquired companies..................................................        (.6)               (146.2)
                                                                                 ------             ---------
    ........................................................................
Goodwill balance, end of period.............................................     $ 99.4             $   100.0
                                                                                 ======             =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     In accordance with SFAS 142, we discontinued the amortization of goodwill expense effective January 1, 2002. The following information summarizes the impact of goodwill amortization on income before discontinued operations and cumulative effect of accounting change; and net income for the periods presented in our consolidated statement of operations for periods prior to January 1, 2002 (dollars in millions, except per share data):


                                                                                                  Predecessor
                                                                                                  -----------
                                                                                                  Year ended
                                                                                                 December 31,
                                                                                                      2001
                                                                                                      ----

Reported loss before discontinued operations
    and cumulative effect of accounting change...............................................      $(305.3)
Add back:  goodwill amortization..............................................................       108.2
                                                                                                   -------
Adjusted loss before discontinued operations
    and cumulative effect of accounting change................................................     $(197.1)
                                                                                                   =======

Reported net loss applicable to common stock.................................................      $(418.7)
Add back:  goodwill amortization..............................................................       109.6
                                                                                                     -----
Adjusted net loss applicable to common stock..................................................     $(309.1)
                                                                                                   =======

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

     The FASB issued Financial Accounting Standards No. 149 "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") in April 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Except for certain implementation guidance included in SFAS 149 which is already effective, the new guidance is effective for: (i) contracts entered into or modified after June 30, 2003; and (ii) hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

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

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

company disclosure and accounting matters including the appropriate accounting for: (i) separate accounts; (ii) additional interest (for example, persistency bonus) accruing to the investment contract holder; (iii) the liability for contracts where the amounts assessed against the contract holder each period are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years; (iv) potential benefits to annuity holders in addition to their account balance; (v) sales inducements to contract holders; and (vi) other provisions. The Company recently sold most of its separate account business. Accordingly, the new guidance related to separate accounts will have no impact on the Company's consolidated financial position, results of operations or cash flows. As a result of our adoption of fresh start accounting, we were required to revalue our insurance product liabilities and record them at their estimated fair market value. In calculating the value of the liabilities for insurance and asset accumulation products, we followed the guidance of SOP 03-01. We have changed the way we classify the costs related to sales inducements in accordance with the new guidance. However, such change was not material. Our reserve for sales inducement persistency bonus benefits was $282.8 million at December 31, 2003, and $278.6 million at August 31, 2003.

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

     The Company has investments in various types of VIEs, some of which require additional disclosure under FIN 46, and several of which require consolidation under FIN 46. As further discussed in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities", we have consolidated all of our investments in VIEs. The adoption of the consolidation requirements of FIN 46 did not have a material impact on our financial condition or results of operations. The note entitled "Investments in Variable Interest Entities" includes the expanded disclosures required by FIN 46.

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

     The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") in June 2002. SFAS 146 addresses financial accounting and reporting for costs that are associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 is required to be used to account for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated prior to the adoption of SFAS 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted the provisions of SFAS 146 on January 1, 2003. The initial adoption of SFAS 146 did not have an impact on the Company's consolidated financial statements.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     5. INVESTMENTS

     At December 31, 2003, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                          Successor
                                                                    -------------------------------------------------
                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized      fair
                                                                       cost         gains       losses        value
                                                                       ----         -----       ------        -----
Investment grade:
   Corporate securities..........................................   $11,169.7       $279.8        $13.7     $11,435.8
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,068.9         14.1          1.7       1,081.3
   States and political subdivisions.............................       608.4          5.9          2.4         611.9
   Debt securities issued by foreign governments.................        84.6          1.6          -            86.2
   Structured securities ........................................     5,804.6         59.2         14.9       5,848.9
Below-investment grade (primarily corporate securities)..........       734.5         43.2          1.7         776.0
                                                                    ---------       ------        -----     ---------

     Total actively managed fixed maturities.....................   $19,470.7       $403.8        $34.4     $19,840.1
                                                                    =========       ======        =====     =========

Equity securities................................................   $    71.8       $  2.8        $  .1     $    74.5
                                                                    =========       ======        =====     =========

     At December 31, 2002, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                         Predecessor
                                                                     -----------------------------------------------
                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized     fair
                                                                       cost         gains       losses       value
                                                                       ----         -----       ------       -----
Investment grade:
   Corporate securities..........................................   $10,529.0       $517.5       $293.9     $10,752.6
   United States Treasury securities and obligations of
     United States government corporations and agencies..........       442.4         25.2          9.0         458.6
   States and political subdivisions.............................       418.0         23.2           .9         440.3
   Debt securities issued by foreign governments.................        83.3          7.3          -            90.6
   Structured securities ........................................     6,082.0        336.3          4.2       6,414.1
Below-investment grade (primarily corporate securities)..........     1,435.1         17.1        191.0       1,261.2
                                                                    ---------       ------       ------     ---------

     Total actively managed fixed maturities.....................   $18,989.8       $926.6       $499.0     $19,417.4
                                                                    =========       ======       ======     =========

Equity securities................................................   $   161.4       $  4.5       $  9.9     $   156.0
                                                                    =========       ======       ======     =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Accumulated other comprehensive income is primarily comprised of unrealized gains on actively managed fixed maturity investments. These amounts, included in shareholders' equity (deficit) as of December 31, 2003 and 2002, were as follows (dollars in millions):


                                                                                          Successor        Predecessor
                                                                                          ---------        -----------
                                                                                         December 31,      December 31,
                                                                                            2003              2002
                                                                                            ----              ----
Net unrealized gains on investments..................................................      $ 375.2             $448.1
Adjustment to value of policies inforce at the Effective Date........................        (33.5)               -
Adjustments to cost of policies purchased and cost of policies produced..............          -                (95.3)
Deferred income tax asset (liability)................................................       (123.0)             249.6
Other................................................................................          -                (21.8)
                                                                                           -------             ------

       Accumulated other comprehensive income........................................      $ 218.7             $580.6
                                                                                           =======             ======

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our fixed maturity securities by industry category as of December 31, 2003 (dollars in millions):


                                                                                                               Percent of
                                                                                           Carrying value   fixed maturities
                                                                                           --------------   ----------------

   Mortgage-backed securities...........................................................    $ 5,851.0             29.5%
   Bank & Finance.......................................................................      2,713.5             13.7
   Manufacturing........................................................................      2,169.6             10.9
   Utilities............................................................................      1,322.1              6.7
   Services.............................................................................      1,142.6              5.8
   Communications.......................................................................      1,058.6              5.3
   Asset-backed securities..............................................................        761.6              3.8
   Agri/Forestry/Mining.................................................................        761.1              3.8
   Government (US)......................................................................        733.6              3.7
   Transportation.......................................................................        498.3              2.5
   Retail/Wholesale.....................................................................        486.2              2.5
   Other................................................................................      2,341.9             11.8
                                                                                            ---------            -----

      Total fixed maturity securities...................................................    $19,840.1            100.0%
                                                                                            =========            =====

     Below-Investment Grade Securities

     At December 31, 2003, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $734.5 million, or 3.8 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $776.0 million, or 106 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities. Recently a number of large, highly leveraged issuers have experienced significant financial difficulties, which resulted in our recognition of other-than-temporary impairments.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below-investment grade securities than with other corporate debt securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Contractual Maturity

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2003, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----

Due in one year or less......................................................................    $   103.9      $   105.1
Due after one year through five years........................................................      1,256.0        1,271.2
Due after five years through ten years.......................................................      5,229.6        5,318.3
Due after ten years..........................................................................      7,074.4        7,294.5
                                                                                                 ---------      ---------

    Subtotal.................................................................................     13,663.9       13,989.1

Structured securities (a)....................................................................      5,806.8        5,851.0
                                                                                                 ---------      ---------

        Total actively managed fixed maturities .............................................    $19,470.7      $19,840.1
                                                                                                 =========      =========

--------------------
     (a) Includes below-investment grade mortgage-backed securities with both an amortized cost and estimated fair value of $2.1 million.

     Net  Investment Income

     Net  investment income consisted of the following (dollars in millions):

                                                                       Successor                 Predecessor
                                                                    --------------   -------------------------------------
                                                                                                             Years
                                                                      Four months     Eight months           ended
                                                                         ended            ended           December 31,
                                                                      December 31,      August 31,     -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----

    Fixed maturities..............................................       $381.7           $812.8      $1,375.2   $1,510.7
    Venture capital investment income (loss)......................         (5.5)            10.5         (99.3)     (42.9)
    Trading income related to policyholder and reinsurer accounts.         10.9              -             -          -
    Equity securities.............................................          1.8              8.9          13.2       17.8
    Mortgage loans................................................         31.5             66.9          99.0       90.2
    Policy loans..................................................         10.7             23.0          32.6       35.9
    Change in value of S&P 500 Call Options related to
       equity-indexed products....................................         42.2             25.2        (100.5)    (114.2)
    Other invested assets.........................................          7.9             28.4          15.7       24.6
    Cash and cash equivalents.....................................          4.2             11.5          27.6       60.5
    Separate accounts.............................................            -              -             -         (5.4)
                                                                         -------          ------      --------   --------

       Gross investment income....................................        485.4            987.2       1,363.5    1,577.2
    Less investment expenses......................................         10.8             18.2          29.2       27.2
                                                                         ------           ------      --------   --------

       Net investment income......................................       $474.6           $969.0      $1,334.3   $1,550.0
                                                                         ======           ======      ========   ========

     The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $50.7 million, $169.6 million and $140.2 million at December 31, 2003, 2002 and 2001, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Net Realized Investment Gains (Losses)

     Net realized investment gains (losses) were included in revenue as follows (dollars in millions):

                                                                       Successor                Predecessor
                                                                    ---------------  -----------------------------------
                                                                                                            Years
                                                                      Four months     Eight months          ended
                                                                         ended            ended           December 31,
                                                                      December 31,      August 31,     -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Fixed maturities:
    Gross gains................................................          $27.6            $129.0      $ 260.8      $ 295.8
    Gross losses...............................................           (7.3)            (62.4)      (251.8)      (260.3)
    Other-than-temporary decline in fair value.................           (3.7)            (44.7)      (500.6)      (293.2)
                                                                         -----            ------      -------      -------

         Net realized investment gains (losses) from fixed
           maturities..........................................           16.6              21.9       (491.6)      (257.7)

Equity securities..............................................            -                (3.4)        (7.5)        (1.8)
Mortgages......................................................            -               (15.6)        (1.4)        (1.9)
Other-than-temporary decline in fair value of equity securities
    and other invested assets..................................           (5.9)             (6.6)       (56.2)       (68.5)
Other .........................................................            1.1              (1.7)          .4        (10.1)
                                                                         -----            ------      -------      -------

         Net realized investment gains (losses)................          $11.8            $ (5.4)     $(556.3)     $(340.0)
                                                                         =====            ======      =======      =======

     During the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million. Such net realized investment gains during the four months ended December 31, 2003 included: (i) $21.4 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $5.2 billion; net of (ii) $9.6 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other-than-temporary. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million. The net realized investment losses during the first eight months of 2003 included: (i) $45.9 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $5.4 billion; net of (ii) $51.3 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. At December 31, 2003, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $15.1 million and a carrying value of $16.6 million. Net realized investment losses during 2002 included: (i) $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; net of (ii) $.5 million of net gains from the sales of investments (primarily fixed maturities). Net realized investment losses during 2001 included: (i) $361.7 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $21.7 million of net gains from the sales of investments (primarily fixed maturities).

     During the four months ended December 31, 2003, we sold $604.9 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $7.3 million. During the first eight months of 2003, we sold $2.7 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $62.4 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following summarizes the investments sold at a loss during the first eight months of 2003 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (there were no such investments sold at a loss during the four months ended December 31, 2003)(dollars in millions):

                                                                                           At date of sale
                                                                                    -----------------------------
                                                                     Number of      Amortized      Estimated Fair
       Period                                                         issuers         cost              value
       ------                                                         -------         ----              -----
       Less than 6 months prior to sale..........................       16            $32.0             $24.0

       Greater than or equal to 6 and less than or equal to
          12 months prior to sale................................        8             40.6              25.7

       Greater than 12 months prior to sale......................       20             39.8              23.7

     Investments with Other-Than-Temporary Losses

     During the four months ended December 31, 2003, we recorded writedowns of fixed maturity investments and equity securities totaling $9.6 million as further described in the following paragraphs:

     During the four months ended December 31, 2003, we recognized a loss of $5.7 million related to our holdings in a holding company for small investment management related firms. Alleged irregularities at one subsidiary of the holding company regarding late trading and market timing activities on behalf of clients have made it probable that the value of the subsidiary has been substantially diminished, negatively affecting the value of investments in the holding company. Accordingly, we concluded the decline in fair value was other than temporary.

     During the four months ended December 31, 2003, we recognized a loss of $3.3 million related to our holdings in a utility plant in Brazil. This utility has experienced reduced earnings and cash flow, local corporate law and regulatory issues and has been impacted by economic difficulties in Brazil. Accordingly, we concluded the decline in fair value was other than temporary.

     In addition to the specific investments discussed above, we recorded $.6 million of writedowns related to various other fixed maturities.

     During the eight months ended August 31, 2003, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $51.3 million as further described in the following paragraphs:

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

     During the eight months ended August 31, 2003, we recorded writedowns of $8.4 million related to our holdings of fixed maturity investments in a major airline that has filed bankruptcy. Although our investments are backed by collateral, our analysis of the value of the underlying collateral indicated that the decline in fair value of the investment is other than temporary.

     During the eight months ended August 31, 2003, we recorded writedowns of $4.2 million related to our investment in a limited partnership organized for the purpose of making, owning, managing and disposing of investments. Our analysis of the financial condition of the partnership indicated that the decline in fair value was other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     In addition to the specific investments discussed above, we recorded $11.0 million of writedowns related to various other fixed maturity investments. No other writedown of a single issuer exceeded $1.5 million.

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

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2003, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


                                                                                                              Estimated
                                                                                             Amortized          fair
                                                                                               cost             value
                                                                                            -----------      -----------
Due in one year or less...................................................................    $   37.8       $   37.7
Due after one year through five years.....................................................        86.8           84.7
Due after five years through ten years....................................................       556.9          550.9
Due after ten years.......................................................................       457.0          445.8
                                                                                              --------       --------

   Subtotal...............................................................................     1,138.5        1,119.1

Structured securities.....................................................................     1,691.0        1,676.0
                                                                                              --------       --------

   Total..................................................................................    $2,829.5       $2,795.1
                                                                                              ========       ========

     The following summarizes the investments in our portfolio rated below-investment grade or classified as equity-type securities which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2003 (dollars in millions):

                                                                   Number           Cost          Unrealized     Estimated
          Period                                                 of issuers         basis            loss       fair value
          ------                                                 ----------         -----            ----       ----------

          Less than 6 months(1)...............................       2               $.4              $.1            $.3

          -----------------------
          (1) No single issuer in this category had an unrealized loss exceeding $.5 million.

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

     Based on management's current assessment of these securities and other investments with unrealized losses at December 31, 2003, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

Donald Trump. A Trump affiliate also served as general manager of the acquired building. We owned 100 percent of the subordinated debt.

     The $30 million of partnership equity represented less than 10 percent of the total capital of the partnership. In addition, the subordinated debt was intended to absorb virtually all expected losses and receive a significant portion of expected residual returns. Based on our 100 percent ownership of the subordinated debt, we were the primary beneficiary of the GM building. The partnership was consolidated in our financial statements effective August 31, 2003 in accordance with the requirements of FIN 46, which was implemented in conjunction with fresh start accounting. The August 31, 2003 fresh start balance sheet reflected the following balances of the partnership: the GM building at $1,336.3 million; cash of $28.4 million; and a non-recourse loan of $700 million (classified as an investment borrowing). Net investment income for the four months ended December 31, 2003, reflects $2.9 million related to this investment (representing our equity interest in the income from the building for the 26 days prior to the sale).

     Structured Securities

     At December 31, 2003, fixed maturity investments included $5.9 billion of structured securities (or 29 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities. The yield characteristics of structured securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     Pursuant to fresh start reporting, we were required to mark all of our investments to market value. The current interest rate environment is much lower than when most of our investments were purchased. Accordingly, the fresh start values of our investments generally exceed the par values of such investments. The amount of value exceeding par is referred to as a "purchase premium" which is amortized against future income. If prepayments in any period are higher than expected, purchase premium amortization is increased. In periods of unexpectedly high prepayment activity, the increased amortization will reduce net investment income.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2003 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................    $   60.4      $   63.4    $   63.8
4 percent - 5 percent...............................................................     1,193.1       1,138.2     1,145.8
5 percent - 6 percent...............................................................       998.6         990.5     1,005.8
6 percent - 7 percent...............................................................     2,816.2       2,916.6     2,932.2
7 percent - 8 percent...............................................................       579.5         613.4       618.6
8 percent and above.................................................................        79.8          84.7        84.8
                                                                                        --------      --------    --------

       Total structured securities (a)..............................................    $5,727.6      $5,806.8    $5,851.0
                                                                                        ========      ========    ========

----------------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $2.1 million.

     The amortized cost and estimated fair value of structured securities at December 31, 2003, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               -----------------------
                                                                                                              Percent
                                                                            Amortized                        of fixed
Type                                                                          cost             Amount        maturities
----                                                                          ----             ------        ----------
Pass-throughs and sequential and targeted amortization classes..........    $3,690.6          $3,718.1            19%
Planned amortization classes and accretion-directed bonds...............       714.0             713.6             3
Commercial mortgage-backed securities...................................     1,215.8           1,234.7             6
Subordinated classes and mezzanine tranches.............................       183.8             181.9             1
Other...................................................................         2.6               2.7             -
                                                                            --------          --------            --

       Total structured securities (a)..................................    $5,806.8          $5,851.0            29%
                                                                            ========          ========            ==

-------------------------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $2.1 million.

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

     Planned amortization classes and accretion-directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the planned amortization class from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     Mortgage Loans

     At December 31, 2003, the mortgage loan balance was primarily comprised of commercial loans. Approximately 8 percent, 7 percent, 7 percent and 6 percent of the mortgage loan balance were on properties located in New York, Massachusetts, Florida and Pennsylvania, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than one percent of the mortgage loan balance was noncurrent at December 31, 2003. At December 31, 2003, we had no allowance for losses on mortgage loans (mortgage loans were recorded at market values at August 31, 2003, in conjunction with our adoption of fresh start accounting). Our allowance for loss on mortgage loans was $3.5 million at December 31, 2002.

     Investment Borrowings

     Our investment borrowings (excluding borrowings related to the GM building) averaged approximately $488.9 million during the four months ended December 31, 2003; $689.1 million during the eight months ended August 31, 2003; and $1,155.8 million during the year ended December 31, 2002 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings (excluding borrowings related to the GM building) were 1.5 percent during the four months ended December 31, 2003; 1.8 percent during the eight months ended August 31, 2003; and 1.3 percent during the year ended December 31, 2002.

     Other Investment Disclosures

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $127.3 million and $144.5 million at December 31, 2003 and 2002, respectively.

     Conseco had three investments in excess of 10 percent of shareholders' equity at December 31, 2003 and two investments in excess of 10 percent of shareholders' equity at December 31, 2002, (other than investments issued or guaranteed by the United States government or a United States government agency) which are summarized below (dollars in millions):

                                                             2003                            2002
                                                 ---------------------------       -------------------------
                                                 Amortized        Estimated        Amortized       Estimated
         Issuer                                    cost           fair value          cost        fair value
         ------                                    ----           ----------          ----        ----------
         Federal Home Loan Mortgage
           Corporation..........................  $355.6             $364.5
         Federal Home Loan Bank.................   312.3              314.9
         Investors Guaranty Assurance...........   283.7              283.7           $305.0        $283.7
         Carmel Fifth, LLC......................                                       212.7         212.5

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     6. LIABILITIES FOR INSURANCE AND ASSET ACCUMULATION PRODUCTS

     These liabilities consisted of the following (dollars in millions):



                                                                                  Successor     Successor      Predecessor
                                                                                  ---------   -------------    -----------
                                                                                  Interest
                                                  Withdrawal      Mortality         rate       December 31,     December 31,
                                                  assumption     assumption      assumption        2003            2002
                                                  ----------     ----------      ----------        ----            ----
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts....................     N/A              N/A            (c)           $ 8,552.0      $ 8,856.8
       Universal life-type contracts...........     N/A              N/A            N/A             3,928.4        4,265.9
                                                                                                  ---------      ---------

         Total interest-sensitive products.....                                                    12,480.4       13,122.7
                                                                                                  ---------      ---------

     Traditional products:
       Traditional life insurance contracts....   Company            (a)             5%             2,312.4        1,891.3
                                                experience

       Limited-payment annuities...............   Company            (b)             6%             1,003.7          846.5
                                                experience,
                                               if applicable

       Individual and group accident and
         health ...............................   Company          Company           6%             8,115.7        5,580.4
                                                 experience       experience                      ---------      ---------


         Total traditional products............                                                    11,431.8        8,318.2
                                                                                                  ---------      ---------

   Claims payable and other policyholder
      funds ...................................     N/A              N/A            N/A               892.3          909.2
   Liabilities related to separate accounts
     and investment trust......................     N/A              N/A            N/A                37.7          447.0
                                                                                                  ---------      ---------

       Total...................................                                                   $24,842.2      $22,797.1
                                                                                                  =========      =========

--------------------
(a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
(b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
(c) In 2003, all of this liability represented account balances where future benefits are not guaranteed. In 2002: (i) approximately 96 percent of this liability represented account balances where future benefits are not guaranteed; and (ii) approximately 4 percent represented the present value of guaranteed future benefits determined using an average interest rate of approximately 6 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses. These reserves include amounts for estimated future payment of claims based on actuarial assumptions. The balance is based on the Company's best estimate (with assistance from an independent actuarial firm) of the future policyholder benefits to be incurred on this business, given recent and expected future changes in experience.

     In accordance with SOP 90-7, the Successor established insurance liabilities and an asset for the value of policies inforce at the effective date using current assumptions. Adjustments to the Predecessor's liabilities for insurance and asset accumulation products as of August 31, 2003 are summarized below (dollars in millions):

                                                                          Predecessor      Fresh start         Successor
                                                                         balance sheet     adjustments       balance sheet
                                                                         -------------     -----------       -------------
Liabilities for insurance and asset accumulation products:
  Traditional and limited payment products:

       Traditional life insurance products ..............................   $ 1,885.3         $  320.3        $ 2,205.6
       Limited pay annuities............................................        880.0            140.0          1,020.0
       Individual accident and health ...................................     5,245.8          1,887.9          7,133.7
       Group life and health ............................................       692.0            136.7            828.7
       Unearned premiums ................................................         3.3              -                3.3
                                                                            ---------         --------        ---------

          Total liabilities for traditional and limited payment products.     8,706.4          2,484.9         11,191.3
                                                                            ---------         --------        ---------

    Interest-sensitive products:

       Investment contracts .............................................     8,489.8            132.9          8,622.7
       Universal life-type products .................................         3,994.6            (15.4)         3,979.2
                                                                            ---------         --------        ---------

          Total liabilities for interest-sensitive products..............    12,484.4            117.5         12,601.9
                                                                            ---------         --------        ---------

    Other liabilities for insurance and asset accumulation products:

       Separate accounts and investment trusts ..........................        87.7             -                87.7
       Claims payable and other policyholder funds ......................       897.1            (10.3)           886.8
                                                                            ---------         --------        ---------

          Total other liabilities for insurance and asset accumulation
              products...................................................       984.8            (10.3)           974.5
                                                                            ---------         --------        ---------

Total liabilities for insurance and asset accumulation products.........    $22,175.6         $2,592.1        $24,767.7
                                                                            =========         ========        =========


     The following provides explanations for the fresh-start adjustment to insurance liabilities related to our insurance inforce at the effective date.

     Traditional insurance and limited pay products

     In accordance with Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS 97"), the Predecessor used the original actuarial assumptions determined when traditional long-duration and limited payment insurance contracts were issued in determining liability calculations through the fresh start date, provided the resulting liabilities were adequate to provide for future benefits and expenses under the related contracts. This accounting principle is referred to as the "lock in" principle and is only applicable to traditional insurance and limited pay products. The use of assumptions that are locked in at the time of issue means that absent loss recognition, the same assumptions are used in accounting for a particular block of business unless the block is subject to purchase or fresh start accounting.

     At the Effective Date, the Successor established insurance liabilities at the present value of future benefits and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

expenses associated with the policies, by using current best-estimate assumptions with provisions for adverse deviation. Such assumptions include estimates as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses. The current best-estimate assumptions for these blocks of business differ from the original actuarial assumptions determined when the business was acquired or issued as further described in the following paragraphs.

     Due to the current interest rate environment and the requirement to mark the value of the investment portfolio to market, we changed our assumptions related to future investment earnings. The weighted average expected yield on our investment portfolio decreased to approximately 5.6 percent at the Effective Date from 6.7 percent at December 31, 2002. Approximately $.9 billion of the fresh-start increase to insurance liabilities is the result of changes in future expected investment earnings.

     The performance of our long-term care business (especially the acquired block originally sold through independent agents) has generally been unfavorable relative to the Predecessor's assumptions established when these blocks of business were acquired. For example, variance in actual versus estimated morbidity, lapses and expenses have been unfavorable to original assumptions. Approximately $1.4 billion of the increase to insurance liabilities is the result of changes in non-interest assumptions for our long-term care policies. Our assumption changes for long-term care business included: (i) changes in morbidity assumptions from estimates made when the business was acquired to recent Company experience; (ii) changes in mortality assumptions related to certain blocks of this business from the 1958 and 1980 Commissioners Standard Ordinary Mortality table to the 1983 Group Annuity Mortality table; and (iii) changes in ultimate lapse ratios from a range of approximately 3 percent to 5.5 percent prior to the adoption of fresh start accounting to a range of 2 percent to 3.5 percent.

     Interest-sensitive products subject to requirements of SFAS 97

     The insurance liability for asset accumulation products (such as deferred annuities and universal life products) is generally equal to current policyholder account balances. These balances generally do not change as a result of the adoption of fresh start accounting. The fresh-start adjustment to insurance liabilities for interest-sensitive products primarily results from:
(i) the adoption of SOP 03-01 as of the Effective Date; and (ii) certain Predecessor insurance liabilities that were different from the present value of estimated future benefits as of August 31, 2003.

     The adoption of SOP 03-01 as of the effective date required a change in methodology regarding persistency bonuses provided to policyholders who continue to keep their policies inforce for a stated period of time. The Predecessor recognized the cost of this benefit over the period prior to the time the benefit is credited in proportion to estimated gross profits and assumed a certain number of policies would terminate before the benefit was credited. Under SOP 03-01, the cost for such benefits is recognized ratably over the period prior to the time the benefit is credited without assuming policy terminations. Insurance liabilities increased by approximately $.1 billion as a result of the adoption of SOP 03-01.

     In addition, the insurance liabilities for certain Predecessor insurance liabilities were different than the present value of estimated future benefits as of the Effective Date.

     The Predecessor had previously established an insurance liability related to certain business, to recognize the future loss expected to be recognized for the former practice of reducing the cost of insurance charges to amounts below the level permitted under the provisions of the policy. The Predecessor amortized this liability into income in proportion to estimated gross profits on the business, consistent with SFAS 97 requirements for unearned revenues. The Predecessor had previously decided to discontinue the practice of providing this nonguaranteed benefit. Accordingly, the remaining insurance liability established for this benefit was no longer required at August 31, 2003, resulting in a $.1 billion reduction to reserves in conjunction with our adoption of fresh-start accounting.

     The liabilities established for our equity-indexed annuity products (including the value of options attributable to policyholders for the estimated life of the annuity contract and accounted for as embedded derivatives) are established pursuant to different accounting rules than other interest-sensitive products. At the Effective Date, the present value of estimated future benefits for our equity-indexed products exceeded the value of the Predecessor's liabilities by $.2 billion, resulting in a fresh-start adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the unpaid claims reserve and liabilities related to accident and health insurance were as follows (dollars in millions):

                                                                                      December 31,
                                                                        --------------------------------------
                                                                           2003           2002          2001
                                                                           ----           ----          -----
Balance, beginning of the period.....................................     $1,461.3      $1,360.4      $1,368.4
   Less reinsurance ceded............................................        (52.8)       (104.1)        (29.8)
                                                                           -------      --------      --------

                                                                           1,408.5       1,256.3       1,338.6
                                                                          --------      --------      --------
Incurred claims related to:
   Current year......................................................      1,718.5       1,945.1       1,957.2
   Prior year (a)....................................................         22.4          13.7         (80.0)
                                                                          --------      --------      --------

      Total incurred.................................................      1,740.9       1,958.8       1,877.2
                                                                          --------      --------      --------

Interest on claim reserves...........................................         68.7          71.5          72.4
                                                                          --------      --------      --------

Paid claims related to:
   Current year......................................................        978.2       1,171.2       1,239.8
   Prior year........................................................        743.2         706.9         792.1
                                                                          --------      --------      --------

      Total paid.....................................................      1,721.4       1,878.1       2,031.9
                                                                          --------      --------      --------

Balance, end of the period...........................................      1,496.7       1,408.5       1,256.3
   Reinsurance ceded.................................................         31.8          52.8         104.1
                                                                          --------      --------      --------

                                                                          $1,528.5      $1,461.3      $1,360.4
                                                                          ========      ========      ========

-------------
(a) Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. Such estimates are the result of ongoing analysis related to recent loss development trends.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     7. INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                       Successor                 Predecessor
                                                                    --------------    ----------------------------------
                                                                                                             Years
                                                                      Four months     Eight months           ended
                                                                          ended          ended             December 31,
                                                                      December 31,      August 31,     -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Current tax provision (benefit)..................................        $(14.4)         $(13.5)       $ 53.1      $ 132.2
Deferred tax provision (benefit).................................          67.6             -             -         (189.8)
                                                                         ------          ------        ------      -------

         Income tax expense (benefit) on period income...........          53.2           (13.5)         53.1        (57.6)

Valuation allowance..............................................           -               -           811.2           -
                                                                         ------          ------        ------      -------

         Total income tax expense (benefit)......................        $ 53.2          $(13.5)       $864.3      $ (57.6)
                                                                         ======          ======        ======      =======


     The income tax expense (benefit) recorded in 2002 has been allocated entirely to continuing operations before the following items: minority interest, discontinued operations, cumulative effect of accounting change and other comprehensive income. This accounting treatment is required because the calculation of income tax expense is the same, both "with and without" the items other than continuing operations discussed above.

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                       Successor                  Predecessor
                                                                    ---------------   ----------------------------------
                                                                                                            Years
                                                                     Four months     Eight months           ended
                                                                        ended            ended           December 31,
                                                                     December 31,      August 31,      -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
U.S. statutory corporate rate....................................          35.0%           35.0%       (35.0)%      (35.0)%
Valuation allowance..............................................           -              25.8         49.6          -
Gain on debt restructuring.......................................           -             (39.7)         -            -
Subsidiary stock basis adjustment................................           -             (21.8)         -            -
Net deferred benefits not recognized in the current period.......           -               -           27.7          -
Nondeductible goodwill amortization and impairment...............           -               -           10.9         15.9
Other nondeductible expenses.....................................            .8             (.1)         (.1)         (.9)
State taxes......................................................            .7              .2          (.2)         3.0
Provision for tax issues and other...............................           (.9)              -            -         (6.7)
                                                                           ----           -----        -----        -----

         Effective tax rate......................................          35.6%            (.6)%       52.9%       (23.7)%
                                                                           ====           ======       =====        =====

     Conseco and its affiliates are currently under examination by the Internal Revenue Service for tax years ending December 31, 1999 through December 31, 2001. The outcome of these examinations is not expected to result in material adverse deficiencies, but may result in utilization or adjustment to the income tax loss carryforwards reported below.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            Successor      Predecessor
                                                                                           -----------      -----------
                                                                                           December 31,    December 31,
                                                                                              2003             2002
                                                                                              ----             ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to CFC worthless investment...............................       $1,183.0        $    -
       Other..........................................................................           84.2           615.0
    Deductible temporary differences:
       Actively managed fixed maturities..............................................            -             196.0
       Capital loss carryforwards.....................................................          411.2           112.8
       Interest-only securities.......................................................            -             536.3
       Insurance liabilities..........................................................        1,591.3           750.4
       Allowance for loan losses......................................................            -             252.2
       Reserve for loss on loan guarantees............................................          217.2           229.2
       Debt obligations...............................................................            -              39.4
       Other..........................................................................            -              14.0
                                                                                             --------        --------

         Gross deferred tax assets....................................................        3,486.9         2,745.3
                                                                                             --------        --------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (33.4)            -
       Cost of policies purchased and cost of policies produced.......................         (716.3)         (773.8)
       Unrealized appreciation........................................................         (123.0)         (126.2)
       Other..........................................................................         (252.1)         (125.7)
                                                                                             --------        --------

         Gross deferred tax liabilities...............................................       (1,124.8)       (1,025.7)
                                                                                             --------        --------

       Valuation allowance............................................................       (2,362.1)       (1,719.6)
                                                                                             --------        --------

         Net deferred tax assets......................................................            -               -
                                                                                             --------        --------

Current income taxes prepaid..........................................................           24.6            66.9
Income tax liabilities classified as liabilities of discontinued operations...........             -             34.6
                                                                                             --------        --------

Net income tax assets.................................................................       $   24.6        $  101.5
                                                                                             ========        ========

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net deferred tax assets totaled $2,362.1 million at December 31, 2003. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. As of December 31, 2003, we continue to believe that the realization of our net deferred income tax asset is uncertain and that a valuation allowance is required for our entire balance of net deferred income tax assets. We reached this conclusion after considering the losses realized by the Company in recent years, the uncertainties related to the tax treatment for the worthlessness of our investment in CFC, (which is more fully discussed below), and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     As of December 31, 2003, we had about $3.6 billion of net operating loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of CFC discussed below), which expire as follows: $11.2 million in 2004; $4.6 million in 2005; $.2 million in 2006; $5.8 million in 2007; $6.6 million in 2008; $10.5 million in 2009; $4.2 million in 2010; $2.5 million in 2011; $16.0 million in 2012; $43.4 million in 2013; $6.9 million in 2014; $60.4 million in 2016; $41.5 million in 2017; $3,399.5 million in 2018; $.7 million in 2019; $5.5 million in 2020; and $1.0 million in 2022. The timing and manner in which we will utilize the net operating loss carryforwards in any year or in total may be limited by various provisions of the Internal Revenue Code (the "Code") (and interpretation thereof) and our ability to generate sufficient future taxable income in the relevant carryforward period.

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

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss. There is no limitation with respect to the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to the limitation described in the first sentence of this paragraph.

     The timing and manner in which the Company will be able to utilize some or all of its net operating loss carryforward may be limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its net operating losses if the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, we have determined that this limitation applies to the Company. In order to determine the amount of this limitation we must determine how much of our net operating loss carryforward relates to the period prior to our emergence from bankruptcy (such amount will be subject to the 382 limitation) and how much relates to the period after emergence (such amount will not be subject to the 382 limitation). Pursuant to the Code, we may: (i) allocate the current year tax loss on a pro rata basis to determine earnings (loss) post- and pre-emergence; or (ii) specifically identify transactions in each period and record it in the period it actually occurred. We intend to elect the latter, which we believe will result in a substantial portion of the loss related to CFC being treated as post emergence and therefore not subject to the Section 382 limitation. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year.

     The reduction of any portion of our deferred income tax valuation allowance (including the net operating loss carryforwards) existing as of August 31, 2003, will be accounted for as a reduction of goodwill when utilized pursuant to SOP 90-7. If all goodwill is eliminated, any additional reduction of the valuation allowance existing at August 31, 2003 will be accounted for as a reduction of other intangible assets until exhausted and thereafter as an addition to paid-in-capital. Goodwill was reduced by $189.4 million during the four months ended December 31, 2003, due to a reduction in the valuation allowance for net deferred income tax assets established at the Effective Date.

     At December 31, 2003, Conseco had $1.2 billion of capital loss carryforwards. These carryforwards will expire as follows: $2.7 million in 2005; and $5.5 million in 2006; $484.4 million in 2007; and $682.2 million in 2008.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     8. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     This note contains information regarding the following notes payable that were direct corporate obligations of the Company as of December 31, 2003 and 2002 (dollars in millions).

                                                                                Successor       Predecessor
                                                                               -----------      -----------
                                                                               December 31,     December 31,
                                                                                  2003             2002
                                                                                  ----             ----
$1.3 billion credit agreement................................................   $1,300.0           $    -
$1.5 billion senior credit facility..........................................        -              1,531.4
8.5% senior notes due 2002...................................................        -                224.9
8.5% guaranteed senior notes due 2003........................................        -                  1.0
8.125% senior notes due 2003.................................................        -                 63.5
6.4% senior notes due 2003...................................................        -                234.1
6.4% guaranteed senior notes due 2004........................................        -                 14.9
10.5% senior notes due 2004..................................................        -                 24.5
8.75% senior notes due 2004..................................................        -                423.7
8.75% guaranteed senior notes due 2006.......................................        -                364.3
6.8% senior notes due 2005...................................................        -                 99.2
6.8% guaranteed senior notes due 2007........................................        -                150.8
9.0% senior notes due 2006...................................................        -                150.8
9.0% guaranteed senior notes due 2008........................................        -                399.2
10.75% senior notes due 2008.................................................        -                 37.6
10.75% guaranteed senior notes due 2009......................................        -                362.4
                                                                                --------           --------

     Total principal amount..................................................    1,300.0            4,082.3
Unamortized net discount related to issuance of notes payable ...............        -                (34.0)
Unamortized fair market value of terminated interest rate swap agreements (as described in the note entitled "Summary of
       Significant Accounting Policies").....................................        -                  8.8
                                                                                --------           --------

Less amounts subject to compromise...........................................        -             (4,057.1)
                                                                                --------           --------

     Direct corporate obligations............................................   $1,300.0           $    -
                                                                                ========           ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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
                                                                          ========         ======

     Tranche A and Tranche B borrowings bear interest, payable monthly, based on either an offshore rate or a base rate. Offshore rates are equal to LIBOR plus an applicable margin based on the rating of the Company's senior secured long-term debt securities by Moody's Investors Service, Inc. ("Moody's") or S&P. Base rates are equal to: (i) the greater of: (a) the Federal funds rate plus .50 percent; or (b) Bank of America's prime rate; plus (ii) an applicable margin based on the rating of the Company's senior secured long-term debt securities by Moody's or S&P. With respect to Tranche A, the LIBOR rate may not be less than
2.00 percent through September 30, 2004, or less than 2.50 percent thereafter. With respect to Tranche B, the LIBOR rate may not be less than 2.25 percent through September 30, 2004, or less than 2.75 percent thereafter. The range of applicable margins are summarized in the following table:

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

     On December 31, 2003, the interest rates on our Tranche A and Tranche B borrowings were 7.25 percent and 9.50 percent, respectively.

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

     The New Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of less than .356:1.0 or less at December 31, 2003, and decreasing over time to .200:1.0 at June 30, 2008 (such ratio was .334:1.0 at December 31, 2003); (ii) an interest coverage ratio greater than or equal to 1.00:1.0 for the quarter ending December 31, 2003, and increasing over time to 4.50:1.0 for the year ending December 31, 2009 (such ratio was greater than 1.25:1.0 for the quarter ending December 31, 2003); (iii) EBITDA, as defined in the credit agreement, greater than or equal to $490.0 million for the two quarters ended March 31, 2004, and increasing over time to $1,296.0 million for the four quarters ending March 31, 2010; (iv) an aggregate risk-based capital ratio, as defined in the credit agreement, greater than or equal to 158 percent at December 31, 2003, and increasing over time to 225 percent at March 31, 2006 (such ratio was 287 percent at December 31, 2003); (v) minimum individual risk-based

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

capital ratios for certain insurance companies as of the end of each fiscal year (such minimum ratios were exceeded at December 31, 2003); (vi) minimum levels of statutory capital and surplus, as defined in the credit agreement (statutory capital and surplus at December 31, 2003 exceeded such requirements); and (vii) minimum investment portfolio requirements (such minimum investment portfolio requirements were met at December 31, 2003).

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

     In April 2002, Old Conseco completed an exchange of approximately $1.3 billion aggregate principal amount of newly issued guaranteed notes for its senior unsecured notes held by "qualified institutional buyers," institutional "accredited investors", or non-U.S. persons in transactions outside the United States. The bonds which were exchanged had identical principal and interest components, but the new bonds had extended maturities in exchange for an enhanced ranking in Old Conseco's capital structure. The purpose of the exchange offer was to extend the maturity profile of the existing notes in an effort to improve Old Conseco's financial flexibility and to enhance its future ability to refinance public debt. The new notes were guaranteed on a senior subordinated basis by CIHC. As a result, the new notes were structurally senior to the existing notes. The new notes were not registered under the Securities Act of 1933, as amended, and could not be offered or sold in the United States absent registration or an exemption from registration. Old Conseco entered into a registration rights agreement for the benefit of each exchange participant in which we agreed to file, and did file, an exchange offer registration statement with the SEC with respect to the new notes. However, as a result of the decision to restructure Old Conseco's capital, Old Conseco did not make the registered exchange offer. Accordingly, the affected notes accrued additional interest as liquidated damages under the registration rights agreement.

     In connection with the exchange offer Old Conseco issued: (i) $991,000 of 8.5% senior notes due October 15, 2003, in exchange for an equal amount of 8.5% Original Notes due October 15, 2002 (the "8.5% Exchange Notes"); (ii) $14,936,000 of 6.4% senior notes due February 10, 2004 in exchange for an equal amount of 6.4% Original Notes due February 10, 2003 (the "6.4% Exchange Notes");
(iii) $364,294,000 of 8.75% senior notes due August 9, 2006 in exchange for an equal amount of 8.75% Original Notes due February 9, 2004 (the "8.75% Exchange Notes"); (iv) $150,783,000 of 6.8% senior notes due June 15, 2007 in exchange for an equal amount of 6.8% Original Notes due June 15, 2005 (the "6.8% Exchange Notes"); (v) $399,200,000 of 9.0% senior notes due April 15, 2008 in exchange for an equal amount of 9.0% Original Notes due October 15, 2006 (the "9.0% Exchange Notes"); and (vi) $362,433,000 of 10.75% senior notes due June 15, 2009 in exchange for an equal amount of 10.75% Original Notes due June 15, 2008 (the "10.75% Exchange Notes").

     During 2002, we repurchased $77.4 million par value of our Predecessor's notes payable resulting in a gain on the extinguishment of debt of $1.8 million.

     During 2001, we repurchased $893.8 million par value of our Predecessor's notes payable resulting in a gain on the extinguishment of debt of $17.0 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     9. COMMITMENTS AND CONTINGENCIES

     Litigation

     We are involved on an ongoing basis in lawsuits (including purported class actions) relating to our operations, including with respect to sales practices, and we and current and former officers and former directors are defendants in a pending class action lawsuit asserting claims under the securities laws. The ultimate outcome of these lawsuits cannot be predicted with certainty and we have estimated the potential exposure for each of the matters and have recorded a liability if a loss is deemed probable.

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuits were stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. We expect to be filing a motion to dismiss in March 2004. Our liability with respect to these lawsuits was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC, related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell
E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310 MF 1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1482 LJM-WTL (Southern District, Indiana); Conseco Services v. Adams, et al, Case No. 29DO2- 0312-CC-1035(Circuit Court, Hamilton County, Indiana); Conseco v. Adams, et al, Case No. 03A 04545, (Bankr. Northern District, Illinois) Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Superior Court, Hamilton County, Indiana); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-356 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana) and Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana). The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We are required to use the balance of any net proceeds recovered in connection with these lawsuits to pay down our Senior Credit Facility. Any remaining proceeds will be used to contribute capital to our insurance subsidiaries. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services, LLC and certain of our current and former officers (Roderick Russell, et al. v Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. It is expected that the plaintiffs will be amending their complaint in March or April of 2004. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana.)) We believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against our Predecessor, Conseco Services, LLC and two former officers in the Circuit Court of Boone County, Indiana (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our Predecessor's common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. Subject to dispositive motions which are yet to be filed, the matter will continue to trial against Conseco Services, LLC and the other co-defendants on September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life has filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company, was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico (Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817), alleging among other things fraud by non-disclosure of additional charges for those policyholders paying via premium modes other than annual. We retained liability for this litigation in connection with the sale of Manhattan National Life in June 2002. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado (Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465), alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policy holders paying via premium modes other than annual. On July 14 and 15, 2003 the plaintiff's motion for class certification was heard and the Court took the matter under advisement. On November 10, 2003, the Court denied the motion for class certification. On January 26, 2004, the plaintiff appealed the trial court's ruling denying class certification. All further proceedings have been stayed pending the outcome of the appeal. The defendants believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

cannot be predicted with certainty.

     The Company's subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have recently been named in multiple purported class actions and individual lawsuits alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. This change was the adjustment of a non-guaranteed element, which was not in the applicable policy form. The specific lawsuits include:
David Barton v. Conseco Life Insurance Company, Case No. 04-20048-CIV-MORENO (Southern District, Florida); Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Donald King, as Trustee of the Irrevocable Trust of Arnold L. King v. Conseco Life Insurance Company, Case No. 1: 04CV0163 (Northern District, Ohio); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark F. Peters Insurance Services, Inc. Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case No. 04 CV 125 LAB (BLM) (Southern District, California); Alene
P. Mangelson, as Trustee for the Ned L. Mangelson Life Insurance Trust, Marie M. Berg and Michelle M. Wilcox on behalf of themselves and all others similarly situated v. Conseco Life Insurance Company, Case No. 29D02-0312-PL-1034 (Superior Court, Hamilton County, Indiana); Edward M. Medvene, an Individual, and Sherwin Samuels and Miles Rubin, as Trustees of the Edward Medvene 2984 Insurance Trust v. Conseco Life Insurance Company, Case No. CV04-846-AHM (MCX) (Central District, California). We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On February 7, 2003, the Company's subsidiary, Conseco Life Insurance Company, was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas. On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services, LLC as an additional defendant (Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company, Conseco Services, LLC, and Pete Ramirez, III, Cause No. 2003-CCL-102-C). The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleges, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' motion to remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. In November 2003, Conseco Life again removed the Cascio matter to U.S. District Court. Conseco Life awaits the court's ruling on Plaintiff's motion to remand in the Allen matter. In Bailey the parties have agreed to stay in Federal court and the plaintiffs amended their complaint on January 15, 2004 to allege purported nationwide class action allegations regarding alleged wrongful collection of charges under the policy. On January 30, 2004 we filed a motion to dismiss or in alternative, motion for summary judgment. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Other Proceedings

     On September 18, 2003, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of Indiana in connection with a Department of Justice investigation requiring production of documents relating to the valuation of interest-only securities held by CFC, our Predecessor's former finance subsidiary, contemporaneous earnings estimates for the Predecessor, certain personnel records and other accounting and financial disclosure records for the period June 1, 1998 to June 30, 2000. The Company has subsequently received follow-up grand jury document subpoenas concerning other matters. All of these follow-up requests have been limited to the time period prior to the December 17, 2002 bankruptcy filing. The Company has been advised by the Department of Justice that neither it nor any of its current directors or employees are subjects or targets of this investigation. The Company is cooperating fully with the Department of Justice investigation.

     On March 10, 2004, we entered into a settlement with the SEC in connection with the SEC's investigation of events in and before the spring of 2000, including CFC's accounting for its interest-only securities and servicing rights. These issues were among those addressed in our Predecessor's writedown and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which we settled in the second quarter of 2003. Without admitting or denying the SEC's findings, we consented to the entry of a cease-and-desist order requiring future compliance with periodic reporting, record keeping, internal control and other provisions of the securities laws. The settlement did not impose any fine or monetary penalty, or require us to restate any of our historical financial statements.

     On October 29, 2003, the New York Attorney General served Conseco Life Insurance Company of Texas ("Conseco Life") with a document subpoena concerning customer transfers between mutual fund subaccounts offered by CVIC, a former wholly-owned subsidiary of Conseco Life, that occurred prior to the sale of CVIC to an unrelated third party in October 2002. The SEC served the Company with a similar subpoena shortly after we received the Attorney General's subpoena. Certain of our employees have also received subpoenas regarding duties they previously performed in respect of annuity sales by CVIC. The purchase agreement pursuant to which CVIC was sold contains indemnification provisions with respect to certain liabilities relating to Conseco Life's period of ownership, including provisions concerning certain business activities (including marketing activities) of CVIC. Conseco Life and the Company have cooperated with the Attorney General and the SEC in producing documents responsive to their subpoenas. In January 2004, the Company received telephonic notification of a potential enforcement action by the Attorney General and a Wells notification from the SEC regarding alleged market timing on the part of holders of variable annuity policies issued by CVIC. The Company and its affiliates have not issued any variable annuity policies since the sale of CVIC. The Company and Conseco Life believe, based on the information obtained and supplied to the investigators to date, that CVIC violated no federal or state law prior to the October 2002 sale. The investigations are in a preliminary stage and their outcome cannot be predicted with certainty. The Company and Conseco Life are cooperating fully with the Attorney General and the SEC in these investigations.

     The deadline to file administrative claims in the bankruptcy proceeding was October 9, 2003. The Plan provides that all such claims must be paid in full, in cash. We are reviewing all timely filed administrative claims and may resolve disputes regarding allowance of such claims in the Bankruptcy Court. The amount of known disputed administrative claims as of March 1, 2004 was approximately $2.0 million.

     Guaranty Fund Assessments

     The balance sheet at December 31, 2003, includes: (i) accruals of $11.5 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2003; and (ii) receivables of $5.8 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2002, such guaranty fund assessment related accruals were $11.5 million and such receivables were $7.5 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense (benefit) for such assessments of $1.2 million in the four months ended December 31, 2003; $4.1 million in the eight months ended August 31, 2003; and $(1.7) million and $6.5 million in 2002 and 2001, respectively.

     Guarantees

     In conjunction with the Plan, $481.3 million principal amount of bank loans made to certain former directors and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

certain current and former officers and key employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which total approximately $220 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the credit worthiness of the participants. At December 31, 2003, we have estimated that approximately $51.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $23.1 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the Company's former Chief Executive Officer's employment agreement, Bankers Life and Casualty Company, a wholly-owned subsidiary of the Company, is the guarantor of the former executive's nonqualified supplemental retirement benefit. The liability for such benefit at December 31, 2003 and 2002 was $15.6 million and $14.8 million, respectively, and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

     Leases

     The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $19.1 million in the four months ended December 31, 2003; $26.7 million in the eight months ended August 31, 2003; and $41.5 million and $45.3 million in 2002 and 2001, respectively. Future required minimum rental payments as of December 31, 2003, were as follows (dollars in millions):



2004   ...........................................................................  $ 23.0
2005   ...........................................................................    21.5
2006   ...........................................................................    18.7
2007   ...........................................................................    15.6
2008   ...........................................................................    14.1
Thereafter........................................................................    24.1
                                                                                    ------

        Total.....................................................................  $117.0
                                                                                    ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     10. OTHER DISCLOSURES

     Postretirement Plans

     One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $64.7 million and $54.2 million at December 31, 2003 and 2002, respectively. Included as an adjustment to accumulated other comprehensive income (loss) as of December 31, 2002, was a $9.1 million adjustment representing the additional minimum liability associated with this plan. Substantially all of this liability represents vested benefits. Costs incurred on this plan, primarily representing interest on unfunded benefit costs were $1.5 million in the four months ended December 31, 2003; $4.0 million in the eight months ended August 31, 2003; and $5.1 million and $4.9 million during 2002 and 2001, respectively.

     The Company provides certain health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which certain subsidiaries were acquired. Certain postretirement benefit plans are contributory, with participants' contributions adjusted annually. Actuarial measurement dates of September 30 and December 31 are used for our postretirement benefit plans. Amounts related to the postretirement benefit plans were as follows (dollars in millions):

                                                                           Postretirement
                                                                               benefits
                                                                   -------------------------------
                                                                   Successor           Predecessor
                                                                  -----------          -----------
                                                                  December 31,         December 31,
                                                                     2003                  2002
                                                                     ----                  ----

Benefit obligation, beginning of year.......................         $ 24.6               $ 24.5
    Interest cost...........................................            1.4                  1.6
    Plan participants' contributions........................             .4                  1.1
    Actuarial loss (gain)...................................           (1.1)                  .4
    Benefits paid...........................................           (2.7)                (3.0)
                                                                     ------               ------

Benefit obligation, end of year.............................         $ 22.6               $ 24.6
                                                                     ======               ======

Fair value of plan assets, beginning of year................         $  1.1               $  2.0
    Actual return on plan assets............................            -                    -
    Employer contributions..................................            1.6                  2.1
    Benefits paid...........................................           (2.7)                (3.0)
                                                                     ------               ------

Fair value of plan assets, end of year......................         $  -                 $  1.1
                                                                     ======               ======

Funded status...............................................         $(22.6)              $(23.5)
Unrecognized net actuarial loss (gain)......................            -                   (7.1)
Unrecognized prior service cost.............................            -                   (1.4)
                                                                     ------               ------

       Prepaid (accrued) benefit cost.......................         $(22.6)              $(32.0)
                                                                     ======               ======

     Plan assets as of December 31, 2002, consisted of an investment in the Conseco Fixed Income Fund offered by Conseco Fund Group. The Conseco Fixed Income Fund invested primarily in investment-grade debt securities.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     We used the following weighted average assumptions to calculate:

                                                                      2003                  2002
                                                                      ----                  ----
Benefit obligations:
    Discount rate..............................................       6.2%                  6.5%

Net periodic cost:
    Discount rate..............................................       6.5%                  7.0%
    Expected return on plan assets.............................       4.6%                  4.6%

     The following assumed health care cost trend rates were used to determine our postretirement benefit obligation:

                                                                      2003                  2002
                                                                      ----                  ----
Initial healthcare cost trend rate                                   10.0%                 11.5%
Ultimate health care cost trend rate                                  6.0%                  5.0%
Year the rate reaches the ultimate trend rate                        2014                  2015

     A one percentage point change in the assumed health care cost trend rate would have the following effects (dollars in millions):

                                                                         One Percentage Point
                                                                    ------------------------------
                                                                    Increase              Decrease
                                                                    --------              --------
Effect on the postretirement benefit obligation                       $1.5                 $(1.4)
Effect on the net periodic post retirement benefit cost                 .1                   (.1)

     Components of the cost we recognized related to postretirement plans were as follows (dollars in millions):

                                                                                        Postretirement
                                                                                           benefits
                                                                      ---------------------------------------------------
                                                                       Successor                     Predecessor
                                                                       ---------      -----------------------------------
                                                                                                             Years
                                                                      Four months     Eight months           ended
                                                                          ended           ended           December 31,
                                                                      December 31,      August 31,     -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Interest cost....................................................       $ .5             $ .9          $1.6        $1.5
Expected return of plan assets...................................          -                -           (.1)        (.1)
Amortization of prior service cost...............................          -              (.1)          (.2)       (1.0)
Recognized net actuarial loss....................................        (.3)             (.5)          (.5)        (.1)
                                                                        ----             ----          ----        ----

       Net periodic cost (benefit)...............................       $ .2             $ .3          $ .8        $ .3
                                                                        ====             ====          ====        ====

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $6.6 million in 2002 and $4.7 million in 2001. No employer contributions were made during the 2003 periods. Prior to 2002, employer matching contributions were made in Old Conseco common stock. For the first nine months of 2002, employer matching contributions were made in cash. In September 2002, the plans were amended to make future employer matching contributions discretionary. Effective January 1, 2004, the Company resumed making matching contributions in cash.

     Trust Preferred Securities

     Prior to 2003, certain wholly-owned subsidiary trusts had issued preferred securities in public offerings. The trusts used the proceeds from these offerings to purchase subordinated debentures from Conseco. The terms of the preferred securities

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

were parallel to the terms of the debentures, which accounted for substantially all trust assets. The preferred securities were to be redeemed on a pro rata basis, to the same extent as the debentures were repaid. Under certain circumstances involving a change in law or legal interpretation, the debentures could be distributed to the holders of the preferred securities. Our obligations under the debentures and related agreements, taken together, provided a full and unconditional guarantee of payments due on the preferred securities. The debentures issued to the subsidiary trusts and the common securities purchased by Conseco from the subsidiary trusts were eliminated in the consolidated financial statements. The Trust Preferred Securities guaranteed by Old Conseco prior to our emergence from bankruptcy were discharged in accordance with the Plan.

     On February 16, 2001, the trust preferred securities component of the FELINE PRIDES were retained by the Company (and subsequently retired) as payment under the stock purchase contract in accordance with their terms and, as a result, we issued 11.4 million shares of Old Conseco common stock to the holders of the FELINE PRIDES. The $496.6 million carrying value of the FELINE PRIDES that were retired (and used for payment pursuant to the stock purchase contracts) was transferred from minority interest to common stock and additional paid-in capital.

     Trust Preferred Securities at December 31, 2002, were as follows:

                                                        Year                  Carrying   Distribution     Earliest/mandatory
                                                       issued     Par value     value       rate           redemption dates
                                                       ------     ---------     -----       ----           ----------------
                                                                 (Dollars in millions)

Trust Originated Preferred Securities................    1999     $  300.0     $  296.5       9.44%            2004/2029
Trust Originated Preferred Securities ...............    1998        500.0        496.9       8.70             2003/2028
Trust Originated Preferred Securities................    1998        230.0        228.1       9.00             2003/2028
Capital Securities...................................    1997        300.0        300.0       8.80                  2027
Trust Originated Preferred Securities................    1996        275.0        275.0       9.16             2001/2026
Capital Trust Pass-through Securities................    1996        325.0        325.0       8.70                  2026
                                                                  --------     --------

                                                                  $1,930.0     $1,921.5
                                                                  ========     ========

     Reclassification Adjustments Included in Comprehensive Income

     The changes in unrealized appreciation (depreciation) included in comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income (loss) of approximately $545 million and $240 million for the years ended December 31, 2002 and 2001, respectively. Such changes for the 2003 periods were not significant.

     Sale of Interest in Riverboat

     In the first quarter of 2001, the Company sold its 29 percent ownership interest in the riverboat casino in Lawrenceberg, Indiana, for $260 million. We recognized a net gain on the sale of $192.4 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     11. SPECIAL CHARGES

     2002

     The following table summarizes the special charges incurred by the Company during 2002, which are further described in the paragraphs which follow (dollars in millions):

     Loss related to reinsurance transactions and businesses sold to raise cash.....        $47.5
     Costs related to debt modification and refinancing transactions................         17.7
     Expenses related to the termination of the former chief financial officer......          6.5
     Other items....................................................................         24.8
                                                                                            -----

         Special charges before income tax benefit..................................        $96.5
                                                                                            =====

     Loss related to debt modification and reinsurance transactions and businesses sold to raise cash

     We completed various asset sales and reinsurance transactions to raise cash which resulted in net losses of $47.5 million in 2002. These amounts included:
(i) a loss of $39.0 million related to the reinsurance of a portion of our life insurance business; (ii) a loss of $20.0 million associated with the sale of our subsidiary in India; partially offset by (iii) asset sales resulting in a net gain of $11.5 million.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements (including the debt exchange offer completed in April 2002), entered into in 2002 we incurred costs of $17.7 million which are not permitted to be deferred pursuant to GAAP.

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

     2001

     The following table summarizes the special charges incurred by the Company during 2001, which are further described in the paragraphs which follow (dollars in millions):

Organizational restructuring:
   Severance benefits....................................................................    $ 12.4
   Office closings and sale of artwork...................................................       7.9
   Transfer of certain customer service and backroom operations to our
     India subsidiary....................................................................      10.6
Amounts related to disputed reinsurance balances.........................................       8.5
Litigation expenses......................................................................      23.8
Other items..............................................................................      17.2
                                                                                             ------

   Special charges before income tax benefit.............................................    $ 80.4
                                                                                             ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Severance benefits

     During 2001, Conseco undertook several restructuring actions in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities met these requirements, we recognized a charge of $12.4 million in 2001.

     Office closings and sale of artwork

     In conjunction with our restructuring activities, we closed certain offices, which resulted in the abandonment of certain leasehold improvements. Further, certain antiques and artwork, formerly displayed in the Company's executive offices were sold. We recognized losses of $7.9 million related to these actions in 2001.

     Amounts related to disputed reinsurance balances

     During 2001, we discontinued marketing certain medical insurance products. Several reinsurers who assumed most of the risks associated with these products disputed the reinsurance receivables due to us. We established an allowance of $8.5 million for disputed balances that were ultimately written off due to their uncollectibility.

     Litigation expenses

     Litigation expenses primarily include the cost and proposed settlement related to our securities litigation class action lawsuit which was subsequently settled in the second quarter of 2003.

     Other items

     Other items include expenses incurred: (i) for consulting fees with respect to services provided related to various debt and organizational restructuring transactions; (ii) pursuant to the terms of the employment agreement for our chief executive officer; and (iii) for other items which are not individually significant.

     12. SHAREHOLDERS' EQUITY

     Pursuant to the Plan, CNO issued 34.4 million shares of Preferred Stock with an aggregate liquidation preference of approximately $859.7 million. The Preferred Stock has a par value of $.01 per share and a liquidation preference of $25 per share. Dividends are payable at a rate equal to 10.5 percent of the liquidation preference per share, payable semi-annually on March 1 and September
1. This rate will increase to 11 percent beginning September 11, 2005. These dividends are payable in additional shares of Preferred Stock until the later of: (i) September 10, 2005; or (ii) the beginning of the first fiscal quarter after which our primary insurance companies have received a financial strength rating of at least "A-" by A.M. Best. Thereafter, dividends are payable, at our option, in cash or additional shares of Preferred Stock. The Preferred Stock may be redeemed by CNO, in whole or in part, at any time in cash equal to the liquidation preference plus cumulative unpaid dividends thereon.

     The Preferred Stock is convertible, at the option of the holder, into common stock of CNO at any time on or after September 30, 2005. The conversion rate is equal to the total liquidation preference plus cumulative unpaid dividends thereon divided by $20.35 which was the average price of CNO's common stock, as defined, for each of the trading days in the 60 calendar day period immediately preceding January 8, 2004.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

option, may pay cash in an amount equal to the liquidation preference in lieu of delivering the exchanged common stock.

     The holders of the Preferred Stock will be entitled to voting rights beginning September 30, 2005 or earlier if there is: (i) a reduction in the financial strength rating assigned to any of our active material insurance subsidiaries (as defined) by A.M. Best; (ii) an event of default under our credit agreement; (iii) the occurrence of a material adverse regulatory event, as defined, with respect to any of our material insurance subsidiaries (as defined); or (iv) a failure to maintain various financial ratios and balances.

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

     Changes in the number of shares of common stock outstanding during the four months ended December 31, 2003, the eight months ended August 31, 2003 and the years ended December 31, 2002 and 2001 were as follows (shares in thousands):

                                                                       Successor                 Predecessor
                                                                    ---------------   -----------------------------------
                                                                                                            Years
                                                                      Four months     Eight months          ended
                                                                        ended            ended            December 31,
                                                                      December 31,      August 31,     -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Balance, beginning of period......................................           -           346,007      344,743       325,318
    Issuance of shares pursuant to Plan...........................       100,000             -             -            -
    Stock options exercised.......................................           -               -              6           432
    Stock warrants exercised......................................           -               -             -          3,327
    Shares issued in conjunction with the acquisition of Exl......           -               -             -          3,411
    Shares issued pursuant to stock purchase contracts related
       to the FELINE PRIDES.......................................           -               -             -         11,351
    Shares issued under employee benefit compensation plans.......           116             -          1,258           904
    Cancelled pursuant to the Plan................................          -           (346,007)          -            -
                                                                         ------         --------      -------       -------

Balance, end of period............................................       100,116             -        346,007       344,743
                                                                         =======        ========      =======       =======

     In February 2001, the Company issued 11.4 million shares of Old Conseco common stock pursuant to stock purchase contracts related to the FELINE PRIDES. This transaction is discussed in further detail in the note to the consolidated financial statements entitled "Other Disclosures".

     The Predecessor's 1994 Stock and Incentive Plan authorized the granting of options to employees and directors of the Company to purchase up to 24 million shares of Old Conseco common stock at a price not less than its market value on the date the option was granted. In 1997, the Company adopted the 1997 Non-qualified Stock Option Plan, which authorized the granting of non-qualified options to employees of the Company to purchase shares of Old Conseco common stock.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     A summary of the Company's stock option activity and related information for the four months ended December 31, 2003, the eight months ended August 31, 2003 and the years ended December 31, 2002 and 2001, is presented below (shares in thousands):

                                                    Successor                        Predecessor
                                                  ------------       ------------------------------------------------
                                                                                                      Years
                                                   Four months        Eight months                    ended
                                                     ended               ended                     December 31,
                                                  December 31,         August 31,           ------------------------
                                                     2003                2003               2002                2001
                                                     ----                ----               ----                ----

                                                        Weighted            Weighted           Weighted           Weighted
                                                         average             average            average            average
                                                        exercise            exercise           exercise           exercise
                                              Shares      price    Shares     price   Shares     price    Shares    price
                                              ------      -----    ------     -----   ------     -----    ------    -----
Outstanding at the beginning of
   the period...........................        -      $   -       23,520    $15.95    40,292    $15.01    36,107    $18.38

Options granted.........................     1,000        18.01        -       -        2,572      3.57     8,609      6.32

Exercised...............................        -          -           -       -           (6)     1.51      (432)     9.88

Cancelled pursuant to the Plan..........        -          -      (17,438)    18.29        -          -        -         -

Forfeited or terminated.................        -          -       (6,082)     9.26   (19,338)    12.35    (3,992)    27.27
                                             -----                -------            --------               ------

Outstanding at the end of the year......     1,000        18.01        -               23,520     15.95    40,292     15.01
                                             =====                =======            ========              ======

Options exercisable at the end of
   the period...........................        -                      -               13,593              13,591
                                             =====                =======            ========              ======

Available for future grant..............     7,982                     -               52,668              34,903
                                             =====                =======            ========              ======

     All outstanding stock options of the Predecessor were cancelled pursuant to the Plan.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

                                                     Options outstanding                   Options exercisable
                                            ----------------------------------------    ------------------------
                                              Number        Remaining       Exercise      Number        Exercise
Exercise prices                             outstanding  life (in years)      price     exercisable       price
---------------                             -----------  ---------------      -----     -----------       -----
$16.40..............................             500            9.75         $16.40           -             -
 19.61..............................             500            9.75          19.61           -             -
                                               -----                                         ---

                                               1,000                                          -
                                               =====                                         ===

     We estimated the fair value of each option grant used to determine the pro forma amounts summarized above using the Black-Scholes option valuation model with the following weighted average assumptions for the four months ended December 31, 2003, the eight months ended August 31, 2003 and the years ended December 31, 2002 and 2001:

                                                   Successor                           Predecessor
                                                 -------------        -------------------------------------------------
                                                                                                     Years
                                                   Four months        Eight months                   ended
                                                     ended               ended                    December 31,
                                                  December 31,         August 31,          ------------------------------
                                                  2003 Grants        2003 Grants           2002 Grants     2001 Grants
                                                  -----------        ------------          -----------     -----------
Weighted average risk-free interest rates..            3.7%                -                   4.7%             4.8%
Weighted average dividend yields...........            0.0%                -                   0.0%             0.0%
Volatility factors.........................             35%                -                    40%              40%
Weighted average expected life.............       6.1 years                -              6.4 years        6.4 years
Weighted average fair value per share......           $7.71                -                  $1.73            $3.04

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                Successor                    Predecessor
                                                              ------------     ------------------------------------
                                                                                                     Years
                                                              Four months      Eight months          ended
                                                                 ended             ended          December 31,
                                                             December 31,       August 31,    ---------------------
                                                                 2003              2003        2002           2001
                                                                 ----              ----        ----           ----
Net income (loss):
   Net income (loss)....................................          $ 96.3        $2,201.7     $(7,835.7)       $(405.9)
   Preferred stock dividends............................           (27.8)            -            (2.1)         (12.8)
                                                                  ------        --------     ---------        -------

     Income (loss) applicable to common
       ownership for basic earnings per share...........            68.5         2,201.7      (7,837.8)        (418.7)

   Effect of dilutive securities........................            27.8             -             -              -
                                                                  ------        --------     ---------        -------

   Income (loss) applicable to common ownership
     and assumed conversions for diluted earnings
     per share..........................................          $ 96.3        $2,201.7     $(7,837.8)       $(418.7)
                                                                  ======        ========     =========        =======

Shares:
   Weighted average shares outstanding for basic
     earnings per share.................................         100,110
                                                                 -------

Effect of dilutive securities on weighted average shares:
   Preferred stock......................................          43,257
   Stock options, warrants and employee
     benefit plans (a)..................................             119
                                                                 -------

   Dilutive potential common shares.....................          43,376
                                                                 -------

Weighted average shares outstanding for diluted
   earnings per share...................................         143,486
                                                                 =======

-------------
(a) The dilutive effect is determined under the treasury stock method using the average market price during the period.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


     13. OTHER OPERATING STATEMENT DATA

     Insurance policy income consisted of the following (dollars in millions):

                                                              Successor                    Predecessor
                                                            ------------    ---------------------------------------
                                                                                                    Years
                                                           Four months      Eight months            ended
                                                              ended             ended             December 31,
                                                           December 31,       August 31,      --------------------
                                                              2003              2003           2002           2001
                                                              ----              ----           ----           ----
Traditional products:
    Direct premiums collected.........................      $1,477.9         $3,264.3        $5,100.2       $5,426.3
    Reinsurance assumed...............................          31.9             57.3            78.7          146.0
    Reinsurance ceded.................................         (92.1)          (196.4)         (327.8)        (249.4)
                                                            --------         --------        --------       --------

          Premiums collected, net of reinsurance......       1,417.7          3,125.2         4,851.1        5,322.9

    Change in unearned premiums.......................         (15.4)            13.5           (19.7)           1.9
    Less premiums on universal life and products
       without mortality and morbidity risk which are
       recorded as additions to insurance liabilities         (528.2)        (1,266.4)       (1,792.7)      (1,828.2)
                                                            --------         --------        --------       --------
          Premiums on traditional products with
             mortality or morbidity risk, recorded
             as insurance policy income...............         874.1          1,872.3         3,038.7        3,496.6
Fees and surrender charges on interest-sensitive
    products .........................................         131.7            332.0           563.6          496.1
                                                            --------         --------        --------       --------

          Insurance policy income.....................      $1,005.8         $2,204.3        $3,602.3       $3,992.7
                                                            ========         ========        ========       ========

     The five states with the largest shares of 2003 collected premiums were Florida (8.1 percent), Illinois (6.8 percent), Texas (6.6 percent), and California (6.5 percent). No other state accounted for more than 5 percent of total collected premiums.

     Other operating costs and expenses were as follows (dollars in millions):

                                                             Successor                   Predecessor
                                                           ------------     ---------------------------------------
                                                                                                      Years
                                                           Four months      Eight months              ended
                                                              ended             ended              December 31,
                                                           December 31,       August 31,       -------------------
                                                              2003              2003           2002           2001
                                                              ----              ----           ----           ----

Commission expense..................................         $ 66.4            $117.9         $195.1           $218.6
Salaries and wages..................................           70.5             136.3          215.1            206.0
Other...............................................           81.5             168.1          326.0            322.5
                                                             ------            ------         ------           ------

       Total other operating costs and expenses.....         $218.4            $422.3         $736.2           $747.1
                                                             ======            ======         ======           ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the value of policies inforce at the Effective Date were as follows (dollars in millions):

                                                                                                      Successor
                                                                                                     -----------
                                                                                                     Four months
                                                                                                        ended
                                                                                                     December 31,
                                                                                                        2003
                                                                                                        ----
Successor balance, beginning of the period........................................................   $3,102.6
    Additional acquisition expense................................................................        2.4
    Amortization..................................................................................     (122.0)
    Amounts related to fair value adjustment of actively managed fixed maturities.................      (33.5)
                                                                                                     --------

Successor balance, end of the period..............................................................   $2,949.5
                                                                                                     ========

     Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 10 percent of the December 31, 2003 balance of the value of policies inforce at the Effective Date in 2004, 10 percent in 2005, 9 percent in 2006, 8 percent in 2007 and 8 percent in 2008. The discount rate used to determine the amortization of the value of policies inforce at the Effective Date averaged 5 percent in the four months ended December 31, 2003.

     Changes in the cost of policies purchased were as follows (dollars in millions):


                                                                                                     Predecessor
                                                                                  ---------------------------------------
                                                                                                        Twelve months
                                                                                       Eight months         ended
                                                                                          ended          December 31,
                                                                                        August 31,     -----------------
                                                                                          2003         2002         2001
                                                                                          ----         ----         ----

Balance, beginning of the period......................................................   $1,170.0     $1,657.8    $1,954.8
    Additional acquisition expense on acquired policies...............................        7.4         11.3        12.5
    Amortization......................................................................      (74.1)      (215.5)     (242.0)
    Amounts related to fair value adjustment of actively managed fixed maturities.....        4.7        (81.9)      (49.0)
    Reinsurance transactions..........................................................        -          (73.4)        -
    Net amounts related to discontinued operations ...................................        -          (66.6)      (13.9)
    Amounts related to sales of subsidiaries..........................................        -          (60.0)        -
    Other ............................................................................       (8.8)        (1.7)       (4.6)
    Elimination of Predecessor balance................................................   (1,099.2)          -          -
                                                                                         --------     --------    --------

Balance, end of the period............................................................   $    -       $1,170.0    $1,657.8
                                                                                         ========     ========    ========

     The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in the eight months ended August 31, 2003, 7 percent in 2002 and 6 percent in 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the cost of policies produced were as follows (dollars in millions):

                                                                       Successor                  Predecessor
                                                                    --------------    -----------------------------------
                                                                                                            Years
                                                                      Four months     Eight months          ended
                                                                         ended            ended          December 31,
                                                                      December 31,      August 31,     -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----

Balance, beginning of the period..................................     $  -              $2,014.4     $2,570.2    $2,480.5
   Additions......................................................      110.1               280.1        486.0       612.8
   Amortization...................................................       (8.3)             (252.8)      (544.3)     (396.3)
   Amounts related to fair value adjustment of actively
     managed fixed maturities.....................................        -                 (20.5)      (121.0)      (28.2)
   Reinsurance transactions.......................................        -                   -         (134.6)        -
   Net amounts related to discontinued operations.................        -                   -         (103.3)       15.0
   Amounts related to sales of subsidiaries.......................        -                   -         (140.8)        -
   Other..........................................................        -                  (1.7)         2.2      (113.6)
   Elimination of Predecessor balance.............................        -              (2,019.5)          -
                                                                       ------            --------     --------    --------
Balance, end of the period........................................     $101.8            $    -       $2,014.4    $2,570.2
                                                                       ======            ========     ========    ========

     In 2001, the Company stopped renewing portions of our major medical lines of business in several unprofitable states in accordance with the contractual terms of the policies. As a result, we determined that approximately $77.4 million of the cost of policies produced and the cost of policies purchased would not be recoverable. Such amount is recorded as amortization in the accompanying statement of operations.

     Policyholder redemptions of annuity and, to a lesser extent, life products have increased in recent periods. We experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B (fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Accordingly, amortization expense has increased. In 2002, we changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our then current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy of a range of 2 percent to 10 percent. We recorded additional amortization of the cost of policies produced and the cost of policies purchased related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002.

     The cost of policies produced and the cost of policies purchased are amortized in relation to the estimated gross profits to be earned over the life of our annuity products. As a result of economic developments, actual experience of our products and changes in our expectations, we changed our investment yield assumptions used in calculating the estimated gross profits to be earned on our annuity products. Such changes resulted in additional amortization of the cost of policies produced and the cost of policies purchased of $35.0 million (of which $7.2 million related to discontinued operations) in 2001.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     14. CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                          Successor                   Predecessor
                                                                       --------------    ----------------------------------
                                                                                                               Years
                                                                         Four months     Eight months          ended
                                                                            ended            ended          December 31,
                                                                         December 31,      August 31,     ----------------
                                                                            2003             2003         2002        2001
                                                                            ----             ----         ----        ----
Non-cash items not reflected in the investing and financing activities section of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee
       benefit plans..................................................       $ 2.6          $  -          $12.7      $ 19.7
     Issuance of convertible preferred shares.........................        27.8             5.3          2.1        12.8
     Value of FELINE PRIDES retired and transferred from minority
       interest to common stock and additional paid-in capital........         -               -            -         496.6
     Issuance of common stock in connection with the acquisition
       of Exl.........................................................         -               -            -          52.1
     Decrease in notes payable-direct corporate obligations and increase in other liabilities reflecting the estimated fair value
       of interest rate swap agreements...............................         -               -            -          13.5


     The effect on our consolidated balance sheet of implementing fresh start accounting is discussed in the note to the consolidated financial statements entitled "Fresh Start Reporting". Such non-cash adjustments are not reflected in our consolidated statement of cash flows.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following reconciles net income (loss) to net cash provided by operating activities (dollars in millions):


                                                                         Successor              Predecessor
                                                                      --------------  ----------------------------------
                                                                                                              Years
                                                                         Four months       Eight months       ended
                                                                           ended              ended        December 31,
                                                                        December 31,        August 31,   ---------------
                                                                           2003               2003       2002       2001
                                                                           ----               ----       ----       ----
Cash flows from operating activities:
   Net income (loss).................................................      $  96.3         $2,201.7   $(7,835.7)  $ (405.9)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Interest-only securities investment income....................          -                -         (10.6)     (51.5)
       Cash received from interest-only securities, net..............          -                -         (73.3)      14.3
       Servicing income..............................................          -                -         (83.9)    (115.3)
       Cash received from servicing activities.......................          -                -          46.9       71.7
       Provision for losses..........................................          -               55.6     1,160.8      707.2
       (Gain) loss on sale of finance receivables....................          -                -          49.5      (26.9)
       Amortization and depreciation.................................        144.7            369.8     1,017.8      848.0
       Income taxes..................................................        131.0             31.4       758.3     (140.7)
       Insurance liabilities.........................................        207.2            265.8       509.5      334.4
       Accrual and amortization of investment income.................         20.1             43.2       227.9       97.2
       Deferral of cost of policies produced and purchased...........       (111.6)          (287.5)     (509.2)    (667.0)
       Gain on sale of interest in riverboat.........................          -                -           -       (192.4)
       Impairment charges............................................          -                -       1,514.4      386.9
       Goodwill impairment...........................................          -                -         500.0        -
       Special charges...............................................          -                -         171.2       72.4
       Reorganization items..........................................          -           (2,157.0)        -          -
       Cumulative effect of accounting change........................          -                -       2,949.2        -
       Minority interest.............................................          -                -         173.2      183.9
       Net realized investment (gains) losses........................        (11.8)             5.4       673.7      413.7
       Discontinued operations.......................................          -              (16.7)       93.1        -
       Gain on extinguishment of debt................................          -                -          (8.1)     (26.9)
       Other.........................................................        (36.8)           235.6       (29.0)    (178.4)
                                                                           -------         --------   ---------   --------

         Net cash provided by operating activities...................      $ 439.1         $  747.3   $ 1,295.7   $1,324.7
                                                                           =======         ========   =========   ========

     At December 31, 2003, restricted cash consisted of: (i) of $17.3 million held in trust for the payment of bankruptcy-related professional fees; and (ii) $14.6 million of cash held by three investment trusts (which are further described in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities").

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     15. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

                                                                                                      2003          2002
                                                                                                      ----          ----
Statutory capital and surplus....................................................................    $1,514.1     $1,064.4
Asset valuation reserve..........................................................................        40.9         11.6
Interest maintenance reserve.....................................................................       217.4        311.3
                                                                                                     --------     --------

      Total......................................................................................    $1,772.4     $1,387.3
                                                                                                     ========     ========

     The statutory capital and surplus shown above included investments in upstream affiliates, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP, as follows (dollars in millions):

                                                                                                      2003          2002
                                                                                                      ----          ----
Securitization debt issued by special purpose entities and guaranteed by our finance subsidiary, all of which was purchased by our insurance subsidiaries
   prior to the acquisition of CFC.................................................................    $ -          $  2.0
Preferred and common stock of intermediate holding company.........................................     159.0        146.4
Other .............................................................................................      -             2.5
                                                                                                       ------       ------

      Total........................................................................................    $159.0       $150.9
                                                                                                       ======       ======

    Statutory earnings build the capital adequacy required by ratings agencies and regulators. Statutory earnings and fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The combined statutory net income (loss) (a non-GAAP measure) of our life insurance subsidiaries was $286.1 million, $(465.0) million and $(137.8) million in 2003, 2002 and 2001, respectively. Included in such net income (loss) are net realized capital gains (losses), net of income taxes, of $32.8 million, $(516.1) million and $(188.0) million in 2003, 2002 and 2001, respectively. In addition, the insurance subsidiaries incur fees and interest to Conseco or its non-life subsidiaries; such amounts totaled $85.8 million, $194.8 million and $279.2 million in 2003, 2002 and 2001, respectively.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During 2002, our insurance subsidiaries paid dividends to Conseco totaling $240.0 million. In 2003, a non-cash dividend of $4.5 million representing affiliated common stock was paid to CDOC.

     On October 30, 2002, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas (on behalf of itself and all other Conseco insurance subsidiaries), our insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas whereby they agreed: (i) not to request any dividends or other distributions before January 1, 2003 and, thereafter, not to pay any dividends or other distributions to parent companies outside of the insurance system without the prior approval of the Texas Insurance Commissioner; (ii) to continue to maintain sufficient capitalization and reserves as required by the Texas Insurance Code; (iii) to request approval from the Texas Insurance Commissioner before making any disbursements not in the ordinary course of business; (iv) to complete any pending transactions previously reported to the proper insurance regulatory officials prior to and during Conseco's restructuring, unless not approved by the Texas Insurance Commissioner; (v) to obtain a commitment from Conseco to maintain their infrastructure, employees, systems and physical facilities prior to and during Conseco's restructuring; and (vi) to continue to permit the Texas Insurance Commissioner to examine its books, papers, accounts,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

records and affairs. The consent orders were formally released on November 19, 2003. We have agreed with the Texas Insurance Department to provide prior notice of certain transactions, including up to 30 days prior notice of the payment of dividends by an insurance subsidiary to any non-insurance company parent, and periodic reporting of information concerning our financial performance and condition.

     The National Association of Insurance Commissioners' Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to its company action level risk based capital ("RBC"): (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition, the Model Act provides for an annual trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     The 2003 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within the Other Business in Run-off segment, the RBC ratio of one of our subsidiaries is near the level which would require it to submit a comprehensive plan aimed at improving its capital position.

     The consolidated RBC ratio for our insurance subsidiaries was approximately 287 percent at December 31, 2003. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     Our insurance subsidiaries hold principal protected senior notes of three trusts which invest in fixed maturities, mortgages, preferred stock, common stock and limited partnerships. We consolidate the trusts in our financial statements prepared in accordance with GAAP and at December 31, 2003, the estimated fair value of the trust investments slightly exceeded their GAAP book value. During the fourth quarter of 2003, the trusts began liquidating their portfolios, a process which is expected to be completed in the first quarter of 2004. Under statutory accounting practices, which differ from GAAP, realized capital losses of $45.9 million were recorded on the fourth quarter 2003 partial redemption of the senior notes issued by the trusts that are owned by the insurance subsidiaries. Additional statutory realized capital losses of $94.9 million were recorded at December 31, 2003 since a decision had been made to redeem the remaining senior notes at amounts less than their amortized cost. The total statutory realized losses of $140.8 million on the senior notes were included in the interest maintenance reserve.

     16. BUSINESS SEGMENTS

     After our emergence from bankruptcy, we began to manage our business operations through two primary operating segments, based on method of product distribution, and a third segment comprised of business in run-off. We refer to these segments as: (i) Bankers Life; (ii) Conseco Insurance Group; and (iii) Other Business in Run-Off. Prior to its disposition effective March 31, 2003, we also had a finance segment (which is reflected in our discontinued operations in the consolidated statement of operations). We also have a corporate segment, which consists of holding company activities and certain noninsurance company businesses that are not related to our other operating segments. Prior period segment data has been reclassified to conform to the current period presentation.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Operating information regarding our segments was as follows (dollars in millions):

                                                                       Successor                 Predecessor
                                                                    --------------    ----------------------------------
                                                                                                            Years
                                                                       Four months     Eight months         ended
                                                                          ended           ended          December 31,
                                                                       December 31,      August 31,    -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities...........................................        $  17.3         $  32.9       $  39.6      $  31.4
            Supplemental health.................................          384.2           760.4       1,122.8      1,082.5
            Life................................................           51.5            91.5         125.1        271.2
            Other...............................................            3.8             7.9          12.6         15.0
       Net investment income (a)................................          135.5           258.2         367.4        376.4
       Fee revenue and other income (a).........................             .5              .2           1.3          1.2
       Net realized investment gains (losses) (a)...............            3.4             5.5        (128.7)       (43.5)
                                                                        -------         -------       -------      -------

                Total Bankers Life segment revenues.............          596.2         1,156.6       1,540.1      1,734.2
                                                                        -------         -------       -------      -------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities...........................................            8.8            51.6         121.3         56.8
            Supplemental health.................................          250.9           499.0         727.9        684.4
            Life................................................          125.7           303.9         503.8        524.5
            Other...............................................           13.1            38.3         101.9        111.7
       Net investment income (a)................................          288.6           582.6         896.3      1,010.1
       Fee revenue and other income (a).........................             .5            17.0          25.4         31.4
       Net realized investment gains (losses) (a)...............            9.5           (17.1)       (368.1)      (209.1)
                                                                        -------         -------       -------      -------

                Total Conseco Insurance Group
                    segment revenues............................          697.1         1,475.3       2,008.5      2,209.8
                                                                        -------         -------       -------      -------

    Other Business in Run-Off:
       Insurance policy income - supplemental health............          150.5           418.8         847.3      1,215.2
       Net investment income (a)................................           55.3           101.5         155.8        166.7
       Fee revenue and other income (a).........................             .9             -              .8          1.2
       Net realized investment gains (losses) (a)...............            (.7)            6.3         (58.2)       (24.6)
                                                                        -------         -------       -------      -------

                Total Other Business in Run-Off
                    segment revenues............................          206.0           526.6         945.7      1,358.5
                                                                        -------         -------       -------      -------

    Corporate:
       Net investment income (a)................................             .7            16.2          14.0         39.7
       Venture capital gain (loss) related to investment in AWE.           (5.5)           10.5         (99.3)       (23.4)
       Gain on sale of interest in riverboat....................            -               -             -          192.4
       Net realized investment gains (losses) (a)...............            (.4)            (.1)         (1.3)       (62.8)
       Fee and other income.....................................           11.4            17.1          59.2         68.5
                                                                        -------         -------       -------      -------

                Total corporate segment revenues................            6.2            43.7         (27.4)       214.4
                                                                        -------         -------       -------      -------

    Eliminations................................................            -               -           (16.5)       (24.9)
                                                                        -------         -------       -------      -------

                Total revenues..................................        1,505.5         3,202.2       4,450.4      5,492.0
                                                                        -------         -------       -------      -------

                            (continued on next page)


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

                         (continued from previous page)

                                                                       Successor                  Predecessor
                                                                    --------------    ----------------------------------
                                                                                                            Years
                                                                      Four months     Eight months          ended
                                                                         ended            ended          December 31,
                                                                     December 31,      August 31,      -----------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Expenses:
    Bankers Life:
       Insurance policy benefits................................          395.8           795.1       1,090.9      1,108.8
       Amortization.............................................           62.3           113.9         168.7        193.4
       Interest expense on investment borrowings................             .8             3.4           4.6          6.1
       Other operating costs and expenses.......................           51.8            84.6          94.4        130.6
       Special charges..........................................            -               -            45.0          6.0
                                                                        -------       ---------     ---------     --------

            Total Bankers Life segment expenses.................          510.7           997.0       1,403.6      1,444.9
                                                                        -------       ---------     ---------     --------

    Conseco Insurance Group:
       Insurance policy benefits................................          421.2           746.3       1,377.0      1,390.1
       Amortization.............................................           64.4           201.8         541.4        324.6
       Interest expense on investment borrowings................            1.6             4.7          10.2         19.7
       Other operating costs and expenses.......................          115.6           222.6         292.1        273.9
       Special charges..........................................            -               -             (.7)        15.5
                                                                        -------       ---------     ---------     --------

            Total Conseco Insurance Group segment expenses......          602.8         1,175.4       2,220.0      2,023.8
                                                                        -------       ---------     ---------     --------
    Other Business in Run-Off:
       Insurance policy benefits................................          150.7           597.3         864.6      1,089.6
       Amortization.............................................            6.3            25.7         112.2        160.1
       Interest expense on investment borrowings................            -                .2            .6          2.0
       Other operating costs and expenses.......................           36.2            74.7         185.1        212.8
                                                                        -------       ---------     ---------     --------

            Total Other Business in Run-Off segment expenses....          193.2           697.9       1,162.5      1,464.5
                                                                        -------       ---------     ---------     --------
    Corporate:
       Interest expense on corporate debt.......................           34.4           194.2         325.5        369.6
       Provision for losses and interest expense related to
            stock purchase plan.................................            -              55.6         240.0        169.6
       Amortization related to operations.......................            -               -              .6        108.2
       Interest expense on investment borrowings................            -               -             1.0          2.6
       Other operating costs and expenses.......................           14.9            40.4         181.1        135.2
       Goodwill impairment......................................            -               -           500.0          -
       Gain on extinguishment of debt...........................            -               -            (1.8)       (17.0)
       Reorganization items.....................................            -          (2,130.5)         14.4          -
       Special charges..........................................            -               -            52.2         58.9
                                                                        -------       ---------     ---------     --------

            Total corporate segment expenses....................           49.3        (1,840.3)      1,313.0        827.1
                                                                        -------       ---------     ---------     --------

    Eliminations................................................            -               -           (16.5)       (24.9)
                                                                        -------       ---------     ---------     --------

            Total expenses......................................        1,356.0         1,030.0       6,082.6      5,735.4
                                                                        -------       ---------     ---------     --------
    Income (loss) before income taxes, minority interest, discontinued
       operations and cumulative effect of accounting change:
            Bankers Life........................................           85.5           159.6         136.5        289.3
            Conseco Insurance Group.............................           94.3           299.9        (211.5)       186.0
            Other Business in Run-Off...........................           12.8          (171.3)       (216.8)      (106.0)
            Corporate operations................................          (43.1)        1,884.0      (1,340.4)      (612.7)
                                                                        -------       ---------     ---------     --------
                Income (loss) before income taxes, minority
                   interest, discontinued operations and
                   cumulative effect of accounting change.......        $ 149.5       $ 2,172.2     $(1,632.2)    $ (243.4)
                                                                        =======       =========     =========     ========

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Segment balance sheet information was as follows (dollars in millions):

                                                                                             Successor       Predecessor
                                                                                            -----------      -----------
                                                                                            December 31,     December 31,
                                                                                                2003             2002
                                                                                                ----             ----
Assets:
   Bankers Life.........................................................................      $ 9,826.2         $ 8,306.8
   Conseco Insurance Group..............................................................       16,343.0          17,121.6
   Other Business in Run-Off............................................................        3,511.2           2,831.7
   Corporate............................................................................          239.7             624.6
   Assets of discontinued operations....................................................            -            17,624.3
                                                                                              ---------         ---------

        Total assets....................................................................      $29,920.1         $46,509.0
                                                                                              =========         =========

Liabilities:
   Bankers Life.........................................................................      $ 8,338.1         $ 6,774.3
   Conseco Insurance Group..............................................................       13,774.9          14,924.7
   Other Business in Run-Off............................................................        3,511.2           2,138.8
   Corporate............................................................................        1,478.3           5,175.8
   Liabilities of discontinued operations...............................................            -            17,624.3
                                                                                              ---------         ---------

        Total liabilities...............................................................      $27,102.5         $46,637.9
                                                                                              =========         =========

     The following tables present selected financial information of our segments (dollars in millions):


                                                      Value of     Cost of
                                                      policies    policies
                                                       inforce     produced
                                                       at the     and cost
                                                      Effective  of policies      Insurance
Segment                                                 Date      purchased      liabilities    Goodwill
-------                                                 ----      ---------      -----------    --------
2003
----
Bankers Life................................          $1,328.5    $  83.3       $ 8,092.5       $172.5
Conseco Insurance Group.....................           1,394.0       18.5        13,251.1        779.7
Other Business in Run-off...................             227.0         -          3,498.6          -
                                                      --------    -------       ----------      ------

   Total....................................          $2,949.5    $ 101.8       $24,842.2       $952.2
                                                      ========    =======       =========       ======

2002
----
Bankers Life................................          $    -     $1,165.5       $ 6,323.6       $100.0
Conseco Insurance Group.....................               -      1,760.8        14,350.4          -
Other Business in Run-off...................               -        258.1         2,123.1          -
                                                      -------    --------       ---------       ------

   Total....................................          $    -     $3,184.4       $22,797.1       $100.0
                                                      =======    ========       =========       ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


     17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     We compute earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and
(ii) the uneven distribution of earnings during the year. Quarterly financial data (unaudited) was as follows (dollars in millions, except per share data).

                                                                               Predecessor                   Successor
                                                                    ------------------------------    ----------------------
                                                                                        Two months     One month
                                                                                           ended        ended
                                                                    1st Qtr.  2nd Qtr.   August 31    September 30  4th Qtr.
                                                                    --------  --------   ---------    ------------  --------
2003
----
   Revenues.....................................................    $1,237.2  $1,230.1     $734.9       $366.3    $1,139.2
   Income (loss) before income taxes, minority interest and
     discontinued operations....................................       (47.5)    (39.3)   2,259.0         37.8       111.7
   Net income (loss)............................................       (19.0)    (20.6)   2,241.3         24.2        72.1

   Income (loss) per common share:
     Basic:
          Net income............................................                                          $.19        $.50

     Diluted:
          Net income............................................                                          $.17        $.49


                                                                                                Predecessor
                                                                             ----------------------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------

2002
----
   Revenues................................................................  $1,258.5     $  990.4      $990.8      $1,210.7
   Loss before income taxes, minority interest, discontinued operations,
     and cumulative effect of accounting change ...........................     (85.7)      (386.9)     (952.9)       (206.7)
   Net loss................................................................  (3,045.1)    (1,333.1)   (1,769.0)     (1,688.5)

     18. INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46, as described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies". The following are descriptions of our significant investments in VIEs:

     Brickyard Trust

     Brickyard Loan Trust ("Brickyard") was a collateralized debt obligation trust which participated in an underlying pool of commercial loans. The trust was formed by the Predecessor and was fully liquidated in the third quarter of 2003. The initial capital structure of Brickyard consisted of $575 million of senior financing provided by unrelated third party investors and $127 million of notes and subordinated certificates owned by the Company and others. As a result of our 85 percent ownership interest in the subordinated certificates, we were the primary beneficiary of Brickyard. In accordance with ARB 51 "Consolidated Financial Statements", Brickyard was consolidated in our financial statements because: (i) our investment management subsidiary, 40|86 Advisors, Inc. was the investment manager; and (ii) we owned a significant interest in the subordinated certificates.

     In the fourth quarter of 2002, the trust decided to begin the process of liquidating its portfolio of commercial loans. The trust planned to use the proceeds to: (i) repay the senior debt; and (ii) distribute residual proceeds to the subordinated certificate holders. As a result of the trust's intent to sell the commercial loans in the near future, we determined the decline in value of certain commercial loans was other than temporary. Accordingly, we recognized the decline in value of $45.5 million in 2002 as a realized loss and the cost basis of the commercial loans was reduced to estimated fair value. We included the $410.2

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

million carrying value of the commercial loans which served as collateral for Brickyard's obligations in "assets held in separate accounts and investment trust" at December 31, 2002. Such carrying value approximated the estimated fair value of the trust's assets. The liabilities and minority interest of the trust totaled $392 million at December 31, 2002 and included: (i) $384 million of amounts due to the holders of the senior note obligations (including principal amount due plus accrued interest less $92 million in a cash reserve account held for the benefit of the senior note holders); and (ii) $8 million representing the interests of the minority holders of the subordinated certificates. These amounts were included in "liabilities related to separate accounts and investment trust". The senior note obligations of the trust had no recourse to the general credit of the Company.

     The trust sold all of the commercial loans, repaid the senior notes and distributed its remaining assets to the subordinated certificate holders during the third quarter of 2003. We recognized an impairment loss of $11.1 million during the second quarter of 2003 to record an other than temporary decline in the value of certain of the trust's commercial loans. No additional gain or loss was recognized upon the ultimate disposition of Brickyard.

     Other Investment Trusts

     In December 1998, Old Conseco formed three investment trusts which invest in various fixed maturity, limited partnership and other types of investments. The initial capital structure of each of the trusts consisted of: (i) principal-protected senior notes; (ii) subordinated junior notes; and (iii) equity. The senior principal-protected notes are collateralized by zero coupon treasury notes with par values and maturities matching the par values and maturities of the principal-protected senior notes. Conseco's life insurance subsidiaries own 100 percent of the senior principal-protected notes. Certain of Conseco's non-life insurance subsidiaries own all of the subordinated junior notes, which have a preferred return equal to the total return on the trusts' assets in excess of principal and interest on the senior notes. The equity of the trusts is owned by unrelated third parties.

     The three investment trusts are VIEs under FIN 46 because the trusts' equity represents significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all expected residual returns. Based on our 100 percent ownership of the subordinated junior notes, we are the primary beneficiary of the investment trusts. All three trusts are consolidated in our financial statements. The carrying value of the total invested assets in the three trusts was approximately $228 million and $382 million at December 31, 2003 and 2002, respectively, which also represents Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts have no obligations or debt to outside parties. During the fourth quarter of 2003, the trusts began liquidating their portfolios, a process which is expected to be completed in the first quarter of 2004. The investments held by the trusts are reflected in our investments in the consolidated balance sheet.

     Investment in General Motors Building

     See the note to the consolidated financial statements entitled "Investments" for a discussion of this investment.


     19. FINANCIAL INFORMATION REGARDING CFC

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited from this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, CFC. We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of the finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale in respect of our interest in CFC, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of CFC on our Predecessor's consolidated balance sheet. The consolidated statement of operations reflects the operations of the discontinued finance business in the caption "Discontinued operations" for all periods. Our December 31, 2002 consolidated balance sheet includes the total assets of the finance segment in the caption "Assets of discontinued operations" and the total liabilities of the finance segment in the caption "Liabilities of discontinued operations".

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following summarizes selected balance sheet information of CFC as of December 31, 2002:

                                       CFC
                     CONSOLIDATED BALANCE SHEET INFORMATION
                                December 31, 2002
                              (Dollars in millions)


                                                                                                     2002
                                                                                                     ----
ASSETS

Retained interests in securitization trusts at fair value (amortized cost:
    2002 - $189.1)............................................................................   $   252.6
Cash and cash equivalents.....................................................................       562.3
Cash held in segregated accounts for investors in securitizations.............................       394.7
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................       998.4
Finance receivables...........................................................................     2,023.1
Finance receivables - securitized.............................................................    12,460.0
Receivables due from Conseco, Inc.(a).........................................................       276.1
Other assets..................................................................................       997.7
                                                                                                 ---------

       Total assets...........................................................................   $17,964.9
                                                                                                 =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Liabilities:
   Investor payables..........................................................................   $   394.7
   Guarantee liability related to interests in securitization trusts held by others...........       326.7
   Liabilities related to certificates of deposit.............................................     2,326.0
   Servicing liability........................................................................       333.4
   Income tax liability.......................................................................        34.6
   Other liabilities..........................................................................       279.1
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......    13,069.7
     Debtor in possession facilities..........................................................        82.0
                                                                                                 ---------

          Total liabilities not subject to compromise.........................................    16,846.2
                                                                                                 ---------

Liabilities subject to compromise ............................................................     1,204.9
                                                                                                 ---------

          Total liabilities...................................................................    18,051.1
                                                                                                 ---------

Shareholder's deficit:
   Preferred stock (a)........................................................................       750.0
   Common stock and additional paid-in capital (a)............................................     1,209.4
   Accumulated other comprehensive income (net of applicable deferred
     income tax benefit:  2002 - $(63.8)) (a).................................................       110.6
   Retained deficit (a).......................................................................    (2,156.2)
                                                                                                 ---------

          Total shareholder's deficit.........................................................       (86.2)
                                                                                                 ---------

          Total liabilities and shareholder's deficit.........................................   $17,964.9
                                                                                                 =========

-----------------
(a) Intercompany accounts were eliminated when consolidated with Conseco and its other wholly-owned subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following summarizes selected statement of operations information of CFC for the years ended December 31, 2002 and 2001:

                                       CFC
              CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION (a)
                 for the years ended December 31, 2002 and 2001
                              (Dollars in millions)

                                                                                 2002            2001
                                                                                 ----            ----
Revenues:
   Net investment income:
     Finance receivables and other..........................................  $ 2,062.4       $2,150.1
     Retained interests.....................................................       75.0          125.3
     Affiliated (b).........................................................       11.8           19.6
   Gain (loss) on sale of finance receivables...............................      (49.5)          26.9
   Servicing income.........................................................       83.9          115.3
   Impairment charges.......................................................   (1,449.9)        (386.9)
   Fee revenue and other income.............................................      189.9          220.5
                                                                              ---------        -------

         Total revenues.....................................................      923.6        2,270.8
                                                                              ---------        -------

Expenses:
   Provision for losses.....................................................      950.0          537.7
   Interest expense - affiliated (b)........................................       10.3           28.5
   Interest expense.........................................................    1,119.7        1,205.9
   Other operating costs and expenses.......................................      608.0          639.4
   Other operating costs and expenses - affiliated (b)......................        8.0            3.0
   Gain on extinguishment of debt.........................................         (6.3)          (9.9)
   Special charges..........................................................      121.9           21.5
   Reorganization items.....................................................       17.3            -
                                                                              ---------        -------

         Total expenses.....................................................    2,828.9        2,426.1
                                                                              ---------        -------

         Loss before income taxes...........................................   (1,905.3)        (155.3)

Income tax expense (benefit):
   Tax (benefit) expense on period income...................................       36.8          (52.6)
   Valuation allowance for deferred tax assets..............................      245.3            -
                                                                              ----------       -------

         Net loss...........................................................   (2,187.4)        (102.7)

Preferred stock dividends payable to Conseco (b)............................       67.5           67.5
                                                                              ---------        -------

         Net loss applicable to common stock................................  $(2,254.9)       $(170.2)
                                                                              =========        =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

----------------
(a) CFC's statement of operations information has been presented as a discontinued operation in Conseco's consolidated financial statements for the periods summarized.

(b) Intercompany accounts were eliminated when consolidated with Conseco and its other wholly-owned subsidiaries.


     The following table reconciles CFC's loss before cumulative effect of accounting change as presented on the previous page to the amount included in discontinued operations in the accompanying consolidated statement of operations (dollars in millions):

                                                                                      2002              2001
                                                                                      ----              ----

       Net loss.................................................................. $(2,187.4)          $(102.7)

       Income taxes(a)...........................................................     282.1               -

       Net expenses eliminated in consolidation, net of
          income tax.............................................................       6.5               7.7

       Impairment charge related to investment in CFC............................     (64.5)              -
                                                                                  ---------           -------

       Loss recognized as discontinued operations................................ $(1,963.3)          $ (95.0)
                                                                                  =========           =======

-------------
(a) Amount is considered in determining the income tax expense in the consolidated statement of operations.

     Summary of Significant Accounting Policies

     Significant accounting policies, not described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies," which are more relevant to CFC are discussed below:

     Retained Interest in Securitization Trusts

     Retained interests in securitization trusts represent the right to receive certain future cash flows from securitization transactions structured prior to CFC's September 8, 1999 announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. CFC carried retained interests at estimated fair value. We determined fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. CFC determined the appropriate discount rate to value these securities based on it's estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. The discount rate was 16 percent at December 31, 2002. CFC recorded any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occurred, CFC reduced the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values were based on CFC's internal evaluations.

     Finance Receivables

     Finance receivables included manufactured housing, home equity, home improvement, retail credit and floor plan loans. CFC carried finance receivables at amortized cost, net of an allowance for credit losses.

     CFC deferred fees received and costs incurred when it originated finance receivables. CFC amortized deferred fees, costs, discounts and premiums over the estimated lives of the receivables. CFC included such deferred fees or costs in the amortized cost of finance receivables.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     CFC generally stopped accruing investment income on finance receivables after three consecutive months of contractual delinquency.

     Finance receivables transferred to securitization trusts in transactions structured as securitized borrowings are classified as finance receivables - securitized. These receivables were held as collateral for the notes issued to investors in the securitization trusts. Finance receivables held by CFC that had not been securitized are classified as finance receivables.

     Provision for Losses

     The provision for credit losses was based upon an assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, and other relevant factors. In management's opinion, the provision was sufficient to maintain the allowance for credit losses at a level that adequately provided for losses inherent in the portfolio.

     CFC reduced the carrying value of finance receivables to net realizable value at the earlier of: (i) six months of contractual delinquency; or (ii) when it took possession of the property securing the finance receivable.

     Liabilities Related to Certificates of Deposit

     These liabilities related to the certificates of deposits issued by CFC's bank subsidiaries. The liability and interest expense account were also increased for the interest which accrued on the deposits. At December 31, 2002, the weighted average interest crediting rate on these deposits was 3.5 percent.

     Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights

     Subsequent to September 8, 1999, CFC generally structured its securitizations in a manner that required them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on CFC's balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). The ratings downgrades and other events that followed the Company's August 9, 2002, announcement, eliminated CFC's access to the securitization markets.

     For securitizations structured prior to September 8, 1999, CFC accounted for the transfer of finance receivables as sales. In accordance with GAAP, CFC recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. CFC determined such carrying value by allocating the carrying value of the finance receivables between the portion sold and the interests retained (generally interest-only securities, servicing rights and, in some instances, other subordinated securities), based on each portion's relative fair values on the date of the sale.

     CFC amortized the servicing rights it retained after the sale of finance receivables in proportion to, and over the estimated period of, net servicing income.

     CFC evaluated servicing rights for impairment on an ongoing basis, stratified by product type and securitization period. To the extent that the recorded amount exceeded the fair value for any strata, CFC established a valuation allowance through a charge to earnings. If CFC determined, upon subsequent measurement of the fair value of these servicing rights, that the fair value equaled or exceeded the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

     Liabilities Subject to Compromise

     Under the Bankruptcy Code, actions by creditors to collect indebtedness CFC owed prior to the Petition Date were stayed and certain other prepetition contractual obligations were not enforced against the Finance Company Debtors. CFC received approval from the Bankruptcy Court to pay certain prepetition liabilities including employee salaries and wages, benefits, and other employee obligations. All other prepetition liabilities were classified as "liabilities subject to compromise" in CFC's December 31, 2002 consolidated balance sheet.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table summarizes the components of the liabilities included in the line "liabilities subject to compromise" in CFC's consolidated balance sheet as of December, 2002 (dollars in millions):

Other liabilities:
   Liability for litigation...................................................  $   38.8
   Accounts payable and accrued expenses......................................      65.8
                                                                                --------

       Total other liabilities subject to compromise..........................     104.6
                                                                                --------

Preferred stock dividends payable to Conseco, Inc.............................     153.6
                                                                                --------

Notes payable:
   Master repurchase agreements (a)...........................................     174.4
   Credit facility collateralized by retained
     interests in securitizations (a) ........................................     497.7
   Due to Conseco, Inc........................................................     273.2
   Other borrowings...........................................................       1.4
                                                                                --------

       Total notes payable subject to compromise..............................     946.7
                                                                                --------

       Total liabilities subject to compromise................................  $1,204.9
                                                                                ========

----------------
(a)  The Finance Company Debtors have guaranteed these facilities.

     Finance Receivables and Retained Interests in Securitization Trusts

     During 2002, CFC completed six securitization transactions, securitizing $2.7 billion of finance receivables. These securitizations were structured in a manner that required them to be accounted for as secured borrowings, whereby the loans and securitization debt remained on CFC's balance sheet, rather than as sales, pursuant to SFAS 140. Such accounting method is referred to as the "portfolio method".

     CFC classified the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized". The average interest rate on these receivables was approximately 12.4 percent at December 31, 2002. CFC classified the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

     Conseco's leveraged condition and liquidity difficulties eliminated CFC's ability to access the securitization markets. This required CFC to pursue whole loan sales to maintain availability under its warehouse facilities for new originations. Accordingly, CFC classified its unsecuritized finance receivables as held for sale which required the assets to be carried at the lower of cost or market. At December 31, 2002, CFC had an allowance of $47.1 million for certain finance receivables with current estimated market values below cost.

     During 2002, CFC completed various loan sale transactions. CFC sold $2.1 billion of finance receivables which generated net losses of $49.5 million. CFC also recognized a loss of $96.0 million related to the sale of $.5 billion of certain finance receivables sold as part of its cash raising initiatives in order to meet its debt obligations. See "Special Charges" elsewhere in the notes to the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table summarizes CFC's finance receivables - securitized by business line (dollars in millions):

                                                                                               December 31,
                                                                                               ------------
                                                                                                   2002
                                                                                                   ----
Primary lines:
   Manufactured housing......................................................................   $ 6,965.3
   Mortgage services.........................................................................     5,005.9
   Retail credit.............................................................................       641.5
   Consumer finance - closed-end.............................................................       407.7
                                                                                                ---------

                                                                                                 13,020.4
   Less allowance for credit losses..........................................................       560.4
                                                                                                ---------

     Total finance receivables - securitized.................................................   $12,460.0
                                                                                                =========

     The following table summarizes CFC's other finance receivables by business line and categorized as either a part of CFC's primary lines or a part of other lines (discontinued in previous periods) (dollars in millions):

                                                                                               December 31,
                                                                                               ------------
                                                                                                   2002
                                                                                                   ----

Primary lines:
   Manufactured housing......................................................................    $  159.5
   Mortgage services.........................................................................       260.7
   Retail credit.............................................................................     1,599.1
   Consumer finance closed-end...............................................................        35.8
                                                                                                 --------

                                                                                                  2,055.1
   Less allowance for credit losses..........................................................        86.5
                                                                                                 --------

     Net other finance receivables for primary lines.........................................     1,968.6
                                                                                                 --------

Other lines (discontinued in previous periods)...............................................        71.4
   Less allowance for credit losses..........................................................        16.9
                                                                                                 --------

     Net other finance receivables for other lines...........................................        54.5
                                                                                                 --------

     Total other finance receivables.........................................................    $2,023.1
                                                                                                 ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The changes in CFC's allowance for credit losses included in finance receivables (both securitized and other portfolios) were as follows (dollars in millions):

                                                                                             2002          2001
                                                                                             ----          ----

Allowance for credit losses, beginning of year..........................................    $421.3         $306.8
Additions to the allowance:
   Provision for losses.................................................................     950.0          537.7
   Change in allowance due to purchases and sales of certain
     finance receivables................................................................     (21.3)           (.1)
Credit losses...........................................................................    (686.2)        (423.1)
                                                                                            ------         ------

Allowance for credit losses, end of year................................................    $663.8         $421.3
                                                                                            ======         ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, CFC recognized a gain and recorded its retained interest represented by the interest-only security and servicing rights. The interest-only security represented the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, CFC also retained B-2 securities. CFC's net retained interests in securitization trusts at December 31, 2002 are summarized below (dollars in millions):

                                                                            December 31, 2002
                                                                        -------------------------
                                                                        Amortized       Estimated
                                                                          cost         fair value
                                                                          ----         ----------
Retained interests in securitization trusts:
     Interests securitized in the form of B-2 securities.............    $ 548.0         $ 611.5
     Interest-only securities........................................     (358.9)         (358.9)
                                                                         -------         -------

         Total retained interests, excluding guarantee liabilities...      189.1           252.6

Guarantee liability related to interests in securitization
     trusts held by others...........................................     (326.7)         (326.7)
                                                                         -------         -------

         Total retained interests, net of guarantee liabilities......    $(137.6)        $ (74.1)
                                                                         =======         =======

     During 2002, CFC recognized no gain on sale related to securitized transactions.

     The retained interests in securitization trusts on CFC's balance sheet represented an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales. CFC's retained interests in those securitization transactions were subordinate to the interests of other investors. Their values were subject to credit, prepayment, and interest rate risk on the securitized finance receivables. Management of CFC determined the discount rate to value these securities based on CFC's estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. CFC included the difference between estimated fair value and the amortized cost of the retained interests (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive income (loss), net of taxes."

     The determination of the value of CFC's retained interests in securitization trusts required significant judgment. CFC recognized significant charges when the interest-only securities did not perform as well as anticipated based on its assumptions and expectations. In securitizations to which these retained interests related, CFC retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. As of December 31, 2002, the total nominal amount of these guarantees was approximately $1.4 billion. CFC considered any potential payments related to these guarantees in the projected cash flows used to determine the value of its retained interests. The discounted present value of the expected future payments related to the guarantees were classified as the "Guarantee liability related to interests in securitization trusts held by others" in CFC's balance sheet. The $1.4 billion nominal amount of these guarantees represented the par value of the guaranteed lower-rated securities. During 2002 and 2001, interest and principal payments related to such guarantees totaled $45.5 million and $32.7 million, respectively. CFC suspended guarantee payments in the fourth quarter of 2002.

     Together, the interest-only securities and the B-2 securities, represented CFC's retained interests in these securitization trusts.

     During 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets were CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. CFC believed that its loss severity rates were positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units are sold through company-owned sales lots or its dealer network). Since CFC was no longer able to fund the loans made on repossessed homes sold through these channels, sales through these channels decreased and CFC had to use the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates are

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

significantly lower. Accordingly, CFC changed the loss severity assumptions used to value its retained interests to reflect the higher loss severity expected to be experienced in the future. In addition, CFC's previous assumptions reflected its belief that the adverse manufactured housing default experience in recent periods would continue through the first half of 2002 and then improve over time. Accordingly, CFC increased the default assumptions it used to value its retained interests to reflect its future expectations. CFC's home equity/home improvement assumptions were adjusted to reflect recent default experience as well as CFC's future expectations.

     The Company adopted the requirements of EITF 99-20 effective July 1, 2000. Under EITF 99-20, declines in the value of CFC's retained interests in securitization trusts are recognized when: (i) the fair value of the retained beneficial interests are less than their carrying value; and (ii) the timing and/or amount of cash expected to be received from the retained beneficial interests have changed adversely from the previous valuation which determined the carrying value of the retained beneficial interests. When both occur, the retained beneficial interests are written down to fair value as an other-than-temporary impairment.

     As a result of the requirements of EITF 99-20 and the assumption changes described above, CFC recognized an impairment charge of $1,077.2 million in 2002 for the retained beneficial interests. CFC also recognized a $336.5 million increase in the valuation allowance as a result of changes to the expected future cost of servicing the finance receivables. The levels of delinquent and defaulting loans caused servicing costs to increase.

     CFC recognized an impairment charge of $386.9 million in 2001, for the interest-only securities that were not performing as well as expected based on its previous valuation estimates.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during 2002 (dollars in millions):

Servicing fees received.........................................................          $  46.9
Cash flows from retained interests, net of guarantee payments...................             22.3
Servicing advances paid.........................................................           (275.9)
Repayment of servicing advances.................................................            257.1

     During the third quarter and again in the fourth quarter of 2002, CFC changed the assumptions used to estimate the value of its retained interests to:
(i) project higher severity losses related to the defaults, reflecting CFC's inability to finance the sale of repossessed manufactured homes resulting in reliance on the wholesale disposition channel for repossessed manufactured homes; and (ii) project higher rates of default in the future, based on its then current expectations.

     Effective September 30, 2001, CFC transferred substantially all of its interest-only securities into a securitization trust. The transaction provided a means to finance a portion of the value of its interest-only securities by selling some of the cash flows to Lehman. The transfer was accounted for as a sale in accordance with SFAS 140. However, no gain or loss was recognized because the aggregate fair value of the interest retained by CFC and the cash received from the sale were equal to the carrying value of the interest-only securities prior to their transfer to the trust. The trust is a qualifying special purpose entity and is not consolidated pursuant to SFAS 140. CFC received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $20.4 million at December 31, 2002. CFC continued to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman had the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman was required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment tests for these securities are conducted on a single set of cash flows representing CFC's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security are offset by positive changes in another. The new structure did not avoid an impairment charge if sufficient positive cash flows in the aggregate were not available (such as was the case at December 31, 2002).

     On December 2, 2002, CFC elected not to make approximately $4.7 million in guarantee payments of which $.6 million was owed to outside third parties.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     At December 31, 2002, key economic assumptions used to determine the estimated fair value of CFC's retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent changes in those assumptions were as follows (dollars in millions):

                                                                       Home equity/                      Interests Interests
                                                          Manufactured     home       Consumer/           held by   held by
                                                             housing    improvement   equipment   Total   others    Conseco
                                                             -------    -----------   ---------   -----   ------    -------
Carrying amount/fair value of retained interests:

     Retained interests.................................    $    24.6      $  234.4   $ 14.0    $ 273.0   $(20.4)  $ 252.6
     Guarantee liability................................       (299.7)         (5.8)   (21.2)    (326.7)     -      (326.7)
     Servicing liabilities..............................       (320.1)         (5.9)    (7.4)    (333.4)     -      (333.4)
                                                            ---------      --------   ------    -------   ------   -------

         Total retained interests.......................    $  (595.2)     $  222.7   $(14.6)   $(387.1)  $(20.4)  $(407.5)
                                                            =========      ========   =======   =======   ======   =======

Cumulative principal balance of sold finance
     receivables at December 31, 2002...................    $15,429.6      $3,723.2   $787.2  $19,940.0
Weighted average life in years..........................          6.9           3.6      2.5        6.1
Weighted average stated customer interest rate
     on sold finance receivables........................          9.7%         11.9%    10.5%      10.2%
Assumptions to determine estimated fair value
     of retained interests at December 31, 2002:

Expected prepayment speed as a percentage
     of principal balance of sold finance receivables (a)         7.1%         18.9%    18.0%       9.8%

     Impact on fair value of 10 percent decrease........        $(6.7)         $2.0     $(.6)     $(5.3)

     Impact on fair value of 20 percent decrease........        (18.1)          5.9     (1.1)     (13.3)

     Impact on fair value of 10 percent increase........          8.0          (1.3)      .4        7.1

     Impact on fair value of 20 percent increase........         15.8          (1.9)      .9       14.8

Expected nondiscounted credit losses as a percentage of
     principal balance of related finance receivables (a)        20.3%          9.0%    11.7%      17.9%

     Impact on fair value of 10 percent decrease........        $26.8         $17.4     $2.2      $46.4

     Impact on fair value of 20 percent decrease........        115.3          37.6      5.2      158.1

     Impact on fair value of 10 percent increase........         (6.3)        (15.8)    (2.0)     (24.1)

     Impact on fair value of 20 percent increase........        (30.3)        (30.3)    (3.5)     (64.1)

Weighted average discount rate..........................         16.0%         16.0%    16.0%      16.0%

     Impact on fair value of 10 percent decrease........       $(11.8)        $20.3      $.9       $9.4

     Impact on fair value of 20 percent decrease........        (24.4)         43.6      2.0       21.2

     Impact on fair value of 10 percent increase........         11.2         (17.8)    (1.0)      (7.6)

     Impact on fair value of 20 percent increase........         21.6         (33.5)    (1.8)     (13.7)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

----------------------
(a) The valuation of retained interests in securitization trusts is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from CFC's projections, it could have a material effect on the valuation of its retained interests. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables (dollars in millions):

                                                                            Principal balance
                                                                             60 days or more             Net credit
                                                   Principal balance            past due                   losses
                                              --------------------------   ------------------              ------
                                                                                                     for the year ended
                                                               at December 31,                           December 31,
                                              -----------------------------------------------      --------------------
                                                         2002                     2002                      2002
                                                         ----                     ----                      ----
Type of finance receivables
---------------------------

Manufactured housing......................            $23,022.4                $  803.3                  $  756.3
Home equity/home improvement..............              8,842.8                   122.6                     282.7
Consumer..................................              3,334.6                    83.8                     219.3
Commercial................................                 82.7                     6.5                      17.7
                                                      ---------                --------                  --------

Total managed receivables.................             35,282.5                 1,016.2                   1,276.0

Less finance receivables securitized
   and repossessed assets.................             19,908.8                   528.5                     589.8
                                                      ---------                --------                  --------

Finance receivables held on balance sheet
   before allowance for credit losses and
   deferred points and other, net.........             15,373.7                $  487.7                  $  686.2
                                                                               ========                  ========

Less allowance for credit losses..........                663.8

Less deferred points and other, net.......                226.8
                                                      ---------

Finance receivables held on
   balance sheet..........................            $14,483.1
                                                      =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following schedule reconciles CFC's retained interests, net of guarantee liabilities, from the beginning to the end of the years presented (dollars in millions):

                                                                                        2002         2001
                                                                                        ----         ----

Balance, beginning of year.........................................................    $ 670.2      $927.5
   Investment income...............................................................       75.0       125.3
   Cash paid (received):
     Gross cash received...........................................................      (67.8)     (132.6)
     Guarantee payments related to clean-up calls (a)..............................        -          45.3
     Guarantee payments related to interests held by others........................       45.5        32.7
   Impairment charge to reduce carrying value......................................   (1,077.2)     (264.8)
   Sale of securities related to a discontinued line and other.....................       15.9       (12.4)
   Change in interest purchased by Lehman in conjunction with
     securitization transaction....................................................       34.8       (55.2)
   Transfer to servicing rights in conjunction with securitization transaction.....        -         (50.0)
   Change in unrealized appreciation (depreciation) recorded in shareholders'
     equity (deficit)..............................................................      229.5        54.4
                                                                                       -------      ------

Balance, end of year...............................................................    $ (74.1)     $670.2
                                                                                       =======      ======

-----------------------
(a) During 2001, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. CFC holds the residual interests issued by the securitization trusts. The terms of the residual interests require the holder to make payments to the securitization trust when a clean-up call related to an underlying trust (a trust which issued interest-only securities held by the securitization trust) occurs. These payments are used to accelerate principal payments to the holders of the other securities issued by the securitization trusts. During 2001, CFC was required to make payments to the securitization trusts. These payments increased CFC's basis in the retained interests, as the related liability assumed by CFC (and reflected in the value of the retained interest) was extinguished.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          --------------------------

     Income Taxes

     CFC's income tax expense included deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities. These amounts were reflected in the balance of deferred income tax assets which totaled $925.7 million at December 31, 2002. In assessing the realization of deferred income tax assets, CFC considered whether it was more likely than not that the deferred income tax assets would be realized. The ultimate realization of deferred income tax assets depended upon generating future taxable income during the periods in which temporary differences became deductible. CFC evaluated the realizability of its deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. A valuation allowance of $925.7 million had been provided for the entire net deferred tax asset balance as of December 31, 2002, as CFC believed that the realization of such assets in future periods was uncertain. The components of CFC's income tax assets and liabilities were as follows (dollars in millions):

                                                                                                        2002
                                                                                                        ----
Deferred tax assets (liabilities):
  Net operating loss carryforwards.................................................................   $ 193.3
  Deductible timing differences:
     Interest-only securities......................................................................     536.3
     Unrealized appreciation.......................................................................     (22.4)
     Allowance for loan losses.....................................................................     252.2
     Other.........................................................................................     (33.7)
                                                                                                      -------

         Total deferred tax assets.................................................................     925.7
         Valuation allowance.......................................................................    (925.7)
                                                                                                      -------

         Net deferred tax liability................................................................       -

Current income taxes payable.......................................................................     (34.6)
                                                                                                      -------

        Net income tax liabilities.................................................................   $ (34.6)
                                                                                                      =======

     Income tax expense (benefit) was as follows (dollars in millions):

                                                                                           2002        2001
                                                                                           ----        ----
Current tax provision...............................................................      $ 36.8      $ 59.5
Deferred tax benefit................................................................         -        (112.1)
                                                                                          -----       ------

        Income tax expense (benefit)................................................        36.8       (52.6)

Valuation allowance.................................................................       245.3         -
                                                                                          ------      ------

        Net income tax expense (benefit)............................................      $282.1      $(52.6)
                                                                                          ======      ======

     The income tax benefit differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons (dollars in millions):

                                                                                           2002        2001
                                                                                           ----        ----
Tax benefit on loss before income taxes at statutory rate...........................     $(666.8)     $(54.0)
Valuation allowance.................................................................       245.3          .2
Net deferred benefits not recognized in the current period..........................       761.0           -
State taxes, net....................................................................       (57.4)        1.2
                                                                                         -------      ------

       Income tax expense (benefit).................................................     $ 282.1      $(52.6)
                                                                                         =======      ======

     At December 31, 2002, CFC had $552.4 million of net operating loss carryforwards. The carryforwards were to expire as follows: $54.7 in 2018; $273.6 in 2020; and $224.1 in 2022.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Pension Plan of CFC

     CFC provided certain pension benefits for certain eligible retired employees under a partially funded plan. Amounts related to the pension plan were as follows (dollars in millions):

                                                                      Pension benefits
                                                                      ----------------
                                                                            2002
                                                                            ----
Benefit obligation, beginning of year...................................     $14.8
    Interest cost.......................................................        .9
    Actuarial loss......................................................       7.1
    Benefits paid.......................................................      (4.6)
                                                                             -----

Benefit obligation, end of year.........................................     $18.2
                                                                             =====

Fair value of plan assets, beginning of year............................     $14.2
    Actual return on plan assets........................................      (1.1)
    Employer contributions..............................................        .4
    Benefits paid.......................................................      (4.6)
                                                                             -----

Fair value of plan assets, end of year..................................     $ 8.9
                                                                             =====

Funded status...........................................................     $(9.3)
Unrecognized net actuarial loss.........................................      12.9
                                                                             -----

       Prepaid benefit cost.............................................     $ 3.6
                                                                             =====


     CFC used the following weighted average assumptions to calculate benefit obligations for its 2002 valuations: postretirement discount rate of approximately 5.0 percent; preretirement discount rate of approximately 6.0 percent; and an expected return on plan assets of approximately 9.0 percent. Beginning in 2000, as a result of plan amendments, no assumption for compensation increases was required. Included as an adjustment to accumulated other comprehensive income (loss) is a $12.7 million adjustment representing the additional minimum liability associated with this plan.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Components of the cost CFC recognized related to its pension plan were as follows (dollars in millions):

                                                                                       Pension benefits
                                                                                       ----------------
                                                                                       2002       2001
                                                                                       ----       ----
Interest cost.......................................................................  $  .9      $ 1.1
Expected return of plan assets......................................................   (1.1)      (1.5)
Settlement loss.....................................................................    2.2        1.3
Recognized net actuarial loss.......................................................     .6         .3
                                                                                      -----       -----

       Net periodic cost............................................................  $ 2.6      $ 1.2
                                                                                      =====      =====

     Notes Payable, Representing Direct Finance Obligations (Excluding Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) of CFC at December 31, 2002, were as follows (interest rates as of December 31, 2002) (dollars in millions):

                                                                                                   2002
                                                                                                   ----
Master repurchase agreements ("Warehouse Facilities") due on various
   dates in 2003 (3.10%)........................................................................   $ 176.3
Residual facility collateralized by retained interests in securitizations
   due 2004 ("Residual Facility") (3.88%).......................................................     497.7
Debtor in possession facility due May 2003 (10.0%)..............................................      82.0
Note payable to Conseco (2.91%).................................................................     273.2
Other...........................................................................................       1.4
                                                                                                   -------

     Total principal amount.....................................................................   1,030.6

Unamortized net discount and deferred fees......................................................      (1.9)
                                                                                                   -------

     Direct finance obligations.................................................................  $1,028.7
                                                                                                  ========

     As of the Petition Date, CFC's remaining liquidity sources were a warehouse facility (the "Warehouse Facility") and a residual facility ("Residual Facility") with Lehman and a bank credit facility with U.S. Bank and together with the Warehouse Facility and Residual Facility, the "CFC Facilities". The direct borrower under (i) the Warehouse Facility was CFC's non-debtor subsidiary Green Tree Finance Corp. - Five ("GTFC"), and (ii) the Residual Facility was CFC's non-debtor subsidiary Green Tree Residual Finance Corp. I ("GTRFC"). The Warehouse Facility and the Residual Facility were fully guaranteed by CFC and, up to an aggregate of $125 million, by CIHC. CFC was the direct borrower under the U.S. Bank Facility, which was also guaranteed by CIHC up to an aggregate of $125 million.

     Prior to the Petition Date, CFC was in default under the CFC Facilities as a result of (i) cross-defaults triggered by Old Conseco's defaulting on its debt obligations, (ii) cross-defaults among the U.S. Bank Facility, the Warehouse Facility and the Residual Facility, (iii) failure to make payments required by CFC's guarantees of payments on B-2 securities, which were issued to investors in certain finance receivable securitization transactions; and (iv) breaches of several financial covenants under the CFC Facilities. CFC entered into forbearance agreements with Lehman with respect to the Warehouse Facility and Residual Facility and with U.S. Bank with respect to U.S. Bank Facility, pursuant to which Lehman and U.S. Bank agreed to temporarily refrain from exercising any rights arising from events of default that occurred under each CFC Facility prior to the Petition Date.

     The Warehouse Facility was a repurchase facility under which primarily newly originated manufactured housing, home equity, home improvement and recreational vehicle loans originated by CFC or affiliates of CFC and transferred to GTFC were sold by GTFC to Lehman with an agreement to repurchase those loans at a later date and at a higher price. The price differential reflected the cost of financing. The Warehouse Facility provided funding to CFC for new loan originations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

The Warehouse Facility and the Residual Facility were cross-collateralized.

     The Residual Facility was collateralized by retained interests in securitizations. CFC was required to maintain collateral based on current estimated fair values in accordance with the terms of such facility. Due to the decrease in the estimated fair value of its retained interests, CFC's collateral was deficient at December 31, 2002 (as calculated in accordance with the relevant transaction documents, which provide that Lehman calculates the value of CFC's collateral within its sole discretion). Pursuant to the forbearance agreement entered into with Lehman on December 20, 2002, Lehman agreed not to accelerate the repayment of the Residual Facility based on the collateral deficiency. Under the terms of this forbearance agreement, Lehman retained the cash flows from CFC's retained interests pledged under this facility and applied those cash flows to the margin deficit. The filing by Old Conseco, CIHC and CFC of a Chapter 11 petition triggered additional defaults under the CFC Facilities.

     On December 19, 2002, shortly after the filing of the Chapter 11 Cases, CFC obtained the FPS DIP provided by U.S. Bank and FPS DIP LLC, an affiliate of Fortress Investment Group LLC ("Fortress"), J.C. Flowers & Co. LLC. ("Flowers") and Cerberus Capital Management, L.P. ("Cerberus"). The DIP financing is for up to $125,000,000. The DIP financing motion was granted by the Bankruptcy Court on January 14, 2003.

     From time to time, CFC failed to comply with certain covenants regarding the maximum permissible variance of the budgets provided to the FPS DIP lenders in connection with the FPS DIP. In each instance, CFC obtained appropriate waivers.

     On December 20, 2002, CFC, GTFC, and GTRFC, entered into several agreements with Lehman: (the "Lehman December 20 Agreements") (i) providing that Lehman temporarily refrain from exercising any rights arising from events of default that occurred under each relevant CFC Facility (including, but not limited to, those arising out of Old Conseco, CIHC and CFC filing for Chapter 11 relief);
(ii) indirectly providing CFC with up to $25,000,000 in postpetition financing by allowing GTFC to provide intercompany loans to CFC with cash flows obtained from the Warehouse Facility; (iii) decreasing the capacity of the Warehouse Facility to a maximum of $250,000,000; and (iv) otherwise amending the Warehouse Facility and the Residual Facility. These agreements were subject to a number of conditions.

     As a result of CFC's defaults and the Lehman December 20 Agreements, CFC could not draw funds from the Residual Facility.

     During 2002, CFC repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in a gain on the extinguishment of debt of $6.3 million. In March 2002, CFC completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $58.5 million (including $23.7 million held by Conseco) of the senior subordinated notes was retired at maturity on June 3, 2002.

     In April 2002, CFC completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, CFC tendered for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers of $2.7 million was retired at maturity on September 26, 2002.

     During 2001, CFC repurchased: $55.4 million par value of its 10.25% senior subordinated notes due June 2002 for $51.9 million, resulting in a gain on the extinguishment of debt of $3.4 million; and $34.0 million par value of its 6.5% medium term notes due September 2002 for $27.5 million, resulting in a gain on the extinguishment of debt of $6.5 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          --------------------------

     Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $13,069.7 million at December 31, 2002. The principal and interest on these notes were paid using the cash flows from the underlying finance receivables which served as collateral for the notes. Accordingly, the timing of the principal payments on these notes was dependent on the payments received on the underlying finance receivables which back the notes. In some instances, CFC was required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes had not yet been received. The average interest rate on these notes was 6.7 percent at December 31, 2002. The notes payable balance also included amounts related to financing transactions securitized by: (i) capitalized expenses related to the refurbishment of repossessed assets; and
(ii) principal and interest advances. The outstanding liability on these facilities at December 31, 2002 was $85 million.

     Special Charges

     2002

     The following table summarizes the special charges incurred by CFC during 2002, which are further described in the paragraphs which follow (dollars in millions):

     Loss related to assets sold to raise cash......................................       $ 97.6
     Costs related to debt modification and refinancing transactions................         39.4
     Reduction in value of Lehman warrant...........................................        (38.1)
     Abandonment of computer processing system......................................         16.3
     Other items....................................................................          6.7
                                                                                           ------

         Special charges before income tax benefit..................................       $121.9
                                                                                           ======

     Loss related to assets sold to raise cash

     CFC completed various asset sales which resulted in net losses of $97.6 million in 2002. Such amounts included the loss of $96.0 million related to the sales of $463 million of certain finance receivables and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements and refinancing transactions and the recognition of deferred expenses for terminated financing arrangements, CFC incurred costs of $39.4 million in 2002 which were not permitted to be deferred pursuant to GAAP.

     Reduction in value of Lehman warrant

     As partial consideration for a financing transaction, Conseco Finance issued a warrant to Lehman which permitted the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Since the warrant permitted cash settlement at fair value at the option of the holder of the warrant, it was included in other liabilities and was measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2002 was nil based on current valuations of Conseco Finance. Accordingly, CFC recorded a $38.1 million reduction in the value of the warrant during 2002.

     Abandonment of computer processing systems

     In 2002, CFC incurred a $16.3 million charge for the abandonment of certain computer processing systems. CFC is abandoning such systems given the recent changes to its business and its decision to no longer originate certain types of loans.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     2001

     The following table summarizes the special charges incurred by CFC during 2001, which are further described in the paragraphs which follow (dollars in millions):

Severance benefits, litigation reserves and other restructuring charges...................   $ 20.3
Loss related to sale of certain finance receivables.......................................     11.2
Change in value of warrant................................................................    (10.0)
                                                                                             ------

     Special charges before income tax benefit............................................   $ 21.5
                                                                                             ======

     Severance benefits, litigation reserves and other restructuring charges

     During 2001, Conseco developed plans to change the way it operates. Such changes were undertaken in an effort to improve CFC's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force was available. Pursuant to GAAP, CFC was required to recognize the costs associated with most restructuring activities as the costs were incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered;
(ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with their planned activities met these requirements, CFC recognized a charge of $6.2 million in 2001 related to severance benefits and other restructuring charges. CFC also recognized charges of: (i) $7.5 million related to its decision to discontinue the sale of certain types of life insurance in conjunction with lending transactions; and (ii) $6.6 million related to certain litigation matters.

     Loss related to the sale of certain finance receivables

     During 2001, CFC recognized a loss of $2.2 million on the sale of $11.2 million of finance receivables. Also, during 2001, the purchaser of certain credit card receivables returned certain receivables pursuant to a return of accounts provision included in the sales agreement. Such returns and the associated losses exceeded the amounts CFC initially anticipated when the receivables were sold. CFC recognized a loss of $9.0 million related to the returned receivables.

     Change in value of warrant

     As partial consideration for a financing transaction, CFC issued a warrant which permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant or CFC may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Since the warrant permitted cash settlement at fair value at the option of the holder of the warrant, it was included in other liabilities and was measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2001 was $38.1 million. The estimated value was determined based on discounted cash flow and market multiple valuation techniques. During 2001, CFC recognized a $10.0 million benefit as a result of the decreased value of the warrant (which was classified as a reduction to special charges).

     20. FINANCIAL INFORMATION REGARDING CVIC

     In October 2002, Conseco Life Insurance Company of Texas (a wholly-owned subsidiary of the Company) completed the sale of CVIC to Inviva, Inc. ("Inviva"). CVIC marketed tax qualified annuities and certain employee benefit-related insurance products through professional independent agents. Pursuant to SFAS 144, CVIC is accounted for as a discontinued operation. Our consolidated statement of operations reflects the operations of CVIC in the caption "Discontinued operations" for all periods. The consideration received from Inviva at closing (subject to adjustment based upon the adjusted statutory balance sheet of CVIC at September 30, 2002) totaled $83.7 million, of which $35.0 million was in the form of Series D Preferred Shares (the "Preferred Shares") issued by Inviva and the remainder was in cash. The purchase price was finalized in July 2003, which reduced the amount of Preferred Shares received by $10.5 million. In addition, Conseco Life Insurance Company of Texas received a dividend of approximately $75 million from CVIC immediately prior to the closing. We recognized a loss on the sale of $93.1 million. There was no income tax benefit recognized on the transaction. As part of the CVIC sale, Conseco agreed that it would not engage in the variable annuity or variable insurance business for a period of three years after the closing.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The Preferred Shares accrued dividends (in-kind) at an annual rate of 19 percent through October 15, 2003, but no dividends accrued after that date. In October 2003, $10.0 million of the Preferred Shares were redeemed by Inviva. Our insurance subsidiary that holds these shares may elect to exchange the Preferred Shares for non-voting common stock of JNF Holding Company, Inc., a wholly-owned subsidiary of Inviva, ("JNF") that now owns all of the stock of CVIC. After the exchange has occurred, such JNF common stock may be repurchased by JNF at any time at 115 percent of the stated value of the Preferred Shares plus accrued and unpaid dividends thereon immediately prior to the exchange.

     The following summarizes selected financial information of CVIC (dollars in millions):

                                                                                                    Years ended
                                                                                                    December 31,
                                                                                                -------------------
                                                                                                2002           2001
                                                                                                ----           ----
     Insurance policy income..............................................................   $  30.5          $ 73.0
     Net investment income................................................................    (217.3)          (61.7)
     Net realized investment losses.......................................................     (76.7)          (34.3)
     Total revenues.......................................................................    (263.3)          (23.0)

     Insurance policy benefits............................................................    (234.7)          (81.7)
     Amortization.........................................................................     117.4            33.7
     Total expenses.......................................................................    (102.9)          (17.4)

     Pre-tax loss.........................................................................    (160.4)           (5.6)

     Net loss.............................................................................   $(101.6)         $ (5.6)
     Income taxes.........................................................................     (58.8)(a)         -
     Loss on sale of CVIC.................................................................     (93.1)            -
                                                                                             -------          ------

         Amount classified as discontinued operations.....................................   $(253.5)         $ (5.6)
                                                                                             =======          ======

---------------
(a) Amount is considered in determining the income tax expense in the consolidated statement of operations.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     None.

     ITEM 9A. CONTROLS AND PROCEDURES

     Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in Conseco's internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

     Our executive officers are as follows:

                  Name                                      Age                          Position with Conseco
                  ----                                      ---                          ---------------------

       Eugene M. Bullis................................      58               Executive Vice President and Chief Financial
                                                                              Officer
       Eric R. Johnson.................................      43               President, 40|86 Advisors, Inc.
       William S. Kirsch...............................      47               Executive Vice President, General Counsel
                                                                              and Secretary
       John R. Kline...................................      46               Senior Vice President and Chief Accounting
                                                                              Officer
       William J. Shea.................................      56               Director, President and Chief Executive Officer

     Eugene M. Bullis has been executive vice president and chief financial officer since November 2002. From 2000 until 2002, Mr. Bullis served as chief financial officer of Managed Ops.Com, Inc. From 1999 until 2000 he was executive vice president and chief financial officer of Manufacturers Services, Ltd. and from 1998 to 1999 he served as senior vice president and chief financial officer of Physicians Quality Care.

     Eric R. Johnson has been president and chief executive officer of 40|86 Advisors, Inc. (formerly Conseco Capital Management, Inc.), Conseco's wholly-owned registered investment advisor, since September 2003 and has held various positions since joining Conseco Capital Management, Inc. in 1997.

     William S. Kirsch has been executive vice president, general counsel and secretary since September 2003. His professional corporation, William S. Kirsch, P.C., is a partner in the law firm Kirkland & Ellis LLP. Mr. Kirsch has been with Kirkland & Ellis LLP since 1981.

     John R. Kline has been senior vice president and chief accounting officer since July 2002. Mr. Kline has served in various accounting and finance capacities with Conseco since 1990.

     William J. Shea has served as a director of Conseco and its Predecessor since September 2002. He has served as president and chief executive officer of Conseco since October 2002 and was president and chief operating officer from September 2001 until October 2002. Before joining Conseco, Mr. Shea served as CEO of View Tech, Inc. (integrated video-conferencing solutions) from 1998 until 2000. From 1994 to 1998, he was vice chairman and from 1992 to 1998 chief financial officer of Bank Boston Corporation.

     Messrs. Shea, Bullis and Kline served as officers, and Mr. Shea served as a director, of our Predecessor company, which filed a bankruptcy petition on December 17, 2002. Mr. Shea and Mr. Bullis also served as directors and/or officers of several subsidiaries of our Predecessor that also filed bankruptcy petitions on December 17, 2002.

Directors

     Our directors are as follows:

                 Name                                        Age                       Position with Conseco
                 ----                                        ---                       ---------------------
       R. Glenn Hilliard(2)(3)(5) ........................    61           Non-Executive Chairman
       Philip R. Roberts(1)(4) ...........................    62           Director
       Neal Schneider(1)(4) ..............................    59           Director
       Michael S. Shannon(2)(3) ..........................    45           Director
       William J. Shea(4)(5) .............................    56           Director, President and Chief Executive Officer
       Michael T. Tokarz(2)(3)............................    54           Director
       John G. Turner(1)(4)(5) ...........................    64           Director

-------------

(1)  Member of the Audit and Enterprise Risk Committee

(2)  Member of the Governance and Strategy Committee

(3)  Member of the Human Resources and Compensation Committee

(4)  Member of the Investment Committee

(5)  Member of the Executive Committee

     R. Glenn Hilliard became the non-executive chairman of our board of directors in September 2003. Mr. Hilliard has been Chairman and CEO of Hilliard Group, LLC, an investment and consulting firm, since June 2003. From 1999 until his retirement in April 2003, Mr. Hilliard served as chairman and CEO of ING Americas. From 1994 to 1999 he was chairman and CEO of ING North America.

     Philip R. Roberts joined our board of directors in September 2003. Since 2000, Mr. Roberts has been principal of Roberts Ventures L.L.C., consultant for merger and acquisition and product development for investment management firms. From 1996 until 2000, Mr. Roberts served as chief investment officer of trust business for Mellon Financial Corporation and headed its institutional asset management businesses from 1990 to 1996.

     Neal Schneider joined our board of directors in September 2003. Since June 2002, Mr. Schneider has been a partner of Smart and Associates, LLP, a business advisory and accounting firm. Between August 2000 and June 2002, he was an independent consultant. Until his retirement in August 2000, Mr. Schneider spent 34 years with Arthur Andersen & Co., including service as partner in charge of the Worldwide Insurance Industry Practice and the North American Financial Service Practice. Mr. Schneider is Chairman of the Board of PMA Capital Corporation.

     Michael S. Shannon joined our board of directors in September 2003. Mr. Shannon is co-founder and has been president and chief executive officer since 1992 of KSL Recreation Corporation (owner and operator of golf courses and destination resorts in the U.S.). Mr. Shannon was lead director of ING Americas before joining our board. Mr. Shannon is a director of Startek, Inc.

     Michael T. Tokarz joined our board of directors in September 2003. Mr. Tokarz has been a managing member of the Tokarz Group, LLC (venture capital investments) since 2002. He was a general partner with Kohlberg Kravis Roberts & Co. from 1985 until he retired in 2002. Mr. Tokarz is also a director of Walter Industries, Inc, Idex Corp. and MEVC Draper Fisher Jurvetson Fund I Inc.

     John G. Turner joined our board of directors in September 2003. Mr. Turner has been chairman of Hillcrest Capital Partners, a private equity investment firm since 2002. Mr. Turner served as chairman and CEO of ReliaStar Financial Corp. from 1991 until it was acquired by ING in 2000. After the acquisition he became vice chairman and a member of the executive committee for ING Americas until his retirement in 2002. Mr. Turner is a director of Hormel Foods Corporation, Shopko Stores, Inc. and ING Funds.

Board of Directors

     Our board of directors is currently comprised of seven members, divided into two classes as follows: Messrs. Shea, Roberts and Tokarz are Class I directors, and Messrs. Hilliard, Schneider, Shannon and Turner are Class II directors. The term of office of the Class I directors expires at our 2004 annual meeting of stockholders and the term of office of the initial Class II directors expires at our 2005 annual meeting of stockholders. Other than the term of office of the initial Class II directors, the term of office of each Class of directors will expire at the next succeeding annual meeting of stockholders. Accordingly, the term of office of the Class I directors expires at the 2004 annual meeting of stockholders, at which time three new directors will be elected for a one year term, and the term of office of the Class II directors, as well as the Class I directors elected at the 2004 annual meeting of stockholders, will expire at the 2005 annual meeting of stockholders, at which time seven new directors will be elected.

     The initial Class I and Class II directors are those directors elected in connection with the adoption of our certificate of incorporation on September 10, 2003. At each annual meeting of stockholders, directors to replace those of a class or classes whose terms expire at such annual meeting will be elected to hold office until the next succeeding annual meeting and until their respective successors have been duly elected and qualified. If the number of directors is changed, any newly created directorships or decrease in directorships will be so apportioned among the classes as to make all classes as nearly equal in number as practicable.

     With the exception of Mr. Shea, our President and Chief Executive Officer, our board of directors has determined that all of our directors meet the independence requirements of the New York Stock Exchange.

Board Committees

     Audit and Enterprise Risk Committee. The Audit and Enterprise Risk Committee's functions, among others, are to recommend the appointment of independent accountants; review the arrangements for and scope of the audit by independent accountants; review the independence of the independent accountants; consider the adequacy of the system of internal accounting controls and review any proposed corrective actions; review and monitor the Company's compliance with legal and regulatory requirements; and discuss with management and the independent accountants our draft annual and quarterly financial statements and key accounting and/or reporting matters. The audit committee currently consists of Messrs. Schneider, Roberts and Turner, with Mr. Schneider serving as chairman of the committee and as "audit committee financial expert," as defined under SEC rules promulgated under the Sarbanes-Oxley Act. All current members of the Audit and Enterprise Risk Committee are "independent" within the meaning of the new regulations adopted by the SEC and the listing requirements adopted by the NYSE regarding audit committee membership. A copy of the Audit and Enterprise Risk Committee's charter is available on our website at www.conseco.com.

     Governance and Strategy Committee. The Governance and Strategy Committee is responsible for, among other things, establishing criteria for board membership; considering, recommending and recruiting candidates to fill new positions on the board; reviewing candidates recommended by shareholders; considering questions of possible conflicts of interest involving board members, executive officers and key employees. It is also responsible for developing principles of corporate governance and recommending them to the board for its approval and adoption, reviewing periodically these principles of corporate governance to insure that they remain relevant and are being complied with. The Governance and Strategy Committee currently consists of Messrs. Hilliard, Tokarz and Shannon, with Mr. Tokarz serving as chairman of the committee. All current members of the Governance and Strategy Committee are "independent" within the meaning of the new listing requirements adopted by the NYSE regarding nominating committee membership. A copy of the Governance and Strategy Committee's charter is available on our website at www.conseco.com. The Governance and Strategy Committee does not have a written policy regarding stockholder nominations for director candidates. The Governance and Strategy Committee will, however, consider candidates for director nominees put forward by stockholders. Our bylaws establish an advance notice procedure with regard to certain matters, including stockholder nominations for directors, to be brought before a meeting of stockholders at which directors are to be elected. In the case of an annual meeting, notice must be received by the Secretary of the Company not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting. In the case of a special meeting of stockholders at which directors are to be elected, notice of a stockholder nomination must be received by the Secretary of the Company no later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. A nomination will not be considered if it does not comply with these notice procedures and any additional requirements set forth in our bylaws. Please note that these requirements are separate from the SEC's requirements to have a stockholder nomination or other proposal included in our proxy statement.

     Human Resources and Compensation Committee. The Human Resources and Compensation Committee is responsible for, among other things, approving overall compensation policy; recommending to the board the compensation of the Chief Executive Officer and other senior officers; and reviewing and administering our incentive compensation and equity award plans. The Human Resources and Compensation Committee currently consists of Messrs. Hilliard, Tokarz and Shannon, with Mr. Shannon serving as chairman of the committee. All current members of the Human Resources and Compensation Committee are "independent" within the meaning of the new listing requirements adopted by the NYSE regarding compensation committee membership. A copy of the Human Resources and Compensation Committee's charter is available on our website at www.conseco.com.

     Investment Committee. The Investment Committee is responsible for, among other things, reviewing investment policies, strategies and programs; overseeing the investment of funds in accordance with policies and limits approved by it; and reviewing the quality and performance of our investment portfolios and the alignment of asset duration to liabilities. The Investment Committee currently consists of Messrs. Shea, Schneider, Roberts and Turner, with Mr. Roberts serving as chairman of the committee. A copy of the Investment Committee's charter is available on our website at www.conseco.com.

     Executive Committee. Subject to the requirements of applicable law, including our certificate of incorporation and bylaws, the Executive Committee is responsible for exercising, as necessary, the authority of the board of directors in the management of our business affairs during intervals between board meetings. The Executive Committee currently consists of Messrs. Hilliard, Shea and Turner, with Mr. Turner serving as chairman of the committee. A copy of the Executive Committee's charter is available on our website at www.conseco.com.

Compensation Committee Interlocks

     None of the members of the Human Resources and Compensation Committee is or has been an officer or employee of our Company. None of our executive officers serves, or served during 2003, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or Human Resources and Compensation Committee.

Director Compensation

     Our non-employee directors (other than our non-executive chairman) receive an annual cash retainer of $70,000. The chairman of the Audit and Enterprise Risk Committee receives an additional annual cash fee of $30,000, and directors who serve as chairman of one of our other board committees receive an additional annual cash fee of $20,000. Each member of the Audit and Enterprise Risk Committee also receives an annual cash retainer of $30,000. Directors are also entitled to receive $70,000 in annual equity awards under the Conseco, Inc. 2003 Long-Term Equity Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with the performance of their responsibilities as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Conseco's directors and executive officers, and each person who is the beneficial owner of more than 10 percent of any class of Conseco's outstanding equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Conseco. Specific due dates for these reports have been established by the SEC, and Conseco is required to disclose any failure by such persons to file such reports for fiscal year 2003 by the prescribed dates. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Conseco with copies of all reports filed with the SEC pursuant to Section 16(a) of the Exchange Act. To Conseco's knowledge, based solely on review of the copies of reports furnished to Conseco and written representations that no other reports were required, all filings required pursuant to Section 16(a) of the Exchange Act applicable to Conseco's officers, directors and greater than 10 percent beneficial owners were timely made by each such person during the year ended December 31, 2003.

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees regarding their obligations in the conduct of the Company's affairs. A copy of the Code of Business Conduct and Ethics is available on our website at www.conseco.com.

     ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following Summary Compensation Table sets forth the cash compensation and certain other compensation paid to each person who served as chief executive officer and the other five most highly compensated individuals who served as executive officers of Conseco in 2003 (collectively, the "named executive officers") for services rendered during 2003.


                                                                                 Long-Term Compensation
                                                                                         Awards
                                                                              -----------------------------
                                                                                               Number of
                                                                                              Securities
                                                          Annual Compensation     Restricted  Underlying
                                                    ----------------------------      Stock   Options/SARs      All Other
Name and Principal Position              Year      Salary     Bonus(1)  Other(2)   Awards(3)(in shares)(4)  Compensation(5)
---------------------------              ----      ------     --------  --------   --------  -------------  ---------------
William J. Shea......................... 2003    $1,026,122  $2,000,000          $13,569,000     500,000      $ 68,379
   President and Chief Executive Officer 2002       774,038   1,100,000  $87,625          --          --         3,677
                                         2001       147,756     250,000              340,000     450,000            92

Edward M. Berube(6)..................... 2003       660,000     660,000                   --          --           774
   President, Bankers Life and Casualty  2002       660,000     660,000                   --          --         5,500
                                         2001       660,000     693,000                   --     100,000       269,778

Maxwell E. Bublitz(7)................... 2003       497,372     762,375                   --          --       703,031
   Senior Vice President, Investments    2002       700,000     450,000                   --          --         6,790
                                         2001       625,000     450,000                   --      25,000         6,750

Eugene M. Bullis(8)(9).................. 2003       609,135   2,400,000            5,467,500          --       162,090
   Executive Vice President and          2002       243,590     600,000                   --          --            --
   Chief Financial Officer

Eric R. Johnson(8)(10).................. 2003       505,961   1,600,000            1,640,250          --           180
   President, 40|86 Advisors, Inc.

John R. Kline(8)(11).................... 2003       275,000     171,875            1,093,500          --           270
   Senior Vice President and             2002       214,571   1,052,500                  --           --         6,310
   Chief Accounting Officer

------------------

(1) Bonus amounts shown for 2003 include payments approved by the Bankruptcy Court.

(2) Includes for Mr. Shea $68,541 relating to his personal use of Company aircraft in 2002.

(3) The amounts shown in this column represent the value of the award of shares of restricted stock based on the closing price of the common stock on the dates of grant.

(4)  No stock appreciation rights have been granted.

(5) For 2003, the amounts reported in this column represent the following amounts paid for the named executive officers: (i) severance payment (Mr. Bublitz, $650,000); (ii) accrued vacation payment (Mr. Bublitz, $51,538);
     (iii) amounts imputed as income for accommodation and business commuting expenses (Mr. Shea, $65,170 and Mr. Bullis, $130,337); (iv) relocation expenses (Mr. Bullis, $30,979); (v) individual life insurance premiums (Mr. Shea, $2,435 and Mr. Bublitz, $1,290); and (vi) group life insurance premiums (Mr. Shea, $774, Mr. Berube, $774, Mr. Bublitz, $203, Mr. Bullis, $774, Mr. Johnson, $180 and Mr. Kline, $270).

(6)  Mr. Berube's employment was terminated in February 2004.

(7)  Mr. Bublitz' employment was terminated in September 2003.

(8) No compensation information is reported for years prior to the year in which the named executive officer became an executive officer of the Company.

(9)  Mr. Bullis' employment commenced in July 2002.

(10) Mr. Johnson became an executive officer in September 2003.

(11) Mr. Kline became an executive officer in July 2002.

Non-Executive Chairman Agreement

     On June 18, 2003, our Predecessor entered into an agreement with R. Glenn Hilliard pursuant to which Mr. Hilliard provided consulting services to our Predecessor during the pendency of the Chapter 11 cases and agreed to serve as our non-executive chairman for an initial term of four years following our emergence from bankruptcy. This agreement, which became effective upon our emergence from bankruptcy, was negotiated with our Predecessor's creditors committee and was approved by the Bankruptcy Court in connection with the approval of the Plan. The agreement provides for (i) an annual director's fee of $1,000,000 for the first two years of the term, and director's fees similar to those paid to similarly situated non-executive chairmen for the latter two years of the term; (ii) a signing bonus of 98,119 shares of common stock, which were issued shortly after our emergence from bankruptcy; and (iii) a retention bonus of $1,500,000, payable as soon as practicable following the first anniversary of our emergence from bankruptcy, and a retention bonus of $750,000, payable as soon as practicable following the second anniversary of our emergence from bankruptcy. Under the agreement, we also issued Mr. Hilliard options to purchase 500,000 shares of common stock and 500,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco, Inc. 2003 Long-Term Equity Incentive Plan. The agreement also provides that Mr. Hilliard will receive a grant of options to purchase 0.25% of our then-outstanding common stock and a restricted stock grant of 0.25% of our then-outstanding common stock, all of which will be subject to vesting, as soon as practicable following the first anniversary of our emergence from bankruptcy. After the second anniversary of our emergence from bankruptcy, the agreement provides that Mr. Hilliard will receive the same equity-based compensation as other non-employee members of our board of directors. Under the agreement, Mr. Hilliard is entitled to a gross-up for excise tax payments under Section 280G of the Internal Revenue Code. Mr. Hilliard also receives a monthly allowance of $3,000 per month for office space and related expenses in connection with the maintenance of an office in Atlanta, Georgia. If Mr. Hilliard's service as non-executive chairman ends as a result of his death, disability, removal other than for cause or failure to be re-elected (each a "qualifying termination") before the first anniversary of our emergence from bankruptcy, he is entitled to receive the prorated portion of his first-year retention bonus. If Mr. Hilliard's service as non-executive chairman ends as a result of a qualifying termination after the first anniversary but before the second anniversary of our emergence from bankruptcy, he is entitled to receive the prorated portion of his second-year retention bonus. In addition, upon a qualifying termination, vesting of previously granted options and restricted stock will occur as if Mr. Hilliard continued to serve through the next anniversary of our emergence from bankruptcy following his separation. Mr. Hilliard has agreed not to commence full-time employment with any other company during the 18-month period following our emergence from bankruptcy, and Mr. Hilliard is subject to a non-competition clause under the agreement in the event his service with us terminates prior to the end of the term. On December 30, 2003, Mr. Hilliard, who serves as one of our independent directors, agreed to irrevocably waive his right to receive compensation with respect to services rendered by him to our Predecessor prior to our emergence from bankruptcy.

Employment Agreements

     Chief Executive Officer. On May 27, 2003, our Predecessor entered into an employment agreement with William J. Shea pursuant to which he would serve as our President and Chief Executive Officer for an initial term of three years. This agreement, which became effective upon our emergence from bankruptcy, was negotiated with our Predecessor's creditors committee and was approved by the Bankruptcy Court in connection with the approval of the Plan. The agreement provides for an annual base salary of $1,000,000, an annual performance-based bonus with a target of 100% of base salary, and an emergence bonus of $1,000,000, which was paid shortly after our emergence from bankruptcy. Under the agreement, we issued Mr. Shea options to purchase 500,000 shares of common stock and 500,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco, Inc. 2003 Long-Term Equity Incentive Plan. The agreement also provides that Mr. Shea will receive a retirement benefit of $500,000 per year and term life insurance with a face amount of $1,500,000. Mr. Shea's retirement benefit is guaranteed by our subsidiaries, Conseco Services LLC and Conseco Life Insurance Company of Texas. Mr. Shea is also entitled to a gross-up for excise tax payments under Section 280G of the Internal Revenue Code. If Mr. Shea is terminated by Conseco without just cause or resigns for good reason, he will be entitled to a payment of $6,250,000 and a pro rata portion of the greater of (i) his annual bonus for the year in which the separation occurs or (ii) $500,000. In addition, vesting of previously granted options and restricted stock will occur as if Mr. Shea were employed through the next anniversary of our emergence from bankruptcy following his separation. Mr. Shea is subject to a non-competition clause under the agreement in the event his service with Conseco terminates prior to the end of the term.

     Chief Financial Officer. We have entered into an employment agreement, effective September 10, 2003, with Eugene M. Bullis pursuant to which he would serve as our Executive Vice President and Chief Financial Officer for a term of three years. The agreement provides for an annual base salary of $600,000, an annual performance-based bonus with a target of 100% of base salary and an emergence bonus of $1,200,000, which was paid shortly after our emergence from bankruptcy. Mr. Bullis is also entitled to a future success bonus of $1,200,000 to be paid on the third anniversary of the agreement, subject to acceleration triggers under which one-third of the $1,200,000 future success bonus would be paid upon the occurrence of each of: (i) the first refinancing of our Class A Preferred Stock and Senior Credit Facility, (ii) our obtaining a financial strength rating from A.M. Best of "A-" or higher, and (iii) achievement of agreed upon expense reductions. Under the agreement, we will provide Mr. Bullis with an initial equity award comprised of options to purchase 250,000 shares of common stock with an exercise price equal to fair market value on the date of grant and 250,000 shares of restricted stock, all of which will be subject to vesting, pursuant to the Conseco, Inc. 2003 Long-Term Equity Incentive Plan. The agreement also provides that Mr. Bullis will receive a supplemental retirement benefit of $250,000 per year, one-third of which will vest each anniversary of the agreement. We will provide Mr. Bullis a life insurance policy with a face value of $600,000 and cover the cost of certain relocation expenses. If Mr. Bullis is terminated by the Company without just cause, the unpaid amount of his supplemental retirement benefit will vest and any unpaid portion of the $1,200,000 future success bonus will become due and payable. In addition, vesting of previously granted options and restricted stock will occur as if Mr. Bullis were employed through the next anniversary of our emergence from bankruptcy following his separation. In the event of a change of control of the Company, all previously granted options and restricted stock will vest. In the event that Mr. Bullis' employment is terminated 6 months prior to or within 2 years after a change of control, the unvested amount of his supplemental retirement benefit will vest and any unpaid portion of the $1,200,000 future success bonus will become due and payable. In addition, if Mr. Bullis' employment is terminated 6 months prior to a change of control, all of his unvested options and restricted stock will vest, retroactive to the date of termination, upon the occurrence of the change of control. Mr. Bullis is subject to a non-competition clause under the agreement in the event his service with Conseco terminates prior to the end of the term.

     Chief Accounting Officer. Effective July 15, 2002, our Predecessor entered into an employment agreement with John R. Kline pursuant to which he would serve as our Senior Vice President and Chief Accounting Officer for an initial term of two years. The agreement provides for an annual salary of at least $275,000, bonuses at the discretion of Conseco, a signing bonus of $865,000 subject to payment to Conseco in a pro rata amount in the event Mr. Kline voluntarily leaves Conseco (based on the portion of the two year period remaining after the date of such voluntary termination of employment), a severance allowance upon termination of employment and other fringe benefits.

     President, 40|86 Advisors, Inc. 40|86 Advisors, Inc., a wholly-owned investment management subsidiary of Conseco, Inc. that manages the investment portfolios of our insurance subsidiaries, has entered into an employment agreement, effective September 10, 2003, with Eric R. Johnson pursuant to which he would serve as 40|86 Advisors' President for a term of three years. The agreement provides for an annual base salary of $500,000, an annual performance-based bonus with a target of 100% of base salary and a bonus of $950,000 that was paid in January 2004. Mr. Johnson is also entitled to a future success bonus of $950,000 to be paid on the third anniversary of the agreement, subject to acceleration triggers under which one-third of the $950,000 future success bonus would be paid upon the occurrence of each of: (i) the first refinancing of our Class A Preferred Stock and Senior Credit Facility, (ii) our obtaining a financial strength rating from A.M. Best of "A-" or higher, and
(iii) the achievement of mutually agreed-upon improvements in investment return and quality. Under the agreement, we will provide Mr. Johnson with an initial equity award comprised of options to purchase 150,000 shares of common stock with an exercise price equal to fair market value on the date of grant and 75,000 shares of restricted stock, all of which will be subject to vesting, pursuant to the Conseco, Inc. 2003 Long-Term Equity Incentive Plan. We will provide Mr. Johnson a life insurance policy with a face value of $500,000. If Mr. Johnson is terminated by 40|86 Advisors without just cause, any unvested portion of the $950,000 future success bonus will become due and payable. In the event of a change of control of the Company, all previously granted options and restricted stock will vest. In the event that Mr. Johnson's employment is terminated 6 months prior to or within 2 years after a change of control, any unvested portion of the $950,000 future success bonus will become due and payable. In addition, if Mr. Johnson's employment is terminated 6 months prior to a change of control, all of his unvested options and restricted stock will vest, retroactive to the date of termination, upon the occurrence of the change of control. Mr. Johnson is subject to a non-competition clause under the agreement in the event his service with 40|86 Advisors terminates prior to the end of the term.

Conseco, Inc. 2003 Long-Term Equity Incentive Plan

     Overview. As of the effective date of the Plan, the Bankruptcy Court, pursuant to the confirmation order approving the Plan, approved, and our board of directors adopted, the Conseco, Inc. 2003 Long-Term Equity Incentive Plan. The purpose of the plan is to promote our long-term growth and profitability by providing selected directors, officers and employees of the Company and its subsidiaries, as well as other persons who provide services to us, with incentives to maximize stockholder value and otherwise contribute to our success, and enable us to attract, retain and reward the best available persons for positions of responsibility.

     Types of awards. The plan provides for the grant of stock options and restricted stock to eligible participants.

     Eligibility. Directors, officers and employees of the Company and its subsidiaries, as well as other individuals performing significant services for us, or to whom we have extended an offer of employment, will be eligible to receive awards under the plan. In each case, the Human Resources and Compensation Committee of the board of directors will select the actual participants and determine the amounts and terms of their awards.

     Share reserve/limitations. 10,000,000 shares of our common stock are available for issuance under the plan. Of these 10,000,000 shares, only 3,333,333 may be granted in the form of restricted stock.

     Administration. The Human Resources and Compensation Committee of our board of directors administers the plan. Our board of directors also has the authority to administer the plan and to take all actions that the Human Resources and Compensation Committee is otherwise authorized to take under the plan.

     Terms of Awards. The exercise price of an option issued under the plan may not be less than 100% of the fair market value of our common stock on the date the option is granted. The Human Resources and Compensation Committee determines, in connection with each grant under the plan, when options become exercisable and when they expire. The Human Resources and Compensation Committee also determines the vesting periods of restricted stock granted under the plan.

     Change in Control. The Human Resources and Compensation Committee may provide, in award agreements, for appropriate adjustments to option and restricted stock awards, including the acceleration of vesting, if a change in control of the Company occurs.

     Amendment and Termination. The Human Resources and Compensation Committee or our board of directors may amend or terminate the plan at any time, as long as the amendment or termination does not negatively affect any options or restricted stock that have been previously granted under the plan without the consent of the holders, but cannot increase the number of shares available for issuance under the plan, materially modify the requirements for eligibility under the plan, or materially increase the benefits to participants under the plan without the approval of stockholders. Unless earlier terminated, the plan will terminate on September 10, 2013.

Stock Options

     The following table sets forth certain information concerning the exercise in 2003 of options to purchase common stock by the named executive officers and the unexercised options to purchase common stock held by such individuals as of December 31, 2003.

     Aggregated Option Exercises in 2003 and Year-End Option Values

                                                                Number of Securities
                                                               Underlying Unexercised          Value of Unexercised
                                                               Options (in shares) at        In-the-Money Options at
                                  Number of                       December 31, 2003            December 31, 2003(1)
                               Shares Acquired      Value    ---------------------------   ------------------------------
Name                            on Exercise      Realized    Exercisable   Unexercisable   Exercisable      Unexercisable
----                            -----------      --------    -----------   -------------   -----------      -------------
William J. Shea                       -             -               -         500,000            -          $2,700,000
Edward M. Berube                      -             -               -               -            -                   -
Maxwell E. Bublitz                    -             -               -               -            -                   -
Eugene M. Bullis                      -             -               -               -            -                   -
Eric R. Johnson                       -             -               -               -            -                   -
John R. Kline                         -             -               -               -            -                   -

-------------
(1) The value is calculated based on the aggregate amount of the excess of $21.80 (the last sale prices of the Common Stock as reported by the NYSE for the last business day of 2003) over the relevant exercise prices.

     The following table sets forth certain information concerning options to purchase common stock granted in 2003 to the named executive officers.

     Option Grants in 2003

                                                                      Individual Grants
                          -----------------------------------------------------------------------------------------------
                                                                                            Potential Realizable Value at
                                                                                               Assumed Annual Rates of
                                                  % of Total                                 Stock Price Appreciation for
                                Number of        Options Granted     Per Share                       Options Term
                          Securities Underlying  to Employees in      Exercise   Expiration    -------------------------
Name                           Options Granted         2003            Price        Date           5%             10%
----                      --------------------  ----------------   ------------  -----------   ----------     ----------
William J. Shea(1)              500,000                 100%           $16.40    9/29/13      $6,777,686     $15,649,462
Edward M. Berube                      -                    -                -          -               -               -
Maxwell E. Bublitz                    -                    -                -          -               -               -
Eugene M. Bullis                      -                    -                -          -               -               -
Eric R. Johnson                       -                    -                -          -               -               -
John R. Kline                         -                    -                -          -               -               -

-------------
(1) The options reported are non-qualified stock options which vest in four equal annual installments beginning September 29, 2004.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 1, 2004 by each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock, each of our directors, each of our named executive officers and all of our directors and executive officers as a group.

                                                                      Shares
                                                                Beneficially Owned
          Name and Address                                     Number    Percentage
          ----------------                                     ------    ----------
FMR Corp (1)................................................ 7,040,780       7.0%
Angelo, Gordon & Co., L.P.(2)..............................  5,716,487       5.7
R. Glenn Hilliard (3).......................................   598,119         *
William J. Shea ............................................   700,000         *
Neal Schneider..............................................     5,526         *
Philip R. Roberts...........................................     5,526         *
John G. Turner..............................................     5,526         *
Michael T. Tokarz ..........................................     5,526         *
Michael S. Shannon .........................................     5,526         *
Eugene M. Bullis............................................   250,000         *
Eric R. Johnson............................................     75,000         *
John R. Kline ..............................................    50,000         *
All directors and executive officers as a group
    (11 persons) ........................................... 1,700,749 (4)   1.7

--------------------------

* Less than 1%.

(1) Based solely on the Schedule 13G filed with the SEC on February 17, 2004 by FMR Corp. The business address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02019.

(2) Based solely on the Schedule 13G filed with the SEC on September 22, 2003 by Angelo, Gordon & Co., L.P. ("Angelo, Gordon"); John M. Angelo, in his capacities as general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and as the chief executive officer of Angelo, Gordon; and Michael L. Gordon, in his capacities as the other general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and as the operating officer of Angelo, Gordon. The business address of each of Angelo, Gordon, Mr. Angelo and Mr. Gordon is 245 Park Avenue, New York, New York 10167.

(3) Includes 98,119 shares held by a charitable foundation, of which Mr. Hilliard is a trustee. He disclaims beneficial ownership of such shares.

(4) Includes 1,585,000 shares of restricted stock held by directors and executive officers which has not yet vested.


     Equity Compensation Plan Information

     The following table sets forth information about the Company's common stock that may be issued under the Conseco Inc. 2003 Long-Term Incentive Plan as of December 31, 2003:

                                                                                                Number of securities
                                                                                               remaining available for
                                           Number of securities                                 future issuance under
                                             to be issued upon          Weighted-average         equity compensation
                                                exercise of             exercise price of         plans (excluding
                                           outstanding options,       outstanding options,    securities reflected in
       Plan category                        warrants or rights         warrants or rights           first column)
       -------------                        ------------------         ------------------           -------------
       Equity compensation
         plans approved by
         security holders....................     1,000,000                   $18.01                   7,982,370

       Equity compensation
         plans not approved
         by security holders...........               -                        -                           -
                                                 ----------                   -----                    ---------

         Total...............................     1,000,000                   $18.01                   7,982,370
                                                  =========                   ======                   =========

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Beginning in 1996, our Predecessor adopted stock purchase plans (the "Purchase Plans") to encourage direct, long-term ownership of its common stock by directors, executive officers and certain key employees. Purchases of common stock under the Purchase Plans were financed by personal loans made to the participants from banks. These loans were collateralized by the common stock purchased. Approximately 170 directors, officers and key employees of our Predecessor and its subsidiaries participated in the Purchase Plans and purchased an aggregate of approximately 19.0 million shares of our Predecessor's common stock offered under the Purchase Plans. Our Predecessor guaranteed the loans but had recourse to the participants if it incurred a loss under the guarantees. As a result of the Plan, Conseco acquired the right to collect these loans from the participants. The only current director or executive officer that had an outstanding Purchase Plan loan during 2003 was Mr. Johnson, who had borrowed $205,903, relating to his purchase of 5,000 shares under the Purchase Plans. Mr. Johnson repaid this loan in full in 2003.

     In addition, our Predecessor provided loans to the participants for the interest payments payable on the guaranteed bank loans. The largest amount owed during 2003 by Mr. Johnson on the loan to cover interest was $58,912. Mr. Johnson repaid his interest payment loan in full in January 2004. The interest payment loans bore interest at a variable annual rate equal to the lowest annual rate our Predecessor paid under its most recent senior credit facility.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Aggregate fees billed to the Company for the years ended December 31, 2003 and 2002, by PricewaterhouseCoopers LLP were as follows (dollars in millions):

                                                                                   Year ended
                                                                                  December 31,
                                                                                  -------------
                                                                                  2003     2002
                                                                                  ----     ----
       Audit fees (a)........................................................     $5.0     $3.9
       Audit-related fees (b)................................................       .3       .8
       Tax fees (c)..........................................................      2.2      1.2
       All other fees (d)....................................................       .1       .1
                                                                                  ----     ----

          Total..............................................................     $7.6     $6.0
                                                                                  ====     ====

--------------------

(a) Audit fees were for professional services rendered for the audits of Conseco's consolidated financial statements, statutory and subsidiary audits, issuance of comfort letters, consents, and assistance with review of documents filed with the SEC.

(b) Audit-related fees primarily include services provided for advisory services for Sarbanes-Oxley Section 404, employee benefit plan audits, and other assurance related services.

(c) Tax fees primarily include services provided for tax compliance, tax advice and tax planning.

(d)  Other fees relate to software licensing fees.

     The Audit and Enterprise Risk Committee has adopted a policy requiring pre-approval of all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee of the Predecessor adopted a policy for pre-approval of audit and permissible non-audit services provided by the independent auditors in December 2002. Prior to that time, there was no specific policy. In 2002, all audit fees were pre-approved; approximately 20 percent of the audit-related services were pre-approved; but none of the 2002 tax or other services were pre-approved.

     In 2003, all new engagements of the independent auditors were pre-approved by the Audit and Enterprise Risk Committee for all audit, audit-related, tax and other services.

                                     PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 87 for a list of financial statements included in this Report.

          2. Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

              Schedule II -- Condensed Financial Information of Registrant (Parent Company)

              Schedule IV -- Reinsurance

     All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

          3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated November 18, 2003, was filed with the Commission to report under Item 7, a press release with financial information for the quarter ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2004.

                                  CONSECO, INC.

                                  By: /s/ William J. Shea
                                     --------------------
                                     William J. Shea, President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----
/s/ WILLIAM J. SHEA                              President, Chief Executive Officer              March 15, 2004
-----------------------------------              and Director
William J. Shea                                  (Principal Executive Officer)


/s/ EUGENE M. BULLIS                             Executive Vice President                        March 15, 2004
------------------------------------             and Chief Financial Officer
Eugene M. Bullis                                 (Principal Financial Officer)


/s/ JOHN R. KLINE                                Senior Vice President                           March 15, 2004
------------------------------------             and Chief Accounting Officer
John R. Kline                                    (Principal Accounting Officer)


/s/ R. GLENN HILLIARD                            Chairman of the Board                           March 15, 2004
------------------------------------
R. Glenn Hilliard

/s/ NEAL SCHNEIDER                               Director                                        March 15, 2004
------------------------------------
Neal Schneider

/s/ PHILIP R. ROBERTS                            Director                                        March 15, 2004
------------------------------------
Philip R. Roberts

/s/ JOHN G. TURNER                               Director                                        March 15, 2004
------------------------------------
John G. Turner

/s/ MICHAEL T. TOKARZ                            Director                                        March 15, 2004
------------------------------------
Michael T. Tokarz

/s/ MICHAEL S. SHANNON                           Director                                        March 15, 2004
------------------------------------
Michael S. Shannon

         Report of Independent Auditors on Financial Statement Schedules


To the Shareholders and Board of Directors
Conseco, Inc.

Our report on the consolidated financial statements of Conseco, Inc. and subsidiaries (Successor Company) is included on page 87 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules at December 31, 2003 and for the period from September 1, 2003 through December 31, 2003 listed in the index on page 193 of this Form 10-K. In our opinion, the financial statement schedules referred to above, present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division confirmed the Company's Sixth Amended Joint Plan of Reorganization (the "Plan") on September 9, 2003. The provisions of the plan are described in detail in Note
1. The Plan was substantially consummated on September 10, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of August 31, 2003.


/s/PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP


Indianapolis, Indiana
March 10, 2004

         Report of Independent Auditors on Financial Statement Schedules


To the Shareholders and Board of Directors
Conseco, Inc.

Our report on the consolidated financial statements of Conseco, Inc. and subsidiaries (Predecessor Company) is included on page 87 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules at December 31, 2002 and for the period from January 1, 2003 through August 31, 2003, and for each of the two years in the period ended December 31, 2002 listed in the index on page 193 of this Form 10-K. In our opinion, the financial statement schedules referred to above, present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on December 17, 2002 with the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Sixth Amended Joint Plan of Reorganization (the "Plan") was substantially consummated on September 10, 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.


/s/PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP


Indianapolis, Indiana
March 10, 2004

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                              (Dollars in millions)

                                     ASSETS

                                                                                              Successor       Predecessor
                                                                                             ------------     ------------
                                                                                             December 31,     December 31,
                                                                                                 2003             2002
                                                                                                 ----             ----
Cash and cash equivalents:
    Unrestricted..........................................................................     $   11.1        $    15.6
    Restricted............................................................................         17.3              -
Other invested assets.....................................................................           .1               .1
Investment in wholly-owned subsidiaries (eliminated in consolidation).....................      4,150.2          4,661.2
Receivable from subsidiaries (eliminated in consolidation)................................           .6            414.4
Income tax assets.........................................................................          1.7            137.0
Other assets..............................................................................         67.0             66.7
                                                                                               --------        ---------

          Total assets....................................................................     $4,248.0        $ 5,295.0
                                                                                               ========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
    Notes payable.........................................................................     $1,300.0        $     -
    Payable to subsidiaries (eliminated in consolidation).................................         45.4              -
    Liabilities subject to compromise.....................................................          -            4,865.8
    Affiliated liabilities subject to compromise..........................................          -              558.1
    Other liabilities.....................................................................         85.0              -
                                                                                               --------        ---------

          Total liabilities...............................................................      1,430.4          5,423.9
                                                                                               --------         --------

Commitments and Contingencies

Company-obligated mandatorily redeemable preferred securities of
    subsidiary trusts.....................................................................          -            1,921.5

Shareholders' equity (deficit):
    Preferred stock.......................................................................        887.5            501.7
    Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding at December 31, 2003 -
       100,115,772; no par value, 1,000,000,000 shares authorized, shares
       issued and outstanding: 2002 - 346,007,133) .......................................      1,642.9          3,497.0
    Accumulated other comprehensive income (loss).........................................        218.7            580.6
    Retained earnings (deficit)...........................................................         68.5         (6,629.7)
                                                                                               --------        ---------

          Total shareholders' equity (deficit)............................................      2,817.6         (2,050.4)
                                                                                               --------        ---------

          Total liabilities and shareholders' equity (deficit)............................     $4,248.0        $ 5,295.0
                                                                                               ========        =========




                   The accompanying notes are an integral part
                    of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
                              (Dollars in millions)

                                                                          Successor                 Predecessor
                                                                       --------------     -------------------------------
                                                                                                               Years
                                                                         Four months      Eight months         ended
                                                                            ended             ended         December 31,
                                                                        December 31,       August 31,     ----------------
                                                                            2003              2003        2002       2001
                                                                            ----              ----        ----       ----
Revenues:
   Net investment income..............................................      $   .1         $    3.7   $     2.4    $  15.0
   Dividends from subsidiaries (eliminated in consolidation)..........         -                -           -         24.0
   Fee and interest income from subsidiaries (eliminated in
     consolidation)...................................................         -                 .2        27.2       96.0
   Net investment losses..............................................         -               (1.9)        -        (12.1)
   Other income.......................................................         5.6               .2         1.5         .8
                                                                            ------         --------   ---------    -------

       Total revenues.................................................         5.7              2.2        31.1      123.7
                                                                            ------         --------   ---------    -------
Expenses:
   Interest expense on notes payable (contractual interest:  $268.5 for
     the eight months ended August 31, 2003; and $345.3 for 2002).....        34.3            194.0       325.3      369.2
   Provision for loss.................................................         -               15.9       147.2      169.6
   Intercompany expenses (eliminated in consolidation)................          .1              6.7         1.2        3.0
   Operating costs and expenses.......................................        14.6             (5.6)       94.1       69.7
   Special charges....................................................         -                -          25.7       36.7
   Gain on extinguishment of debt.....................................         -                -          (1.8)     (17.0)
   Reorganization items, net..........................................         -           (2,133.8)       14.4        -
                                                                            ------         --------   ---------    -------

       Total expenses.................................................        49.0         (1,922.8)      606.1      631.2
                                                                            ------         --------   ---------    -------
       Loss before income taxes, equity in undistributed earnings of subsidiaries, distributions on company-obligated mandatorily redeemable preferred securities of subsidiary trusts,
         discontinued operations and cumulative effect of
         accounting change............................................       (43.3)         1,925.0      (575.0)    (507.5)

Income tax expense (benefit):
   Tax benefit on period income.......................................        (6.1)             8.5      (108.2)    (181.4)
   Valuation allowance for deferred tax assets........................         -                -         753.9        -
                                                                            ------         --------   ---------    -------
       Income (loss) before equity in undistributed earnings of
         subsidiaries, distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts,
         discontinued operations and cumulative effect of
         accounting change............................................       (37.2)         1,916.5    (1,220.7)    (326.1)

Equity in undistributed earnings of subsidiaries before discontinued
   operations, and cumulative effect of accounting change
   (eliminated in consolidation)......................................       133.5            269.2    (1,275.8)     140.3
                                                                            ------         --------   ---------    -------
       Loss before distributions on Company-obligated mandatorily redeemable preferred securities of subsidiary trusts,
         discontinued operations and cumulative effect of
         accounting change............................................        96.3          2,185.7    (2,496.5)    (185.8)

Distributions on Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts (contractual
   distributions for 2002 of $179.8)..................................         -                -         173.2      119.5
                                                                            ------         --------   ---------    -------
       Loss before discontinued operations,
         and cumulative effect of accounting change...................        96.3          2,185.7    (2,669.7)    (305.3)

Discontinued operations of subsidiaries, net of income taxes..........         -               16.0    (2,216.8)    (100.6)
Cumulative effect of accounting change of subsidiaries, net
   of income taxes....................................................         -                -      (2,949.2)        -
                                                                            ------         --------   ---------    -------
       Net loss.......................................................        96.3          2,201.7    (7,835.7)    (405.9)

Preferred stock dividends (contractual distributions for 2002
   of $2.1)...........................................................        27.8              -           2.1       12.8
                                                                            ------         --------   ---------    -------
       Loss applicable to common stock................................      $ 68.5         $2,201.7   $(7,837.8)   $(418.7)
                                                                            ======         ========   =========    =======

                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
                              (Dollars in millions)

                                                                             Successor                Predecessor
                                                                           ------------   ---------------------------------
                                                                                                              Years
                                                                            Four months   Eight months        ended
                                                                               ended          ended         December 31,
                                                                             December 31,    August 31,  ----------------
                                                                               2003           2003        2002       2001
                                                                               ----           ----        ----       ----
Cash flows from operating activities:
     Net income (loss)...................................................     $  96.3      $2,201.7   $(7,835.7)  $  (405.9)
      Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Equity in undistributed earnings of consolidated subsidiaries *.      (133.5)       (269.2)    1,275.8      (140.3)
         Discontinued operations of subsidiaries.........................         -           (16.0)    2,216.8       100.6
         Cumulative effect of accounting change of subsidiaries..........         -             -       2,949.2         -
         Provision for loss on loan guarantees...........................         -            15.9       147.2       169.6
         Net investment losses...........................................         -             1.9         -          12.1
         Income taxes ...................................................        19.6           8.8      (243.1)     (162.7)
         (Gain) loss on extinguishment of debt...........................         -             -          (1.8)      (17.0)
         Distributions on Company-obligated mandatorily redeemable
           preferred securities of subsidiary trusts.....................         -             -         173.2       183.9
         Reorganization items and special charges........................         -        (2,157.0)       10.2        32.1
         Other-affiliated*...............................................        16.8          42.0       927.4       256.1
         Other...........................................................        (8.1)        163.8       191.9        32.9
                                                                              -------      --------   ---------   ---------

         Net cash provided (used) by operating activities................        (8.9)         (8.1)     (188.9)       61.4
                                                                              -------      --------   ---------   ---------

Cash flows from investing activities:
   Sales and maturities of investments...................................         -             -          16.0        33.1
   Investments and advances to consolidated subsidiaries*................         -            (3.5)     (121.3)      (12.9)
   Purchases of investments..............................................         -             -         (56.7)      (49.5)
   Change in restricted cash.............................................       (17.3)          -           -           -
   Payments from subsidiaries*...........................................          .8           5.5       414.0       950.1
                                                                              -------      --------   ---------   ---------

         Net cash provided (used) by investing activities................       (16.5)          2.0       252.0       920.8
                                                                              -------      --------   ---------   ---------

Cash flows from financing activities:
   Issuance of common and convertible preferred shares...................         -             -           -           4.1
   Issuance of notes payable and commercial paper........................         -             -           -         404.9
   Payments on notes payable.............................................         -             -         (75.5)   (1,349.4)
   Issuance of notes payable to affiliates*..............................        27.0           -           -           -
   Dividends to subsidiaries*............................................         -             -         (36.0)      (36.0)
   Dividends and distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary trusts................         -             -         (86.2)     (181.2)
                                                                              -------      --------   ---------   ---------


         Net cash provided (used) by financing activities................        27.0           -        (197.7)   (1,157.6)
                                                                              -------      --------   ---------   ---------

         Net increase (decrease) in cash and cash equivalents............         1.6          (6.1)     (134.6)     (175.4)

   Cash and cash equivalents, beginning of the period....................         9.5          15.6       150.2       325.6
                                                                              -------      --------   ---------   ---------

   Cash and cash equivalents, end of the period..........................     $  11.1      $    9.5   $    15.6   $   150.2
                                                                              =======      ========   =========   =========

* Eliminated in consolidation



                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

                    Notes to Condensed Financial Information

     1. Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the parent company.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance
                              (Dollars in millions)

                                                                       Successor                     Predecessor
                                                                       ---------         ----------------------------
                                                                         2003             2002                  2001
                                                                         ----             ----                  ----
Life insurance inforce:
   Direct.......................................................         $85,830.2      $94,098.3          $116,075.0
   Assumed......................................................           1,753.8        3,380.7             1,996.5
   Ceded .......................................................         (23,431.2)     (26,368.9)          (26,088.6)
                                                                         ---------      ---------          ----------

         Net insurance inforce..................................         $64,152.8      $71,110.1          $ 91,982.9
                                                                         =========      =========          ==========

         Percentage of assumed to net...........................               2.7%           4.8%                2.2%
                                                                               ===            ===                 ===


                                                                       Successor                 Predecessor
                                                                    --------------    -----------------------------------
                                                                                                           Years
                                                                      Four months     Eight months         ended
                                                                         ended            ended          December 31,
                                                                      December 31,      August 31,    ------------------
                                                                         2003             2003         2002         2001
                                                                         ----             ----         ----         ----
Premiums recorded as revenue for generally accepted accounting principles:
     Direct.....................................................           $ 934.3       $2,011.4    $ 3,287.8   $ 3,600.0
     Assumed....................................................              31.9           57.3         78.7       146.0
     Ceded......................................................             (92.1)        (196.4)      (327.8)     (249.4)
                                                                           -------        -------    ---------   ---------

         Net premiums...........................................           $ 874.1       $1,872.3    $ 3,038.7   $ 3,496.6
                                                                           =======       ========    =========   =========

         Percentage of assumed to net...........................               3.6%           3.1%         2.6%        4.2%
                                                                               ===            ===          ===         ===

                                  EXHIBIT INDEX
Exhibit
   No.                             Description
   ---                             -----------

2.1 Sixth Amended Joint Plan of Reorganization of Conseco, Inc. and affiliated Debtors, incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed September 15, 2003.

2.2 Order Confirming Reorganizing Debtors' Sixth Amended Joint Plan of Reorganization, incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed September 15, 2003.

3.1 Amended and Restated Certificate of Incorporation of Conseco, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 15, 2003.

3.2 Second Amended and Restated Bylaws of Conseco, Inc., incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

4.1 Certificate of Designations relating to Class A Senior Cumulative Convertible Exchangeable Preferred Stock of Conseco, Inc., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 15, 2003.

4.2 Series A Warrant Agreement between Conseco, Inc. and Wachovia Bank, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed September 15, 2003.

10.1 Credit Agreement dated as of September 10, 2003 among Conseco, Inc., Bank of America, N.A., as Agent, and other financial institutions, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 15, 2003.

10.2 Amendment No. 1 to Credit Agreement dated as of January 15, 2004 among Conseco, Inc., Bank of America, N.A., as Agent, and other financial institutions, incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.3 Amendment No. 2 to Credit Agreement dated as of March 5, 2004 among Conseco, Inc., Bank of America, N.A., as Agent, and other financial institutions.

10.4 Guarantee and Security Agreement dated as of September 10, 2003 among Conseco, Inc., the Subsidiary Guarantors Party Thereto and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.5 Common Stock Registration Rights Agreement dated as of September 10, 2003, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 15, 2003.

10.6 Preferred Stock Registration Rights Agreement dated as of September 10, 2003, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed September 15, 2003.

10.7 Employment Agreement dated as of May 27, 2003 between Conseco, Inc. and William J. Shea, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.8 Agreement dated as of June 18, 2003 between Conseco, Inc. and R. Glenn Hilliard, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.9 Amendment dated as of December 30, 2003 to Agreement dated as of June 18, 2003 between Conseco, Inc. and R. Glenn Hilliard, incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.10 Employment Agreement dated as of September 10, 2003 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.11 Employment Agreement dated as of July 15, 2002 between Conseco, Inc. and John R. Kline, incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

                                  EXHIBIT INDEX
Exhibit
   No.                             Description
   ---                             -----------

10.12 Employment Agreement dated as of September 10, 2003 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit
       10.11 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.13 Conseco, Inc. 2003 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 4 of our Registration Statement on Form S-8 (No. 333-108835).

12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

21.1 Subsidiaries of Conseco, Inc., incorporated by reference to Exhibit 21.1 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

23.1   Consent of PricewaterhouseCoopers LLP.

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

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.


COMPENSATION PLANS AND ARRANGEMENTS

10.7 Employment Agreement dated as of May 27, 2003 between Conseco, Inc. and William J. Shea, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.8 Agreement dated as of June 18, 2003 between Conseco, Inc. and R. Glenn Hilliard, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.9 Amendment dated as of December 30, 2003 to Agreement dated as of June 18, 2003 between Conseco, Inc. and R. Glenn Hilliard, incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.10 Employment Agreement dated as of September 10, 2003 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.11 Employment Agreement dated as of July 15, 2002 between Conseco, Inc. and John R. Kline, incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.12 Employment Agreement dated as of September 10, 2003 between 40y86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit
       10.11 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.13 Conseco, Inc. 2003 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 4 of our Registration Statement on Form S-8 (No. 333-108835).