Form 10-Q
period 2004-03-31
CONSECO INC
filed 2004-05-10
CIK 1224608

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2004

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                      -----   -----

                        Commission File Number 001-31792

                                  Conseco, Inc.

       Delaware                                             75-3108137
----------------------                           -------------------------------
State of Incorporation                           IRS Employer Identification No.


     11825 N. Pennsylvania Street
         Carmel, Indiana  46032                           (317) 817-6100
--------------------------------------                    --------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [X] No [ ]

        Shares of common stock outstanding as of May 4, 2004: 100,115,772

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                        Successor
                                                                                              -----------------------------
                                                                                              March 31,        December 31,
                                                                                                2004               2003
                                                                                                ----               ----
                                                                                             (unaudited)

Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     March 31, 2004 - $20,145.4; December 31, 2003 - $19,470.7)...........................    $20,963.4         $19,840.1
   Equity securities at fair value (cost: March 31, 2004 - $72.3;
     December 31, 2003 - $71.8)...........................................................         77.2              74.5
   Mortgage loans.........................................................................      1,116.0           1,139.5
   Policy loans...........................................................................        492.9             503.4
   Trading securities.....................................................................        935.4             915.1
   Other invested assets .................................................................        195.8             324.1
                                                                                              ---------         ---------

       Total investments..................................................................     23,780.7          22,796.7

Cash and cash equivalents:
   Unrestricted...........................................................................        999.0           1,228.7
   Restricted.............................................................................         15.5              31.9
Accrued investment income.................................................................        309.0             315.5
Value of policies in force at the Effective Date..........................................      2,807.2           2,949.5
Cost of policies produced.................................................................        181.4             101.8
Reinsurance receivables...................................................................        924.4             930.5
Income tax assets.........................................................................          9.8              24.6
Goodwill..................................................................................        773.9             952.2
Other intangible assets...................................................................        153.3             155.2
Assets held in separate accounts..........................................................         34.8              37.7
Other assets..............................................................................        475.3             395.8
                                                                                              ---------         ---------

       Total assets.......................................................................    $30,464.3         $29,920.1
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                        Successor
                                                                                               ----------------------------
                                                                                               March 31,       December 31,
                                                                                                 2004              2003
                                                                                                 ----              ----
                                                                                              (unaudited)

Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products............................................................    $12,443.7       $12,480.4
     Traditional products...................................................................     11,435.7        11,431.8
     Claims payable and other policyholder funds............................................        903.4           892.3
     Liabilities related to separate accounts...............................................         34.8            37.7
   Other liabilities........................................................................        742.1           573.0
   Investment borrowings....................................................................        461.2           387.3
   Notes payable - direct corporate obligations.............................................      1,296.5         1,300.0
                                                                                                ---------       ---------

         Total liabilities..................................................................     27,317.4        27,102.5
                                                                                                ---------       ---------

Commitments and Contingencies
Shareholders' equity:
   Preferred stock..........................................................................        910.4           887.5
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: March 31, 2004 - 100,115,772; December 31, 2003 - 100,115,772)........          1.0             1.0
   Additional paid-in-capital...............................................................      1,646.4         1,641.9
   Accumulated other comprehensive income...................................................        470.7           218.7
   Retained earnings........................................................................        118.4            68.5
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      3,146.9         2,817.6
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $30,464.3       $29,920.1
                                                                                                =========       =========





















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                             Successor         Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Revenues:
   Insurance policy income.............................................................        $ 748.4            $ 873.6
   Net investment income:
     General account assets............................................................          312.0              347.3
     Policyholder and reinsurer accounts...............................................           15.7              (23.1)
     Venture capital income related to investment in
       AT&T Wireless Services, Inc.....................................................            -                  2.5
     Net realized investment gains.....................................................           27.1               23.3
   Fee revenue and other income........................................................            7.4               13.6
                                                                                               -------            -------

       Total revenues..................................................................        1,110.6            1,237.2
                                                                                               -------            -------

Benefits and expenses:
   Insurance policy benefits...........................................................          719.7              858.7
   Provision for losses................................................................            -                 15.3
   Interest expense (contractual interest of $97.6 for the three months
     ended March 31, 2003).............................................................           29.1               73.6
   Amortization........................................................................           98.2              158.0
   Other operating costs and expenses..................................................          151.2              161.0
   Reorganization items................................................................            -                 18.1
                                                                                               -------            -------

       Total benefits and expenses.....................................................          998.2            1,284.7
                                                                                               -------            -------

       Income (loss) before income taxes and discontinued operations...................          112.4              (47.5)

Income tax expense (benefit) on period income (losses).................................           39.6              (14.6)
                                                                                               -------            -------

       Income (loss) before discontinued operations....................................           72.8              (32.9)

Discontinued operations, net of income taxes...........................................            -                 13.9
                                                                                               -------            -------

       Net income (loss)...............................................................           72.8              (19.0)

Preferred stock dividends..............................................................           22.9                -
                                                                                               -------            -------

       Net income (loss) applicable to common stock....................................        $  49.9            $ (19.0)
                                                                                               =======            =======



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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                        Successor
                                                                       ------------
                                                                       Three months
                                                                           ended
                                                                         March 31,
                                                                           2004
                                                                           ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding........................       100,116,000
                                                                       ===========

     Net income.................................................              $.50
                                                                              ====

   Diluted:
     Weighted average shares outstanding........................       100,588,000
                                                                       ===========

     Net income.................................................              $.50
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

                         CONSECO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other  Retained
                                                                   Preferred  and additional     comprehensive    earnings
                                                          Total      stock    paid-in capital       income        (deficit)
                                                          -----      -----    ---------------     ----------       -------

Successor balance, January 1, 2004...................   $ 2,817.6     $887.5      $1,642.9           $218.7     $    68.5

   Comprehensive income, net of tax:
     Net income......................................        72.8        -           -                 -             72.8
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $140.5)............................       252.0        -           -                252.0           -
                                                        ---------

         Total comprehensive income..................       324.8

     Issuance of shares for stock options and
       for employee benefit plans....................         4.5        -             4.5             -              -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................        22.9       22.9                           -              -
     Dividends on preferred stock....................       (22.9)       -           -                 -            (22.9)
                                                        ---------     ------      --------           ------     ---------

Successor balance, March 31, 2004....................   $ 3,146.9     $910.4      $1,647.4           $470.7     $   118.4
                                                        =========     ======      ========           ======     =========

Predecessor balance, January 1, 2003.................   $(2,050.4)    $501.7      $3,497.0           $580.6     $(6,629.7)

   Comprehensive income, net of tax:
     Net loss........................................       (19.0)       -           -                 -            (19.0)
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $14.1).............................        69.9        -           -                 69.9           -
                                                        ---------

         Total comprehensive income..................        50.9

   Change in shares for stock options and for
     employee benefit plans..........................           .3       -              .3             -              -
                                                        ----------    ------      --------           ------     ---------

Predecessor balance, March 31, 2003..................   $(1,999.2)    $501.7      $3,497.3           $650.5     $(6,648.7)
                                                        =========     ======      ========           ======     =========

















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                             Successor         Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $   649.6          $   739.5
   Net investment income.................................................................        336.2              343.6
   Fee revenue and other income..........................................................          7.4               13.7
   Insurance policy benefits.............................................................       (519.5)            (616.9)
   Interest expense......................................................................        (25.5)               -
   Policy acquisition costs..............................................................        (89.8)            (117.6)
   Reorganization items..................................................................          -                 (2.8)
   Other operating costs.................................................................       (159.1)            (134.0)
   Taxes.................................................................................         12.9               33.4
                                                                                             ---------           --------

     Net cash provided by operating activities...........................................        212.2              258.9
                                                                                             ---------           --------

Cash flows from investing activities:
   Sales of investments..................................................................      2,563.1            2,380.2
   Maturities and redemptions of investments.............................................        634.3              494.5
   Purchases of investments..............................................................     (3,636.2)          (2,571.0)
   Change in restricted cash.............................................................         16.4              (11.0)
   Other.................................................................................          4.3                 .4
                                                                                             ---------          ---------

     Net cash provided (used) by investing activities ...................................       (418.1)             293.1
                                                                                             ---------          ---------

Cash flows from financing activities:
   Amounts received for deposit products.................................................        359.6              496.6
   Withdrawals from deposit products.....................................................       (453.7)            (849.0)
   Investment borrowings.................................................................         73.9               84.5
   Other.................................................................................         (3.6)               -
                                                                                             ---------          ---------

       Net cash used by financing activities.............................................        (23.8)            (267.9)
                                                                                             ---------          ---------

       Net increase (decrease) in cash and cash equivalents..............................       (229.7)             284.1

Cash and cash equivalents, beginning of period...........................................      1,228.7            1,217.6
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   999.0          $ 1,501.7
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2003 Form 10-K of Conseco, Inc.

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

     OUR RECENT EMERGENCE FROM BANKRUPTCY

     We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court") on September 9, 2003 (the "Confirmation Date"), and became effective on September 10, 2003 (the "Effective Date"). Upon the confirmation of the Plan, we implemented fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). References in these consolidated financial statements to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after giving effect to the implementation of fresh start reporting. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003.

     BASIS OF PRESENTATION

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

     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it was paid during the Chapter 11 cases. The Company recognized expenses associated with the Chapter 11 cases for fees payable to professionals to assist with the Chapter 11 cases totaling $18.1 million in the three months ended March 31, 2003.

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2004 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the cost of policies purchased, the value of policies in force at the Effective Date, certain investments, assets and liabilities related to income taxes, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals and amounts recoverable from loans to certain former directors and employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Under fresh start reporting, a new reporting entity is considered to be created and the Company was required to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with the Plan, and record any portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets as goodwill. In addition, all accounting standards that were required to be adopted in the financial statements within twelve months following the adoption of fresh start accounting were adopted as of August 31, 2003.

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

     Although the goodwill balance will not be subject to amortization, it will be reduced by future use of the Company's net deferred income tax assets (including the tax operating loss carryforwards) existing at August 31, 2003 (such balance was reduced by $178.3 million and $189.4 million in the three months ended March 31, 2004 and the four months ended December 31, 2003, respectively). A valuation allowance has been provided for the remaining balance of such net deferred income tax assets due to the uncertainties regarding their realization. See the note entitled "Income Taxes" for further discussion.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Changes in the carrying amount of goodwill are as follows (dollars in millions):

                                                                         Successor
                                                                       ------------
                                                                       Three months
                                                                           ended
                                                                         March 31,
                                                                           2004
                                                                           ----


Goodwill balance, beginning of period..................................  $ 952.2
Recognition of tax valuation reserve established at the
     Effective Date....................................................   (178.3)
                                                                         -------

Goodwill balance, end of period........................................  $ 773.9
                                                                         =======

     ACCOUNTING FOR INVESTMENTS

     We classify our fixed maturity securities into three categories: (i) "actively managed" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity); (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as trading income); and (iii) "held to maturity" (which we carry at amortized cost). We had no fixed maturity securities classified as held to maturity during the periods presented in these financial statements.

     At August 31, 2003, we established trading security accounts which are designed to act as a hedge for embedded derivatives related to: (i) our equity-indexed annuity products; and (ii) certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes the investments backing the market strategies of our multibucket annuity products. The change in market value of these securities is substantially offset by the change in insurance policy benefits for these products. All of our trading securities totaled $935.4 million at March 31, 2004. The change in the market value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts).

     Accumulated other comprehensive income is primarily comprised of unrealized gains on actively managed fixed maturity investments. These amounts, included in shareholders' equity as of March 31, 2004, and December 31, 2003, were as follows (dollars in millions):

                                                                                         March 31,       December 31,
                                                                                           2004              2003
                                                                                           ----              ----

Net unrealized gains on investments...................................................    $ 823.9          $ 375.2
Adjustments to value of policies inforce at the Effective Date........................      (89.7)           (33.5)
Deferred income tax liability.........................................................     (263.5)          (123.0)
                                                                                          -------          -------

     Accumulated other comprehensive income...........................................    $ 470.7          $ 218.7
                                                                                          =======          =======


     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     Prior to its sale in December 2003, our venture capital investment in AT&T Wireless Services, Inc. ("AWE") was carried at fair value, with changes in such value recognized as investment income (loss). In the first three months of 2003, we recognized venture capital investment income of $2.5 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     AMORTIZATION OF THE VALUE OF POLICIES INFORCE AT THE EFFECTIVE DATE

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

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the value of policies inforce at the Effective Date for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity.

     The Company expects to amortize approximately 10 percent of the December 31, 2003 balance of the value of policies inforce at the Effective Date in 2004, 10 percent in 2005, 9 percent in 2006, 8 percent in 2007 and 8 percent in 2008.

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                      Three months
                                                                                          ended
                                                                                     March 31, 2004
                                                                                     --------------
                                                                                (Dollars in millions and
                                                                                  shares in thousands)

Net income....................................................................            $  72.8
Preferred stock dividends.....................................................              (22.9)
                                                                                           ------

     Net income applicable to common stock
       for basic and diluted earnings per share...............................            $  49.9
                                                                                          =======

Shares:

   Weighted average shares outstanding
     for basic earnings per share.............................................            100,116

   Effect of dilutive securities on weighted average shares:
     Stock options and employee benefit plans.................................                472
                                                                                          -------

   Weighted average shares outstanding for diluted earnings per share.........            100,588
                                                                                          =======

     For the three months ended March 31, 2004, equivalent common shares of 44.2 million related to the assumed conversion of convertible exchangeable preferred stock were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Basic earnings per common share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding for the period. Restricted shares are not included in basic earnings per share until vested. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised and restricted stock was vested. The dilution from stock options and restricted shares are calculated using the treasury stock method. Under this method we assume the proceeds from the exercise of the options (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock).

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

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of SFAS 123, the Company's pro forma net income (loss) and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                            Successor              Predecessor
                                                                           ------------           ------------
                                                                           Three months           Three months
                                                                              ended                   ended
                                                                             March 31,              March 31,
                                                                              2004                    2003
                                                                              ----                    ----

Net income (loss), as reported .........................................       $72.8                 $(19.0)
Less stock-based employee compensation expense determined
     under the fair value based method for all awards, net of
     income taxes.......................................................          .3                    2.7
                                                                               -----                 ------

Pro forma net income (loss).............................................       $72.5                 $(21.7)
                                                                               =====                 ======

Earnings per share:
     Basic, as reported.................................................        $.50
     Basic, pro forma...................................................         .50

     Diluted, as reported...............................................        $.50
     Diluted, pro forma.................................................         .49

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Operating information regarding our segments was as follows (dollars in millions):

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                                2004              2003
                                                                                                ----              ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities....................................................................     $   12.2          $   11.8
            Supplemental health..........................................................        292.4             285.0
            Life.........................................................................         37.7              31.9
            Other........................................................................          2.8               3.0
       Net investment income (a).........................................................         99.1              89.9
       Fee revenue and other income (a)..................................................           .3                .4
       Net realized investment gains (a).................................................         11.0              11.3
                                                                                              --------          --------

                Total Bankers Life segment revenues......................................        455.5             433.3
                                                                                              --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities....................................................................          5.4              26.9
            Supplemental health..........................................................        186.3             188.1
            Life.........................................................................        103.8             121.8
            Other........................................................................          4.5              17.2
       Net investment income (a).........................................................        188.1             189.9
       Fee revenue and other income (a)..................................................          1.8               6.4
       Net realized investment gains (a).................................................         16.2               7.8
                                                                                              --------          --------

                Total Conseco Insurance Group
                    segment revenues.....................................................        506.1             558.1
                                                                                              --------          --------

    Other Business in Run-Off:
       Insurance policy income - supplemental health.....................................        103.3             187.9
       Net investment income (a).........................................................         40.3              37.5
       Fee revenue and other income (a)..................................................           .3                .2
       Net realized investment gains (a).................................................          2.7               4.2
                                                                                              --------          --------

                Total Other Business in Run-Off
                    segment revenues.....................................................        146.6             229.8
                                                                                              --------          --------

    Corporate:
       Net investment income (a).........................................................           .2               6.9
       Venture capital income related to investment in AWE...............................          -                 2.5
       Fee and other income (a)..........................................................          5.0               6.6
       Net realized investment losses (a)................................................         (2.8)              -
                                                                                              --------          --------

                Total corporate segment revenues.........................................          2.4              16.0
                                                                                              --------          --------

                Total revenues...........................................................      1,110.6           1,237.2
                                                                                              --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                                2004              2003
                                                                                                ----              ----
Expenses:
    Bankers Life:
       Insurance policy benefits........................................................      $  306.5          $  288.4
       Amortization.....................................................................          45.7              43.6
       Interest expense on investment borrowings........................................            .4               1.2
       Other operating costs and expenses...............................................          35.5              33.9
                                                                                              --------          --------

            Total Bankers Life segment expenses.........................................         388.1             367.1
                                                                                              --------          --------

    Conseco Insurance Group:
       Insurance policy benefits........................................................         311.9             356.9
       Amortization.....................................................................          47.7              97.2
       Interest expense on investment borrowings........................................            .9               1.5
       Other operating costs and expenses...............................................          76.3              78.1
                                                                                              --------          --------

            Total Conseco Insurance Group segment expenses..............................         436.8             533.7
                                                                                              --------          --------

    Other Business in Run-Off:
       Insurance policy benefits........................................................         101.3             213.4
       Amortization.....................................................................           4.8              17.2
       Other operating costs and expenses...............................................          22.9              27.4
                                                                                              --------          --------

            Total Other Business in Run-Off segment expenses............................         129.0             258.0
                                                                                              --------          --------

    Corporate:
       Interest expense on corporate debt...............................................          27.8              70.9
       Provision for losses and interest expense related to
            stock purchase plan.........................................................           -                15.3
       Other operating costs and expenses...............................................          16.5              21.6
       Reorganization items.............................................................           -                18.1
                                                                                              --------          --------

            Total corporate segment expenses............................................          44.3             125.9
                                                                                              --------          --------

            Total expenses..............................................................         998.2           1,284.7
                                                                                              --------          --------

    Income (loss) before income taxes and discontinued operations:
            Bankers Life................................................................          67.4              66.2
            Conseco Insurance Group.....................................................          69.3              24.4
            Other Business in Run-Off...................................................          17.6             (28.2)
            Corporate operations........................................................         (41.9)           (109.9)
                                                                                              --------          --------

                Income (loss) before income taxes and discontinued operations...........      $  112.4          $  (47.5)
                                                                                              ========          ========

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the "participation rate") over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder accounts). Option costs that are attributable to benefits provided were $17.1 million and $21.0 million in the three months ended March 31, 2004 and 2003, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $22.6 million and $(2.1) million in the three months ended March 31, 2004 and 2003, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $87.2 million and $97.2 million at March 31, 2004 and December 31, 2003, respectively. We classify these instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $224.3 million and $214.7 million at March 31, 2004 and December 31, 2003, respectively. We have transferred a specified block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative which is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2004, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. We have determined that certain of our reinsurance payable balances contain embedded derivatives. Such derivatives had an estimated fair value of $35.8 million and $27.2 million at March 31, 2004 and December 31, 2003, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     In conjunction with the Plan, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

In addition, we hold loans to participants for interest on the bank loans which total approximately $233 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the credit worthiness of the participants. At March 31, 2004, we have estimated that approximately $51.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

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

     In accordance with the terms of the Company's former Chief Executive Officer's employment agreement, Bankers Life and Casualty Company, a wholly-owned subsidiary of the Company, is the guarantor of the former executive's nonqualified supplemental retirement benefit. The liability for such benefit at March 31, 2004 and December 31, 2003 was $15.8 million and $15.6 million, respectively, and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $64.7 million and $74.0 million in the three months ended March 31, 2004 and 2003, respectively. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $82.9 million and $73.8 million in the three months ended March 31, 2004 and 2003, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $18.2 million and $23.0 million in the three months ended March 31, 2004 and 2003, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense (benefit) are as follows (dollars in millions):

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Current tax provision (benefit)..........................................................      $ 1.8              $(14.6)
Deferred tax provision...................................................................       37.8                 -
                                                                                               -----              ------

         Income tax expense (benefit) on period income...................................      $39.6              $(14.6)
                                                                                               =====              ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                            Successor         Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

U.S. statutory corporate rate........................................................          35.0%              (35.0)%
Net deferred benefits not recognized in the current period...........................           -                   5.0
Other nondeductible expenses.........................................................            .3                 (.6)
State taxes..........................................................................            .4                 (.1)
Provision for tax issues and other...................................................           (.5)                 -
                                                                                               ----               -----

         Effective tax rate..........................................................          35.2%              (30.7)%
                                                                                               ====               =====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                                    Successor
                                                                                           ------------------------------
                                                                                           March 31,         December 31,
                                                                                              2004               2003
                                                                                              ----               ----

Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to CFC worthless investment...............................       $1,183.0          $1,183.0
       Other..........................................................................           67.9              84.2
    Capital loss carryforwards........................................................          418.6             411.2
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,705.6           1,688.0
       Reserve for loss on loan guarantees............................................          217.2             217.2
                                                                                             --------          --------

         Gross deferred tax assets....................................................        3,592.3           3,583.6
                                                                                             --------          --------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (91.2)            (80.9)
       Cost of policies purchased and cost of policies produced.......................         (715.2)           (716.3)
       Unrealized appreciation........................................................         (263.5)           (123.0)
       Other..........................................................................         (338.8)           (301.3)
                                                                                             --------          --------

         Gross deferred tax liabilities...............................................       (1,408.7)         (1,221.5)
                                                                                             --------          --------

       Valuation allowance............................................................       (2,183.6)         (2,362.1)
                                                                                             --------          --------

         Net deferred tax assets......................................................            -                 -

Current income taxes prepaid..........................................................            9.8              24.6
                                                                                             --------          --------

Net income tax assets.................................................................       $    9.8          $   24.6
                                                                                             ========          ========

     Conseco and its affiliates are currently under examination by the Internal Revenue Service (the "IRS") for tax years ending December 31, 1999 through December 31, 2001. The outcome of these examinations is not expected to result in material adverse deficiencies, but may result in utilization or adjustment to the income tax loss carryforwards reported below.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

deferred tax assets totaled $2.2 billion at March 31, 2004. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. As of March 31, 2004, we continue to believe that the realization of our net deferred income tax asset is uncertain and that a valuation allowance is required for our entire balance of net deferred income tax assets. We reached this conclusion after considering the losses realized by the Company in recent years, the uncertainties related to the tax treatment for the worthlessness of our investment in Conseco Finance Corp. ("CFC"), (which is more fully discussed below), and the likelihood of future taxable income and capital gains exclusive of reversing temporary differences and carryforwards.

     The reduction of any portion of our deferred income tax valuation allowance (including the capital loss carryforwards and net operating loss carryforwards) existing as of August 31, 2003, will be accounted for as a reduction of goodwill when utilized pursuant to SOP 90-7. If goodwill is eliminated, any additional reduction of the valuation allowance existing at August 31, 2003 will be accounted for as a reduction of other intangible assets until exhausted and thereafter as an addition to paid-in-capital. During the three months ended March 31, 2004, we reduced our tax valuation reserve (with corresponding reductions to goodwill) by $37.8 million related to income taxes on current period income and $140.5 million related to income taxes on unrealized gains. Future decreases in the market value of our investment portfolio could result in a reversal of all or a portion of the $140.5 million reduction in the valuation reserve and goodwill described above.

     As of March 31, 2004, we had $3.6 billion of net operating loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of CFC discussed below), which expire as follows: $9.6 million in 2004; $4.6 million in 2005; $.2 million in 2006; $5.8 million in 2007; $5.4 million in 2008; $10.1 million in 2009; $4.2 million in 2010; $2.5 million in 2011; $13.2 million in 2012; $8.7 million in 2013; $6.9 million in 2014; $60.5 million in 2016; $35.7 million in 2017; $3,399.5 million in 2018; $.7 million in 2019; $5.5 million in 2020; and $1.0 million in 2022. At March 31, 2004, Conseco had $1.2 billion of capital loss carryforwards. These carryforwards will expire as follows: $2.7 million in 2005; $5.5 million in 2006; $484.4 million in 2007; $682.2 million in 2008; and $21.2 million in 2009. The timing and manner in which we will utilize the net operating loss carryforwards and capital loss carryforwards in any year or in total may be limited by various provisions of the Internal Revenue Code (the "Code") (and interpretation thereof) and our ability to generate sufficient future taxable income in the relevant carryforward period.

     The Code provides that any income realized as a result of the cancellation of indebtedness (cancellation of debt income or "CODI") in bankruptcy, will reduce certain tax attributes including net operating loss carryforwards. We realized an estimated $2.5 billion of CODI when we emerged from bankruptcy. Accordingly, our net operating loss carryforwards were reduced by $2.5 billion as of December 31, 2003.

     The following paragraphs summarize some of the limitations and contingencies which exist with respect to the future utilization of the net operating loss carryforwards.

     The Company realized an estimated $5.4 billion tax loss in 2003 as a result of the worthlessness of our investment in CFC. In consultation with our tax advisors and based on relevant provisions of the Code, the Company intends to treat this loss as an ordinary loss, thereby increasing the Company's net operating loss carryforward. The Company has requested a pre-filing examination by the IRS to confirm that this loss should be treated as an ordinary loss. If the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss would be treated as a capital loss, which would only be available to reduce future capital gains for the next 5 years. The pre-filing examination is currently in process, but is not expected to be completed before August 2004.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss. There is no limitation with respect to the ability to utilize net operating losses generated by a life

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to the limitation described in the first sentence of this paragraph. The IRS has informed the Company that it will not address this matter during the pre-filing examination.

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

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable representing direct corporate obligations of the Company at March 31, 2004 and December 31, 2003, were as follows (dollars in millions):


                                                                                            March 31,         December 31,
                                                                                              2004                2003
                                                                                              ----                ----

$1.3 billion credit agreement ("Senior Credit Facility")................................     $1,300.0            $1,300.0
Unamortized amendment fees..............................................................         (3.5)                -
                                                                                             --------            --------

     Direct corporate obligations.......................................................     $1,296.5            $1,300.0
                                                                                             ========            ========

     In January 2004, our Senior Credit Facility was amended to remove requirements that our insurance subsidiaries maintain minimum A.M. Best Company ("A.M. Best") financial strength ratings. In March 2004, the Senior Credit Facility was further amended to change the definition of a financial ratio we are required to maintain. The change was made to clarify how the ratio is calculated. The definition in the amended facility is consistent with calculations used to determine the original covenant levels. The fees incurred to obtain these amendments totaled $3.6 million which are being amortized as interest expense over the remaining term of the Senior Credit Facility.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Senior Credit Facility consists of two tranches: Tranche A - $1.0 billion; and Tranche B - $.3 billion. Principal repayments are due as follows (dollars in millions):

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
                                                                          ========         ======

     On March 31, 2004, the interest rates on our Tranche A and Tranche B borrowings were 7.25 percent and 9.50 percent, respectively.

     Pursuant to the Senior Credit Facility, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances; (iii) certain asset sales or casualty events; (iv) a certain percentage of amounts received or recovered with respect to the D&O loans; and
(v) excess cash flow as defined in the Senior Credit Facility. Proceeds not used to prepay indebtedness must generally be: (i) used to redeem our Preferred Stock; or (ii) contributed to the capital of our insurance subsidiaries.

     The Senior Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of .351:1.0 or less at March 31, 2004, ..339:1.0 or less at June 30, 2004 and decreasing over time to .200:1.0 at June 30, 2008 (such ratio was .328:1.0 at March 31, 2004); (ii) an interest coverage ratio greater than or equal to 1.00:1.0 for the two quarters ending March 31, 2004, 1.05:1.0 for the year ending December 31, 2004, and increasing over time to 4.50:1.0 for the year ending December 31, 2009 (such ratio was greater than 1.25:1.0 for the quarter ending March 31, 2004); (iii) EBITDA, as defined in the Senior Credit Facility, greater than or equal to $490.0 million for the two quarters ended March 31, 2004, $767.0 million for the three quarters ended June 30, 2004, and increasing over time to $1,296.0 million for the four quarters ending March 31, 2010 (such amount was greater than $590.0 million at March 31, 2004); (iv) an aggregate risk-based capital ratio, as defined in the Senior Credit Facility, greater than or equal to 167 percent at March 31, 2004, 176 percent at June 30, 2004, and increasing over time to 225 percent at March 31, 2006 (such ratio was 297 percent at March 31, 2004); (v) minimum individual risk-based capital ratios for certain insurance companies as of the end of each fiscal year (such minimum ratios were exceeded at December 31, 2003); (vi) minimum levels of statutory capital and surplus, as defined in the Senior Credit Facility (statutory capital and surplus at March 31, 2004 exceeded such requirements); and (vii) minimum investment portfolio requirements (such minimum investment portfolio requirements were met at March 31, 2004).

     The Senior Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on the Company's common or preferred stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Senior Credit Facility). The obligations under our Senior Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Senior Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Pursuant to the Senior Credit Facility, the Company is required to pay a fee of $6.5 million on June 30, 2004, unless all borrowings under the Senior Credit Facility have been repaid.

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

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance company disclosure and accounting matters including the appropriate accounting for: (i) separate accounts; (ii) additional interest (for example, persistency bonus) accruing to the investment contract holder; (iii) the liability for contracts where the amounts assessed against the contract holder each period are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years; (iv) potential benefits to annuity holders in addition to their account balance; (v) sales inducements to contract holders; and (vi) other provisions. The Company recently sold most of its separate account business. Accordingly, the new guidance related to separate accounts will have no impact on the Company's consolidated financial position, results of operations or cash flows. As a result of our adoption of fresh start accounting, we were required to revalue our insurance product liabilities and record them at their estimated fair market value. In calculating the value of the liabilities for insurance and asset accumulation products, we followed the guidance of SOP 03-01. We have changed the way we classify the costs related to sales inducements in accordance with the new guidance. However, such change was not material. Our reserve for persistency bonus benefits was $288.8 million at March 31, 2004 and $282.8 million at December 31, 2003.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     DISCONTINUED OPERATIONS

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

     During the third quarter of 2002, Old Conseco entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), its wholly owned subsidiary and the primary writer of its variable annuity products. The sale was completed in October 2002 and was accounted for as a discontinued operation.

     During 2002, we recognized estimated losses related to the ultimate sale and disposition of the aforementioned discontinued businesses, including estimated costs to sell and costs related to the resolution of contingencies. During the three months ended March 31, 2003, we reduced the accrual for such estimated costs by $13.9 million (after income taxes of $2.8 million). We recorded the reduction of such accrual as income from discontinued operations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     We are involved on an ongoing basis in lawsuits, including purported class actions, relating to our operations, including with respect to sales practices, and we and current and former officers and former directors are defendants in pending class action lawsuits asserting claims under the securities laws. The ultimate outcome of these lawsuits cannot be predicted with certainty and we have estimated the potential exposure for each of the matters and have recorded a liability if a loss is deemed probable.

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuits were stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to these lawsuits was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date of the Plan is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel on March 30, 2004. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC, related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell
E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310 MF 1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1482 LJM-WTL (Southern District, Indiana); Conseco Services v. Adams, et al, Case No. 29DO2- 0312-CC-1035(Circuit Court, Hamilton County, Indiana); Conseco v. Adams, et al, Case No. 03A 04545, (Bankr. Northern District, Illinois) Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Superior Court, Hamilton County, Indiana); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-356 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana); and Conseco v. Dick, Case No. 04L 002811 (Circuit Court, Cook County, Illinois). The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We are required to use the balance of any net proceeds recovered in connection with these lawsuits to pay down our Senior Credit Facility. Any remaining proceeds will be used to contribute capital to our insurance subsidiaries. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services, LLC and certain of our current and former officers (Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. On March 22, 2004, plaintiffs filed an amended complaint (which made our motion to dismiss moot) and added additional former officers as named defendants and dismissed Conseco, Inc. as a party. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company, filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana.)) On March 15, 2004, RLI filed an amended complaint adding Conseco Services, LLC as an additional defendant. We believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life has filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. In March 2004, the remaining plaintiff filed a motion to substitute plaintiff, to which Philadelphia Life has objected. We expect the court to set a trial date during the June 2005 trial term. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

2003, the court denied the motion for class certification. On January 26, 2004, the plaintiff appealed the trial court's ruling denying class certification. All further proceedings have been stayed pending the outcome of the appeal. The defendants believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     The Company's subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have recently been named in multiple purported class actions and individual lawsuits alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. This change was the adjustment of a non-guaranteed element, which was not in the applicable policy form. The specific lawsuits include:
David Barton v. Conseco Life Insurance Company, Case No. 04-20048-CIV-MORENO (Southern District, Florida); Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Donald King, as Trustee of the Irrevocable Trust of Arnold L. King v. Conseco Life Insurance Company, Case No. 1: 04CV0163 (Northern District, Ohio); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark F. Peters Insurance Services, Inc. Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case No. 04 CV 125 LAB (BLM) (Southern District, California); Edwin Jacob "Jake" Garn et al. v. Conseco Life Insurance Company, Case No. 29D02-0312-PL-1034 (Superior Court, Hamilton County, Indiana); Edward M. Medvene, an Individual, and Sherwin Samuels and Miles Rubin, as Trustees of the Edward Medvene 2984 Insurance Trust v. Conseco Life Insurance Company, Case No. CV04-846-AHM (MCX) (Central District, California); Edwin Jacob "Jake" Garn, on Behalf of Himself and All Others Similarly Situated v. Conseco Life Insurance Company, Case No. 1:04-CV-0514SEB-VSS (Southern District, Indiana); Steven Rose, on Behalf of Himself and All Others Similarly Situated, and on Behalf of the General Public for the State of California vs. Conseco Life Insurance Company, Case No. GIC 827178 (Superior Court, San Diego County, California); Murray Gomer, Murray Gomer Irrevocable Trust, individually, and on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Case No. CV04-1409-SJO (RNDX) (Central District, California); James S. Farley and Judy B. Farley, individually and on behalf of all others similarly situated, and on behalf of the general public vs. Conseco Life Insurance Company, Case No. C-041563 ED (Northern District, California); H. Lee Druckman, Druckman, Trust, individually and on behalf of class of all others similarly situated, and on behalf of general public v. Conseco Life Insurance Company, Case No. CV04-3031-DT-VBKX (Central District of California); and Myron L. Glucksman and Dr. Ronald Einhorn as trustee of the Jonathan Alexander Irrevocable Trust, on behalf of themselves and all others similarly situated v. Conseco Life Insurance Company, Case No. 04C-3039 (Northern District of Illinois). In those cases pending in Federal court, motions to stay and to consolidate have been or will be filed pursuant to Federal multidistrict litigation rules. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On February 7, 2003, the Company's subsidiary, Conseco Life Insurance Company, was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas (Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company, and Pete Ramirez, III Cause No. 2003-CCL-102-C). On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services, LLC as an additional defendant. On March 5, 2004, the complaint was amended a second time naming additional plaintiffs. The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleges, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' motion to remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. In November 2003, Conseco Life filed motions for summary judgment in the Garrard and Weaver matters. No ruling has been made on these motions. In November 2003, Conseco Life again removed the Cascio matter to U.S. District Court. In April 2004, the Cascio matter was remanded to state court. Conseco Life awaits the court's ruling on plaintiff's motion to remand in the Allen matter. In Bailey the parties have agreed to a settlement. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other arbitrations and lawsuits, including purported class actions, related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

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

     On October 29, 2003, the New York Attorney General served Conseco Life Insurance Company of Texas ("Conseco Life") with a document subpoena concerning customer transfers between mutual fund subaccounts offered by CVIC, a former wholly-owned subsidiary of Conseco Life, that occurred prior to the sale of CVIC to an unrelated third party in October 2002. The SEC served the Company with a similar subpoena shortly after we received the Attorney General's subpoena. Certain of our employees have also received subpoenas regarding duties they previously performed in respect of annuity sales by CVIC. The purchase agreement pursuant to which CVIC was sold contains indemnification provisions with respect to certain liabilities relating to Conseco Life's period of ownership, including provisions concerning certain business activities, including marketing activities, of CVIC. Conseco Life and the Company have cooperated with the Attorney General and the SEC in producing documents responsive to their subpoenas. In January 2004, the Company received telephonic notification of a potential enforcement action by the Attorney General and a Wells notification from the SEC regarding alleged market timing on the part of holders of variable annuity policies issued by CVIC. The Company and its affiliates have not issued any variable annuity policies since the sale of CVIC. The Company and Conseco Life believe, based on the information obtained and supplied to the investigators to date, that CVIC violated no federal or state law prior to the October 2002 sale. The investigations are continuing and their outcome cannot be predicted with certainty. In other cases involving the investigation of market timing allegedly permitted by mutual fund managers, the SEC and state regulators have sought to impose penalties far in excess of the alleged losses to the investing public, and we cannot assure you that they would not seek to do so with us. The Company and Conseco Life are cooperating fully with the Attorney General and the SEC in these investigations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The deadline to file administrative claims in the bankruptcy proceeding was October 9, 2003. The Plan provides that all such claims must be paid in full, in cash. We are reviewing all timely filed administrative claims and may resolve disputes regarding allowance of such claims in the Bankruptcy Court. The amount of known disputed administrative claims as of April 27, 2004 was approximately $.1 million.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----
Cash flows from operating activities:
   Net income (loss)....................................................................      $ 72.8            $ (19.0)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for losses.............................................................         -                 15.3
       Amortization and depreciation....................................................       106.9              167.7
       Income taxes.....................................................................        52.5               21.6
       Insurance liabilities............................................................        78.8              109.8
       Accrual and amortization of investment income....................................        31.1               15.7
       Deferral of policy acquisition costs.............................................       (89.8)            (117.6)
       Special charges..................................................................         -                 15.3
       Net realized investment gains....................................................       (27.1)             (23.3)
       Discontinued operations..........................................................         -                (16.7)
       Other............................................................................       (13.0)              90.1
                                                                                              ------            -------

         Net cash provided by operating activities......................................      $212.2            $ 258.9
                                                                                              ======            =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee
       benefit plans....................................................................       $ 4.5                $.3
     Issuance of convertible preferred shares...........................................        22.9                  -

     At March 31, 2004, restricted cash consisted of $15.5 million held in trust for the payment of bankruptcy-related professional fees.

     INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46 as described in the note entitled "Recently Issued Accounting Standards".

     In December 1998, Old Conseco formed three investment trusts which invest in various fixed maturity, limited partnership and other types of investments. The initial capital structure of each of the trusts consisted of: (i) principal-protected senior notes; (ii) subordinated junior notes; and (iii) equity. The senior principal-protected notes are collateralized by zero coupon treasury notes with par values and maturities matching the par values and maturities of the principal-protected senior notes. Conseco's life insurance subsidiaries owned 100 percent of the senior principal-protected notes. Certain of Conseco's non-life insurance subsidiaries owned all of the subordinated junior notes, which had a preferred return equal to the total return on the trusts' assets in excess of principal and interest on the senior notes. The equity of the trusts was owned by unrelated third parties.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The three investment trusts are VIEs under FIN 46 because the trusts' equity represents significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all expected residual returns. Based on our 100 percent ownership of the subordinated junior notes, we are the primary beneficiary of the investment trusts. All three trusts were consolidated in our financial statements at December 31, 2003. The carrying value of the total invested assets in the three trusts was approximately $228 million at December 31, 2003, which also represented Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts had no obligations or debt to outside parties. During the fourth quarter of 2003, the trusts began liquidating their portfolios, a process that was completed in the first quarter of 2004. The investments held by the trusts were reflected in our investments in the consolidated balance sheet at December 31, 2003.

     SUBSEQUENT EVENT

     On May 6, 2004, we announced the pricing of the public offerings of 44.0 million shares of our common stock at an offering price of $18.25 per share and
24.0 million shares of our 5.5 percent Class B mandatorily convertible preferred stock at an offering price of $25 per share. We have granted the underwriters an option to purchase an additional 6.6 million shares of common stock and 3.6 million shares of Class B preferred stock to cover over-allotments, if any. Proceeds from the offering are expected to be used: (i) to redeem all outstanding shares of our Class A preferred stock; (ii) to repay approximately $400 million of our Senior Credit Facility; (iii) to contribute capital to our insurance subsidiaries; and (iv) for general corporate purposes. We also announced that we expect to grant approximately three million stock options under our long-term equity incentive plan to our officers at an exercise price equal to the greater of: (i) the fair market value on the date of grant; or (ii) $21.00 per share.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at March 31, 2004, and the consolidated results of operations for the three months ended March 31, 2004 and 2003, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and Conseco's operations or financial results, as well as other statements, contain forward-looking statements, within the meaning of the federal securities law and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of this Item 2 provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o the potential adverse impact of our Predecessor's Chapter 11 petition on our business operations, and relationships with our customers, employees, regulators, distributors and agents;

     o our ability to operate our business under the restrictions imposed by our senior bank credit facility or future credit facilities;

     o our ability to improve the financial strength ratings of our insurance company subsidiaries and the impact of rating downgrades on our business;

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We conduct our business operations through two primary operating segments, based primarily on method of product distribution, and a third segment comprised of businesses in run-off. Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through the following segments:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty and Colonial Penn. Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and fixed annuities to the senior market through exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through professional independent producers. This segment markets its products under the "Conseco" brand.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2003 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements.

     Under fresh start reporting the Company was required to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with the Plan, and record any portion of the reorganization value which can not be attributed to specific tangible or identified intangible assets as goodwill. As a result, the Company's financial statements for periods following August 31, 2003, will not be comparable with those of Old Conseco prepared before that date. Consistent with SOP 90-7 we implemented accounting standards that were required to be adopted in our consolidated financial statements within twelve months of our Effective Date.

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

     The announcement of our intention to seek a restructuring of our capital in August 2002 and our subsequent filing of bankruptcy petitions in December 2002 caused significant disruptions in our operations. We believe that adverse publicity in national and local media concerning our distressed financial condition and disputes with former members of our management caused sales of our insurance products to decline and policyholder lapses and redemptions to increase. For example, our total premium collections decreased by 8.4 percent to $4,180.9 million for the year ended December 31, 2003, compared to 2002. In addition, withdrawals from annuities and other investment-type products exceeded deposits received by $615.4 million during the year ended December 31, 2003.

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

     While we cannot quantify with specificity the portion of these adverse changes that were caused by our distressed financial condition and the associated negative publicity, we believe that these events contributed significantly to these trends. Although we believe that the successful completion of the bankruptcy and our continuing restructuring efforts will reverse these trends and will enable us to restore confidence in the "Conseco" brand among customers, agents, regulators and our other constituencies, we only recently emerged from bankruptcy and although the level of surrenders of our in force insurance have decreased in recent periods, the level of our sales have not improved. It may take several quarters of operating results following our emergence to determine the extent of our operational and reputational recovery from these events.

     Legal proceedings that arose in the context of our bankruptcy and current regulatory investigations may continue to disrupt our operations, subject us to material liability and hamper our efforts to restore confidence in the "Conseco" brand, which may negatively impact our financial results and liquidity.

     We continue to be involved in various legal proceedings that arose in the context of our restructuring. For example, since our August 2002 announcement that we would seek to restructure our capital, we and/or our Predecessor and several of our former, and in some instances current, officers and directors have been named as defendants in lawsuits, including class action lawsuits, alleging, among other things, securities fraud and breaches of fiduciary duty under ERISA. While we were discharged from pre-petition obligations of our Predecessor in connection with the bankruptcy, we still owe indemnity obligations to some of our current and former officers and directors for expenses and losses they may incur in connection with

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

these lawsuits. Our ultimate financial exposure with respect to this indemnity may be limited by the availability of insurance, but not all of the cases relating to periods prior to our bankruptcy are so limited and we cannot predict with certainty what our ultimate liability in these cases may be.

     We are also involved in, and have been subject to subpoena with respect to, federal investigations relating to the accounting for certain interest-only securities by our Predecessor's finance subsidiary, which was sold in connection with our reorganization. We have also commenced litigation against certain of our former officers and directors in connection with our efforts to collect amounts outstanding under our Predecessor's director and officer loan programs.

     Finally, the New York Attorney General and the SEC are conducting investigations concerning alleged market timing on the part of holders of variable annuity policies issued by CVIC, a former wholly-owned subsidiary of Conseco Life Insurance Company of Texas, that occurred prior to the sale of CVIC to an unrelated third party in October 2002, and could make a claim against us at any time. In addition, we may be subject to potential indemnity claims by the buyer in respect of our prior ownership. Other investigations by the SEC and state regulators concerning market timing allegedly permitted by mutual fund managers have resulted in highly publicized settlements involving substantial penalties. While we believe the facts in those other cases are distinguishable, it is not possible to predict the ultimate resolution of these investigations at this time.

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

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products view ratings as an important factor in determining which insurer's products to market or purchase. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The current financial strength ratings of our insurance subsidiaries from A.M. Best, S&P and Moody's Investors Services, Inc. ("Moody's") are "B (Fair)," "BB-" and "Ba3," respectively, except that the current financial strength ratings of Conseco Senior Health Insurance Company from A.M. Best, S&P and Moody's are "B
(Fair)," "CCC" and "Caa1," respectively. A "B" rating from A.M. Best is the seventh highest of sixteen possible ratings. A "BB-" rating from S&P is the thirteenth highest of twenty-one possible ratings, and a "CCC" rating from S&P is the eighteenth highest of twenty-one possible ratings. A "Ba3" rating from Moody's is the thirteenth highest of twenty-one possible ratings, and a "Caa1" rating from Moody's is the seventeenth highest of twenty-one possible ratings. Most of our competitors have higher financial strength ratings and we believe it is critical for us to improve our ratings to be competitive. The lowered ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2002 and 2003. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives in an effort to retain them. These events have had a negative effect on our ability to market our products and attract and retain agents, which in turn negatively affected our financial results.

     Our Plan contemplated that our insurance subsidiaries would achieve an "A" category rating from A.M. Best approximately by the end of 2004. In order to achieve this rating, we believe that we will have to demonstrate to the rating agencies a sustained improvement in our financial results, a lower debt to total capital ratio, and improved risk-based capital ratios of our insurance subsidiaries. While we believe that the improved capital position of our insurance subsidiaries, the lower debt to capital ratio that we expect to have upon completion of the offerings referred to in the notes to our consolidated financial statements included in this Form 10-Q entitled "Subsequent Event" and our plan for continued improvements in our financial results will warrant an upgrade to an "A" category rating from A.M. Best, the decision to upgrade is a subjective one that will be made if and when A.M. Best believes it is warranted. If we fail to achieve and maintain an "A" category rating from A.M. Best, sales of our insurance products could fall further, we may face further defections among our

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

independent and career sales force, and existing policyholders may redeem or allow their policies to lapse, adversely affecting our financial results, which in turn could lead to further downgrades.

     If our financial performance or business prospects deteriorate, and we experience a downgrade in our current ratings, our product sales would likely decline significantly, we would likely experience substantial defections among our independent and career sales force, and our existing policyholders would likely redeem or allow their policies to lapse at higher rates. In addition, events that may cause the ratings agencies to downgrade our financial strength ratings may also cause us to be in breach of covenants under our Senior Credit Facility, which would entitle our lenders to accelerate these borrowings. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we may not have such liquidity in the future or we may not be able to borrow money from other lenders to enable us to refinance these loans. If we are unable to repay or refinance these loans, we may be forced to seek bankruptcy protection again.

     Our ability to meet our obligations may be constrained by our subsidiaries' ability to distribute cash to us.

     Conseco, Inc. and CDOC, Inc., our wholly owned subsidiary and a guarantor under the Senior Credit Facility, are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of Conseco or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to Conseco and CDOC, which, in turn, would limit the ability of Conseco and CDOC to meet debt service requirements and satisfy other financial obligations.

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

     Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Prior to their release on November 19, 2003, we were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, limited the ability of our insurance subsidiaries to pay dividends. The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries would have been able to pay to us in each of the last two fiscal years without obtaining specific approval from state insurance regulators, assuming that the Texas consent order released in November 2003 had not been in effect (dollars in millions):

                                                                               2003             2002
                                                                               ----             ----

     Dividends............................................................... $340.6           $230.8
     Surplus debenture interest..............................................   52.1             56.0
                                                                              ------           ------

         Total that was available to be paid ................................ $392.7           $286.8
                                                                              ======           ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our business may be adversely impacted as a result of our substantial indebtedness, which requires the use of a substantial portion of our excess cash flow and may limit our access to additional capital.

     We continue to have significant indebtedness after our emergence from bankruptcy. As of December 31, 2003, we had approximately $1.3 billion of indebtedness under our Senior Credit Facility. The following table sets forth the aggregate amount of our debt payment obligations, including estimated interest, for each of the next five years (dollars in millions):

                                                                                                           5 Year
                                                             2004      2005      2006     2007    2008      Total
                                                             ----      ----      ----     ----    ----      -----

     Scheduled principal payments...........................$ 53.0    $ 53.0    $103.0   $153.0  $153.0    $515.0
     Projected interest payments ........................... 107.2     101.3      97.1     88.1    76.2     469.9
                                                            ------     -----    ------   ------  ------    ------

         Total debt service.................................$160.2    $154.3    $200.1   $241.1  $229.2    $984.9
                                                            ======    ======    ======   ======  ======    ======

     As of March 31, 2004, our debt to total capital ratio was 29 percent. This ratio is higher than the ratio of most of our competitors. In order to raise our financial strength ratings, we will need to improve this ratio by either lowering our indebtedness or increasing our equity capital or through a combination of both.

     Consequences resulting from our substantial indebtedness could include:

     o increasing our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry;

     o requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, therefore diverting funds from other beneficial uses;

     o limiting our ability to make strategic acquisitions or take other significant corporate actions;

     o placing us at a competitive disadvantage compared to our competitors that have proportionately less debt; and

     o limiting our ability to borrow funds and increase the cost of funds that we can borrow.

Moreover, if are unable to meet our repayment obligations, our lenders are entitled to accelerate their loans, and we may be forced to seek bankruptcy protection again.

     S&P and Moody's have assigned ratings on our senior secured debt of "B-
(Weak)" and "Caa1 (Very Poor)", respectively. In S&P's view, an obligation rated "B-" is vulnerable to nonpayment, but the obligor currently has the capacity to meet its commitment on the obligation. S&P has a total of twenty-two separate categories in which to rate senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)". A "B-" rating is the seventeenth highest rating. In Moody's view, an obligation rated "Caa" is of poor standing and may be in default, or there may be present elements of danger with respect to the payment of principal or interest. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)". A "Caa" rating is the seventeenth highest rating. Our current senior debt ratings may restrict our access to capital, and therefore our ability to refinance our Senior Credit Facility.

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

     Our Senior Credit Facility imposes a number of covenants and financial ratios that we must meet or maintain. For example, we must:

     o have earnings before interest, taxes, depreciation and amortization, as defined in the Senior Credit Facility, of greater than or equal to $490 million for the two quarters ended March 31, 2004, $767.0 million for the three

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          quarters ended June 30, 2004, and increasing over time to $1,296.0 million for the four quarters ending March 31, 2010. This amount was greater than $590.0 million for the two quarters ended March 31, 2004;

     o have a debt to total capitalization (excluding unrealized gains (losses)) ratio of .351 to 1.0 or less at March 31, 2004, .339:1.0 or less at June 30, 2004, with such ratio decreasing over time to .20 to
          1.0 at June 30, 2008 and remaining level thereafter. At March 31, 2004, our debt to total capitalization ratio was .328 to 1.0;

     o have an interest coverage ratio of greater than or equal to 1.0 to 1.0 for the two quarters ending March 31, 2004, 1.05:1.0 for the year ending December 31, 2004, and increasing over time to 4.50 to 1.0 for the four quarters ending December 31, 2009 and remaining level thereafter. Our interest coverage ratio was greater than 1.25 to 1.0 for the two quarters ending March 31, 2004.

     Although we believe we are on track to meet and/or maintain these covenants and financial ratios, our ability to do so may be affected by events outside of our control. If we default under these requirements, the lenders could declare all outstanding borrowings immediately due and payable, the aggregate amount of which was approximately $1.3 billion as of March 31, 2004. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we may not have sufficient liquidity in the future and may not be able to borrow money from other lenders to enable us to refinance these loans. Accordingly, if we default under these requirements and the loans are accelerated, we may be forced to seek bankruptcy protection again.

     Our operating flexibility is limited in significant respects by the restrictive covenants in our Senior Credit Facility.

     Our Senior Credit Facility imposes restrictions on us that could increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability to:

     o    incur additional indebtedness;

     o    issue stock of subsidiaries;

     o    create liens;

     o    transfer or sell assets;

     o    enter into transactions with affiliates;

     o    fundamentally change the type of business in which we engage;

     o enter into mergers or other types of business combination transactions;

     o pay cash dividends and make cash distributions on certain classes of equity securities;

     o    repurchase stock;

     o    make investments; and

     o    make capital expenditures.

     Our ability to engage in these types of transactions is generally limited by the terms of our Senior Credit Facility, even if we believe that a specific transaction would contribute to our future growth, operating results or profitability. If we are able to enter into these types of transactions under the terms of our Senior Credit Facility, or if we obtain a waiver from our lenders with respect to any specific transaction, that transaction may cause our indebtedness to increase, may not result in the benefits we anticipate or may cause us to incur greater costs or suffer greater disruptions in our business than we anticipate, and could therefore negatively impact our business and operating results.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Most of our supplemental health policies allow us to increase premium rates when warranted by our actual claims experience. These rate increases must be approved by the applicable state insurance departments, and we are required to submit actuarial claims data to support the need for the rate increases. The re-rate application and approval process on supplemental health products is a normal recurring part of our business operations and reasonable rate increases are typically approved by the state departments as long as they are supported by actual claims experience and are not unusually large in either dollar amount or percentage increase. For policy types on which rate increases are a normal recurring event, our estimates of insurance liabilities assume we will be able to raise rates if the blocks warrant such increases in the future.

     The loss ratio for our long-term care products included in the other business in run-off segment has increased in recent periods and was 110 percent during the three months ended March 31, 2004. We will have to raise rates or take other actions with respect to some of these policies or this business will continue to be unprofitable and our financial results will be adversely affected. During 2002 and 2003, we filed for and received approval on rate increases totaling $44 million and $37 million, respectively, relating to this long-term care business that had approximately $400 million of collected premiums.

     We review the adequacy of our premium rates regularly and file proposed rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease. Moreover, in some instances our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. In that situation we cannot exit the business without regulatory approval, which may require that we continue to service products at a loss for an extended period of time. For example, most of our long-term care business is guaranteed renewable, meaning we cannot terminate these policies without regulatory approval. Therefore, without approval of necessary rate increases, we may have no other option but to operate this business at a loss for an extended period of time.

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

     On home health care policies issued in some areas of Florida and other states, payments for the benefit of policyholders have exceeded the premiums we receive by a significant amount. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior Health Insurance Company, that affects approximately 18,000 home health care policies issued in Florida by Conseco Senior Health and its predecessor companies. The order provides for Conseco Senior Health to offer the following three alternatives to holders of these policies:

     o retention of their current policy with a maximum rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

     o receipt of a replacement policy with reduced benefits and a maximum rate increase in the first year of 25 percent and no more than 15 percent in subsequent years;

     o receipt of a paid up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

The order also requires Conseco Senior Health to pursue a similar course of action with respect to approximately 21,000 home health care policies issued by Conseco Senior Health and its predecessor companies in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     We are also aggressively seeking rate increase on other long-term care policies in our other business in run-off segment.

     The limited historical claims experience on our long-term care products could negatively impact our operations if our estimates prove wrong and we have not adequately set premium rates.

     In setting premium rates, we consider historical claims information and other factors, but we cannot predict with certainty what the actual claims on our products will be. This is particularly true in the context of setting premium rates on our long-term care insurance products, for which we have relatively limited historical claims experience. Long-term care products tend to have lower frequency of claims than other health products such as Medicare supplement or specified disease, but when claims are incurred on long-term care policies they tend to be much higher in dollar amount. Also, long-term care products have a much longer tail, meaning that claims are incurred much later in the life of the policy than other supplemental health products. As a result of these product traits, longer historical experience is necessary in order to price products appropriately.

     Our Bankers Life segment has offered long-term care insurance since 1985. Bankers Life's experience on its long-term care blocks has generally been within its pricing expectations. Our acquired blocks of long-term care insurance included in the other business in run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of the business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have requested and received approval for numerous premium rate increases in recent years on these blocks. Even with the various rate increases, these blocks experienced loss ratios of 110 percent in the three months ended March 31, 2004, 103 percent in the four months ended December 31, 2003, 170 percent in the eight months ended August 31, 2003, 139 percent in 2002 and 96 percent in 2001. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on assumptions made by our actuaries. For our life insurance business, our limit of risk retention for each policy is generally $.8 million or less because amounts above $.8 million are ceded to reinsurers. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, as well as a reserve for the present value of amounts on claims not yet due. For our long-term care insurance business, we establish reserves based on the same assumptions and estimates of factors that we consider when we set premium rates. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have recently incurred significant losses which have exceeded our expectations as a result of actual claim costs and persistency of our long-term care business included in the other business in run-off segment. For example, we increased claim reserves by $130 million during 2002 and $85 million during the eight months ended August 31, 2003 as a result of adverse developments and changes in our estimates of ultimate claims for these products. Our financial performance depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and it could result in a default under our Senior Credit Facility.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our net income and revenues will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2003, approximately 18 percent of our total insurance liabilities, or approximately $4.5 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of the acquisition costs or commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

     For example, policyholder redemptions of annuity and, to a lesser extent, life products increased following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of insurance intangibles to write off the balance associated with the redeemed policies. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002. Such additional amortization was not significant in 2003.

     Recently enacted and pending or future legislation could adversely affect the financial performance of our insurance operations.

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards with respect to individuals, which could have the effect of increasing our loss ratios and have an adverse effect on our financial results. In particular, Medicare reform could affect our ability to price or sell our products or profitably maintain our blocks in force. For example, recent reforms provide some additional incentives under the Medical Advantage program for health plans to offer managed care plans to seniors. Any resulting growth of managed care plans over time could decrease sales of the traditional Medicare supplement products we sell.

     Proposals currently pending in Congress and some state legislatures may also affect our financial results. These proposals include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including lapse and replacement rates for policies and the percentage of claims denied. Enactment of any proposal that would limit the amount we can charge for our products, such as guaranteed premium rates, or increase in benefits we must pay, such as limitations on waiting periods, or otherwise increase the costs associated with our business, could adversely affect our financial results.

     Tax law changes could adversely affect our insurance product sales and profitability.

     We sell deferred annuities and some forms of life insurance products which we believe are attractive to purchasers, in part, because policyholders generally are not subject to United States Federal income tax on increases in policy values until some form of distribution is made. Recently, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010, and increase contributions which may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will expire at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products since the benefit of tax deferral is not as great if tax rates are lower and because fewer people may purchase these products if they are able to contribute more money to individual retirement accounts and 401(k) accounts. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products, which would make these products less attractive to prospective purchasers and therefore would be likely to reduce our sales of these products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our results of operations may be negatively impacted if we are unable to achieve the goals of the initiatives we have undertaken with respect to the restructuring of our principal insurance businesses.

     Our Conseco Insurance Group segment has experienced declining sales and expense levels that exceed product pricing. We have adopted several initiatives designed to improve these operations, including focusing sales efforts on higher margin products, such as our specified disease products; reducing operating expenses by eliminating or reducing the costs of marketing some of our products; personnel reductions and streamlined administrative procedures; increasing retention rates on our more profitable blocks of inforce business; stabilizing the profitability of the long-term care block of business in run-off sold through independent agents through premium rate increases, improved claim adjudication procedures and other actions as necessary; and combining legal insurance entities to improve the efficient use of capital and eliminate the costs of separate financial reporting requirements. Conseco Insurance Group has 29 separate policy administration systems for its three main lines of business: life, health and annuities. Many of our initiatives are intended to address issues resulting from the substantial number of acquisitions undertaken by our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisition of 44 separate insurance companies. Our future performance depends, in part, on our ability to successfully integrate these prior acquisitions. This process of integration may involve unforeseen expenses, complications and delays, including, among other things, further difficulties in integrating the systems and operations of the acquired companies, and our current initiatives may be inadequate to address such issues. In addition, some of our initiatives have only recently been adopted, and may not be successfully implemented. Our initiatives include the elimination of duplicate processing systems by converting all similar business currently accounted for on multiple systems to a single system. We expect to spend over $35 million on capital expenditures in 2004 (including amounts related to these initiatives). Even if we are able to successfully implement these measures, these measures alone may not be sufficient to improve our results of operations.

     Our investment portfolio is subject to several risks which may diminish the value of our invested assets and negatively impact our profitability.

     The values of the assets in our investment portfolio are subject to numerous factors, which are difficult to predict, and are in many instances beyond our control. These factors include, but are not limited to, the following:

     o Changes in interest rates can reduce the value of our investments. Actively managed fixed maturity investments comprised 87 percent of our total investments as of December 31, 2003. The value of these investments can be affected by changing levels of market interest rates. For example, an increase in interest rates of 10 percent could reduce the value of our actively managed fixed maturity investments and short-term investments, net of corresponding changes in the value of insurance intangibles, by approximately $625 million, in the absence of other factors.

     o Our actively managed fixed maturity investments are subject to a deterioration in the ability of the issuer to make timely repayment of the securities. This risk is significantly greater with respect to below-investment grade securities, which comprised 3.5 percent of our actively managed fixed maturity investments as of March 31, 2004. We have sustained substantial credit-related investment losses in recent periods when a number of large, highly leveraged issuers experienced significant financial difficulties resulting in our recognition of other-than-temporary impairments. For example, we have recognized other-than-temporary declines in value of several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $11.9 million in the three months ended March 31, 2004; $9.6 million in the four months ended December 31, 2003; $51.3 million in the eight months ended August 31, 2003; $556.8 million in 2002; and $361.7 million in 2001.

     In order to reduce our exposure to similar credit losses, we have taken a number of specific steps, including:

     o reducing the percentage of below-investment grade fixed maturity investments from 5.9 percent at December 31, 2001 to 3.5 percent at March 31, 2004;

     o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer risks; and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     Our structured security investments, which comprised 29 percent of our actively managed fixed maturity investments at March 31, 2004, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. To the extent that structured security investments prepay faster than the expected rate of repayment, refinancing or default on the assets underlying the securities, such investments, which have a cost basis in excess of par, may be redeemed at par, thus resulting in a loss.

     Our need for liquidity to fund substantial product surrenders or policy claims may require that we maintain highly liquid, and therefore lower-yielding, assets, or that we sell assets at a loss, thereby further eroding the performance of our portfolio.

     We have sustained substantial investment losses in the past and may again in the future. Because a substantial portion of our net income is derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations. In addition, losses on our investment portfolio could reduce the investment returns which we are able to credit to our customers on certain of our products, thereby impacting our sales and further eroding our financial performance.

     Changing interest rates may adversely affect our results of operations.

     Our profitability may be directly affected by the level of and fluctuations in interest rates. While we monitor the interest rate environment and have previously employed hedging strategies designed to mitigate the impact of changes in interest rates, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Our ability to adjust for such a compression is limited by virtue of the guaranteed minimum rates that we must credit to policyholders on certain of our products, as well as by the fact that we are able to reduce the crediting rates on most of our products only at limited, pre-established intervals. As of December 31, 2003, approximately 40 percent of our insurance liabilities were subject to interest rates that may be reset annually; 45 percent have a fixed explicit interest rate for the duration of the contract; 10 percent have credited rates which approximate the income we earn; and the remainder have no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. The profits from many non-spread-based insurance products, such as long-term care policies, are adversely affected when interest rates decline because we may be unable to reinvest the cash flows generated from premiums received and our investment portfolio at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability but do not currently employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2003, the duration of our fixed maturity securities and short-term investments was approximately 6.7 years, and the duration of our insurance liabilities was approximately 7.2 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in the value of insurance intangibles, would decline in fair value by approximately $625 million if interest rates were to increase by 10 percent from their December 31, 2003 levels. This compares to a decline in fair value of $595 million based on amounts and rates at December 31, 2002. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     A decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our sales of certain of our life insurance products and annuities.

     Fluctuations in the securities markets and other economic factors may adversely affect sales and/or policy surrenders of our annuities and life insurance policies. For example, volatility in the equity markets may cause potential new purchasers of equity-indexed annuities to refrain from purchasing these products and may cause current policyholders to surrender their policies for the cash value or reduce their investments. For example, our sales of these products decreased significantly in 2001 and 2002 during periods of significant declines in the equity markets. Sales of equity-indexed annuities totaled $220.1 million in 2002 and $380.9 million in 2001, as compared to $643.5 million in 2000. In addition, significant or unusual volatility in the general level of interest rates could negatively impact sales and/or lapse rates on certain types of insurance products.

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

     Upon our emergence from bankruptcy, we revalued our assets and liabilities to estimated fair value as of August 31, 2003 and established our capital accounts at the reorganization value determined in conjunction with our bankruptcy plan. We recorded the $1,141.6 million of reorganization value which could not be attributed to specific tangible or identified intangible assets as goodwill.

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

     Our business is subject to extensive regulation, which limits our operating flexibility and could result in our insurance subsidiaries being placed under regulatory control or otherwise negatively impact our financial results.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

content of required statutory financial statements, limiting dividends and prescribing the type and amount of investments we can make.

     We have been operating under heightened scrutiny from state insurance regulators. For example, our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, on behalf of itself and its subsidiaries, entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002, which were formally released on November 19, 2003. These consent orders applied to all of our insurance subsidiaries and, among other things, restricted the ability of our insurance subsidiaries to pay dividends and other amounts to the parent company without regulatory consent. Notwithstanding the release of these consent orders, we have agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent, and to provide information periodically concerning our financial performance and condition. As noted above, state laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

     Our insurance subsidiaries are also subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover potentially weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2003 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within our other business in run-off segment, the risk-based capital ratio of Conseco Senior Health Insurance Company, which issued most of the long-term care business in our other business in run-off segment, is near the level which would require it to submit a comprehensive plan aimed at improving its capital position. Furthermore, we may not be able to maintain the risk-based capital ratios of our subsidiaries above levels that could give rise to regulatory action.

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

     Insurance companies historically have been subject to substantial litigation resulting from claims, disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies typically face policyholder suits and class action suits. The class action and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments focus on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, are also involved in various governmental and administrative proceedings and investigations. Our subsidiary, Philadelphia Life Insurance Company, which is now known as Conseco Life Insurance Company, is a defendant in two purported nationwide class action lawsuits alleging fraudulent sales practices and seeking unspecified damages in Florida federal court. Four lawsuits are pending in Mississippi against Conseco Life Insurance Company alleging similar claims. Our former subsidiary, Manhattan National Life Insurance Company, is a defendant in a purported nationwide class action lawsuit alleging fraud by non-disclosure of additional charges

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

for policyholders wishing to pay premiums on other than an annual basis and seeking unspecified damages in New Mexico state court. Four of our subsidiaries have also been named in purported nationwide class action lawsuits seeking unspecified damages in Colorado state court alleging claims similar to those alleged in the New Mexico suit naming Manhattan National Life Insurance Company. Conseco Life Insurance Company has been named as a defendant in thirteen recently filed purported class actions and individual cases alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. The ultimate outcome of these lawsuits, however, cannot be predicted with certainty, and although we do not presently believe that any of these lawsuits, individually, are material, they could, in the aggregate, have a material adverse effect on our financial condition. Because our insurance subsidiaries were not part of our bankruptcy proceedings, the bankruptcy proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries. The New York Attorney General and the SEC are also conducting investigations concerning alleged market timing on the part of holders of variable annuity policies issued by CVIC, a former wholly-owned subsidiary of Conseco Life of Texas, that occurred prior to the sale of CVIC to an unrelated third party in October 2002, and could make a claim against us at any time. In addition, we may be subject to potential indemnity claims by the buyer in respect of our prior ownership. In other cases involving the investigation of market timing allegedly permitted by mutual fund managers, the SEC and state regulators have sought to impose penalties far in excess of the alleged losses to the investing public, and we cannot assure you that they would not seek to do so with us. While we would vigorously defend against efforts to impose substantial penalties against us, any such penalties, if imposed, could have a material adverse effect on our financial condition.

     Competition from companies that have greater market share, higher ratings and greater financial resources may impair our ability to retain existing customers and sales representatives, attract new customers and sales representatives and maintain or improve our financial results.

     The supplemental health insurance, annuity and individual life insurance markets are highly competitive. Competitors include other life and accident and health insurers, commercial banks, thrifts, mutual funds and broker-dealers.

     Our principal competitors vary by product line. Our main competitors for agent sold long-term care insurance products include GE Financial Assurance, John Hancock Financial Services, Aegon USA, Lincoln Benefit Life, MetLife and Unum Provident. Our main competitors for agent sold Medicare supplement insurance products include Mutual of Omaha, Blue Cross and Blue Shield of Florida, Physicians Mutual and Standard Life and Accident.

     In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while our Bankers Life segment ranked third in agent sold long-term care insurance products in 2003 with a market share of approximately seven percent, the top two writers of agent sold long-term care insurance products had a combined market share of approximately 45 percent during the period. In addition, while our Bankers Life segment was ranked third and our Conseco Insurance Group segment was ranked fourth in agent sold Medicare supplement insurance products in 2003 with a combined market share of approximately 17 percent, the top two writers of agent sold Medicare supplement insurance products had a combined market share of approximately 63 percent during the period.

     Virtually all of our major competitors have higher financial strength ratings than we do. Many of our competitors are larger companies that have greater capital, technological and marketing resources, and access to capital at a lower cost. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. Furthermore, recent changes in federal law have narrowed the historical separation between banks and insurance companies, enabling traditional banking institutions to enter the insurance and annuity markets and further increase competition. This increasing competition may harm our ability to maintain or increase our profitability.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Our Conseco Insurance Group segment markets and distributes its products, including specified disease insurance, Medicare supplement insurance, equity-indexed life insurance and equity-indexed annuities, exclusively through independent agents. Premiums collected by our Conseco Insurance Group segment through independent distributors totaled: $1,301.6 million, or 31 percent, of our collected premiums in 2003; $1,680.2 million, or 37 percent, of collected premiums in 2002; and $2,048.0 million, or 40 percent, of collected premiums in 2001. Given the significance of this distribution channel to our business, our ability to maintain our relationships with these independent agents is critical to our financial performance. This ability is dependent upon, among other things, the compensation we offer independent distributors and the overall attractiveness of our products to their customers. In addition, the distribution of our life insurance and annuity products through this channel is particularly sensitive to the financial strength ratings of our insurance subsidiaries. The downgrades of our ratings in 2002, as well as our bankruptcy, caused significant defections among our independent agents and increased our costs of retaining them, which had a material adverse effect on our results of operations. Following the downgrade of our A.M. Best rating to "B" in August 2002, the premiums we collected from business distributed by independent agents decreased to $762.6 million in the last six months of 2002 and $668.7 million in the first six months of 2003, compared to $917.6 million in the first six months of 2002, the period immediately preceding the downgrade. In the event that we are unable to attract and retain qualified independent distributors of our products, our operations and financial results may be materially adversely affected.

     We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. While we currently expect to fund our capital needs for the next several years from our operations, if those prove to be insufficient we may need to raise additional funds through future financings and, if we are unable to raise additional funds, we may need to curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

     Our financial results would be negatively impacted if we are required to indemnify the purchasers of businesses that we have recently sold.

     We are subject to retained liabilities and indemnification obligations related to businesses we have sold. For example, we retained liabilities for certain purported class action litigation in connection with our sale of Manhattan National Life Insurance Company in June 2002. In addition, the agreement entered into in connection with our sale of CVIC imposes continuing indemnification obligations with respect to liabilities relating to our period of ownership of CVIC, and the agreement entered into in connection with our sale of CFC imposes continuing tax sharing obligations with respect to tax liabilities relating to our period of ownership of CFC. We cannot assure you that we will not be subject to claims with respect to these continuing or residual obligations, or that any such claims would not be material.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     Due to the application of fresh start accounting, the reported historical financial statements of our Predecessor for periods prior to August 31, 2003 generally are not comparable to our financial statements for periods after that date. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-Q.

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

                                                                                              Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                              ended               ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Earnings (losses) before taxes:
    Bankers Life (a)....................................................................      $ 67.4             $  66.2
    Conseco Insurance Group (b).........................................................        69.3                24.4
    Other Business in Run-off (c).......................................................        17.6               (28.2)
    Corporate operations (d)............................................................       (41.9)             (109.9)
                                                                                              ------             -------

    Income (loss) before income taxes and
       discontinued operations..........................................................      $112.4             $ (47.5)
                                                                                              ======             =======

----------------
(a) The earnings before taxes of the Bankers Life segment included realized gains, net of related amortization, of $11.0 million and $10.3 million for the three months ended March 31, 2004 and 2003, respectively.

(b) The earnings before taxes of the Conseco Insurance Group segment included realized gains, net of related amortization, of $8.8 million and $8.1 million for the three months ended March 31, 2004 and 2003, respectively.

(c) The earnings before taxes of the Other Business in Run-off segment included realized gains, net of related amortization, of $2.7 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively.

(d) The earnings before taxes in our Corporate operations segment included realized losses of $2.8 million in the first three months of 2004 and venture capital income of $2.5 million in the first three months of 2003.

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through a career agency force and direct response marketing (which, together, represent our Bankers Life segment) and through professional independent producers (which represent our Conseco Insurance Group segment). Our Other Business in Run-off segment consists of: (i) long-term care products written in prior years through independent agents; (ii) small group and individual major medical business which we began to nonrenew in 2001; and (iii) other group major medical business which we no longer actively market. Most of the long-term care business in run-off relates to business written by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Premiums and asset accumulation product collections:
     Annuities............................................................................   $  177.3          $  260.0
     Supplemental health..................................................................      303.2             278.5
     Life.................................................................................       37.8              34.1
                                                                                             --------          --------

       Total premium collections..........................................................   $  518.3          $  572.6
                                                                                             ========          ========

Average liabilities for insurance products:
       Annuities:
         Mortality based..................................................................   $  355.0          $  282.2
         Equity-linked....................................................................      266.8             268.2
         Deposit based....................................................................    3,287.8           2,644.5
       Health.............................................................................    2,712.0           1,865.4
       Life:
         Interest sensitive...............................................................      331.0             319.7
         Non-interest sensitive...........................................................      755.6             651.2
                                                                                             --------          --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.............................................   $7,708.2          $6,031.2
                                                                                             ========          ========

Revenues:
     Insurance policy income..............................................................   $  345.1          $  331.7
     Net investment income:
       General account invested assets....................................................       97.9              93.2
       Equity-indexed products based on the change in value of the
         S&P 500 Call Options.............................................................        1.2              (3.3)
       Trading account income related to policyholder and reinsurer
         accounts.........................................................................        5.9               -
       Change in value of embedded derivatives related to modified
         coinsurance agreements...........................................................       (5.9)              -
     Net realized investment gains........................................................       11.0              11.3
     Fee revenue and other income.........................................................         .3                .4
                                                                                             --------          --------

         Total revenues...................................................................      455.5             433.3
                                                                                             --------          --------

Expenses:
     Insurance policy benefits............................................................      265.0             252.5
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than those listed below....................................................       36.2              31.6
       Equity-indexed products based on S&P 500 Index.....................................        5.3               4.3
     Amortization expense.................................................................       45.7              43.6
     Interest expense on investment borrowings............................................         .4               1.2
     Other operating costs and expenses...................................................       35.5              33.9
                                                                                             --------          --------

         Total benefits and expenses......................................................      388.1             367.1
                                                                                             --------          --------

Income before income taxes and discontinued operations....................................   $   67.4          $   66.2
                                                                                             ========          ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----
Health loss ratios:
     All health lines:
       Insurance policy benefits........................................................      $224.9             $220.1
       Loss ratio (a)...................................................................      76.18%             76.42%

     Medicare Supplement:
       Insurance policy benefits........................................................      $106.0             $114.9
       Loss ratio (a)...................................................................      65.56%             71.08%

     Long-Term Care:
       Insurance policy benefits........................................................      $116.6             $102.8
       Loss ratio (a)...................................................................      89.26%             83.31%
       Interest-adjusted loss ratio (b).................................................      62.86%             66.90%

     Other:
       Insurance policy benefits........................................................        $2.3               $2.4
       Loss ratio (a)...................................................................      79.70%             81.06%

----------------
(a) We calculate loss ratios by taking the related product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

(b) We calculate the interest-adjusted loss ratio for Bankers Life's long-term care products by taking the product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) insurance policy income. Interest income is an important factor in measuring losses on this product. The net cash flows from long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio reflects the effects of the investment income offset.

     Total premium collections were $518.3 million in the first quarter of 2004, down 9.5 percent from 2003. Bankers Life's annuity premium collections in 2003 were positively impacted by sales inducements provided to purchasers of our annuities and sales incentives to our career agents. These programs ended at various times during the second quarter of 2003. See "-- Premium and Asset Accumulation Product Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $7.7 billion in the first quarter of 2004, up 28 percent from 2003. The increase in such liabilities is primarily due to: (i) the adoption of fresh start accounting and its effects on the reserves for our health insurance; and (ii) increases in annuity reserves resulting from increased sales of these products in the Bankers Life segment. As discussed above under "-- Total premium collections", annuity premium collections in our Bankers Life segment were positively impacted during the first half of 2003 by sales inducements and incentives.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $97.9 million in the first quarter of 2004, up 5.0 percent from 2003. The average balance of general account invested assets was $7.2 billion and $6.4 billion in the first quarters of 2004 and 2003, respectively. The yield on these assets

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

was 5.4 percent and 5.8 percent in the first quarters of 2004 and 2003, respectively. Net investment income on general account invested assets in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. Net investment income on general account invested assets in the fourth quarter of 2003 was $96.5 million and the yield on these investments was 5.5 percent. The decrease in yield from the fourth quarter of 2003 to the first quarter of 2004 reflects: (i) the lower interest rate environment prevailing in periods subsequent to August 31, 2003; and (ii) the high level of prepayments experienced on fixed maturity investments (primarily mortgage-backed securities) which have a new cost basis in excess of par value. To the extent investments with a cost basis in excess of par value prepay faster than expected, a reduction in yield will occur due to the acceleration of premium amortization. In addition, the proceeds from investment maturities and prepayments were reinvested at the lower prevailing interest rates, further reducing the overall portfolio yield.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Bankers Life's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $6.9 million and $3.0 million in the first quarters of 2004 and 2003, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $8.1 million and $(.3) million in the first quarters of 2004 and 2003, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Net realized investment gains (losses) fluctuate from period to period. During the three months ended March 31, 2004, net realized investment gains in our Bankers Life segment included: (i) $14.3 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $3.3 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first three months of 2003, the net realized investment gains included: (i) $18.1 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $6.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

     The loss ratio on Bankers Life's Medicare supplement products for the first quarter of 2004 was in line with our expectations. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. The loss ratio for the first quarter of 2003 was higher than we expected. We experience quarterly fluctuations in this ratio from time to time. (Such ratio for the entire year of 2003 was approximately equal to our expectation of a loss ratio over time of approximately 65 percent).

     The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The loss ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies which have

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

higher loss ratios have not lapsed at the rate we expected. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities divided by (ii) policy income. The decrease in the interest-adjusted loss ratio for the first quarter of 2004, is primarily due to the adoption of fresh start accounting which increased the assets assigned to back the insurance liabilities on this block of business. The interest-adjusted loss ratio on this business increased from 59.27 percent in the fourth quarter of 2003 to 62.86 percent in the first quarter of 2004.

     The loss ratios on our other products fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been in line with our expectations.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $36.2 million in the first quarter of 2004, up 15 percent from 2003. The increases are primarily due to increases in annuity reserves partially offset by the decrease in average crediting rates. The weighted average crediting rates for these products were 4.0 percent and 4.3 percent in the first quarters of 2004 and 2003, respectively.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization expense includes amortization of the value of policies inforce at the Effective Date, cost of policies produced and the cost of policies purchased (such amortization is collectively referred to as "amortization of insurance intangibles"). Insurance intangibles are amortized: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products. Bankers Life's amortization expense in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting effective August 31, 2003. Amortization expense was $46.8 million in the fourth quarter of 2003 compared to $45.7 million in the first quarter of 2004. Such amounts are in line with our expectations given the related premium revenue and gross profits for the periods.

     Interest expense on investment borrowings fluctuates along with our investment borrowing activities and the interest rates thereon. Average investment borrowings in our Bankers Life segment were $141.5 million and $313.3 million during the first quarters of 2004 and 2003, respectively. The weighted average interest rates on such borrowings were 1.1 percent and 1.5 percent during the first quarters of 2004 and 2003, respectively.

     Other operating costs and expenses in our Bankers Life segment were $1.6 million higher in the first quarter of 2004 compared to the same period in 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Premiums and asset accumulation product collections:
     Annuities..........................................................................    $    13.4           $    37.8
     Supplemental health................................................................        190.9               196.5
     Life...............................................................................        101.8               105.9
                                                                                            ---------           ---------

       Collections on insurance products................................................    $   306.1           $   340.2
                                                                                            =========           =========

Average liabilities for insurance and asset accumulation:
     Annuities:
       Mortality based..................................................................    $   240.8           $   174.1
       Equity-linked....................................................................      1,538.4             1,583.2
       Deposit based....................................................................      3,911.4             4,462.2
       Separate accounts and investment trust liabilities...............................         36.3               477.1
     Health.............................................................................      2,317.1             2,052.9
     Life:
       Interest sensitive...............................................................      3,318.2             3,457.3
       Non-interest sensitive...........................................................      1,453.6             1,496.7
                                                                                            ---------           ---------

         Total average liabilities for insurance and asset
           accumulation products, net of reinsurance ceded..............................    $12,815.8           $13,703.5
                                                                                            =========           =========
Revenues:
   Insurance policy income..............................................................    $   300.0           $   354.0
   Net investment income:
     General account invested assets....................................................        173.5               209.7
     Equity-indexed products based on the change in value of the
       S&P 500 Call Options.............................................................          4.3               (19.8)
     Trading account income related to policyholder and
       reinsurer accounts...............................................................         12.9                 -
     Change in value of embedded derivatives related to modified
       coinsurance agreements...........................................................         (2.6)                -
   Net realized investment gains........................................................         16.2                 7.8
   Fee revenue and other income.........................................................          1.8                 6.4
                                                                                            ---------           ---------

       Total revenues...................................................................        506.1               558.1
                                                                                            ---------           ---------

Expenses:
   Insurance policy benefits............................................................        233.8               271.9
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below....................................................         67.9                85.8
     Equity-indexed products based on S&P 500 Index.....................................         10.2                 (.8)
   Amortization expense.................................................................         47.7                97.2
   Interest expense on investment borrowings............................................           .9                 1.5
   Other operating costs and expenses...................................................         76.3                78.1
                                                                                            ---------           ---------

       Total benefits and expenses......................................................        436.8               533.7
                                                                                            ---------           ---------

Income before income taxes and discontinued operations..................................    $    69.3           $   24.4
                                                                                            =========           ========


                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Health loss ratios:
     All health lines:
       Insurance policy benefits.......................................................        $125.3            $136.9
       Loss ratio (a)..................................................................        65.72%            66.70%

     Medicare Supplement:
       Insurance policy benefits.......................................................         $58.8             $65.2
       Loss ratio (a)..................................................................        61.10%            67.73%

     Specified Disease:
       Insurance policy benefits.......................................................         $63.1             $63.7
       Loss ratio (a)..................................................................        70.15%            69.37%
       Interest-adjusted loss ratio (b)................................................        38.37%            40.38%


-------------
(a) We calculate loss ratios by taking the related product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

(b) We calculate the interest-adjusted loss ratio for Conseco Insurance Group's specified disease products by taking the product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) insurance policy income. Interest income is an important factor in measuring losses on this product. The net cash flows from specified disease products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio reflects the effects of the investment income offset.

     Collections on insurance products were $306.1 million in the first quarter of 2004, down 10 percent from 2003. Premium collections through the independent agents in our Conseco Insurance Group segment have been negatively impacted by the A.M. Best ratings downgrade to "B (Fair)"in August 2002 and our decision to de-emphasize the sale of certain products. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $12.8 billion in the first quarter of 2004, down 6.5 percent from 2003. The decrease in such liabilities is primarily due to the increase in policyholder redemptions and lapses following the downgrade of our A.M. Best financial strength rating to "B (Fair)"in August 2002. The liabilities for insurance and asset accumulation products in this segment were not significantly affected by the adoption of fresh start accounting. See "-- Liquidity for insurance operations" for additional discussion of the A.M. Best ratings downgrade.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $173.5 million in the first quarter of 2004, down 17 percent from 2003. The average balance of general account invested assets was $12.6 billion and $13.7 billion in the first quarters of 2004 and 2003, respectively. The yield on these assets was 5.5 percent and 6.1 percent in the first quarters of 2004 and 2003, respectively. Net investment income on general account invested assets in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. Net investment income

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

on general account invested assets in the fourth quarter of 2003 was $180.9 million and the yield on these investments was 5.7 percent. The decrease in income and yield from the fourth quarter of 2003 to the first quarter of 2004 reflects: (i) the lower interest rate environment prevailing in periods subsequent to August 31, 2003; and (ii) the high level of prepayments experienced on fixed maturity investments (primarily mortgage-backed securities) which have a new cost basis in excess of par value. To the extent investments with a cost basis in excess of par value prepay faster than expected, a reduction in yield will occur due to the acceleration of premium amortization. In addition, the proceeds from investment maturities and prepayments were reinvested at the lower prevailing interest rates, further reducing the overall portfolio yield.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Conseco Insurance Group's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $10.2 million and $18.0 million in the first quarters of 2004 and 2003, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $14.5 million and $(1.8) million in the first quarters of 2004 and 2003, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Net realized investment gains (losses) fluctuate from period to period. During the three months ended March 31, 2004, we recognized net realized investment gains in our Conseco Insurance Group segment which included: (i) $21.8 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $5.6 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first three months of 2003, the net realized investment gains included: (i) $21.2 million of net gains from the sales of investments (primarily fixed maturities) net of; (ii) $13.4 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Fee revenue and other income in the first quarter of 2003 primarily represents income earned by a subsidiary (which was sold in September 2003) which earned fees for marketing insurance products of other companies.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

     The loss ratio on Conseco Insurance Group's Medicare Supplement products in the first quarter of 2004 was impacted by rate increases. Such rate increases were implemented earlier in 2004 than in prior years, resulting in a lower loss ratio in the 2004 period. In addition, the higher rates caused some policyholders to lapse their policies. The release of the active life reserve related to the lapsed business also contributed to the lower loss ratio in the 2004 period.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. Although the ratio in the first quarter of 2004 is less than the required ratio, it exceeds 65 percent when measured over a longer period.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for specified disease products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. The loss ratio in this block of business is affected by the number of policies which surrender in a period. When policies surrender before reaching the specified age when the return of premium is payable, the reserve established for such benefit through the surrender date is released, resulting in lower insurance policy benefits for the period. The loss ratio for this block was 61.92 percent in the fourth quarter of 2003. The fluctuations in this loss ratio generally correspond to the lapse experience in each period: lapses were higher in the fourth quarter of 2003 and lower in the first quarters of 2003 and 2004. The effect of variances in lapse rates from our expectations are partially offset by the amortization of insurance intangibles.

     In the first quarter of 2004, the Conseco Insurance Group segment experienced higher than expected death claims. Such unfavorable experience resulted in increases in insurance policy benefits of approximately $8.1 million over what we expected. We are continuing to review this adverse experience. Based on paid claims in April 2004, we believe our death claim experience is returning to the levels we generally expect.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $67.9 million in the first quarter of 2004, down 21 percent from 2003. The decrease is primarily due to a smaller block of annuity business inforce and changes in the weighted average crediting rates. The weighted average crediting rates for these products were 3.9 percent and 4.5 percent in the first quarter of 2004 and 2003, respectively.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization expense includes amortization of insurance intangibles. Conseco Insurance Group's amortization expense in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting effective August 31, 2003. Amortization expense was $54.5 million in the fourth quarter of 2003 compared to $47.7 million in the first quarter of 2004.

     The amount of insurance intangibles on our universal life type and investment type products that we amortize is dependent on the profits realized during the period. Since our profits on these products were less than what was experienced in the fourth quarter of 2003, amortization was reduced. Amortization expense decreased by approximately $3.7 million in the first quarter of 2004 as a result of the higher than expected death claims described above. In addition, amortization expense is affected by the lapse experience on our insurance business. Amortization expense will generally increase when lapses exceed our assumptions and will decrease when lapses are lower than our assumptions.

     The amount that we amortize is also dependent on investment gains and losses realized. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance intangibles in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance intangibles of $7.4 million in the first quarter of 2004.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Interest expense on investment borrowings fluctuates along with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. Average investment borrowings were $322.7 million and $411.0 million during the first quarters of 2004 and 2003, respectively. The weighted average interest rates on such borrowings were 1.2 percent and 1.4 percent during the first quarters of 2004 and 2003, respectively.

     Other operating costs and expenses were $76.3 million in the first quarter of 2004, $1.8 million lower than the same period of 2003.

Other Business in Run-Off (dollars in millions)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Premiums and asset accumulation product collections:
     Long-term care.....................................................................      $   98.6           $   96.9
     Major medical.....................................................................            6.0               61.6
                                                                                              --------           --------

          Total premium collections.....................................................      $  104.6           $  158.5
                                                                                              ========           ========

Average liabilities for other business in run-off:
     Long-term care.....................................................................      $3,293.8           $1,923.3
     Major medical......................................................................          85.2              128.8
                                                                                              --------           --------

          Total average liabilities for other business in run-off,
          net of reinsurance ceded......................................................      $3,379.0           $2,052.1
                                                                                              ========           ========

Revenues:
     Insurance policy income............................................................      $  103.3           $  187.9
     Net investment income on general account invested assets...........................          40.3               37.5
     Net realized investment gains......................................................           2.7                4.2
     Fee revenue and other income.......................................................            .3                 .2
                                                                                              --------           --------

         Total revenues.................................................................         146.6              229.8
                                                                                              --------           --------

Expenses:
     Insurance policy benefits..........................................................         101.3              213.4
     Amortization expense...............................................................           4.8               17.2
     Other operating costs and expenses.................................................          22.9               27.4
                                                                                              --------           --------

         Total benefits and expenses....................................................         129.0              258.0
                                                                                              --------           --------

         Income (loss) before income taxes and discontinued operations..................      $   17.6           $  (28.2)
                                                                                              ========           ========

Health loss ratios:
       Insurance policy benefits........................................................        $101.3             $213.4
       Loss ratio (a)...................................................................         98.06%            113.57%
       Interest-adjusted loss ratio (b).................................................         59.99%             95.02%

-----------
(a) We calculate loss ratios by taking the related product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

(b) We calculate the interest-adjusted loss ratio for long-term care products included in this segment by taking the product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Total premium collections in this segment were $104.6 million in the first quarter of 2004, down 34 percent from 2003. We have ceased marketing the long-term care business included in this segment. Accordingly, collected premiums will decrease over time. Increases in long-term care premium collections are the result of premium rate increases, partially offset by policy lapses. We have ceased marketing and have not renewed our major medical business, which has resulted in the significant reduction in major medical collected premiums. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for other business in run-off, net of reinsurance ceded were $3.4 billion in the first quarter of 2004, up 65 percent from 2003. Liabilities for this block of long-term care business were significantly affected by the adoption of fresh start accounting. Refer to note 6, "Liabilities for Insurance and Asset Accumulation Products" to our consolidated financial statements included in Form 10-K for the year ended December 31, 2003 for additional information on the effect of fresh start accounting on our insurance liabilities.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets was $40.3 million in the first quarter of 2004, up 7.5 percent from 2003. The average balance of general account invested assets was $3.0 billion and $2.4 billion in the first quarters of 2004 and 2003, respectively. The yield on these assets was 5.4 percent and 6.2 percent in the first quarters of 2004 and 2003, respectively. Net investment income on general account invested assets in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. Net investment income on general account invested assets in the fourth quarter of 2003 was $41.8 million and the yield on these investments was 5.8 percent. The decrease in income and yield from the fourth quarter of 2003 to the first quarter of 2004 reflects: (i) the lower interest rate environment prevailing in periods subsequent to August 31, 2003; and (ii) the high level of prepayments experienced on fixed maturity investments (primarily mortgage-backed securities) which have a new cost basis in excess of par value. To the extent investments with a cost basis in excess of par value prepay faster than expected, a reduction in yield will occur due to the acceleration of premium amortization. In addition, the proceeds from investment maturities and prepayments were reinvested at the lower prevailing interest rates, further reducing the overall portfolio yield.

     Net realized investment gains fluctuate from period to period. During the three months ended March 31, 2004, net realized investment gains in our Other Business in Run-off segment included: (i) $2.8 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $.1 million of write-downs of fixed maturity investments as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary. During the first three months of 2003, the net realized investment gains included: (i) $5.0 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to loss ratios in the blocks of long-term care business in this segment. Loss ratios are calculated by taking the product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

     This segment includes long-term care insurance inforce, substantially all of which was issued through independent agents by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid out on these products as the policies age, the paid claims have exceeded our projections. We have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in the higher loss ratios. We have been aggressively seeking rate increases and pursuing other actions on certain of these long-term

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

care policies. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior Health Insurance Company ("Conseco Senior"), that affects approximately 18,000 home health care policies issued in Florida by Conseco Senior and its Predecessor companies. The order provides for Conseco Senior to offer the following three alternatives to holders of these policies:

     o retention of their current policy with a maximum rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

     o receipt of a replacement policy with reduced benefits and a maximum rate increase in the first year of 25 percent and no more than 15 percent in subsequent years;

     o receipt of a paid up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

The order also requires Conseco Senior to pursue a similar course of action with respect to approximately 21,000 home health care policies issued by Conseco Senior and its Predecessor companies in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     The loss ratio for the first quarter of 2004 reflects: (i) unfavorable claims experience on our long-term care products; partially offset by (ii) the elimination of $7.0 million of reserve redundancies related to our major medical policies. The decrease in the loss ratio as compared to the first quarter of 2003 also reflects the adoption of fresh start accounting.

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

     Amortization related to operations includes amortization of insurance intangibles. The decrease in amortization expense in the first three months of 2004 reflects the adoption of fresh start accounting, and also reflects the relatively small amount of value of policies inforce associated with the business comprising this segment.

     Other operating costs and expenses were $22.9 million in the first quarter of 2004, down 16 percent from 2003. The decreases in expenses were due primarily to expense reductions in the major medical operations.

Corporate (dollars in millions)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----

Corporate operations:
    Interest expense on corporate debt..................................................      $(27.8)           $ (70.9)
    Net investment income ..............................................................          .2                6.9
    Provision for losses and expense related to stock purchase plan.....................         -                (15.3)
    Venture capital income related to investment in AWE, net of related expenses........         -                  2.5
    Fee revenue and other income........................................................         5.0                6.6
    Net realized investment losses......................................................        (2.8)               -
    Other items.........................................................................       (16.5)             (21.6)
    Reorganization items................................................................         -                (18.1)
                                                                                              ------            -------

      Loss before income taxes..........................................................      $(41.9)           $(109.9)
                                                                                              ======            =======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Interest expense on corporate debt in the three months ended March 31, 2004 includes interest expense on the Senior Credit Facility, including a credit agreement charge of $2.0 million. Interest expense in the three months ended March 31, 2003 reflected interest on notes payable of the Predecessor.

     Investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income. The Corporate segment held less invested assets in the first quarter of 2004 as compared to the same period in 2003.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of our Predecessor's common stock. In the first three months of 2003, we established a provision of $15.3 million in connection with these guarantees and loans. We determined the reserve based upon the value of the collateral held by the banks. The outstanding principal balance on the bank loans was $481.3 million.

     In conjunction with the Plan, the $481.3 million principal amount of bank loans was transferred to the Company. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which total approximately $233 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the creditworthiness of the participants. At March 31, 2004, we have estimated that approximately $51.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

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

     Net realized investment losses often fluctuates from period to period. In the first three months of 2004, we recognized a writedown of $2.9 million due to an other-than-temporary decline in value.

     Other items include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. General corporate expenses in the three months ended March 31, 2004 included severance expense of $4.4 million.

     Reorganization items in the three months ended March 31, 2003 included $18.1 million related to professional fees associated with our bankruptcy proceedings which are expensed as incurred in accordance with SOP 90-7.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July, 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The current financial strength ratings of our insurance subsidiaries (with the exception of Conseco Senior Health Insurance Company) from A.M. Best, S&P and Moody's are B (Fair), BB- and Ba3, respectively. The current financial strength ratings of Conseco Senior Health Insurance Company from A.M. Best, S&P and Moody's are B (Fair), CCC and Caa1, respectively. For a description of the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ratings issued by these firms and additional information on our ratings, see " -- Liquidity for Insurance Operations." Many of our competitors have higher financial strength ratings and we believe it is critical for us to improve our ratings to be competitive. The lowered ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2003. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives in an effort to retain them.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premiums and accumulation product collections were as follows:

Bankers Life (dollars in millions):

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----
Premiums collected:

   Annuities:
     Equity-indexed (first-year)........................................................       $  6.5            $  3.8
                                                                                               ------            ------

     Other fixed (first-year)...........................................................        169.8             255.2
     Other fixed (renewal)..............................................................          1.0               1.0
                                                                                               ------            ------
       Subtotal - other fixed annuities.................................................        170.8             256.2
                                                                                               ------            ------

       Total annuities..................................................................        177.3             260.0
                                                                                               ------            ------

   Supplemental health:
     Medicare supplement (first-year)...................................................         16.8              13.7
     Medicare supplement (renewal)......................................................        150.6             142.3
                                                                                               ------            ------
       Subtotal - Medicare supplement...................................................        167.4             156.0
                                                                                               ------            ------
     Long-term care (first-year)........................................................         16.8              17.8
     Long-term care (renewal)...........................................................        115.7             101.4
                                                                                               ------            ------
       Subtotal - long-term care........................................................        132.5             119.2
                                                                                               ------            ------
     Other health (first-year)..........................................................           .3                .2
     Other health (renewal).............................................................          3.0               3.1
                                                                                               ------            ------
       Subtotal - other health..........................................................          3.3               3.3
                                                                                               ------            ------

       Total supplemental health........................................................        303.2             278.5
                                                                                               ------            ------

   Life insurance:
     First-year.........................................................................         10.9               8.0
     Renewal............................................................................         26.9              26.1
                                                                                               ------            ------

       Total life insurance.............................................................         37.8              34.1
                                                                                               ------            ------

Collections on insurance products:

     Total first-year premium collections on insurance products.........................        221.1             298.7
     Total renewal premium collections on insurance products............................        297.2             273.9
                                                                                               ------            ------

       Total collections on insurance products..........................................       $518.3            $572.6
                                                                                               ======            ======

     Annuities in the Bankers Life segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. In order to maintain our career agency distribution force during the parent company's Chapter 11 reorganization process, we provided certain sales inducements to purchasers of annuities and sales incentives to our career agents. These programs ended at various times during the second quarter of 2003. Annuity collections from career agents decreased 32 percent, to $177.3 million, in the first quarter of 2004 as compared to the same period in 2003. Annuity premium collections in 2003 were favorably impacted by the sales inducements and incentives discussed above. In addition, in the first half of 2003, the minimum guaranteed crediting rates on certain of our annuity products were very attractive. We subsequently introduced new annuity products which have lower minimum guaranteed crediting rates. As a result of the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

elimination of the sales inducements and incentives and the lower minimum guaranteed crediting rates, sales of fixed rate annuity products have declined.

     Supplemental health products in the Bankers Life segment include Medicare supplement, long-term care and other insurance products distributed through our career agency force. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased 7.3 percent, to $167.4 million, in the first quarter of 2004 as compared to the same period in 2003.

     Premiums collected on Bankers Life's long-term care policies increased 11 percent, to $132.5 million, in the first quarter of 2004 as compared to the same period in 2003. Sales of first-year long-term care policies through our career agents were comparable to the same period in 2003.

     Other health products include various other health insurance products which we have not been actively marketing. Premiums collected in the first quarter of 2004 were comparable to the same period in 2003.

     Life products in our Bankers Life segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased 11 percent, to $37.8 million, in the first quarter of 2004 as compared to the same period in 2003. Collected premiums have been impacted by increases in new sales.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group  (dollars in millions)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----
Premiums collected:

   Annuities:
     Equity-indexed (first-year)........................................................      $  5.8               $ 19.4
     Equity-indexed (renewal)...........................................................         2.1                  2.6
                                                                                              ------               ------
       Subtotal - equity-indexed annuities..............................................         7.9                 22.0
                                                                                              ------               ------
     Other fixed (first-year)...........................................................          .6                 10.1
     Other fixed (renewal)..............................................................         4.9                  5.7
                                                                                              ------               ------
       Subtotal - other fixed annuities.................................................         5.5                 15.8
                                                                                              ------               ------

       Total annuities..................................................................        13.4                 37.8
                                                                                              ------               ------

   Supplemental health:
     Medicare supplement (first-year)...................................................         7.6                 13.6
     Medicare supplement (renewal)......................................................        86.5                 77.1
                                                                                              ------               ------
       Subtotal - Medicare supplement...................................................        94.1                 90.7
                                                                                              ------               ------
     Specified disease (first-year).....................................................         8.2                  8.5
     Specified disease (renewal)........................................................        83.6                 82.5
                                                                                              ------               ------
       Subtotal - specified disease.....................................................        91.8                 91.0
                                                                                              ------               ------
     Other health (first-year)..........................................................         -                    1.8
     Other health (renewal).............................................................         5.0                 13.0
                                                                                              ------               ------
       Subtotal - other health..........................................................         5.0                 14.8
                                                                                              ------               ------

       Total supplemental health........................................................       190.9                196.5
                                                                                              ------               ------

   Life insurance:
     First-year.........................................................................         5.7                  8.8
     Renewal............................................................................        96.1                 97.1
                                                                                              ------               ------

       Total life insurance.............................................................       101.8                105.9
                                                                                              ------               ------

Collections on insurance products:

     Total first-year premium collections on insurance products........................         27.9                 62.2
     Total renewal premium collections on insurance products............................       278.2                278.0
                                                                                              ------               ------

       Total collections on insurance products..........................................      $306.1               $340.2
                                                                                              ======               ======

     Annuities in our Conseco Insurance Group segment include equity-indexed annuities and other fixed annuities sold through professional independent producers. Many professional independent producers discontinued marketing our annuity products after A.M. Best lowered our financial strength ratings. Accordingly, we took actions to reduce our expenses related to marketing these products through this distribution channel, and began to focus instead on the sale of products that were less ratings sensitive. Total annuity collected premiums in this segment decreased 65 percent, to $13.4 million, in the first quarter of 2004 as compared to the same period in 2003.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product decreased 64 percent, to $7.9 million, in the first quarter of 2004 as compared to the same period in 2003. The decrease can be attributed to the general stock market performance in recent periods which has made other investment products more attractive to certain customers.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased 65 percent, to $5.5 million, in the first quarter of 2004 as compared to the same period in 2003. The decrease can be attributed to our emphasis on the sales of other products that are less ratings sensitive.

     Supplemental health products in our Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment increased 3.7 percent, to $94.1 million, in the first quarter of 2004 as compared to the same period in 2003. New Medicare supplement sales have been affected by increases in premium rates.

     Premiums collected on specified disease products in the first quarter of 2004 were comparable to the same period in 2003.

     Other health products include disability income, dental and various other health insurance products. We no longer actively market many of these products. Premiums collected decreased 66 percent, to $5.0 million, in the first quarter of 2004 as compared to the same period in 2003.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 3.9 percent, to $101.8 million, in the first quarter of 2004 as compared to the same period in 2003. Our A.M. Best rating has negatively affected our sales of life products. We stopped actively marketing many of our life insurance products sold through the professional independent producer channel in the second quarter of 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off  (dollars in millions)

                                                                                             Successor        Predecessor
                                                                                           ------------       ------------
                                                                                           Three months       Three months
                                                                                               ended              ended
                                                                                             March 31,          March 31,
                                                                                               2004               2003
                                                                                               ----               ----
Premiums collected:

   Long-term care:
     First-year..........................................................................     $   .2               $  1.4
     Renewal.............................................................................       98.4                 95.5
                                                                                              ------               ------
       Subtotal - long-term care.........................................................       98.6                 96.9
                                                                                              ------               ------

   Major medical:
     Group (first-year)..................................................................        -                     .2
     Group (renewal).....................................................................        5.0                 60.9
                                                                                              ------               ------
       Subtotal - group major medical....................................................        5.0                 61.1
                                                                                              ------               ------

     Individual (first-year).............................................................        -                    -
     Individual (renewal)................................................................        1.0                   .5
                                                                                              ------               ------
       Subtotal - individual major medical...............................................        1.0                   .5
                                                                                              ------               ------

       Total major medical...............................................................        6.0                 61.6
                                                                                              ------               ------

Collections on insurance products:

     Total first-year premium collections on insurance products..........................         .2                  1.6
     Total renewal premium collections on insurance products.............................      104.4                156.9
                                                                                              ------               ------

       Total collections on insurance products...........................................     $104.6               $158.5
                                                                                              ======               ======

     As described elsewhere, the Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and
(ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment increased 1.8 percent, to $98.6 million, in the first quarter of 2004 as compared to the same period in 2003. The increase was due to premium rate increases. Most of the long-term care premiums in this segment relate to business written by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "-- Other Business in Run-Off" for additional discussion related to an order issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Group major medical premiums decreased 92 percent, to $5.0 million, in the first quarter of 2004 as compared to the same period in 2003. We no longer actively market new sales of group products. In early 2002, we decided to stop renewing all inforce small group business and discontinued new sales.

     Individual major medical premiums collected in the first quarter of 2004 were comparable to the same period in 2003. In the second half of 2001, we stopped renewing a large portion of our major medical lines of business. In early 2002, we decided to stop renewing all inforce individual major medical business and discontinued new sales.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2004 and December 31, 2003, primarily reflect: (i) our net income for the three months ended March 31, 2004; and (ii) changes in the fair value of actively managed fixed maturity securities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2004, we increased the carrying value of such investments by $823.9 million as a result of this fair value adjustment.

     Our capital structure as of March 31, 2004, and December 31, 2003, was as follows (dollars in millions):

                                                                                      Successor
                                                                              ---------------------------
                                                                              March 31,      December 31,
                                                                                2004            2003
                                                                                ----            ----
Total capital:
    Corporate notes payable................................................   $1,296.5         $1,300.0

    Shareholders' equity:
       Class A preferred stock.............................................      910.4            887.5
       Common stock........................................................        1.0              1.0
       Additional paid-in-capital..........................................    1,646.4          1,641.9
       Accumulated other comprehensive income..............................      470.7            218.7
       Retained earnings...................................................      118.4             68.5
                                                                              --------         --------

          Total shareholders' equity.......................................    3,146.9          2,817.6
                                                                              --------         --------

          Total capital....................................................   $4,443.4         $4,117.6
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2004 and as of and for the four months ended December 31, 2003:

                                                                                                      Successor
                                                                                                --------------------------
                                                                                                March 31,     December 31,
                                                                                                  2004            2003
                                                                                                  ----            ----
Book value per common share...................................................................    $22.34          $19.28

Ratio of earnings to fixed charges............................................................     1.82x           1.79x

Ratio of earnings to fixed charges and preferred dividends....................................     1.45x           1.46x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       29%             32%
   Corporate debt and preferred stock to total capital........................................       50%             53%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Liquidity of the Holding Companies

     Pursuant to the Plan, we entered into the Senior Credit Facility. The Senior Credit Facility consists of two tranches: Tranche A -- $1.0 billion; and Tranche B -- $0.3 billion. See the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations" for further discussion related to the Senior Credit Facility. Principal repayments are due as follows (dollars in millions):

                                                                            Tranche A                 Tranche B
                                                                            ---------                 ---------
     June 30, 2004.....................................................    $   50.0                    $  3.0
     June 30, 2005.....................................................        50.0                       3.0
     June 30, 2006.....................................................        50.0                       1.5
     December 31, 2006.................................................        50.0                       1.5
     June 30, 2007.....................................................        75.0                       1.5
     December 31, 2007.................................................        75.0                       1.5
     June 30, 2008.....................................................        75.0                       1.5
     December 31, 2008.................................................        75.0                       1.5
     June 30, 2009.....................................................         -                         1.5
     September 10, 2009................................................       500.0                       -
     December 31, 2009.................................................         -                         1.5
     September 10, 2010................................................         -                       282.0
                                                                           --------                    ------

                                                                           $1,000.0                    $300.0
                                                                           ========                    ======

     At March 31, 2004, Conseco Inc. and CDOC held unrestricted cash of $22.0 million and additional restricted cash of $15.5 million held in trust for the payment of bankruptcy-related professional fees. In addition, our other non-life insurance companies held unrestricted cash of approximately $50.1 million which could be upstreamed to the parent companies if needed. As further discussed in the note to the consolidated financial statements entitled "Subsequent Event", we expect to repay approximately $400 million of the Senior Credit Facility using a portion of the net proceeds received from the offering of the Company's common stock and Class B preferred stock.

     Conseco and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash Conseco and CDOC receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A further deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could further limit such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; and (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Also, we have agreed with the Texas Department of Insurance to provide up to 30 days prior notice of the payment of dividends by an insurance subsidiary to any non-insurance company parent. As described under the caption "-- Statutory Information", we recently were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, restricted the ability of our insurance subsidiaries to pay any dividends to any non-insurance company parent without prior approval. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future. In addition, we may need to contribute additional capital to improve the risk based capital ("RBC") ratios of our insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Under our Senior Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders. We have also agreed to meet or maintain various financial ratios. Our ability to meet these financial covenants may be affected by events beyond our control. These requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements (subject to certain remedies), the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts. In January 2004, the Senior Credit Facility was amended to remove requirements that our insurance subsidiaries maintain minimum A.M. Best financial strength ratings. In March 2004, the Senior Credit Facility was amended to change the definition of a financial ratio we are required to maintain. The change was needed to clarify how the ratio is calculated. The definition in the amended facility is consistent with calculations used to determine the original covenant levels.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At March 31, 2004, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $11,531.2      $572.5        $12.3     $12,091.4
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,284.8        37.6          1.6       1,320.8
   States and political subdivisions...................................       664.0        21.0          2.2         682.8
   Debt securities issued by foreign governments.......................        96.7         4.3          -           101.0
   Structured securities ..............................................     5,892.8       150.0          9.9       6,032.9
Below-investment grade (primarily corporate securities)................       675.9        60.6          2.0         734.5
                                                                          ---------      ------        -----     ---------

   Total actively managed fixed maturities.............................   $20,145.4      $846.0        $28.0     $20,963.4
                                                                          =========      ======        =====     =========

Equity securities......................................................   $    72.3      $  5.2        $  .3     $    77.2
                                                                          =========      ======        =====     =========

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our fixed maturity securities by industry category as of March 31, 2004 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Mortgage-backed securities...........................................................      $ 6,036.4           28.8%
   Bank and finance.....................................................................        3,121.2           14.9
   Services.............................................................................        2,566.0           12.2
   Manufacturing........................................................................        2,328.0           11.1
   Utilities............................................................................        1,340.3            6.4
   Communications.......................................................................        1,066.7            5.1
   Agriculture, forestry and mining.....................................................          809.7            3.9
   Government (US)......................................................................          798.1            3.8
   Asset-backed securities..............................................................          771.0            3.7
   Transportation.......................................................................          605.7            2.9
   Retail and wholesale.................................................................          567.6            2.7
   Other................................................................................          952.7            4.5
                                                                                              ---------          -----

      Total fixed maturity securities...................................................      $20,963.4          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At March 31, 2004, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $675.9 million, or 3.4 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $734.5 million, or 109 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below-investment grade securities than with other corporate debt securities. Below-investment grade securities are generally unsecured and are often subordinated to other

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Net Realized Investment Gains (Losses)

     During the three months ended March 31, 2004, we recognized net realized investment gains of $27.1 million. Such net realized investment gains during the three months ended March 31, 2004 included: (i) $39.0 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $2.6 billion; net of (ii) $11.9 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first three months of 2003, we recognized net realized investment gains of $23.3 million. The net realized investment gains during the first three months of 2003 included: (i) $44.3 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $2.4 billion; net of (ii) $21.0 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. At March 31, 2004, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $8.2 million and a carrying value of $17.1 million.

     During the three months ended March 31, 2004, we sold $108.4 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $1.6 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

     Investments with Other-Than-Temporary Losses

     During the three months ended March 31, 2004, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $11.9 million. No writedown of a single issuer exceeded $3.0 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

necessitate future realized losses of securities in our portfolio. Significant losses in the carrying value of our investments could have a material adverse effect on our earnings in future periods.

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2004, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                               Estimated
                                                                                             Amortized           fair
                                                                                                cost             value
                                                                                             ---------         ---------

Due in one year or less...................................................................    $   10.2       $   10.1
Due after one year through five years.....................................................        58.3           56.1
Due after five years through ten years....................................................       276.6          272.8
Due after ten years.......................................................................       475.8          463.8
                                                                                              --------       --------

   Subtotal...............................................................................       820.9          802.8

Structured securities.....................................................................     1,064.2        1,054.3
                                                                                              --------       --------

   Total..................................................................................    $1,885.1       $1,857.1
                                                                                              ========       ========

     There were no investments in our portfolio rated below-investment grade or classified as equity-type securities in an unrealized loss position exceeding 20 percent of the cost basis at March 31, 2004.

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

     Based on management's current assessment of investments with unrealized losses at March 31, 2004, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Structured Securities

     At March 31, 2004, fixed maturity investments included $6.0 billion of structured securities (or 29 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities. The yield characteristics of structured securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     Pursuant to fresh start reporting, we were required to mark all of our investments to market value. The current interest rate environment is much lower than when most of our investments were purchased. Accordingly, the fresh start values of our investments generally exceed the par values and the actual cost of such investments. The amount of value exceeding par is referred to as a "purchase premium" which is amortized against future income. If prepayments in any period are higher than expected, purchase premium amortization is increased. In periods of unexpectedly high prepayment activity, the increased amortization will reduce net investment income.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at March 31, 2004 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------

Below 4 percent.....................................................................   $  154.8      $  156.8    $  159.7
4 percent - 5 percent...............................................................    1,451.5       1,383.8     1,436.8
5 percent - 6 percent...............................................................    1,020.2       1,011.9     1,050.6
6 percent - 7 percent...............................................................    2,594.6       2,685.4     2,717.7
7 percent - 8 percent...............................................................      550.4         583.7       595.9
8 percent and above.................................................................       69.5          73.8        75.7
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $5,841.0      $5,895.4    $6,036.4
                                                                                       ========      ========    ========

----------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.6 million and $3.5 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at March 31, 2004, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               ----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                           cost            Amount      maturities
----                                                                           ----            ------      ----------
Pass-throughs and sequential and targeted amortization classes............    $3,611.1        $3,669.4            17%
Planned amortization classes and accretion-directed bonds.................       756.7           778.6             4
Commercial mortgage-backed securities.....................................     1,392.3         1,453.8             7
Subordinated classes and mezzanine tranches...............................       134.4           133.7             1
Other.....................................................................          .9              .9             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,895.4        $6,036.4            29%
                                                                              ========        ========            ==

------------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.6 million and $3.5 million, respectively.

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

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for economic profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market generally offers higher yields, compared to similar-rated corporate bonds. Most CMBS have strong call protection features where borrowers are locked out from prepaying their mortgages for a stated period of time. If the borrower does prepay any or all of the loan, they will be required to pay prepayment penalties.

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

     Mortgage Loans

     At March 31, 2004, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent at March 31, 2004.

     Investment Borrowings

     Our investment borrowings averaged approximately $473.7 million during the first three months of 2004, compared with $738.9 million during the same period of 2003 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.1 percent and 1.4 percent during the first three months of 2004 and 2003, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     As of the date of this filing, the consolidated statutory results of our insurance subsidiaries for the three months ended March 31, 2004, have not been finalized. The quarterly statutory financial statements of our insurance subsidiaries are expected to be filed with the respective domiciliary insurance regulators on or about May 14, 2004. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The consolidated statutory net loss (a non-GAAP measure) of our insurance subsidiaries is expected to be approximately $2.0 million in the first three months of 2004 compared to a net loss of $8.3 million in the same period of 2003. Included in such net losses are net realized capital losses, net of income taxes, of $13.1 million and $57.0 million in the first three months of 2004 and 2003, respectively. In addition, such net losses included interest expense on surplus debentures of $43.6 million and nil in the first three months of 2004 and 2003, respectively. The Company's insurance subsidiaries expect to report the following amounts to regulatory agencies at March 31, 2004, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

    Statutory capital and surplus ..................................     $1,541.2
    Asset valuation reserve.........................................         49.7
    Interest maintenance reserve....................................        231.0
                                                                         --------

       Total........................................................     $1,821.9
                                                                         ========

     The statutory capital and surplus shown above included investments in upstream affiliates of $159.0 million, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. No dividends were paid in the first quarter of 2004.

     The National Association of Insurance Commissioners' Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to company action level RBC: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position;
(ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition, the Model Act provides for an annual trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     The 2003 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within the Other Business in Run-off segment, the RBC ratio of Conseco Senior was near the level which would require it to submit a comprehensive plan aimed at improving its capital position. See "-- Other

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Business in Run-off" for additional discussion related to an order issued by the Florida Office of Insurance Regulation regarding certain blocks of Conseco Senior's long-term care business.

     The consolidated RBC ratio for our insurance subsidiaries is estimated to be 297 percent at March 31, 2004. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     Our insurance subsidiaries held principal protected senior notes of three trusts which invested in fixed maturities, mortgages, preferred stock, common stock and limited partnerships. We consolidated the trusts in our financial statements prepared in accordance with GAAP at December 31, 2003. During the fourth quarter of 2003, the trusts began liquidating their portfolios, a process that was completed in the first quarter of 2004. Under statutory accounting practices, which differ from GAAP, realized capital losses of $45.9 million were recorded on the fourth quarter 2003 partial redemption of the senior notes issued by the trusts that were owned by the insurance subsidiaries. Additional statutory realized capital losses of $94.9 million were recorded at December 31, 2003 since a decision had been made to redeem the remaining senior notes at amounts less than their amortized cost. The total statutory realized losses of $140.8 million on the senior notes were included in the interest maintenance reserve ("IMR") at December 31, 2003. The redemption of the remaining senior notes resulted in realized gains of $7.2 million in the first quarter of 2004 which were also included in the IMR.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Form 10-K for the year ended December 31, 2003. There have been no material changes in the first three months of 2004 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

     There were no significant changes in Conseco's internal controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LITIGATION AND OTHER LEGAL PROCEEDINGS.

     We are involved on an ongoing basis in lawsuits, including purported class actions, relating to our operations, including with respect to sales practices, and we and current and former officers and former directors are defendants in pending class action lawsuits asserting claims under the securities laws. The ultimate outcome of these lawsuits cannot be predicted with certainty and we have estimated the potential exposure for each of the matters and have recorded a liability if a loss is deemed probable.

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuits were stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to these lawsuits was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date of the Plan is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel on March 30, 2004. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC, related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell
E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310 MF 1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1482 LJM-WTL (Southern District, Indiana); Conseco Services v. Adams, et al, Case No. 29DO2- 0312-CC-1035(Circuit Court, Hamilton County, Indiana); Conseco v. Adams, et al, Case No. 03A 04545, (Bankr. Northern District, Illinois) Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Superior Court, Hamilton County, Indiana); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-356 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana); and Conseco v. Dick, Case No. 04L 002811 (Circuit Court, Cook County, Illinois). The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We are required to use the balance of any net proceeds recovered in connection with these lawsuits to pay down our Senior Credit Facility. Any remaining proceeds will be used to contribute capital to our insurance subsidiaries. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services, LLC and certain of our current and former officers (Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. On March 22, 2004, plaintiffs filed an amended complaint (which made our motion to dismiss moot) and added additional former officers as named defendants and dismissed Conseco, Inc. as a party. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company, filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana.)) On March 15, 2004, RLI filed an amended complaint adding Conseco Services, LLC as an additional defendant. We believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life has filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. In March 2004, the remaining plaintiff filed a motion to substitute plaintiff, to which Philadelphia Life has objected. We expect the court to set a trial date during the June 2005 trial term. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

     The Company's subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have recently been named in multiple purported class actions and individual lawsuits alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. This change was the adjustment of a non-guaranteed element, which was not in the applicable policy form. The specific lawsuits include:
David Barton v. Conseco Life Insurance Company, Case No. 04-20048-CIV-MORENO (Southern District, Florida); Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Donald King, as Trustee of the Irrevocable Trust of Arnold L. King v. Conseco Life Insurance Company, Case No. 1: 04CV0163 (Northern District, Ohio); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark F. Peters Insurance Services, Inc. Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case No. 04 CV 125 LAB (BLM) (Southern District, California); Edwin Jacob "Jake" Garn et al. v. Conseco Life Insurance Company, Case No. 29D02-0312-PL-1034 (Superior Court, Hamilton County, Indiana); Edward M. Medvene, an Individual, and Sherwin Samuels and Miles Rubin, as Trustees of the Edward Medvene 2984 Insurance Trust v. Conseco Life Insurance Company, Case No. CV04-846-AHM (MCX) (Central District, California); Edwin Jacob "Jake" Garn, on Behalf of Himself and All Others Similarly Situated v. Conseco Life Insurance Company, Case No. 1:04-CV-0514SEB-VSS (Southern District, Indiana); Steven Rose, on Behalf of Himself and All Others Similarly Situated, and on Behalf of the General Public for the State of California vs. Conseco Life Insurance Company, Case No. GIC 827178 (Superior Court, San Diego County, California); Murray Gomer, Murray Gomer Irrevocable Trust, individually, and on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Case No. CV04-1409-SJO (RNDX) (Central District, California); James S. Farley and Judy B. Farley, individually and on behalf of all others similarly situated, and on behalf of the general public vs. Conseco Life Insurance Company, Case No. C-041563 ED (Northern District, California); H. Lee Druckman, Druckman, Trust, individually and on behalf of class of all others similarly situated, and on behalf of general public v. Conseco Life Insurance Company, Case No. CV04-3031-DT-VBKX (Central District of California); and Myron L. Glucksman and Dr. Ronald Einhorn as trustee of the Jonathan Alexander Irrevocable Trust, on

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

behalf of themselves and all others similarly situated v. Conseco Life Insurance Company, Case No. 04C-3039 (Northern District of Illinois). In those cases pending in Federal court, motions to stay and to consolidate have been or will be filed pursuant to Federal multidistrict litigation rules. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On February 7, 2003, the Company's subsidiary, Conseco Life Insurance Company, was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas (Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company, and Pete Ramirez, III Cause No. 2003-CCL-102-C). On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services, LLC as an additional defendant. On March 5, 2004, the complaint was amended a second time naming additional plaintiffs. The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleges, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' motion to remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. In November 2003, Conseco Life filed motions for summary judgment in the Garrard and Weaver matters. No ruling has been made on these motions. In November 2003, Conseco Life again removed the Cascio matter to U.S. District Court. In April 2004, the Cascio matter was remanded to state court. Conseco Life awaits the court's ruling on plaintiff's motion to remand in the Allen matter. In Bailey the parties have agreed to a settlement. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other arbitrations and lawsuits, including purported class actions, related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

keeping, internal control and other provisions of the securities laws. The settlement did not impose any fine or monetary penalty, or require us to restate any of our historical financial statements.

     On October 29, 2003, the New York Attorney General served Conseco Life Insurance Company of Texas ("Conseco Life") with a document subpoena concerning customer transfers between mutual fund subaccounts offered by CVIC, a former wholly-owned subsidiary of Conseco Life, that occurred prior to the sale of CVIC to an unrelated third party in October 2002. The SEC served the Company with a similar subpoena shortly after we received the Attorney General's subpoena. Certain of our employees have also received subpoenas regarding duties they previously performed in respect of annuity sales by CVIC. The purchase agreement pursuant to which CVIC was sold contains indemnification provisions with respect to certain liabilities relating to Conseco Life's period of ownership, including provisions concerning certain business activities, including marketing activities, of CVIC. Conseco Life and the Company have cooperated with the Attorney General and the SEC in producing documents responsive to their subpoenas. In January 2004, the Company received telephonic notification of a potential enforcement action by the Attorney General and a Wells notification from the SEC regarding alleged market timing on the part of holders of variable annuity policies issued by CVIC. The Company and its affiliates have not issued any variable annuity policies since the sale of CVIC. The Company and Conseco Life believe, based on the information obtained and supplied to the investigators to date, that CVIC violated no federal or state law prior to the October 2002 sale. The investigations are continuing and their outcome cannot be predicted with certainty. In other cases involving the investigation of market timing allegedly permitted by mutual fund managers, the SEC and state regulators have sought to impose penalties far in excess of the alleged losses to the investing public, and we cannot assure you that they would not seek to do so with us. The Company and Conseco Life are cooperating fully with the Attorney General and the SEC in these investigations.

     The deadline to file administrative claims in the bankruptcy proceeding was October 9, 2003. The Plan provides that all such claims must be paid in full, in cash. We are reviewing all timely filed administrative claims and may resolve disputes regarding allowance of such claims in the Bankruptcy Court. The amount of known disputed administrative claims as of April 27, 2004 was approximately $.1 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits.

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

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K.

          A report on Form 8-K dated January 12, 2004, was filed with the Commission to report under Items 5 and 7, a press release announcing the conversion price of its Class A Senior Cumulative Convertible Exchangeable Preferred Stock.

          A report on Form 8-K dated January 29, 2004, was filed with the Commission to report under Items 7 and 9, a press release announcing the filing of a registration statement with the Commission on Form S-1.

          A report on Form 8-K dated February 10, 2004, was filed with the Commission to report under Items 7 and 9, a press release to announce the declaration of a dividend on the outstanding shares of Class A Senior Cumulative Convertible Exchangeable Preferred Stock.

          A report on Form 8-K dated March 10, 2004, was filed with the Commission to report under Items 9 and 12, a press release with an announcement that the Company had entered into a settlement with the Commission and with financial information for the year ended December 31, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CONSECO, INC.


Dated: May 10, 2004                        By:  /s/ William J. Shea
                                              ---------------------------------
                                              William J. Shea, President and
                                              Chief Executive Officer