Form 10-Q
period 2004-06-30
CONSECO INC
filed 2004-08-09
CIK 1224608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2004

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to
                                                   ------    -------

                        Commission File Number 001-31792

                                  Conseco, Inc.

            Delaware                                 75-3108137
  ---------------------------                -------------------------------
     State of Incorporation                  IRS Employer Identification No.


  11825 N. Pennsylvania Street
     Carmel, Indiana  46032                        (317) 817-6100
  ----------------------------                      --------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [X] No [ ]

      Shares of common stock outstanding as of August 2, 2004: 150,715,841

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                       Successor
                                                                                              ------------------------------
                                                                                              June 30,           December 31,
                                                                                                2004               2003
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     June 30, 2004 - $20,583.6; December 31, 2003 - $19,470.7)............................    $20,492.3         $19,840.1
   Equity securities at fair value (cost: June 30, 2004 - $69.0;
     December 31, 2003 - $71.8)...........................................................         72.4              74.5
   Mortgage loans.........................................................................      1,109.1           1,139.5
   Policy loans...........................................................................        477.8             503.4
   Trading securities.....................................................................        899.8             915.1
   Other invested assets .................................................................        168.1             324.1
                                                                                              ---------         ---------

       Total investments..................................................................     23,219.5          22,796.7

Cash and cash equivalents:
   Unrestricted...........................................................................        865.1           1,228.7
   Restricted.............................................................................         12.9              31.9
Accrued investment income.................................................................        310.9             315.5
Value of policies in force at the Effective Date..........................................      2,886.0           2,949.5
Cost of policies produced.................................................................        256.6             101.8
Reinsurance receivables...................................................................        925.4             930.5
Income tax assets.........................................................................         12.5              24.6
Goodwill..................................................................................        873.1             952.2
Other intangible assets...................................................................        151.4             155.2
Assets held in separate accounts..........................................................         33.6              37.7
Other assets..............................................................................        388.7             395.8
                                                                                              ---------         ---------

       Total assets.......................................................................    $29,935.7         $29,920.1
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                        Successor
                                                                                              ------------------------------
                                                                                               June 30,          December 31,
                                                                                                 2004              2003
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products............................................................    $12,417.2       $12,480.4
     Traditional products...................................................................     11,473.3        11,431.8
     Claims payable and other policyholder funds............................................        907.5           892.3
     Liabilities related to separate accounts...............................................         33.6            37.7
   Other liabilities........................................................................        590.6           573.0
   Investment borrowings....................................................................        548.8           387.3
   Notes payable - direct corporate obligations.............................................        790.0         1,300.0
                                                                                                ---------       ---------

         Total liabilities..................................................................     26,761.0        27,102.5
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           887.5
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: June 30, 2004 - 150,715,772; December 31, 2003 - 100,115,772).........          1.5             1.0
   Additional paid-in-capital...............................................................      2,531.3         1,641.9
   Accumulated other comprehensive income (loss)............................................       (188.9)          218.7
   Retained earnings........................................................................        163.0            68.5
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      3,174.7         2,817.6
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $29,935.7       $29,920.1
                                                                                                =========       =========








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                              Successor        Predecessor
                                                                                             ------------      ------------
                                                                                             Three months      Three months
                                                                                                ended             ended
                                                                                               June 30,           June 30,
                                                                                                 2004              2003
                                                                                                 ----              ----
Revenues:
   Insurance policy income.............................................................       $  737.0           $  813.9
   Net investment income:
     General account assets............................................................          318.4              348.6
     Policyholder and reinsurer accounts...............................................          (14.8)              41.5
     Venture capital income related to investment in
       AT&T Wireless Services, Inc.....................................................            -                  6.0
     Net realized investment gains (losses)............................................           (5.6)               7.2
   Fee revenue and other income........................................................            4.5               12.9
                                                                                              --------           --------

       Total revenues..................................................................        1,039.5            1,230.1
                                                                                              --------           --------

Benefits and expenses:
   Insurance policy benefits...........................................................          666.5              872.6
   Provision for losses................................................................            -                 15.8
   Interest expense (contractual interest of $97.2 for the three months
     ended June 30, 2003)..............................................................           23.1               73.5
   Amortization........................................................................           82.3              138.6
   Gain on extinguishment of debt......................................................           (2.8)               -
   Other operating costs and expenses..................................................          163.6              154.5
   Reorganization items................................................................            -                 14.4
                                                                                              --------           --------

       Total benefits and expenses.....................................................          932.7            1,269.4
                                                                                              --------           --------

       Income (loss) before income taxes and discontinued operations...................          106.8              (39.3)

Income tax expense (benefit) on period income (loss)...................................           38.5              (16.6)
                                                                                              --------           --------

       Income (loss) before discontinued operations....................................           68.3              (22.7)

Discontinued operations, net of income taxes...........................................            -                  2.1
                                                                                              --------           --------

       Net income (loss)...............................................................           68.3              (20.6)

Preferred stock dividends..............................................................           23.7                -
                                                                                              --------           --------

       Net income (loss) applicable to common stock....................................       $   44.6           $  (20.6)
                                                                                              ========           ========

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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                         Successor
                                                                       ------------
                                                                       Three months
                                                                           ended
                                                                          June 30,
                                                                           2004
                                                                           ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding........................       127,048,000
                                                                       ===========

     Net income.................................................              $.35
                                                                              ====

   Diluted:
     Weighted average shares outstanding........................       146,992,000
                                                                       ===========

     Net income.................................................              $.34
                                                                              ====

                                   (continued)











                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                             Successor         Predecessor
                                                                                             ----------        -----------
                                                                                             Six months        Six months
                                                                                               ended              ended
                                                                                              June 30,           June 30,
                                                                                                2004               2003
                                                                                                ----               ----
Revenues:
   Insurance policy income.............................................................       $1,485.4           $1,687.5
   Net investment income:
     General account assets............................................................          630.4              695.9
     Policyholder and reinsurer accounts...............................................             .9               18.4
     Venture capital income related to investment in
       AT&T Wireless Services, Inc.....................................................            -                  8.5
     Net realized investment gains.....................................................           21.5               30.5
   Fee revenue and other income........................................................           11.9               26.5
                                                                                              --------           --------

       Total revenues..................................................................        2,150.1            2,467.3
                                                                                              --------           --------

Benefits and expenses:
   Insurance policy benefits...........................................................        1,386.2            1,731.3
   Provision for losses................................................................            -                 31.1
   Interest expense (contractual interest of $194.8 for the six months
     ended June 30, 2003)..............................................................           52.2              147.1
   Amortization........................................................................          180.5              296.6
   Gain on extinguishment of debt......................................................           (2.8)               -
   Other operating costs and expenses..................................................          314.8              315.5
   Reorganization items................................................................            -                 32.5
                                                                                              --------           ---------

       Total benefits and expenses.....................................................        1,930.9            2,554.1
                                                                                              --------           --------

       Income (loss) before income taxes and discontinued operations...................          219.2              (86.8)

Income tax expense (benefit) on period income (loss)...................................           78.1              (31.2)
                                                                                              --------           --------

       Income (loss) before discontinued operations....................................          141.1              (55.6)

Discontinued operations, net of income taxes...........................................            -                 16.0
                                                                                              --------           --------

       Net income (loss)...............................................................          141.1              (39.6)

Preferred stock dividends..............................................................           46.6                -
                                                                                              --------           --------

       Net income (loss) applicable to common stock....................................       $   94.5           $  (39.6)
                                                                                              ========           ========


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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                        Successor
                                                                        ----------
                                                                        Six months
                                                                          ended
                                                                         June 30,
                                                                           2004
                                                                           ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding........................       113,582,000
                                                                       ===========

     Net income.................................................             $.83
                                                                             ====

   Diluted:
     Weighted average shares outstanding........................       123,790,000
                                                                       ===========

     Net income.................................................             $.81
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

                         CONSECO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other  Retained
                                                                   Preferred  and additional     comprehensive    earnings
                                                          Total      stock    paid-in capital    income (loss)    (deficit)
                                                          -----      -----    ---------------    -------------     -------

Successor balance, January 1, 2004...................   $ 2,817.6     $ 887.5      $1,642.9          $  218.7     $    68.5

   Comprehensive loss, net of tax:
     Net income......................................       141.1         -             -                 -           141.1
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of nil)...............................      (407.6)        -             -              (407.6)          -
                                                        ---------

         Total comprehensive loss....................      (266.5)

     Issuance of shares for stock options and
       for employee benefit plans....................         7.7         -             7.7               -             -
     Issuance of mandatorily convertible
       preferred stock, net..........................       667.8       667.8           -                 -             -
     Redemption of cumulative convertible
       exchangeable preferred stock..................      (928.9)     (928.9)          -                 -             -
     Issuance of common stock, net...................       882.2         -           882.2               -             -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................        41.4        41.4           -                 -             -
     Dividends on preferred stock....................       (46.6)        -             -                 -          (46.6)
                                                        ---------     -------      --------         --------     ---------

Successor balance, June 30, 2004.....................   $ 3,174.7     $ 667.8      $2,532.8         $ (188.9)    $   163.0
                                                        =========     =======      ========         ========     =========

Predecessor balance, January 1, 2003.................   $(2,050.4)    $ 501.7      $3,497.0         $  580.6     $(6,629.7)

   Comprehensive income, net of tax:
     Net loss........................................       (39.6)        -             -                -           (39.6)
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $26.2).............................       562.8         -             -              562.8           -
                                                        ---------

         Total comprehensive income..................       523.2

   Change in shares for stock options and for
     employee benefit plans..........................          .4         -              .4              -             -
                                                        ---------     -------      --------         --------     ---------

Predecessor balance, June 30, 2003...................   $(1,526.8)    $ 501.7      $3,497.4         $1,143.4     $(6,669.3)
                                                        =========     =======      ========         ========     =========








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                              Successor        Predecessor
                                                                                              ----------       -----------
                                                                                              Six months       Six months
                                                                                                ended             ended
                                                                                               June 30,         June 30,
                                                                                                 2004             2003
                                                                                                 ----             ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $ 1,288.5          $ 1,431.2
   Net investment income.................................................................        715.8              714.7
   Fee revenue and other income..........................................................         11.9               26.5
   Insurance policy benefits.............................................................     (1,021.5)          (1,130.9)
   Interest expense......................................................................        (49.7)               -
   Policy acquisition costs..............................................................       (174.4)            (227.1)
   Reorganization items..................................................................          -                (10.9)
   Other operating costs.................................................................       (317.6)            (335.5)
   Taxes.................................................................................          9.2               76.3
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        462.2              544.3
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      5,740.1            4,286.2
   Maturities and redemptions of investments.............................................      1,103.7            1,198.0
   Purchases of investments..............................................................     (7,782.8)          (5,326.2)
   Change in restricted cash.............................................................         19.0               14.9
   Other.................................................................................          (.3)             (35.9)
                                                                                             ---------          ---------

     Net cash provided (used) by investing activities ...................................       (920.3)             137.0
                                                                                             ---------          ---------

Cash flows from financing activities:
   Issuance of notes payable, net........................................................        790.0                -
   Issuance of preferred stock, net......................................................        667.8                -
   Issuance of common stock, net.........................................................        882.2                -
   Payments on notes payable.............................................................     (1,300.0)               -
   Redemption of preferred stock.........................................................       (928.9)               -
   Amounts received for deposit products.................................................        782.1              994.9
   Withdrawals from deposit products.....................................................       (956.5)          (1,446.3)
   Investment borrowings.................................................................        161.4              (84.2)
   Other.................................................................................         (3.6)               -
                                                                                             ---------          ---------

       Net cash provided (used) by financing activities..................................         94.5             (535.6)
                                                                                             ---------          ---------

       Net increase (decrease) in cash and cash equivalents..............................       (363.6)             145.7

Cash and cash equivalents, beginning of period...........................................      1,228.7            1,217.6
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   865.1          $ 1,363.3
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

     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it was paid during the Chapter 11 cases. The Company recognized expenses associated with the Chapter 11 cases for fees payable to professionals to assist with the Chapter 11 cases totaling $14.4 million and $32.5 million in the three and six months ended June 30, 2003, respectively.

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

     The balance sheet at December 31, 2003, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Although the goodwill balance will not be subject to amortization, it will be reduced by future use of the Company's net deferred income tax assets (including the tax operating loss carryforwards) existing at August 31, 2003 (such balance was reduced by $79.1 million and $189.4 million in the six months ended June 30, 2004 and the four months ended December 31, 2003, respectively). A valuation allowance has been provided for the remaining balance of such net deferred income tax assets due to the uncertainties regarding their realization. See the note entitled "Income Taxes" for further discussion.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Changes in the carrying amount of goodwill are as follows (dollars in millions):

                                                                         Successor
                                                                        ----------
                                                                        Six months
                                                                           ended
                                                                         June 30,
                                                                           2004
                                                                           ----
Goodwill balance, beginning of period..................................  $ 952.2
Recognition of tax valuation reserve established at the
     Effective Date....................................................    (79.1)
                                                                         -------

Goodwill balance, end of period........................................  $ 873.1
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

     At August 31, 2003, we established trading security accounts which are designed to act as a hedge for embedded derivatives related to: (i) our equity-indexed annuity products; and (ii) certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes the investments backing the market strategies of our multibucket annuity products. The change in market value of these securities is substantially offset by the change in insurance policy benefits for these products. All of our trading securities totaled $899.8 million at June 30, 2004. The change in the market value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts).

     During the six months ended June 30, 2004, the market value of our actively managed investment portfolio decreased by $459.6 million consistent with the increase in the general level of interest rates during the period. The change in unrealized appreciation (depreciation) (net of applicable income taxes, adjustments to the value of policies inforce at the Effective Date and the cost of policies produced) on these investments is recognized in other comprehensive income (loss). The applicable income tax benefit related to the unrealized depreciation of investments during the six months ended June 30, 2004 was offset by an increase to the deferred income tax valuation reserve recognized in other comprehensive income (loss), as we believe the realization of these benefits is uncertain.

     Accumulated other comprehensive income (loss) is primarily comprised of unrealized appreciation (depreciation) on actively managed fixed maturity investments. These amounts, included in shareholders' equity as of June 30, 2004, and December 31, 2003, were as follows (dollars in millions):

                                                                                                  Successor
                                                                                         ----------------------------
                                                                                         June 30,        December 31,
                                                                                           2004              2003
                                                                                           ----              ----
Net unrealized appreciation (depreciation) on investments.............................    $ (84.4)         $ 375.2
Adjustments to value of policies inforce at the Effective Date........................       18.3            (33.5)
Adjustment to cost of policies produced...............................................         .2              -
Deferred income tax liability.........................................................     (123.0)          (123.0)
                                                                                          -------          -------

     Accumulated other comprehensive income (loss)....................................    $(188.9)         $ 218.7
                                                                                          =======          =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     VENTURE CAPITAL INVESTMENT IN AT&T WIRELESS SERVICES, INC.

     Prior to its sale in December 2003, our venture capital investment in AT&T Wireless Services, Inc. ("AWE") was carried at fair value, with changes in such value recognized as investment income (loss). In the three and six months ended June 30, 2003, we recognized venture capital investment income of $6.0 million and $8.5 million, respectively.

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

     In accordance with Statement of Financial Accounting Standards No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("SFAS 97"), we are required to amortize the value of policies inforce in relation to estimated gross profits for universal life-type products and investment-type products. SFAS 97 also requires that estimates of expected gross profits used as a basis for amortization be evaluated regularly, and that the total amortization recorded to date be adjusted by a charge or credit to the statement of operations, if actual experience or other evidence suggests that earlier estimates should be revised.

     During the second quarter of 2004, we evaluated certain amortization assumptions used to estimate gross profits for universal life-type products and investment-type products by comparing them to our actual experience. We made refinements to the previous assumptions related to investment income to match the actual experience and our estimates for future assumptions. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect the profits to emerge over time. These new assumptions resulted in a retroactive reduction to the amortization of the value of policies inforce at the Effective Date of $7.7 million in the second quarter of 2004.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                             Successor
                                                                                ------------------------------------
                                                                                 Three months             Six months
                                                                                    ended                   ended
                                                                                June 30, 2004          June 30, 2004
                                                                                -------------          -------------
                                                                                      (Dollars in millions and
                                                                                        shares in thousands)
Net income...............................................................           $ 68.3                  $141.1
Preferred stock dividends................................................            (23.7)                  (46.6)
                                                                                    ------                  ------

   Net income applicable to common stock
     for basic earnings per share........................................             44.6                    94.5

Effect of dilutive securities:
   Preferred stock dividends.............................................              5.3                     5.3
                                                                                    ------                  ------

   Net income applicable to common stock for diluted
     earnings per share..................................................           $ 49.9                  $ 99.8
                                                                                    ======                  ======

Shares:

   Weighted average shares outstanding
     for basic earnings per share........................................          127,048                  113,582

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock.....................           19,352                    9,676
     Stock options and employee benefit plans............................              592                      532
                                                                                   -------                  -------

   Weighted average shares outstanding for diluted
     earnings per share..................................................          146,992                  123,790
                                                                                   =======                  =======

     For the three and six months ended June 30, 2004, equivalent common shares of 35.3 million and 39.7 million, respectively, related to the assumed conversion of Class A convertible exchangeable preferred stock were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                           Three months      Three months     Six months       Six months
                                                              ended             ended          ended              ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Net income (loss), as reported ........................       $68.3            $(20.6)          $141.1           $(39.6)
Less stock-based employee compensation ..expense
     determined under the fair value based method
     for all awards, net of income taxes...............          .8               2.7              1.1              5.4
                                                              -----            ------           ------           ------

Pro forma net income (loss)............................       $67.5            $(23.3)          $140.0           $(45.0)
                                                              =====            ======           ======           ======

Earnings per share:
     Basic, as reported................................        $.35                               $.83
     Basic, pro forma..................................         .34                                .82

     Diluted, as reported..............................        $.34                               $.81
     Diluted, pro forma................................         .33                                .80

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Operating information regarding our segments was as follows (dollars in millions):

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities...................................    $   13.6           $   11.9       $   25.8          $   23.7
            Supplemental health.........................       293.9              284.2          586.3             569.2
            Life........................................        36.3               35.0           74.0              66.9
            Other.......................................         2.8                2.9            5.6               5.9
       Net investment income (a)........................       103.5               99.7          202.6             189.6
       Fee revenue and other income (a).................          .2                 .3             .5                .7
       Net realized investment gains (losses) (a).......          .4               (7.5)          11.4               3.8
                                                            --------           --------       --------          --------

                Total Bankers Life segment revenues.....       450.7              426.5          906.2             859.8
                                                            --------           --------       --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities...................................         5.6               17.9           11.0              44.8
            Supplemental health.........................       185.4              187.7          371.7             375.8
            Life........................................        94.5              111.9          198.3             233.7
            Other.......................................         4.2               14.6            8.7              31.8
       Net investment income (a)........................       158.9              247.0          347.0             436.9
       Fee revenue and other income (a).................         1.5                5.7            3.3              12.1
       Net realized investment gains (losses) (a).......        (5.1)              12.0           11.1              19.8
                                                            --------           --------       --------          --------

                Total Conseco Insurance Group
                    segment revenues....................       445.0              596.8          951.1           1,154.9
                                                            --------           --------       --------          --------

    Other Business in Run-Off:
       Insurance policy income - supplemental health....       100.7              147.8          204.0             335.7
       Net investment income (a)........................        40.9               37.3           81.2              74.8
       Fee revenue and other income (a).................          .2                 .2             .5                .4
       Net realized investment gains (losses) (a).......         (.9)               1.2            1.8               5.4
                                                            --------           --------       --------          --------

                Total Other Business in Run-Off
                    segment revenues....................       140.9              186.5          287.5             416.3
                                                            --------           --------       --------          --------

    Corporate:
       Net investment income (a)........................          .3                6.1             .5              13.0
       Venture capital income related to investment
          in AWE........................................         -                  6.0            -                 8.5
       Fee and other income (a).........................         2.6                6.7            7.6              13.3
       Net realized investment gains (losses) (a).......         -                  1.5           (2.8)              1.5
                                                            --------           --------       --------          --------

                Total corporate segment revenues........         2.9               20.3            5.3              36.3
                                                            --------           --------       --------          --------

                Total revenues..........................     1,039.5            1,230.1        2,150.1           2,467.3
                                                            --------           --------       --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                            Successor       Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -----------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended         ended              ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Expenses:
    Bankers Life:
       Insurance policy benefits........................      $308.2           $  301.4       $  614.7          $  589.8
       Amortization.....................................        43.6               41.2           89.3              84.8
       Interest expense on investment borrowings........          .7                1.6            1.1               2.8
       Other operating costs and expenses...............        44.1               31.9           79.6              65.8
                                                              ------           --------       --------          --------

            Total Bankers Life segment expenses.........       396.6              376.1          784.7             743.2
                                                              ------           --------       --------          --------

    Conseco Insurance Group:
       Insurance policy benefits........................       262.4              384.9          574.3             741.8
       Amortization.....................................        34.0               80.5           81.7             177.7
       Interest expense on investment borrowings........         1.2                1.9            2.1               3.4
       Other operating costs and expenses...............        81.9               84.8          158.2             162.9
                                                              ------           --------       --------          --------

            Total Conseco Insurance Group segment
              expenses..................................       379.5              552.1          816.3           1,085.8
                                                              ------           --------       --------          --------

    Other Business in Run-Off:
       Insurance policy benefits........................        95.9              186.3          197.2             399.7
       Amortization.....................................         4.7               16.9            9.5              34.1
       Interest expense on investment borrowings........          .1                 .2             .1                .2
       Other operating costs and expenses...............        25.5               26.7           48.4              54.1
                                                              ------           --------       --------          --------

            Total Other Business in Run-Off segment
               expenses.................................       126.2              230.1          255.2             488.1
                                                              ------           --------       --------          --------

    Corporate:
       Interest expense on corporate debt...............        21.1               69.8           48.9             140.7
       Provision for losses and interest expense related
          to stock purchase plan........................         -                 15.8            -                31.1
       Gain on extinguishment of debt...................        (2.8)               -             (2.8)              -
       Other operating costs and expenses...............        12.1               11.1           28.6              32.7
       Reorganization items.............................         -                 14.4            -                32.5
                                                              ------           --------       --------          --------

            Total corporate segment expenses............        30.4              111.1           74.7             237.0
                                                              ------           --------       --------          --------

            Total expenses..............................       932.7            1,269.4        1,930.9           2,554.1
                                                              ------           --------       --------          --------

    Income (loss) before income taxes and discontinued
       operations:
       Bankers Life.....................................        54.1               50.4          121.5             116.6
       Conseco Insurance Group..........................        65.5               44.7          134.8              69.1
       Other Business in Run-Off........................        14.7              (43.6)          32.3             (71.8)
       Corporate operations.............................       (27.5)             (90.8)         (69.4)           (200.7)
                                                              ------           --------       --------          --------

            Income (loss) before income taxes and
              discontinued operations...................      $106.8           $  (39.3)      $  219.2          $  (86.8)
                                                              ======           ========       ========          ========

-------------------

(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the "participation rate") over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder accounts). Option costs that are attributable to benefits provided were $23.2 million and $41.5 million in the first six months of 2004 and 2003, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $28.0 million and $59.9 million in the first six months of 2004 and 2003, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $63.2 million and $119.6 million at June 30, 2004 and December 31, 2003, respectively. We classify these instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $207.9 million and $214.7 million at June 30, 2004 and December 31, 2003, respectively. We have transferred a specified block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative which is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2004, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. We have determined that certain of our reinsurance payable balances contain embedded derivatives. Such derivatives had an estimated fair value of $19.0 million and $27.2 million at June 30, 2004 and December 31, 2003, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

In addition, we hold loans to participants for interest on the loans which exceed $230 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the credit worthiness of the participants. At June 30, 2004, we have estimated that approximately $51.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

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

     In accordance with the terms of the Company's former Chief Executive Officer's employment agreement, Bankers Life and Casualty Company, a wholly-owned subsidiary of the Company, is the guarantor of the former executive's nonqualified supplemental retirement benefit. The liability for such benefit at June 30, 2004 and December 31, 2003 was $16.0 million and $15.6 million, respectively, and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $133.5 million and $149.9 million in the first six months of 2004 and 2003, respectively. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $158.0 million and $137.3 million in the first six months of 2004 and 2003, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $35.8 million and $46.2 million in the first six months of 2004 and 2003, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense (benefit) are as follows (dollars in millions):

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended          ended             ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
    Current tax provision (benefit).....................       $ 1.2             $(16.6)         $ 3.0            $(31.2)
    Deferred tax provision..............................        37.3                -             75.1               -
                                                               -----             ------          -----            ------

       Income tax expense (benefit) on period income....       $38.5             $(16.6)         $78.1            $(31.2)
                                                               =====             ======          =====            ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                            Successor        Predecessor
                                                                                            ----------       -----------
                                                                                            Six months       Six months
                                                                                              ended            ended
                                                                                             June 30,         June 30,
                                                                                               2004             2003
                                                                                               ----             ----
U.S. statutory corporate rate........................................................          35.0%            (35.0)%
Income tax credits...................................................................           -                (2.2)
Other nondeductible expenses.........................................................            .5                .9
State taxes..........................................................................            .1                .4
                                                                                               ----             -----

         Effective tax rate..........................................................          35.6%            (35.9)%
                                                                                               ====             =====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                                     Successor
                                                                                            ----------------------------
                                                                                            June 30,         December 31,
                                                                                              2004               2003
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to worthless investment in Conseco Finance Corp...........     $ 1,183.0          $ 1,183.0
       Other..........................................................................          52.4               84.2
    Capital loss carryforwards........................................................         419.8              411.2
    Deductible temporary differences:
       Insurance liabilities..........................................................       1,678.3            1,688.0
       Unrealized depreciation of investments.........................................          23.7                -
       Reserve for loss on loan guarantees............................................         217.2              217.2
                                                                                           ---------          ---------

         Gross deferred tax assets....................................................       3,574.4            3,583.6
                                                                                           ---------          ---------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................         (73.1)             (80.9)
       Cost of policies purchased and cost of policies produced.......................        (736.2)            (716.3)
       Unrealized appreciation of investments.........................................           -               (123.0)
       Other..........................................................................        (335.4)            (301.3)
                                                                                           ---------          ---------

         Gross deferred tax liabilities...............................................      (1,144.7)          (1,221.5)
                                                                                           ---------          ---------

       Valuation allowance............................................................      (2,429.7)          (2,362.1)
                                                                                           ---------          ---------

         Net deferred tax assets......................................................           -                  -

Current income taxes prepaid..........................................................          12.5               24.6
                                                                                           ---------          ---------

Net income tax assets.................................................................     $    12.5          $    24.6
                                                                                           =========          =========

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

The net deferred tax assets totaled $2.4 billion at June 30, 2004. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. As of June 30, 2004, we continue to believe that the realization of our net deferred income tax asset is uncertain and that a valuation allowance is required for our entire balance of net deferred income tax assets. We reached this conclusion after considering the losses realized by the Company in recent years, the uncertainties related to the tax treatment for the worthlessness of our investment in Conseco Finance Corp. ("CFC"), (which is more fully discussed below), and the likelihood of future taxable income and capital gains exclusive of reversing temporary differences and carryforwards.

     During the six months ended June 30, 2004, we increased the net deferred income tax assets related to the unrealized appreciation (depreciation) of investments by $146.7 million for the tax benefit on the decrease in market value of the investment portfolio. We also increased the deferred income tax valuation allowance to offset the increase to net deferred income tax assets, as we believe the realization of this benefit is uncertain. These changes are recognized through other comprehensive income (loss).

     The reduction of any portion of our deferred income tax valuation allowance (including the capital loss carryforwards and net operating loss carryforwards) existing as of August 31, 2003, will be accounted for as a reduction of goodwill when utilized pursuant to SOP 90-7. If goodwill is eliminated, any additional reduction of the valuation allowance existing at August 31, 2003 will be accounted for as a reduction of other intangible assets until exhausted and thereafter as an addition to paid-in-capital. During the six months ended June 30, 2004, we reduced our tax valuation reserve (with corresponding reductions to goodwill) by: (i) $75.1 million related to income taxes on current period income; and (ii) $4.0 million primarily related to a recovery of an amount related to our bankruptcy which reduced our net deferred tax assets.

     As of June 30, 2004, we had $3.5 billion of net operating loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of CFC discussed below), which expire as follows: $3.3 million in 2005; $.2 million in 2006; $5.8 million in 2007; $6.6 million in 2008; $10.5 million in 2009; $4.2 million in 2010; $2.5 million in 2011; $13.2 million in 2012; $5.6 million in 2013; $24.4 million in 2016; $41.5 million in 2017;
$3,399.5 million in 2018; $.7 million in 2019; $5.5 million in 2020; $1.0 million in 2022; and $5.2 million in 2024. At June 30, 2004, Conseco had $1.2 billion of capital loss carryforwards. These carryforwards will expire as follows: $2.7 million in 2005; $5.5 million in 2006; $484.4 million in 2007; $682.2 million in 2008; and $24.7 million in 2009. The timing and manner in which we will utilize the net operating loss carryforwards and capital loss carryforwards in any year or in total may be limited by various provisions of the Internal Revenue Code (the "Code") (and interpretation thereof) and our ability to generate sufficient future taxable income in the relevant carryforward period.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

     Notes payable representing direct corporate obligations of the Company at June 30, 2004 and December 31, 2003, were as follows (dollars in millions):

                                                                                                      Successor
                                                                                             ----------------------------
                                                                                             June 30,         December 31,
                                                                                               2004               2003
                                                                                               ----               ----
$800.0 million secured credit agreement ("Credit Facility").............................       $800.0            $    -
$1.3 billion credit agreement ("Previous Credit Facility")..............................         -                1,300.0
Unamortized issuance costs..............................................................        (10.0)                -
                                                                                               ------            --------

     Direct corporate obligations.......................................................       $790.0            $1,300.0
                                                                                               ======            ========

     In the second quarter of 2004, our Previous Credit Facility was repaid as follows: (i) $620.0 million from the proceeds from our issuance of common and preferred stock as further discussed in the note entitled "Changes in Common Stock and Preferred Stock"; (ii) $674.3 million from amounts borrowed under our Credit Facility; as further described below; and (iii) a $5.7 million required prepayment pursuant to a provision in the Previous Credit Facility. The repayment of the Previous Credit Facility resulted in a gain from the extinguishment of debt totaling $2.8 million. The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     In January 2004, our Previous Credit Facility was amended to remove requirements that our insurance subsidiaries maintain minimum A.M. Best Company ("A.M. Best") financial strength ratings. In March 2004, the Previous Credit Facility was further amended to change the definition of a financial ratio we were required to maintain. The change was made to clarify how the ratio was calculated. The definition in the amended facility was consistent with calculations used to determine the original covenant levels. The fees incurred to obtain these amendments totaled $3.6 million which was amortized as interest expense until the Previous Credit Facility was repaid in full.

     On June 22, 2004, we entered into the Credit Facility with a principal balance of $800.0 million. The Credit Facility is a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

under the Previous Credit Facility; (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes.

     We are required to make quarterly principal payments of $2.0 million commencing on September 30, 2004, and continuing until March 31, 2010. The remaining balance of $754.0 million is due on June 22, 2010. The borrowings bear interest, payable at least quarterly, based on either a eurodollar rate or a base rate. The eurodollar rate is equal to LIBOR plus 4 percent. The base rate is equal to: (i) the greater of: (a) the Federal funds rate plus .50 percent; or
(b) Bank of America's prime rate; plus (ii) 3 percent. If the Company's senior secured long-term debt is rated at least B2 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook, the margins on the eurodollar rate or the base rate would each be reduced by .5 percent. On June 30, 2004, the interest rate on our Credit Facility was 5.28 percent.

     Pursuant to the Credit Facility, as long as the interest coverage ratio (as defined in the Credit Facility) is less than 4.0:1.0, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flow as defined in the Credit Facility. The Company may make optional prepayments at any time in minimum amounts of $3.0 million. In the event that the Company refinances or otherwise repays in full the outstanding principal balance of the Credit Facility prior to June 22, 2005, we are subject to a one percent prepayment fee on the then outstanding principal amount of the Credit Facility.

     The Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt-to-total capitalization ratio of not more than 25 percent at all times (such ratio was 19 percent at June 30, 2004); (ii) an interest coverage ratio greater than or equal to 1.85:1.0 for the quarter ending September 30, 2004, 2.00:1.0 for each rolling four quarters ending (or, if less, the number of full quarters commencing after June 22, 2004) during the period October 1, 2004 through June 30, 2007, and 2.50:1.0 for the four quarters ending September 30, 2007 and for each rolling four quarters thereafter; (iii) EBITDA, as defined in the Credit Facility, greater than or equal to $600.0 million for the three quarters ended June 30, 2004, $725.0 million for each rolling four quarters ending during the period July 1, 2004 through December 31, 2005, $775.0 million for each rolling four quarters ending during the period January 1, 2006 through December 31, 2006, and $825.0 million for each rolling four quarters thereafter (such amount was greater than $760 million for the three quarters ended June 30, 2004); (iv) an aggregate risk-based capital ratio, as defined in the Credit Facility, greater than or equal to 240 percent for each quarter ending during the period from June 30, 2004 through March 31, 2005, 245 percent for each quarter ending during the period June 30, 2005 through March 31, 2006, and 250 percent for each quarter ending thereafter (such ratio was 315 percent at June 30, 2004); (v) a combined statutory capital and surplus level, as defined in the Credit Facility of greater than $1,270.0 million (combined statutory capital and surplus at June 30, 2004 exceeded such requirement); and (vi) specified investment portfolio requirements (such investment portfolio requirements were met at June 30, 2004).

     The Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on the Company's common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Credit Facility). The obligations under our Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas.

     CHANGES IN COMMON STOCK AND PREFERRED STOCK

     In the second quarter of 2004, we completed the public offerings, including underwriter over-allotments, of 50.6 million shares of our common stock at an offering price of $18.25 per share and 27.6 million shares of our 5.5 percent Class B mandatorily convertible preferred stock (the "Preferred Stock") at an offering price of $25 per share. Proceeds from the offerings, net of issuance costs of $63.4 million, totaled $1,550.1 million. Such proceeds were used as follows:

     o $928.9 million to redeem all outstanding shares of our class A preferred stock.

     o $620.7 million to repay indebtedness under our Previous Credit Facility, including accrued interest of $.7 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     o $.5 million for general corporate purposes.

     The Preferred Stock has a par value of $.01 per share and a liquidation preference of $25 per share. Dividends are payable in cash at a rate of 5.5 percent of the liquidation preference per share, payable quarterly on February 15, May 15, August 15 and November 15.

     The Preferred Stock is mandatorily convertible into common stock of Conseco on May 15, 2007. The conversion rate for each share of Preferred Stock will range from 1.1228 and 1.3699 shares of Conseco common stock depending on the applicable market value of our common stock, as defined in the certificate of designations, on the mandatory conversion date. At any time prior to May 15, 2007, the holders of the Preferred Stock may convert such shares at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. If at any time prior to May 15, 2007, the closing price of our common stock exceeds 150 percent of the threshold appreciation price of $22.27, subject to adjustment under certain circumstances, for a certain period of time, the Company, at its option, may elect to convert all outstanding Preferred Stock at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. In addition, if the Company elects such conversion, it must pay the holders of the Preferred Stock, in cash, an amount equal to the present value of all remaining unpaid dividend payments on the Preferred Stock through and including May 15, 2007.

     If the Company is involved in a merger prior to May 15, 2007, in which at least 30 percent of the consideration for our common stock consists of cash or cash equivalents, then the holders of the Preferred Stock have the right to convert their shares into shares of our common stock at the conversion rate in effect immediately prior to such merger.

     Holders of the Preferred Stock are only entitled to voting rights in limited circumstances as further described in the certificate of designations.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2004, the Emerging Issues Task Force reached a final consensus on Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"), which will be effective for the Company in the quarter ended September 30, 2004. EITF 03-01 provides additional guidance on determining whether an impairment of an investment is other-than-temporary. EITF 03-01 also includes guidance on accounting for an investment subsequent to an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is currently evaluating the impact of EITF 03-01. We believe the implementation of this guidance will not significantly change our procedures for evaluating impairments.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The FASB issued Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") in May 2003. SFAS 150 establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. For example, mandatorily redeemable preferred stock is required to be classified as a liability pursuant to SFAS 150. SFAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning with the third quarter of 2003. Effective July 1, 2003, Old Conseco's Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, or TOPrS, with an aggregate carrying value of $1,921.5 million, were reclassified to liabilities pursuant to the provisions of SFAS 150. The Company-obligated mandatorily redeemable preferred securities of subsidiary trusts were not outstanding after the Effective Date. We reviewed the guidance of SFAS 150 in determining that the Class B mandatorily convertible preferred stock issued in the second quarter of 2004 is properly classified as a component of shareholders' equity.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance company disclosure and accounting matters including the appropriate accounting for: (i) separate accounts; (ii) additional interest (for example, persistency bonus) accruing to the investment contract holder; (iii) the liability for contracts where the amounts assessed against the contract holder each period are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years; (iv) potential benefits to annuity holders in addition to their account balance; (v) sales inducements to contract holders; and (vi) other provisions. The Company sold most of its separate account business in 2002. Accordingly, the new guidance related to separate accounts will have no impact on the Company's consolidated financial position, results of operations or cash flows. As a result of our adoption of fresh start accounting, we were required to revalue our insurance product liabilities and record them at their estimated fair market value. In calculating the value of the liabilities for insurance and asset accumulation products, we followed the guidance of SOP 03-01. We have changed the way we classify the costs related to sales inducements in accordance with the new guidance. However, such change was not material. Our reserve for persistency bonus benefits was $320.3 million at June 30, 2004.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which requires expanded disclosures for and, in some cases, consolidation of significant investments in variable interest entities ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, a company is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46 defines primary beneficiary as the party which will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual returns, or both.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     During 2002, we recognized estimated losses related to the ultimate sale and disposition of the aforementioned discontinued businesses, including estimated costs to sell and costs related to the resolution of contingencies. During the six months ended June 30, 2003, we reduced the accrual for such estimated costs by $16.0 million (after income taxes of $.7 million). We recorded the reduction of such accrual as income from discontinued operations.

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

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuit was stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date of the Plan is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel on March 30, 2004. Plaintiffs filed a reply brief on June 21, 2004. Our reply brief is due August 23, 2004. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC, related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell
E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310 MF 1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1482 LJM-WTL (Southern District, Indiana); Conseco Services v. Adams, et al, Case No. 29DO2- 0312-CC-1035(Circuit Court, Hamilton County, Indiana); Conseco v. Adams, et al, Case No. 03A 04545, (Bankr. Northern District, Illinois) Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Superior Court, Hamilton County, Indiana); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-356 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana); and Conseco v. Dick, Case No. 04L 002811 (Circuit Court, Cook County, Illinois). David Decatur filed for bankruptcy on May 12, 2004. The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We are required to use the balance of any net proceeds recovered in connection with these lawsuits to pay down our Credit Facility. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services, LLC and certain of our current and former officers (Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. On March 22, 2004, plaintiffs filed an amended complaint (which made our motion to dismiss moot) and added additional former officers as named defendants and dismissed Conseco, Inc. as a party. We filed a motion to dismiss the amended complaint on June 1, 2004. Plaintiffs replied on July 19, 2004. On July 30, 2004, the Russell matter was dismissed. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company, filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana)). On March 15, 2004, RLI filed an amended complaint adding Conseco Services, LLC as an additional defendant. On May 24, 2004, we answered the complaint. On July 28, 2004, we filed a motion to stay the RLI matter until Russell is resolved. We believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against our Predecessor, Conseco Services, LLC and two former officers in the Circuit Court of Boone County, Indiana (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our Predecessor's common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. Conseco Services, LLC filed its Motion for Summary Judgment on June 25, 2004. Trial against

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Conseco Services, LLC and the other individual co-defendants has been scheduled for September 13, 2004. The ultimate outcome cannot be predicted with certainty.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. In March 2004, the remaining plaintiff filed a motion to substitute plaintiff, to which Philadelphia Life has objected. We expect the court to set a trial date during the June 2005 trial term. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

     The Company's subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have recently been named in multiple purported class actions and individual lawsuits alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. This change was the adjustment of a non-guaranteed element, which was not in the applicable policy form. The specific lawsuits include:
David Barton v. Conseco Life Insurance Company, Case No. 04-20048-CIV-MORENO (Southern District, Florida); Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Donald King, as Trustee of the Irrevocable Trust of Arnold L. King v. Conseco Life Insurance Company, Case No. 1: 04CV0163 (Northern District, Ohio); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark F. Peters Insurance Services, Inc. Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case No. 04 CV 125 LAB (BLM) (Superior Court, San Diego County, California); Alene Mangelson et al. v. Conseco Life Insurance Company, Case No. 29D02-0312-PL-1034 (Superior Court, Hamilton County, Indiana); Edward M. Medvene, an Individual, and Sherwin Samuels and Miles Rubin, as Trustees of the Edward Medvene 2984 Insurance Trust v. Conseco Life Insurance Company, Case No. CV04-846-AHM (MCX) (Central District, California); Edwin Jacob "Jake" Garn, on Behalf of Himself and All Others Similarly Situated v. Conseco Life Insurance Company, Case No. 1:04-CV-0514SEB-VSS (Southern District, Indiana); Steven Rose, on Behalf of Himself and All Others Similarly Situated, and on Behalf of the General Public for the State of California vs. Conseco Life Insurance Company, Case No. GIC 827178 (Southern District, California); Murray Gomer, Murray Gomer Irrevocable Trust, individually, and on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Company and formerly known as Massachusetts General Life Insurance Company, Case No. CV04-1409-SJO (RNDX) (Central District, California); James S. Farley and Judy B. Farley, individually and on behalf of all others similarly situated, and on behalf of the general public vs. Conseco Life Insurance Company, Case No. C-041563 ED (Northern District, California); H. Lee Druckman, Druckman, Trust, individually and on behalf of class of all others similarly situated, and on behalf of general public v. Conseco Life Insurance Company, Case No. CV04-3031-DT-VBKX (Central District of California); and Myron L. Glucksman and Dr. Ronald Einhorn as trustee of the Jonathan Alexander Irrevocable Trust, on behalf of themselves and all others similarly situated v. Conseco Life Insurance Company, Case No. 04C-3039 (Northern District of Illinois); Jack Alfonso, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 04-21373 CIV-MARTINEZ, (Southern District, Florida); Herbert Bobman and Mark Benjamin v. Conseco Life Insurance Company, Case No. 2:CV04-5849 FMC (Central District, California); Marvin Barenblat and Janette Ryan, on Behalf of Themselves and All Others Similarly Situated v. Conseco Life Insurance Company an Indiana Corporation, and Does 1 to 100, Case No. SA04CA0617, (Western District, Texas). On June 23, 2004, the Judicial Panel on Multidistrict Litigation issued a Transfer Order consolidating and transferring the Barton, King and Medvene cases into the case now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation (Central District, California) Cause No. MDL 1610. On July 19, 2004, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order also consolidating and transferring the Farley, Rose, Alfonso, Glucksman, Garn and Clark cases into In Re Conseco Life Insurance Co. Cost of Insurance Litigation (Central District, California) Cause No. MDL 1610. The Company expects all Federal cases to eventually be consolidated in the same manner. The Company is also in the process of attempting to have the various state court cases consolidated for discovery purposes. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' motion to remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. In November 2003, Conseco Life filed motions for summary judgment in the Garrard and Weaver matters. No ruling has been made on these motions. In November 2003, Conseco Life again removed the Cascio matter to U.S. District Court. In April 2004, the Cascio matter was remanded to state court. Conseco Life awaits the court's ruling on plaintiffs' motion to remand in the Allen matter. In Bailey the parties have agreed to a settlement. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                            Successor          Predecessor
                                                                                            ----------         -----------
                                                                                            Six months         Six months
                                                                                              ended              ended
                                                                                             June 30,           June 30,
                                                                                               2004               2003
                                                                                               ----               ----
Cash flows from operating activities:
   Net income (loss)....................................................................     $ 141.1            $ (39.6)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for losses.............................................................         -                 31.1
       Amortization and depreciation....................................................       197.6              316.0
       Income taxes.....................................................................        87.3               45.8
       Insurance liabilities............................................................       139.8              284.5
       Accrual and amortization of investment income....................................       112.5               43.9
       Deferral of policy acquisition costs.............................................      (174.4)            (227.1)
       Reorganization items.............................................................         -                 21.6
       Net realized investment gains....................................................       (21.5)             (30.5)
       Discontinued operations..........................................................         -                (16.7)
       Gain on extinguishment of debt...................................................        (2.8)               -
       Other............................................................................       (17.4)             115.3
                                                                                             -------            -------

         Net cash provided by operating activities......................................     $ 462.2            $ 544.3
                                                                                             =======            =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee
       benefit plans....................................................................       $ 7.7               $.4
     Issuance of convertible exchangeable preferred shares..............................        41.4                -

     At June 30, 2004, restricted cash consisted of $12.9 million held in trust for the payment of bankruptcy-related professional fees.

     INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46 as described in the note entitled "Recently Issued Accounting Standards".

     In December 1998, Old Conseco formed three investment trusts which invested in various fixed maturity, limited partnership and other types of investments. The initial capital structure of each of the trusts consisted of: (i) principal-protected senior notes; (ii) subordinated junior notes; and (iii) equity. The senior principal-protected notes were collateralized by zero coupon treasury notes with par values and maturities matching the par values and maturities of the principal-protected senior notes. Conseco's life insurance subsidiaries owned 100 percent of the senior principal-protected notes. Certain of Conseco's non-life insurance subsidiaries owned all of the subordinated junior notes, which had a preferred return equal to the total return on the trusts' assets in excess of principal and interest on the senior notes. The equity of the trusts was owned by unrelated third parties.

     The three investment trusts were VIEs under FIN 46 because the trusts' equity represented significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all expected residual returns. Based on our 100 percent ownership of the subordinated junior notes, we were the primary beneficiary of the investment trusts. All three trusts were consolidated in our financial statements at December 31, 2003. The

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

carrying value of the total invested assets in the three trusts was approximately $228 million at December 31, 2003, which also represented Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts had no obligations or debt to outside parties. During the fourth quarter of 2003, the trusts began liquidating their portfolios, a process that was completed in the first quarter of 2004. The investments held by the trusts were reflected in our investments in the consolidated balance sheet at December 31, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at June 30, 2004, and the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements, within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of this Item 2 provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o the potential adverse impact of our Predecessor's Chapter 11 petition on our business operations, and relationships with our customers, employees, regulators, distributors and agents;

     o our ability to operate our business under the restrictions imposed by our Credit Facility or future credit facilities;

     o our ability to improve the financial strength ratings of our insurance company subsidiaries and the impact of prior rating downgrades on our business;

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

     o our ability to achieve anticipated expense reductions and levels of operational efficiencies;

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

     We have commenced litigation against certain of our former officers and directors in connection with our efforts to collect amounts outstanding under our Predecessor's director and officer loan programs.

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

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products view ratings as an important factor in determining which insurer's products to market or purchase. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The lowered ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2002 and 2003. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives in an effort to retain them. These events have had a negative effect on our ability to market our products and attract and retain agents, which in turn negatively affected our financial results. Such financial strength ratings were upgraded in the second quarter of 2004, for our primary insurance subsidiaries, other than Conseco Senior Health Insurance Company ("Conseco Senior"). The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P and Moody's are "B++ (Very Good)," "BB+" and "Ba2," respectively, except that the current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)," "CCC" and "Caa1," respectively. A "B++" rating from A.M. Best is the fifth highest of sixteen possible ratings, and a "B" rating from A.M. Best is the seventh highest of sixteen possible ratings. A "BB+" rating from S&P is the eleventh highest of twenty-one possible ratings, and a "CCC" rating from S&P is the eighteenth highest of twenty-one possible ratings. A "Ba2" rating from Moody's is the twelfth highest of twenty-one possible ratings, and a "Caa1" rating from Moody's is the seventeenth highest of twenty-one possible ratings. Most of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

     Our Plan contemplated that our insurance subsidiaries would achieve an "A" category rating from A.M. Best approximately by the end of 2004. We believe the following past and expected future accomplishments will warrant an upgrade to an "A" category rating from A.M. Best: (i) the improved capital position of our insurance subsidiaries; (ii) our lower debt to capital ratio following the completion of the offerings referred to in the notes to our consolidated financial statements included in this Form 10-Q entitled "Changes in Common Stock and Preferred Stock"; (iii) our current expectation of future financial results; and (iv) the results of various other initiatives. However, the decision to upgrade is a subjective one that will be made if and when A.M. Best believes it is warranted. If we fail to achieve and maintain an "A" category rating from A.M. Best, sales of our insurance products could fall further, we may face further defections among our independent and career sales force, and existing policyholders may redeem or allow their policies to lapse, adversely affecting our financial results, which in turn could lead to further downgrades.

     If our financial performance or business prospects deteriorate, and we experience a downgrade in our current ratings, our product sales would likely decline significantly, we would likely experience substantial defections among our independent and career sales force, and our existing policyholders would likely redeem or allow their policies to lapse at higher rates. In addition, events that may cause the ratings agencies to downgrade our financial strength ratings may also cause us to be in breach of covenants under our Credit Facility, which would entitle our lenders to accelerate these borrowings. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we may not have such liquidity in

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

the future or we may not be able to borrow money from other lenders to enable us to refinance these loans. If we are unable to repay or refinance these loans, we may be forced to seek bankruptcy protection again.

     Our ability to meet our obligations may be constrained by our subsidiaries' ability to distribute cash to us.

     Conseco, Inc. and CDOC, Inc., our wholly owned subsidiary and a guarantor under the Credit Facility, are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of Conseco or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to Conseco and CDOC, which, in turn, would limit the ability of Conseco and CDOC to meet debt service requirements and satisfy other financial obligations.

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

     Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Prior to their release on November 19, 2003, we were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, limited the ability of our insurance subsidiaries to pay dividends. The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries would have been able to pay to us in each of the last two fiscal years without obtaining specific approval from state insurance regulators, assuming that the Texas consent orders released in November 2003 had not been in effect (dollars in millions):

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

     We continue to have significant indebtedness after our emergence from bankruptcy. As of June 30, 2004, we had $800.0 million of indebtedness under our Credit Facility. The following table sets forth the aggregate amount of our debt payment obligations, including estimated interest, for each of the next five years (dollars in millions):

                                                          Six months
                                                             ended
                                                         December 31,
                                                             2004      2005      2006     2007    2008      Total
                                                             ----      ----      ----     ----    ----      -----

     Scheduled principal payments..........................  $ 4.0     $ 8.0     $ 8.0    $ 8.0   $ 8.0    $ 36.0
     Projected interest payments ..........................   21.6      42.5      42.0     41.6    41.2     188.9
                                                             -----     -----     -----    -----   -----    ------

         Total debt service................................  $25.6     $50.5     $50.0    $49.6   $49.2    $224.9
                                                             =====     =====     =====    =====   =====    ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     As of June 30, 2004, our debt to total capital ratio was 20 percent. This ratio is higher than the ratio of some of our competitors.

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

Moreover, if we are unable to meet our repayment obligations, our lenders are entitled to accelerate their loans, and we may be forced to seek bankruptcy protection again.

     S&P and Moody's have assigned ratings on our senior secured debt of "BB- (Marginal)" and "B3 (Poor)", respectively. In S&P's view, an obligation rated "BB-" is less vulnerable to nonpayment than other speculative issues, but the obligor currently has the capacity to meet its commitment on the obligation. S&P has a total of twenty-two separate categories in which to rate senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)". A "BB-" rating is the thirteenth highest rating. In Moody's view, an obligation rated "B" generally lacks characteristics of a desirable investment, and any assurance of interest or principal payments or of maintenance of other terms of the contract over any long period of time may be small. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)". A "B" rating is the sixteenth highest rating. Our Moody's senior secured debt rating remains on review for possible upgrade. Our current senior debt ratings may restrict our access to capital, and therefore our ability to refinance our Credit Facility.

     If we fail to meet or maintain various covenants and financial ratios under our Credit Facility, our lenders are entitled to accelerate the repayment of these loans; if the loans are accelerated and we do not have sufficient liquidity to repay them, we may be forced to seek bankruptcy protection again.

     Our Credit Facility imposes a number of covenants and financial ratios that we must meet or maintain. For example, we must:

     o have earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, of greater than or equal to $600.0 million for the three quarters ended June 30, 2004, $725.0 million for each rolling four quarters ending during the period July 1, 2004 through December 31, 2005, $775.0 million for each rolling four quarters ending during the period January 1, 2006 through December 31, 2006, and $825.0 million for each rolling four quarters thereafter. This amount was greater than $760 million for the three quarters ended June 30, 2004;

     o have a debt to total capitalization ratio, as defined in the Credit Facility, of not more than 25 percent at all times. At June 30, 2004, our debt to total capitalization ratio was 19 percent;

     o have an interest coverage ratio of greater than or equal to 1.85:1.0 for the quarter ending September 30, 2004, 2.00:1.0 for each rolling four quarters ending (or, if less, the number of full quarters commencing after June 22, 2004) during the period October 1, 2004 through June 30, 2007, and 2.50:1.0 for the four quarters ending September 30, 2007 and for each rolling four quarters thereafter.

     Although we believe we are on track to meet and/or maintain these covenants and financial ratios, our ability to do so may be affected by events outside of our control. If we default under these requirements, the lenders could declare all

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

outstanding borrowings immediately due and payable, the aggregate amount of which was $800.0 million as of June 30, 2004. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we may not have sufficient liquidity in the future and may not be able to borrow money from other lenders to enable us to refinance these loans. Accordingly, if we default under these requirements and the loans are accelerated, we may be forced to seek bankruptcy protection again.

     Our operating flexibility is limited in significant respects by the restrictive covenants in our Credit Facility.

     Our Credit Facility imposes restrictions on us that could increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability to:

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

     o    repurchase stock;

     o    make investments; and

     o    make capital expenditures.

     Our ability to engage in these types of transactions is generally limited by the terms of our Credit Facility, even if we believe that a specific transaction would contribute to our future growth, operating results or profitability. If we are able to enter into these types of transactions under the terms of our Credit Facility, or if we obtain a waiver from our lenders with respect to any specific transaction, that transaction may cause our indebtedness to increase, may not result in the benefits we anticipate or may cause us to incur greater costs or suffer greater disruptions in our business than we anticipate, and could therefore negatively impact our business and operating results.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The loss ratio for our long-term care products included in the other business in run-off segment has increased in recent periods and was 104 percent during the six months ended June 30, 2004. We will have to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected. During 2002 and 2003, we filed for and received approval on rate increases totaling $44 million and $37 million, respectively, relating to this long-term care business that had approximately $400 million of collected premiums.

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

     On home health care policies issued in some areas of Florida and other states, payments for the benefit of policyholders have exceeded the premiums we receive by a significant amount. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, that affects approximately 11,000 home health care policies issued in Florida by Conseco Senior and its predecessor companies. The order provides for Conseco Senior to offer the following three alternatives to holders of these policies:

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

On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting 4,500 home health care policies which are obligations of one of our other insurance subsidiaries, Washington National Insurance Company ("Washington National"). The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies issued in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     We are also aggressively seeking rate increases on other long-term care policies in our other business in run-off segment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Our Bankers Life segment has offered long-term care insurance since 1985. Bankers Life's claim experience on its long-term care blocks has generally been within its pricing expectations. Recently, however, the lapses on these policies have been lower than our expectations which has resulted in higher than expected loss ratios. Our acquired blocks of long-term care insurance included in the other business in run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of the business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have requested and received approval for numerous premium rate increases in recent years on these blocks. Even with the various rate increases, these blocks experienced loss ratios of 104 percent in the six months ended June 30, 2004, 103 percent in the four months ended December 31, 2003, 170 percent in the eight months ended August 31, 2003, 139 percent in 2002 and 96 percent in 2001. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on assumptions made by our actuaries. For our life insurance business, our limit of risk retention for each policy is generally $.8 million or less because amounts above $.8 million are ceded to reinsurers. For our health insurance business, we establish an active life reserve plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, as well as a reserve for the present value of amounts on claims not yet due. For our long-term care insurance business, we establish reserves based on the assumptions and estimates of factors: (i) established at the fresh-start date for business inforce at that time; or (ii) that we consider when we set premium rates for business written after that date. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses which have exceeded our expectations as a result of actual claim costs and persistency of our long-term care business included in the other business in run-off segment. For example, we increased claim reserves by $130 million during 2002 and $85 million during the eight months ended August 31, 2003 as a result of adverse developments and changes in our estimates of ultimate claims for these products. Our financial performance depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and it could result in a default under our Credit Facility.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

     For example, policyholder redemptions of annuity and, to a lesser extent, life products increased following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of insurance intangibles to write off the balance associated with the redeemed policies. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002. Such additional amortization was not significant in 2003 and the first half of 2004.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     o Our actively managed fixed maturity investments are subject to a deterioration in the ability of the issuer to make timely repayment of the securities. This risk is significantly greater with respect to below-investment grade securities, which comprised 3.3 percent of our actively managed fixed maturity investments as of June 30, 2004. We have sustained substantial credit-related investment losses in recent periods when a number of large, highly leveraged issuers experienced significant financial difficulties resulting in our recognition of other-than-temporary impairments. For example, we have recognized other-than-temporary declines in value of several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $13.9 million in the six months ended June 30, 2004; $9.6 million in the four months ended December 31, 2003; $51.3 million in the eight months ended August 31, 2003; $556.8 million in 2002; and $361.7 million in 2001.

     In order to reduce our exposure to similar credit losses, we have taken a number of specific steps, including:

     o reducing the percentage of below-investment grade fixed maturity investments from 5.9 percent at December 31, 2001 to 3.3 percent at June 30, 2004;

     o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer risks; and

     o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     Our structured security investments, which comprised 28 percent of our actively managed fixed maturity investments at June 30, 2004, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. To the extent that structured security investments prepay faster than the expected rate of repayment, refinancing or default on the assets underlying the securities, such investments, which have a cost basis in excess of par, may be redeemed at par, thus resulting in a loss.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We have been operating under heightened scrutiny from state insurance regulators. For example, our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, on behalf of itself and its subsidiaries, entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002, which were formally released on November 19, 2003. These consent orders applied to all of our insurance subsidiaries and, among other requirements, restricted the ability of our insurance subsidiaries to pay any dividends or other amounts to the holding companies without prior approval. Notwithstanding the release of these consent orders, we have agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent, and to provide information periodically concerning our financial performance and condition. As noted above, state laws generally provide

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

     Our insurance subsidiaries are also subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover potentially weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2003 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within our other business in run-off segment, the risk-based capital ratio of Conseco Senior, which issued most of the long-term care business in our other business in run-off segment, is near the level which would require it to submit a comprehensive plan aimed at improving its capital position.

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

     Insurance companies historically have been subject to substantial litigation resulting from claims, disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies typically face policyholder suits and class action suits. The class action and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments focus on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, are also involved in various governmental and administrative proceedings and investigations. Our subsidiary, Philadelphia Life Insurance Company, which is now known as Conseco Life Insurance Company, is a defendant in a purported nationwide class action lawsuits alleging fraudulent sales practices and seeking unspecified damages in Florida federal court. Four lawsuits are pending in Mississippi against Conseco Life Insurance Company alleging similar claims. Our former subsidiary, Manhattan National Life Insurance Company, is a defendant in a purported nationwide class action lawsuit alleging fraud by non-disclosure of additional charges for policyholders wishing to pay premiums on other than an annual basis and seeking unspecified damages in New Mexico state court. Four of our subsidiaries have also been named in purported nationwide class action lawsuits seeking unspecified damages in Colorado state court alleging claims similar to those alleged in the New Mexico suit naming Manhattan National Life Insurance Company. Conseco Life Insurance Company has been named as a defendant in multiple recently filed purported class actions and individual cases alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. The ultimate outcome of these lawsuits, however, cannot be predicted with certainty, and although we do not presently believe that any of these lawsuits, individually, are material, they could, in the aggregate, have a material adverse effect on our financial condition. Because our insurance subsidiaries were not part of our bankruptcy proceedings, the bankruptcy proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Our principal competitors vary by product line. Our main competitors for agent sold long-term care insurance products include Genworth Financial, John Hancock Financial Services, Lincoln Benefit Life, MetLife and Unum Provident. Our main competitors for agent sold Medicare supplement insurance products include Mutual of Omaha, Blue Cross and Blue Shield of Florida, Physicians Mutual and Standard Life and Accident.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover policyholder benefits. While we currently expect to fund our capital needs for the next several years from our operations, if those prove to be insufficient we may need to raise additional funds through future financings and, if we are unable to raise additional funds, we may need to curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

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


                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------

Earnings (losses) before taxes:
    Bankers Life (a)...................................       $ 54.1            $ 50.4          $121.5          $ 116.6
    Conseco Insurance Group (b)........................         65.5              44.7           134.8             69.1
    Other Business in Run-off (c)......................         14.7             (43.6)           32.3            (71.8)
    Corporate operations (d)...........................        (27.5)            (90.8)          (69.4)          (200.7)
                                                              ------            ------          ------          -------

    Income (loss) before income taxes and
       discontinued operations.........................       $106.8            $(39.3)         $219.2          $ (86.8)
                                                              ======            ======          ======          =======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

----------------
(a) The earnings before taxes of the Bankers Life segment included realized gains (losses), net of related amortization, of $.4 million and $(6.7) million for the three months ended June 30, 2004 and 2003, respectively; and $11.4 million and $3.6 million for the six months ended June 30, 2004 and 2003, respectively.

(b) The earnings before taxes of the Conseco Insurance Group segment included realized gains (losses), net of related amortization, of $(3.1) million and $11.8 million for the three months ended June 30, 2004 and 2003, respectively; and $5.7 million and $19.9 million for the six months ended June 30, 2004 and 2003, respectively.

(c) The earnings (losses) before taxes of the Other Business in Run-off segment included realized gains (losses), net of related amortization, of $(.9) million and $1.2 million for the three months ended June 30, 2004 and 2003, respectively; and $1.8 million and $5.4 million for the six months ended June 30, 2004 and 2003, respectively.

(d) The losses before taxes in our Corporate operations segment included realized gains (losses) of nil and $1.5 million for the three months ended June 30, 2004 and 2003, respectively; $(2.8) million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively; and venture capital income of $6.0 million and $8.5 million for the three and six months ended June 30, 2003, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions)

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   ------------     -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------

Premiums and asset accumulation product collections:
     Annuities........................................      $  230.4          $  289.0        $  407.7         $  549.0
     Supplemental health..............................         293.2             289.5           596.3            568.0
     Life.............................................          41.1              38.3            84.1             72.4
                                                            --------          --------        --------         --------

       Total premium collections......................      $  564.7          $  616.8        $1,088.1         $1,189.4
                                                            ========          ========        ========         ========

Average liabilities for insurance products:
       Annuities:
         Mortality based..............................      $  358.4          $  286.8        $  356.8         $  284.5
         Equity-linked................................         271.4             262.2           269.1            265.2
         Deposit based................................       3,406.5           2,863.1         3,347.1          2,753.8
       Health.........................................       2,773.6           1,917.8         2,742.8          1,891.6
       Life:
         Interest sensitive...........................         331.8             325.3           331.4            322.5
         Non-interest sensitive.......................         752.1             652.3           753.8            651.8
                                                            --------          --------        --------         --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.........      $7,893.8          $6,307.5        $7,801.0         $6,169.4
                                                            ========          ========        ========         ========

Revenues:
     Insurance policy income..........................      $  346.6          $  334.0        $  691.7         $  665.7
     Net investment income:
       General account invested assets................         103.8              93.3           201.7            186.5
       Equity-indexed products based on the change
         in value of the S&P 500 Call Options.........           (.3)              6.4              .9              3.1
       Trading account income related to policyholder
         and reinsurer accounts.......................         (12.8)              -              (6.9)             -
       Change in value of embedded derivatives
         related to modified coinsurance agreements...          12.8               -               6.9              -
     Net realized investment gains (losses)...........            .4              (7.5)           11.4              3.8
     Fee revenue and other income.....................            .2                .3              .5               .7
                                                            --------          --------        --------         --------

         Total revenues...............................         450.7             426.5           906.2            859.8
                                                            --------          --------        --------         --------

Expenses:
     Insurance policy benefits........................         270.8             253.5           539.3            514.6
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below.......          35.7              33.7            71.9             65.3
       Equity-indexed products based on
         S&P 500 Index................................           1.7              14.2             3.5              9.9
     Amortization expense.............................          43.6              41.2            89.3             84.8
     Interest expense on investment borrowings........            .7               1.6             1.1              2.8
     Other operating costs and expenses...............          44.1              31.9            79.6             65.8
                                                            --------          --------        --------         --------

         Total benefits and expenses..................         396.6             376.1           784.7            743.2
                                                            --------          --------        --------         --------

Income before income taxes and
   discontinued operations............................      $   54.1          $   50.4        $  121.5         $  116.6
                                                            ========          ========        ========         ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Health loss ratios:
     All health lines:
       Insurance policy benefits........................       $231.2          $210.9            $456.1          $431.0
       Loss ratio (a)...................................       77.92%          73.46%            77.05%          74.94%

     Medicare Supplement:
       Insurance policy benefits........................       $111.2          $104.9            $217.2          $219.8
       Loss ratio (a)...................................       69.04%          66.01%            67.30%          68.56%

     Long-Term Care:
       Insurance policy benefits........................       $118.4          $102.3            $235.0          $205.1
       Loss ratio (a)...................................       89.12%          81.66%            89.19%          82.48%
       Interest-adjusted loss ratio (b).................       62.39%          64.80%            62.62%          65.84%

     Other:
       Insurance policy benefits........................         $1.6            $3.7              $3.9            $6.1
       Loss ratio (a)...................................       56.35%         126.95%            68.20%         103.81%

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

     Total premium collections were $564.7 million in the second quarter of 2004, down 8.4 percent from 2003 and were $1,088.1 million in the first six months of 2004, down 8.5 percent from 2003. Bankers Life's annuity premium collections in 2003 were positively impacted by sales inducements provided to purchasers of our annuities and sales incentives to our career agents. These programs ended at various times during the second quarter of 2003. See "-- Premium and Asset Accumulation Product Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $7.9 billion in the second quarter of 2004, up 25 percent from 2003. Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $7.8 billion in the first six months of 2004, up 26 percent from 2003. The increase in such liabilities is primarily due to: (i) the adoption of fresh start accounting and its effects on the reserves for our health insurance; and (ii) increases in annuity reserves resulting from increased sales of these products in the Bankers Life segment. As discussed above under "-- Total premium collections", annuity premium collections in our Bankers Life segment were positively impacted during the first half of 2003 by sales inducements and incentives.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $103.8 million in the second quarter of 2004, up 11 percent from 2003, and was $201.7 million in the first six

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

months of 2004, up 8.2 percent from 2003. The average balance of general account invested assets was $7.5 billion and $6.7 billion in the second quarters of 2004 and 2003, respectively. The yield on these assets was 5.5 percent and 5.6 percent in the second quarters of 2004 and 2003, respectively. The average balance of general account invested assets was $7.4 billion and $6.5 billion in the first six months of 2004 and 2003, respectively. The yield on these assets was 5.5 percent and 5.7 percent in the first six months of 2004 and 2003, respectively. Net investment income on general account invested assets in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Bankers Life's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $1.7 million and $3.1 million in the second quarters of 2004 and 2003, respectively and $3.6 million and $6.2 million in the first six months of 2004 and 2003, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $1.4 million and $9.5 million in the second quarters of 2004 and 2003, respectively and $4.5 million and $9.3 million in the first six months of 2004 and 2003, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Net realized investment gains (losses) fluctuate from period to period. During the six months ended June 30, 2004, net realized investment gains in our Bankers Life segment included: (i) $14.7 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $3.3 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first six months of 2003, the net realized investment gains included: (i) $15.6 million of net gains from the sales of investments (primarily fixed maturities), net of (ii) $11.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

     The loss ratio on Bankers Life's Medicare supplement products for the first six months of 2004 continues to be within our pricing targets. Losses increased slightly in the second quarter of 2004 compared to recent favorable experience. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. The loss ratio for the first six months of 2003 was higher than we expected. We experience quarterly fluctuations in this ratio from time to time.

     The net cash flows from our long-term care products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The loss ratio on this business has increased over the last year, consistent with the aging of this block. We have recently been experiencing lower than expected lapses on this business, which has also caused the loss ratio to increase. The interest-adjusted loss ratio for long-term care products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

the accumulated assets which back the insurance liabilities divided by (ii) policy income. The decrease in the interest-adjusted loss ratio for the 2004 periods, is primarily due to the adoption of fresh start accounting which increased the assets assigned to back the insurance liabilities on this block of business.

     The loss ratios on our other products fluctuate due to the smaller size of these blocks of business. The loss ratios on this business have generally been in line with our expectations.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $35.7 million in the second quarter of 2004, up 5.9 percent from 2003 and were $71.9 million in the first six months of 2004, up 10 percent from 2003. The increases are primarily due to increases in annuity reserves partially offset by the decrease in average crediting rates. The weighted average crediting rates for these products were 3.9 percent and 4.2 percent in the first six months of 2004 and 2003, respectively.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization expense includes amortization of the value of policies inforce at the Effective Date, cost of policies produced and the cost of policies purchased (such amortization is collectively referred to as "amortization of insurance intangibles"). Insurance intangibles are amortized: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products. Bankers Life's amortization expense in the 2004 periods is not comparable to the 2003 periods due to the application of fresh start accounting effective August 31, 2003. Amortization expense was $46.8 million in the fourth quarter of 2003, $45.7 million in the first quarter of 2004 and $43.6 million in the second quarter of 2004. Such amounts are in line with our expectations given the related premium revenue and gross profits for the periods.

     The amount that we amortize is also dependent on investment gains and losses realized. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance intangibles in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance intangibles of $(.8) million and $.2 million in the three and six months ended June 30, 2003. There was no such amortization in the 2004 periods.

     Interest expense on investment borrowings fluctuates along with our investment borrowing activities and the interest rates thereon. Average investment borrowings in our Bankers Life segment were $164.4 million and $295.9 million during the first six months of 2004 and 2003, respectively. The weighted average interest rates on such borrowings were 1.4 percent and 1.9 percent during the first six months of 2004 and 2003, respectively.

     Other operating costs and expenses in our Bankers Life segment increased in the 2004 periods due to higher sales and agent related costs and a decrease in deferrable acquisition expenses.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions)

                                                            Successor        Predecessor      Successor      Predecessor
                                                          -------------     -------------   -------------   -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------

Premiums and asset accumulation product collections:
     Annuities..........................................      $    15.9        $    24.7      $    29.3        $    62.5
     Supplemental health................................          181.8            200.5          372.7            397.0
     Life...............................................           90.2            101.0          192.0            206.9
                                                              ---------        ---------      ---------        ---------

       Collections on insurance products................      $   287.9        $   326.2      $   594.0        $   666.4
                                                              =========        =========      =========        =========

Average liabilities for insurance and asset accumulation:
     Annuities:
       Mortality based..................................      $   239.2        $   170.7      $   240.0        $   172.4
       Equity-linked....................................        1,505.5          1,500.4        1,522.0          1,541.8
       Deposit based....................................        3,824.1          4,200.2        3,867.7          4,331.2
       Separate accounts and investment trust liabilities          34.2            454.9           35.2            466.0
     Health.............................................        2,321.4          2,043.9        2,318.2          2,048.1
     Life:
       Interest sensitive...............................        3,278.9          3,443.9        3,298.6          3,450.6
       Non-interest sensitive...........................        1,445.3          1,495.3        1,450.5          1,496.3
                                                              ---------        ---------      ---------        ---------

         Total average liabilities for insurance and
           asset accumulation products, net of
           reinsurance ceded............................      $12,648.6        $13,309.3      $12,732.2        $13,506.4
                                                              =========        =========      =========        =========
Revenues:
   Insurance policy income..............................      $   289.7        $   332.1      $   589.7        $   686.1
   Net investment income:
     General account invested assets....................          173.5            211.9          347.0            421.6
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options................            (.4)            35.1            3.9             15.3
     Trading account income related to policyholder
       and reinsurer accounts...........................          (18.1)             -             (5.2)             -
     Change in value of embedded derivatives related
       to modified coinsurance agreements...............            3.9              -              1.3              -
   Net realized investment gains (losses)...............           (5.1)            12.0           11.1             19.8
   Fee revenue and other income.........................            1.5              5.7            3.3             12.1
                                                              ---------        ---------      ---------        ---------

       Total revenues...................................          445.0            596.8          951.1          1,154.9
                                                              ---------        ---------      ---------        ---------

Expenses:
   Insurance policy benefits............................          194.1            252.1          427.9            524.0
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life
       products other than those listed below...........           63.8             79.8          131.7            165.6
     Equity-indexed products based on S&P 500 Index.....            4.5             53.0           14.7             52.2
   Amortization expense.................................           34.0             80.5           81.7            177.7
   Interest expense on investment borrowings............            1.2              1.9            2.1              3.4
   Other operating costs and expenses...................           81.9             84.8          158.2            162.9
                                                              ---------        ---------      ---------        ---------

       Total benefits and expenses......................          379.5            552.1          816.3          1,085.8
                                                              ---------        ---------      ---------        ---------

Income before income taxes and discontinued
   operations...........................................      $    65.5        $    44.7      $   134.8        $    69.1
                                                              =========        =========      =========        =========


                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------

                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------

Health loss ratios:
     All health lines:
       Insurance policy benefits........................       $121.4           $143.9         $246.7            $280.8
       Loss ratio (a)...................................       64.02%           71.13%         64.87%            68.90%

     Medicare Supplement:
       Insurance policy benefits........................        $59.0            $63.2         $117.8            $128.4
       Loss ratio (a)...................................       62.87%           65.72%         61.97%            66.73%

     Specified Disease:
       Insurance policy benefits........................        $59.0            $71.2         $122.1            $134.9
       Loss ratio (a)...................................       64.35%           77.77%         67.22%            73.56%
       Interest-adjusted loss ratio (b).................       35.28%           48.34%         36.81%            44.36%

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

     Collections on insurance products were $287.9 million in the second quarter of 2004, down 12 percent from 2003 and were $594.0 million in the first six months of 2004, down 11 percent from 2003. Premium collections through the independent agents in our Conseco Insurance Group segment have been negatively impacted by the A.M. Best ratings downgrade to "B (Fair)"in August 2002 and our decision to de-emphasize the sale of certain products. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $12.6 billion in the second quarter of 2004, down 5.0 percent from 2003. Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $12.7 billion in the first six months of 2004, down 5.7 percent from 2003. The decrease in such liabilities is primarily due to the increase in policyholder redemptions and lapses. The liabilities for insurance and asset accumulation products in this segment were not significantly affected by the adoption of fresh start accounting.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $173.5 million in the second quarter of 2004, down 18 percent from 2003 and was $347.0 million in the first six months of 2004, down 18 percent from 2003. The average balance of general account invested assets was $12.5 billion and $14.0 billion in the second quarters of 2004 and 2003, respectively. The yield on these assets was 5.5 percent and 6.1 percent in the second quarters of 2004 and 2003, respectively. The average balance of general account invested assets was $12.6 billion and $13.9 billion in the first six months of 2004 and 2003, respectively. The yield on these assets was 5.5 percent and 6.1 percent in the first six months of 2004 and 2003, respectively. Net investment income on general account

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

invested assets in the 2004 periods is not comparable to the 2003 periods due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. Net investment income on general account invested assets in the fourth quarter of 2003 was $180.9 million and the yield on these investments was 5.7 percent. The decrease in income and yield from the fourth quarter of 2003 through the first six months of 2004 reflects: (i) the lower interest rate environment prevailing in periods subsequent to August 31, 2003; and (ii) the high level of prepayments experienced on fixed maturity investments (primarily mortgage-backed securities) which have a new cost basis in excess of par value. To the extent investments with a cost basis in excess of par value prepay faster than expected, a reduction in yield will occur due to the acceleration of premium amortization. In addition, the proceeds from investment maturities and prepayments were reinvested at the lower prevailing interest rates, further reducing the overall portfolio yield.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Conseco Insurance Group's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $9.4 million and $17.3 million in the second quarters of 2004 and 2003, respectively, and were $19.6 million and $35.3 million in the first six months of 2004 and 2003, respectively. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $9.0 million and $52.4 million in the second quarters of 2004 and 2003, respectively, and was $23.5 million and $50.6 million in the first six months of 2004 and 2003, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Net realized investment gains (losses) fluctuate from period to period. During the six months ended June 30, 2004, we recognized net realized investment gains in our Conseco Insurance Group segment which included: (i) $18.4 million of net gains from the sales of investments (primarily fixed maturities), net of
(ii) $7.3 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first six months of 2003, the net realized investment gains included: (i) $44.6 million of net gains from the sales of investments (primarily fixed maturities) net of; (ii) $24.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Fee revenue and other income in the 2003 periods primarily included income earned by a subsidiary (which was sold in September 2003) which earned fees for marketing insurance products of other companies.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

     The loss ratio on Conseco Insurance Group's Medicare supplement products in the first six months of 2004 was

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

impacted by rate increases. Such rate increases were implemented earlier in 2004 than in prior years, resulting in a lower loss ratio in the 2004 periods. In addition, the higher rates caused some policyholders to lapse their policies. The release of the policy benefit reserve related to the lapsed business also contributed to the lower loss ratio in the 2004 periods. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. Although the ratio in the first six months of 2004 is less than the required ratio, it exceeds 65 percent when measured over a longer period.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for specified disease products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. The loss ratio in this block of business is affected by the number of policies which surrender in a period. When policies surrender before reaching the specified age when the return of premium is payable, the reserve established for such benefit through the surrender date is released, resulting in lower insurance policy benefits for the period. The loss ratio for this block was 61.92 percent in the fourth quarter of 2003. The fluctuations in this loss ratio generally correspond to the lapse experience in each period: lapses were higher in the fourth quarter of 2003 and lower in both the first six months of 2003 and 2004. The effect of variances in lapse rates from our expectations are partially offset by the amortization of insurance intangibles.

     In the first quarter of 2004, the Conseco Insurance Group segment experienced higher than expected death claims. In the second quarter of 2004, our death claim experience returned to the level we generally expect.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $63.8 million in the second quarter of 2004, down 20 percent from 2003 and were $131.7 million in the first six months of 2004, down 20 percent from 2003. The decrease is primarily due to a smaller block of annuity business inforce and changes in the weighted average crediting rates. The weighted average crediting rates for these products were 3.8 percent and 4.4 percent in the first six months of 2004 and 2003, respectively.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization expense includes amortization of insurance intangibles. Conseco Insurance Group's amortization expense in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting effective August 31, 2003. Amortization expense was $54.5 million in the fourth quarter of 2003, $47.7 million in the first quarter of 2004, and $34.0 million in the second quarter of 2004.

     In accordance with SFAS 97, we are required to amortize the value of policies inforce in relation to estimated gross profits for universal life-type products and investment-type products. SFAS 97 also requires that estimates of expected gross profits used as a basis for amortization be evaluated regularly, and that the total amortization recorded to date be adjusted by a charge or credit to the statement of operations, if actual experience or other evidence suggests that earlier estimates should be revised. Accordingly, the amount of insurance intangibles on our universal life-type and investment-type products that we amortize is dependent on the profits realized during the period and our expectations of future profits.

     During the second quarter of 2004, we evaluated certain amortization assumptions used to estimate gross profits for universal life-type products and investment-type products by comparing them to our actual experience. We made refinements

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

to the previous assumptions related to investment income to match the actual experience and our estimates for future assumptions. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect the profits to emerge over time. These new assumptions resulted in a retroactive reduction to the amortization of insurance intangibles of $7.7 million in the second quarter of 2004.

     Amortization expense decreased in the first quarter of 2004 as a result of the higher than expected death claims. In addition, amortization expense is affected by the lapse experience on our insurance business. Amortization expense will generally increase when lapses exceed our assumptions and will decrease when lapses are lower than our assumptions.

     The amount that we amortize is also dependent on investment gains and losses realized. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance intangibles in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance intangibles of $(2.0) million and $.2 million in the second quarters of 2004 and 2003, respectively, and $5.4 million and $(.1) million in the first six months of 2004 and 2003, respectively.

     Interest expense on investment borrowings fluctuates along with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. Average investment borrowings were $327.0 million and $386.1 million during the first six months of 2004 and 2003, respectively. The weighted average interest rates on such borrowings were 1.3 percent and 1.7 percent during the first six months of 2004 and 2003, respectively.

     Other operating costs and expenses in the 2004 periods were generally comparable to the 2003 periods. However, the 2004 periods were slightly higher than our expectations due to higher consulting fees and litigation expenses.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off (dollars in millions)

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   ------------     -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------

Premiums and asset accumulation product collections:
     Long-term care....................................      $   92.1          $  100.5       $  190.7           $  197.4
     Major medical....................................           11.2              63.0           17.3              124.6
                                                             --------          --------       --------           --------

          Total premium collections....................      $  103.3          $  163.5       $  208.0           $  322.0
                                                             ========          ========       ========           ========

Average liabilities for other business in run-off:
     Long-term care....................................      $3,282.3          $1,962.9       $3,288.0           $1,943.1
     Major medical.....................................          75.6             120.7           80.4              124.8
                                                             --------          --------       --------           --------

          Total average liabilities for other business
           in run-off, net of reinsurance ceded........      $3,357.9          $2,083.6       $3,368.4           $2,067.9
                                                             ========          ========       ========           ========

Revenues:
     Insurance policy income...........................      $  100.7          $  147.8       $  204.0           $  335.7
     Net investment income on general account
       invested assets.................................          40.9              37.3           81.2               74.8
     Net realized investment gains (losses)............           (.9)              1.2            1.8                5.4
     Fee revenue and other income......................            .2                .2             .5                 .4
                                                             --------          --------       --------           --------

         Total revenues................................         140.9             186.5          287.5              416.3
                                                             --------          --------       --------           --------

Expenses:
     Insurance policy benefits.........................          95.9             186.3          197.2              399.7
     Amortization expense..............................           4.7              16.9            9.5               34.1
     Interest expense on investment borrowings.........            .1                .2             .1                 .2
     Other operating costs and expenses................          25.5              26.7           48.4               54.1
                                                             --------          --------       --------           --------

         Total benefits and expenses...................         126.2             230.1          255.2              488.1
                                                             --------          --------       --------           --------

         Income (loss) before income taxes and
           discontinued operations.....................      $   14.7          $  (43.6)      $   32.3           $  (71.8)
                                                             ========          ========       ========           ========

Health loss ratios:
       Insurance policy benefits.......................         $95.8            $186.3         $197.1             $399.7
       Loss ratio (a)..................................        95.19%           126.03%         96.65%            119.06%
       Interest-adjusted loss ratio (b)................        55.73%           101.91%         57.89%             98.06%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections in this segment were $103.3 million in the second quarter of 2004, down 37 percent from 2003 and were $208.0 million in the first six months of 2004, down 35 percent from 2003. We have ceased marketing the long-term care business included in this segment. Accordingly, collected premiums will decrease over time. Changes in long-term care premium collections are the result of policy lapses, partially offset by premium rate increases. We have ceased marketing and have not renewed our major medical business, which has resulted in the significant reduction in major medical collected premiums. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for other business in run-off, net of reinsurance ceded were $3.4 billion in the second quarter of 2004, up 61 percent from 2003. Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $3.4 billion in the first six months of 2004, up 63 percent from 2003. Liabilities for this block of long-term care business were significantly affected by the adoption of fresh start accounting. Refer to note 6, "Liabilities for Insurance and Asset Accumulation Products" to our consolidated financial statements included in Form 10-K for the year ended December 31, 2003 for additional information on the effect of fresh start accounting on our insurance liabilities.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets was $40.9 million in the second quarter of 2004, up 9.7 percent from 2003 and was $81.2 million in the first six months of 2004, up 8.6 percent from 2003. The average balance of general account invested assets was $3.0 billion and $2.5 billion in the second quarters of 2004 and 2003, respectively. The yield on these assets was 5.5 percent and 6.0 percent in the second quarters of 2004 and 2003, respectively. The average balance of general account invested assets was $3.0 billion and $2.5 billion in the first six months of 2004 and 2003, respectively. The yield on these assets was 5.5 percent and 6.1 percent in the first six months of 2004 and 2003, respectively. Net investment income on general account invested assets in the 2004 periods is not comparable to the 2003 periods due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. Net investment income on general account invested assets in the fourth quarter of 2003 was $41.8 million and the yield on these investments was 5.8 percent. The decrease in income and yield from the fourth quarter of 2003 through the first six months of 2004 reflects: (i) the lower interest rate environment prevailing in periods subsequent to August 31, 2003; and (ii) the high level of prepayments experienced on fixed maturity investments (primarily mortgage-backed securities) which have a new cost basis in excess of par value. To the extent investments with a cost basis in excess of par value prepay faster than expected, a reduction in yield will occur due to the acceleration of premium amortization. In addition, the proceeds from investment maturities and prepayments were reinvested at the lower prevailing interest rates, further reducing the overall portfolio yield.

     Net realized investment gains fluctuate from period to period. During the six months ended June 30, 2004, net realized investment gains in our Other Business in Run-off segment included: (i) $2.2 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $.4 million of write-downs of fixed maturity investments as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary. During the first six months of 2003, the net realized investment gains included: (i) $7.5 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $2.1 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to loss ratios in the blocks of long-term care business in this segment. Loss ratios are calculated by taking the product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

     This segment includes long-term care insurance inforce, substantially all of which was issued through independent agents by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid out on these products as the policies age, the paid claims have exceeded our expectations. We have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in the higher loss ratios. We have been aggressively seeking rate increases and pursuing other actions on certain of

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

these long-term care policies. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, that affects approximately 11,000 home health care policies issued in Florida by Conseco Senior and its Predecessor companies. The order provides for Conseco Senior to offer the following three alternatives to holders of these policies:

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

On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting 4,500 home health care policies which are obligations of Washington National. The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     The loss ratios for the 2004 periods reflect: (i) unfavorable claims experience on our long-term care products; partially offset by (ii) the elimination of $3.0 million in the second quarter of 2004 ($10.0 million in the first six months of 2004) of reserve redundancies related to our major medical policies. The decrease in the loss ratios as compared to the 2003 periods also reflects the adoption of fresh start accounting.

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

     Amortization expense includes amortization of insurance intangibles. The decrease in amortization expense in the 2004 periods reflects the adoption of fresh start accounting, and also reflects the relatively small amount of value of policies inforce associated with the business comprising this segment.

     Other operating costs and expenses were $25.5 million in the second quarter of 2004, down 4.5 percent from 2003. Such expenses decreased 11 percent in the first six months of 2004, to $48.4 million, as compared to the first six months of 2003. The decreases in expenses were due primarily to expense reductions in the major medical operations.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate (dollars in millions)

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Corporate operations:
    Interest expense on corporate debt.................       $(21.1)           $(69.8)          $(48.9)        $(140.7)
    Net investment income .............................           .3               6.1               .5            13.0
    Provision for losses and expense related to stock
      purchase plan....................................          -               (15.8)             -             (31.1)
    Venture capital income related to investment in
      AWE, net of related expenses.....................          -                 6.0              -               8.5
    Fee revenue and other income.......................          2.6               6.7              7.6            13.3
    Net realized investment gains (losses).............          -                 1.5             (2.8)            1.5
    Gain on extinguishment of debt.....................          2.8               -                2.8             -
    Other operating costs and expenses.................        (12.1)            (11.1)           (28.6)          (32.7)
    Reorganization items...............................          -               (14.4)             -             (32.5)
                                                              ------            ------           ------         -------

      Loss before income taxes.........................       $(27.5)           $(90.8)          $(69.4)        $(200.7)
                                                              ======            ======           ======         =======

     Interest expense on corporate debt in the 2004 periods includes interest expense on the Credit Facility and Previous Credit Facility, including a credit agreement charge of $3.8 million ($1.8 million of which was recognized in the second quarter of 2004). Interest expense in the 2003 periods reflected interest on notes payable of the Predecessor.

     Investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income. The Corporate segment held less invested assets in the 2004 periods, as compared to the same periods in 2003.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of our Predecessor's common stock. In the first six months of 2003, we established a provision of $31.1 million in connection with these guarantees and loans. We determined the reserve based upon the value of the collateral held by the banks. The outstanding principal balance on the bank loans was $481.3 million.

     In conjunction with the Plan, the $481.3 million principal amount of bank loans was transferred to the Company. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans which exceed $230 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the creditworthiness of the participants. At June 30, 2004, we have estimated that approximately $51.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Venture capital income (loss) related to our investment in AWE, a company in the wireless communication business. Our investment in AWE was carried at estimated fair value, with changes in fair value recognized as investment income
(loss). We sold all of our holdings in AWE during the fourth quarter of 2003.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. Fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

     Net realized investment losses often fluctuates from period to period. In the first six months of 2004, we recognized a writedown of $2.9 million due to an other-than-temporary decline in value.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Gain on extinguishment of debt of $2.8 million resulted from the repayment of our Previous Credit Facility as further described in the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations". The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. General corporate expenses in the three and six months ended June 30, 2004 included severance expense of $1.8 million and $6.8 million, respectively.

     Reorganization items in the 2003 periods included professional fees associated with our bankruptcy proceedings which were expensed as incurred in accordance with SOP 90-7.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July, 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004, the financial strength ratings of our primary insurance subsidiaries (with the exception of Conseco Senior) were upgraded by A.M. Best, S&P and Moody's. The current financial strength ratings of our primary insurance subsidiaries (with the exception of Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very
Good)", "BB+" and "Ba2", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. For a description of the ratings issued by these firms and additional information on our ratings, see " -- Liquidity for Insurance Operations." Many of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Total premiums and accumulation product collections were as follows:

Bankers Life (dollars in millions):

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Premiums collected:

   Annuities:
     Equity-indexed (first-year).......................        $  7.4            $  3.7      $   13.9          $    7.5
                                                               ------            ------      --------          --------

     Other fixed (first-year)..........................         223.0             283.6         392.8             538.8
     Other fixed (renewal).............................           -                 1.7           1.0               2.7
                                                               ------            ------      --------          --------
       Subtotal - other fixed annuities................         223.0             285.3         393.8             541.5
                                                               ------            ------      --------          --------

       Total annuities.................................         230.4             289.0         407.7             549.0
                                                               ------            ------      --------          --------

   Supplemental health:
     Medicare supplement (first-year)..................          17.3              14.4          34.1              28.1
     Medicare supplement (renewal).....................         138.4             144.8         289.0             287.1
                                                               ------            ------      --------          --------
       Subtotal - Medicare supplement..................         155.7             159.2         323.1             315.2
                                                               ------            ------      --------          --------
     Long-term care (first-year).......................          17.9              18.7          34.7              36.5
     Long-term care (renewal)..........................         116.4             108.2         232.1             209.6
                                                               ------            ------      --------          --------
       Subtotal - long-term care.......................         134.3             126.9         266.8             246.1
                                                               ------            ------      --------          --------
     Other health (first-year).........................            .2                .4            .5                .6
     Other health (renewal)............................           3.0               3.0           5.9               6.1
                                                               ------            ------      --------          --------
       Subtotal - other health.........................           3.2               3.4           6.4               6.7
                                                               ------            ------      --------          --------

       Total supplemental health.......................         293.2             289.5         596.3             568.0
                                                               ------            ------      --------          --------

   Life insurance:
     First-year........................................          12.9               8.8          23.8              16.8
     Renewal...........................................          28.2              29.5          60.3              55.6
                                                               ------            ------      --------          --------

       Total life insurance............................          41.1              38.3          84.1              72.4
                                                               ------            ------      --------          --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products........................................         278.7             329.6         499.8             628.3
     Total renewal premium collections on insurance
       products........................................         286.0             287.2         588.3             561.1
                                                               ------            ------      --------          --------

       Total collections on insurance products.........        $564.7            $616.8      $1,088.1          $1,189.4
                                                               ======            ======      ========          ========

     Annuities in the Bankers Life segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. In order to maintain our career agency distribution force during the parent company's Chapter 11 reorganization process, we provided certain sales inducements to purchasers of annuities and sales incentives to our career

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

agents. These programs ended at various times during the second quarter of 2003. Annuity collections from career agents decreased by 20 percent to $230.4 million in the second quarter of 2004 and by 26 percent to $407.7 million in the first six months of 2004, as compared to the same periods in 2003. Annuity premium collections in 2003 were favorably impacted by the sales inducements and incentives discussed above. In addition, in the first half of 2003, the minimum guaranteed crediting rates on certain of our annuity products were very attractive. We subsequently introduced new annuity products which have lower minimum guaranteed crediting rates. As a result of the elimination of the sales inducements and incentives and the lower minimum guaranteed crediting rates, sales of fixed rate annuity products have declined.

     Supplemental health products in the Bankers Life segment include Medicare supplement, long-term care and other insurance products distributed through our career agency force. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment decreased by 2.2 percent to $155.7 million in the second quarter of 2004 and increased by 2.5 percent to $323.1 million in the first six months of 2004, as compared to the same periods in 2003.

     Premiums collected on Bankers Life's long-term care policies increased by
5.8 percent to $134.3 million in the second quarter of 2004 and by 8.4 percent to $266.8 million in the first six months of 2004, as compared to the same periods in 2003. Sales of first-year long-term care policies through our career agents were comparable to the same period in 2003.

     Other health products include various other health insurance products which we have not been actively marketing. First-year premiums collected in the second quarter and in the first six months of 2004 were comparable to the same periods in 2003.

     Life products in our Bankers Life segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased by 7.3 percent to $41.1 million in the second quarter of 2004 and by 16 percent to $84.1 million in the first six months of 2004, as compared to the same periods in 2003. Collected premiums have been impacted by increases in new sales.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group  (dollars in millions)

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended         ended              ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Premiums collected:

   Annuities:
     Equity-indexed (first-year).......................        $  6.4            $ 12.1       $ 12.2               $ 31.5
     Equity-indexed (renewal)..........................           5.1               3.8          7.2                  6.4
                                                               ------            ------       ------               ------
       Subtotal - equity-indexed annuities.............          11.5              15.9         19.4                 37.9
                                                               ------            ------       ------               ------
     Other fixed (first-year)..........................           2.6               2.8          3.2                 12.9
     Other fixed (renewal).............................           1.8               6.0          6.7                 11.7
                                                               ------            ------       ------               ------
       Subtotal - other fixed annuities................           4.4               8.8          9.9                 24.6
                                                               ------            ------       ------               ------

       Total annuities.................................          15.9              24.7         29.3                 62.5
                                                               ------            ------       ------               ------

   Supplemental health:
     Medicare supplement (first-year)..................           5.9              14.5         13.5                 28.1
     Medicare supplement (renewal).....................          81.3              79.5        167.8                156.6
                                                               ------            ------       ------               ------
       Subtotal - Medicare supplement..................          87.2              94.0        181.3                184.7
                                                               ------            ------       ------               ------
     Specified disease (first-year)....................           8.5               8.6         16.7                 17.1
     Specified disease (renewal).......................          82.4              83.3        166.0                165.8
                                                               ------            ------       ------               ------
       Subtotal - specified disease....................          90.9              91.9        182.7                182.9
                                                               ------            ------       ------               ------
     Other health (first-year).........................            .1               1.8           .1                  3.6
     Other health (renewal)............................           3.6              12.8          8.6                 25.8
                                                               ------            ------       ------               ------
       Subtotal - other health.........................           3.7              14.6          8.7                 29.4
                                                               ------            ------       ------               ------

       Total supplemental health.......................         181.8             200.5        372.7                397.0
                                                               ------            ------       ------               ------

   Life insurance:
     First-year........................................           4.9               7.8         10.6                 16.6
     Renewal...........................................          85.3              93.2        181.4                190.3
                                                               ------            ------       ------               ------

       Total life insurance............................          90.2             101.0        192.0                206.9
                                                               ------            ------       ------               ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products.......................................           28.4              47.6         56.3                109.8
     Total renewal premium collections on insurance
       products........................................         259.5             278.6        537.7                556.6
                                                               ------            ------       ------               ------

       Total collections on insurance products.........        $287.9            $326.2       $594.0               $666.4
                                                               ======            ======       ======               ======

     Annuities in our Conseco Insurance Group segment include equity-indexed annuities and other fixed annuities sold through professional independent producers. Many professional independent producers discontinued marketing our annuity products after A.M. Best lowered our financial strength ratings. Accordingly, we took actions to reduce our expenses related to marketing these products through this distribution channel, and began to focus instead on the sale of products that were less ratings sensitive. Total annuity collected premiums in this segment decreased by 36 percent to $15.9 million in the second quarter of 2004 and by 53 percent to $29.3 million in the first six months of 2004, as compared to the same periods in 2003.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product decreased by 28 percent to $11.5 million in the first quarter of 2004 and by 49 percent to $19.4 million in the first six months of 2004, as compared to the same periods in 2003. The decrease can be attributed to the general stock market performance in recent periods which has made other investment products more attractive to certain customers.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 50 percent to $4.4 million in the second quarter of 2004 and decreased by 60 percent to $9.9 million in the first six months of 2004, as compared to the same periods in 2003. The decrease can be attributed to our emphasis on the sales of other products that are less ratings sensitive.

     Supplemental health products in our Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased by 7.2 percent to $87.2 million in the second quarter of 2004 and by 1.8 percent to $181.3 million in the first six months of 2004, as compared to the same periods in 2003. New Medicare supplement sales have been affected by increases in premium rates.

     Premiums collected on specified disease products in the second quarter and the first six months of 2004 were comparable to the same periods in 2003.

     Other health products include disability income, dental and various other health insurance products. We no longer actively market many of these products. Premiums collected decreased by 75 percent to $3.7 million in the second quarter of 2004 and by 70 percent to $8.7 million in the first six months of 2004, as compared to the same periods in 2003.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased by 11 percent to $90.2 million in the second quarter of 2004 and by 7.2 percent to $192.0 million in the first six months of 2004, as compared to the same periods in 2003. Our A.M. Best rating has negatively affected our sales of life products. We stopped actively marketing many of our life insurance products sold through the professional independent producer channel in the second quarter of 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off  (dollars in millions)

                                                            Successor        Predecessor      Successor       Predecessor
                                                          -------------     -------------   -------------    -------------
                                                          Three months      Three months     Six months       Six months
                                                              ended             ended           ended            ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                          -------------     -------------   -------------    -------------
Premiums collected:

   Long-term care:
     First-year........................................        $  -               $  1.3      $   .2               $  2.7
     Renewal...........................................          92.1               99.2       190.5                194.7
                                                               ------             ------      ------               ------
       Subtotal - long-term care.......................          92.1              100.5       190.7                197.4
                                                               ------             ------      ------               ------

   Major medical:
     Group (first-year)................................           -                   .1         -                     .3
     Group (renewal)...................................          10.4               62.6        15.5                123.5
                                                               ------             ------      ------               ------
       Subtotal - group major medical..................          10.4               62.7        15.5                123.8
                                                               ------             ------      ------               ------

     Individual (first-year)...........................           -                  -           -                    -
     Individual (renewal)..............................            .8                 .3         1.8                   .8
                                                               ------             ------      ------               ------
       Subtotal - individual major medical.............            .8                 .3         1.8                   .8
                                                               ------             ------      ------               ------

       Total major medical.............................          11.2               63.0        17.3                124.6
                                                               ------             ------      ------               ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products........................................           -                  1.4          .2                  3.0
     Total renewal premium collections on insurance
       products........................................         103.3              162.1       207.8                319.0
                                                               ------             ------      ------               ------

       Total collections on insurance products.........        $103.3             $163.5      $208.0               $322.0
                                                               ======             ======      ======               ======

     As described elsewhere, the Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and
(ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased by 8.4 percent to $92.1 million in the second quarter of 2004 and by 3.4 percent to $190.7 million in the first six months of 2004, as compared to the same periods in 2003. Most of the long-term care premiums in this segment relate to business written by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "-- Other Business in Run-Off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Group major medical premiums decreased by 83 percent to $10.4 million in the second quarter of 2004 and by 87 percent to $15.5 million in the first six months of 2004, as compared to the same periods in 2003. We no longer actively market new sales of group products. In early 2002, we decided to stop renewing all inforce small group business and discontinued new sales.

     Individual major medical premiums collected are not significant. In the second half of 2001, we stopped renewing a large portion of our major medical lines of business. In early 2002, we decided to stop renewing all inforce individual major medical business and discontinued new sales.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2004 and December 31, 2003, primarily reflect: (i) the issuance of common stock and preferred stock and the use of proceeds from such offerings, as further described in the note to the consolidated financial statements entitled "Changes in Common Stock and Preferred Stock"; (ii) the refinancing of our Previous Credit Facility, as further described in the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations"; (iii) our net income for the six months ended June 30, 2004; and (iv) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2004, and December 31, 2003, we increased (decreased) the carrying value of such investments by $(84.4) million and $375.2 million, respectively, as a result of this fair value adjustment.

     Our capital structure as of June 30, 2004, and December 31, 2003, was as follows (dollars in millions):

                                                                                      Successor
                                                                             -----------------------------
                                                                              June 30,       December 31,
                                                                                2004             2003
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  790.0         $1,300.0

    Shareholders' equity:
       Preferred stock.....................................................      667.8            887.5
       Common stock........................................................        1.5              1.0
       Additional paid-in-capital..........................................    2,531.3          1,641.9
       Accumulated other comprehensive income (loss).......................     (188.9)           218.7
       Retained earnings...................................................      163.0             68.5
                                                                              --------         --------

          Total shareholders' equity.......................................    3,174.7          2,817.6
                                                                              --------         --------

          Total capital....................................................   $3,964.7         $4,117.6
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 2004 and as of and for the four months ended December 31, 2003:

                                                                                                      Successor
                                                                                                --------------------------
                                                                                                June 30,      December 31,
                                                                                                  2004            2003
                                                                                                  ----            ----
Book value per common share...................................................................   $16.63           $19.28

Ratio of earnings to fixed charges............................................................     1.84x           1.79x

Ratio of earnings to fixed charges and preferred dividends....................................     1.44x           1.46x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       20%             32%
   Corporate debt and preferred stock to total capital........................................       37%             53%


                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

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

     In July 2002, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries from "A- (Excellent)" to "B++ (Very good)" and placed the ratings "under review with negative implications." On August 14, 2002, A.M. Best again lowered the financial strength ratings of our primary insurance subsidiaries from "B++ (Very Good)" to "B (Fair)". A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates superior overall performance and a superior ability to meet ongoing obligations to policyholders. The "B" rating is assigned to companies which have, on balance, fair balance sheet strength, operating performance and business profile, when compared to the standards established by A.M. Best, and a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries from "B (Fair)" to "B++ (Very Good)", with the exception of Conseco Senior, whose "B (Fair)" rating was affirmed by A.M. Best. According to A.M. Best, these rating actions reflected the substantial recapitalization of our balance sheet, improved absolute and risk-adjusted capital on a statutory basis and improving operating fundamentals. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.

     On August 2, 2002, S&P downgraded the financial strength rating of our primary insurance companies from BB+ to B+. On November 19, 2003, S&P assigned a "BB-" counterparty credit and financial strength rating to our primary insurance companies, with the exception of Conseco Senior, which was assigned a "CCC" rating. On May 27, 2004, S&P upgraded the financial strength ratings of our primary insurance companies from "BB-" to "BB+", with the exception of Conseco Senior, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. On July 1, 2003, Moody's downgraded the financial strength rating of our primary insurance companies from "Ba3" to "B3". On December 4, 2003, Moody's assigned a "Ba3" rating to our primary insurance companies with the exception of Conseco Senior, which was assigned a "Caa1" rating. On May 27, 2004, Moody's upgraded the financial strength rating of our primary insurance companies from "Ba3" to "Ba2" with the exception of Conseco Senior, which was assigned a "Caa1" rating. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are classified as "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. All of the financial strength ratings of our primary insurance companies, with the exception of Conseco Senior, remain on review for possible upgrade by Moody's.

     The lowered ratings assigned to our insurance subsidiaries caused sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2002, 2003 and the first half of 2004. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives we must pay in order to retain them. These events have had a material adverse effect on our financial results.

     As more fully described under the caption "Statutory Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations", our two insurance subsidiaries domiciled in Texas entered into consent orders with the Texas Department of Insurance, which were formally released on November 19, 2003. The consent orders applied to all of our insurance subsidiaries and, among other requirements, restricted the ability of our insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. State laws generally

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs. We have agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent.

     Liquidity of the Holding Companies

     On June 22, 2004, we entered into the Credit Facility with a principal balance of $800.0 million. The Credit Facility is a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest, under the Previous Credit Facility; (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes. We are required to make quarterly principal payments of $2.0 million commencing on September 30, 2004, and continuing until March 31, 2010. The remaining balance of $754.0 million is due on June 22, 2010. See the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations" for further discussion related to the Credit Facility.

     At June 30, 2004, Conseco Inc. and CDOC held unrestricted cash of $61.5 million and additional restricted cash of $12.9 million held in trust for the payment of bankruptcy-related professional fees. In addition, our other non-life insurance companies held unrestricted cash of approximately $39.6 million which could be upstreamed to the parent companies if needed.

     Conseco and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash which Conseco and CDOC receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A further deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could further limit such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; and (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Also, we have agreed with the Texas Department of Insurance to provide up to 30 days prior notice of the payment of dividends by an insurance subsidiary to any non-insurance company parent. As more fully described under the caption "-- Statutory Information", we recently were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other requirements, restricted the ability of our insurance subsidiaries to pay any dividends to any non-insurance company parent without prior approval. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future. In addition, we may need to contribute additional capital to improve the risk based capital ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

     We have adopted several initiatives designed to reduce the expense levels that exceed product pricing at our Conseco

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

Insurance Group segment. These initiatives include the elimination of duplicate processing systems by converting all similar systems to a single system. We expect to spend over $35 million on capital expenditures in 2004 (including amounts related to the aforementioned initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

     Under our Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders. We have also agreed to meet or maintain various financial ratios. Our ability to meet these financial covenants may be affected by events beyond our control. These requirements represent significant restrictions on the manner in which we may operate our business. If we default under any of these requirements (subject to certain remedies), the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If that were to occur, we cannot assure you that we would have sufficient liquidity to repay or refinance this indebtedness or any of our other debts.

     INVESTMENTS

     At June 30, 2004, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $11,972.3      $100.5       $145.7     $11,927.1
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,433.5         5.6         15.7       1,423.4
   States and political subdivisions...................................       714.5         1.6         14.4         701.7
   Debt securities issued by foreign governments.......................       109.4          .2          2.1         107.5
   Structured securities ..............................................     5,693.5        18.1         59.7       5,651.9
Below-investment grade (primarily corporate securities)................       660.4        32.0         11.7         680.7
                                                                          ---------      ------       ------     ---------

   Total actively managed fixed maturities.............................   $20,583.6      $158.0       $249.3     $20,492.3
                                                                          =========      ======       ======     =========

Equity securities......................................................       $69.0        $3.6          $.2         $72.4
                                                                              =====        ====          ===         =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our fixed maturity securities by industry category as of June 30, 2004 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................       $5,654.8           27.6%
   Bank and finance.....................................................................        3,235.6           15.8
   Services.............................................................................        2,565.4           12.5
   Manufacturing........................................................................        2,287.4           11.1
   Utilities............................................................................        1,311.5            6.4
   Communications.......................................................................        1,001.1            4.9
   Government (US)......................................................................          824.2            4.0
   Agriculture, forestry and mining.....................................................          794.5            3.9
   Asset-backed securities..............................................................          738.0            3.6
   Retail and wholesale.................................................................          612.6            3.0
   Transportation.......................................................................          567.0            2.8
   Other................................................................................          900.2            4.4
                                                                                              ---------          -----

      Total fixed maturity securities...................................................      $20,492.3          100.0%
                                                                                              =========          =====

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

     Below-Investment Grade Securities

     At June 30, 2004, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $660.4 million, or 3.2 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $680.7 million, or 103 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

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

     Net Realized Investment Gains (Losses)

     During the first six months of 2004, we recognized net realized investment gains of $21.5 million. The net realized investment gains during the first six months of 2004 included: (i) $35.4 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $5.7 billion; net of (ii) $13.9 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first six months of 2003, we recognized net realized investment gains of $30.5 million. The net realized investment gains during the first six months of 2003 included: (i) $69.2 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $4.3 billion; net of (ii) $38.7 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. At June 30, 2004, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $6.5 million and a carrying value of $15.1 million.

     During the six months ended June 30, 2004, we sold $2.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $14.7 million. Securities sold at a loss are sold for a number of reasons including: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

     Investments with Other-Than-Temporary Losses

     During the six months ended June 30, 2004, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $13.9 million. No writedown of a single issuer exceeded $3.0 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

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

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2004, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
Due in one year or less...................................................................   $    72.3      $    72.1
Due after one year through five years.....................................................       758.0          745.3
Due after five years through ten years....................................................     4,432.1        4,344.7
Due after ten years.......................................................................     3,764.0        3,674.7
                                                                                             ---------      ---------

   Subtotal...............................................................................     9,026.4        8,836.8

Structured securities.....................................................................     3,782.7        3,723.0
                                                                                             ---------      ---------

   Total..................................................................................   $12,809.1      $12,559.8
                                                                                             =========      =========

     At June 30, 2004, we held several fixed maturity investments of one issuer rated below investment grade or classified as equity-type securities which had an unrealized loss position exceeding 20 percent of the cost basis. The investments in this issuer are rated Caa2/B and had a cost basis of $7.0 million and an estimated fair value of $4.8 million. This issuer is the nation's third largest commercial airline. We believe the company's improving cost structure and adequate liquidity position should give it the flexibility necessary to operate in the current economic conditions. Consequently, we have concluded that the unrealized loss at June 30, 2004, is not an other-than-temporary decline in value.

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

     Based on management's current assessment of investments with unrealized losses at June 30, 2004, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

     Structured Securities

     At June 30, 2004, fixed maturity investments included $5.7 billion of structured securities (or 28 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities. The yield characteristics of structured securities differ from those of traditional fixed-income securities. Interest and principal payments for mortgage-backed securities occur more frequently, often monthly. Mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at June 30, 2004 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  257.4      $  259.1    $  252.8
4 percent - 5 percent...............................................................    1,476.2       1,408.0     1,380.3
5 percent - 6 percent...............................................................    1,135.6       1,126.1     1,120.1
6 percent - 7 percent...............................................................    2,315.3       2,400.5     2,398.9
7 percent - 8 percent...............................................................      418.3         440.8       440.2
8 percent and above.................................................................       57.2          61.2        62.5
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $5,660.0      $5,695.7    $5,654.8
                                                                                       ========      ========    ========

-------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.2 million and $2.9 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

     The amortized cost and estimated fair value of structured securities at June 30, 2004, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                               -----------------------
                                                                                                             Percent
                                                                             Amortized                      of fixed
Type                                                                            cost           Amount      maturities
----                                                                            ----           ------      ----------
Pass-throughs and sequential and targeted amortization classes............    $3,400.2        $3,394.1            17%
Planned amortization classes and accretion-directed bonds.................       787.3           773.9             4
Commercial mortgage-backed securities.....................................     1,438.1         1,418.0             7
Subordinated classes and mezzanine tranches...............................        69.4            68.1             -
Other.....................................................................          .7              .7             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,695.7        $5,654.8            28%
                                                                              ========        ========            ==

---------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.2 million and $2.9 million, respectively.

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

     Mortgage Loans

     At June 30, 2004, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent at June 30, 2004.

     Investment Borrowings

     Our investment borrowings averaged approximately $501.6 million during the first six months of 2004, compared with $704.9 million during the same period of 2003 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.3 percent and 1.8 percent during the first six months of 2004 and 2003, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

     STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     As of the date of this filing, the consolidated statutory results of our insurance subsidiaries for the six months ended June 30, 2004, have not been finalized. The quarterly statutory financial statements of our insurance subsidiaries are expected to be filed with the respective domiciliary insurance regulators on or about August 15, 2004. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries is expected to be approximately $12 million in the first six months of 2004 compared to a net loss of $65.4 million in the same period of 2003. Included in such net income (loss) are net realized capital losses, net of income taxes, of approximately $16 million and $70.7 million in the first six months of 2004 and 2003, respectively. In addition, such net income (loss) included interest expense on surplus debentures of $95.8 million and nil in the first six months of 2004 and 2003, respectively. The Company's insurance subsidiaries expect to report the following amounts to regulatory agencies at June 30, 2004, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $1,546
                  Asset valuation reserve.........................................         56
                  Interest maintenance reserve....................................        236
                                                                                       ------

                     Total........................................................     $1,838
                                                                                       ======

     The statutory capital and surplus shown above included investments in upstream affiliates of $52.4 million, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP. In the second quarter of 2004, $106.6 million of affiliated preferred stock held by our insurance subsidiaries was redeemed by the parent using the proceeds from the refinancing of our Previous Credit Facility.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. No dividends were paid to the parent company in the first six months of 2004.

     The National Association of Insurance Commissioners' Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to its RBC:
(i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition, the Model Act provides for an annual trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     The 2003 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within the Other Business in Run-off segment, the RBC ratio of Conseco Senior was

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

near the level which would require it to submit a comprehensive plan aimed at improving its capital position. See "-- Other Business in Run-off" for additional discussion related to an order issued by the Florida Office of Insurance Regulation regarding certain blocks of Conseco Senior's long-term care business.

     The consolidated Company Action Level RBC ratio for our insurance subsidiaries is estimated to be 315 percent at June 30, 2004. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     Our insurance subsidiaries held principal protected senior notes of three trusts which invested in fixed maturities, mortgages, preferred stock, common stock and limited partnerships. We consolidated the trusts in our financial statements prepared in accordance with GAAP at December 31, 2003. During the fourth quarter of 2003, the trusts began liquidating their portfolios, a process that was completed in the first quarter of 2004. Under statutory accounting practices, which differ from GAAP, realized capital losses of $45.9 million were recorded by the insurance subsidiaries on the fourth quarter 2003 partial redemption of the senior notes. Additional statutory realized capital losses of $94.9 million were recorded at December 31, 2003 since a decision had been made to redeem the remaining senior notes at amounts less than their amortized cost. The total statutory realized losses of $140.8 million on the senior notes were included in the interest maintenance reserve ("IMR") at December 31, 2003. The redemption of the remaining senior notes resulted in realized gains of $7.2 million in the first quarter of 2004 which were also included in the IMR.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Form 10-K for the year ended December 31, 2003. There have been no material changes in the first six months of 2004 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in Conseco's internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

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

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuit was stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date of the Plan is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel on March 30, 2004. Plaintiffs filed a reply brief on June 21, 2004. Our reply brief is due August 23, 2004. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC, related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell
E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310 MF 1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1482 LJM-WTL (Southern District, Indiana); Conseco Services v. Adams, et al, Case No. 29DO2- 0312-CC-1035(Circuit Court, Hamilton County, Indiana); Conseco v. Adams, et al, Case No. 03A 04545, (Bankr. Northern District, Illinois) Dick v. Conseco Services, Case No. 29 D01-0207-PL-549 (Superior Court, Hamilton County, Indiana); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-356 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana); and Conseco v. Dick, Case No. 04L 002811 (Circuit Court, Cook County, Illinois). David Decatur filed for bankruptcy on May 12, 2004. The Company and Conseco Services, LLC believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We are required to use the balance of any net proceeds recovered in connection with these lawsuits to pay down our Credit Facility. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services, LLC by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services, LLC and certain of our current and former officers (Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We filed a motion to dismiss the complaint in December 2002. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. On March 22, 2004, plaintiffs filed an amended complaint (which made our motion to dismiss moot) and added additional former officers as named defendants and dismissed Conseco, Inc. as a party. We filed a motion to dismiss the amended complaint on June 1, 2004. Plaintiffs replied on July 19, 2004. On July 30, 2004, the Russell matter was dismissed. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company, filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana)). On March 15, 2004, RLI filed an amended complaint adding Conseco Services, LLC as an additional defendant. On May 24, 2004, we answered the complaint. On July 28, 2004, we filed a motion to stay the RLI matter until Russell is resolved. We believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against our Predecessor, Conseco Services, LLC and two former officers in the Circuit Court of Boone County, Indiana (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs assert that unvested options to purchase 756,248 shares of our Predecessor's common stock should have been vested at Mr. Inlow's death. The heirs further claim that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. We believe the heirs' claims are without merit and will defend the action vigorously. The maximum exposure to the Company for this lawsuit is estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. Conseco Services, LLC filed its Motion for Summary Judgment on June 25, 2004. Trial against Conseco Services, LLC and the other individual co-defendants has been scheduled for September 13, 2004. The ultimate outcome cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. In March 2004, the remaining plaintiff filed a motion to substitute plaintiff, to which Philadelphia Life has objected. We expect the court to set a trial date during the June 2005 trial term. Philadelphia Life believes this lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

     The Company's subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have recently been named in multiple purported class actions and individual lawsuits alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. This change was the adjustment of a non-guaranteed element, which was not in the applicable policy form. The specific lawsuits include:
David Barton v. Conseco Life Insurance Company, Case No. 04-20048-CIV-MORENO (Southern District, Florida); Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Donald King, as Trustee of the Irrevocable Trust of Arnold L. King v. Conseco Life Insurance Company, Case No. 1: 04CV0163 (Northern District, Ohio); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark F. Peters Insurance Services, Inc. Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case No. 04 CV 125 LAB (BLM) (Superior Court, San Diego County, California); Alene Mangelson et al. v. Conseco Life Insurance Company, Case No. 29D02-0312-PL-1034 (Superior Court, Hamilton County, Indiana); Edward M. Medvene, an Individual, and Sherwin Samuels and Miles Rubin, as Trustees of the Edward Medvene 2984 Insurance Trust v. Conseco Life Insurance Company, Case No. CV04-846-AHM (MCX) (Central District, California); Edwin Jacob "Jake" Garn, on Behalf of Himself and All Others Similarly Situated v. Conseco Life Insurance Company, Case No. 1:04-CV-0514SEB-VSS (Southern District, Indiana); Steven Rose, on Behalf of Himself and All Others Similarly Situated, and on Behalf of the General Public for the State of California vs. Conseco Life Insurance Company, Case No. GIC 827178 (Southern District, California); Murray Gomer, Murray Gomer Irrevocable Trust, individually, and on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Case No. CV04-1409-SJO
(RNDX) (Central District, California); James S. Farley and Judy B. Farley, individually and on behalf of all others similarly situated, and on behalf of the general public vs. Conseco Life Insurance Company, Case No. C-041563 ED (Northern District, California); H. Lee Druckman, Druckman, Trust, individually and on behalf of class of all others similarly situated, and on

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

behalf of general public v. Conseco Life Insurance Company, Case No. CV04-3031-DT-VBKX (Central District of California); and Myron L. Glucksman and Dr. Ronald Einhorn as trustee of the Jonathan Alexander Irrevocable Trust, on behalf of themselves and all others similarly situated v. Conseco Life Insurance Company, Case No. 04C-3039 (Northern District of Illinois); Jack Alfonso, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 04-21373 CIV-MARTINEZ, (Southern District, Florida); Herbert Bobman and Mark Benjamin v. Conseco Life Insurance Company, Case No. 2:CV04-5849 FMC (Central District, California); Marvin Barenblat and Janette Ryan, on Behalf of Themselves and All Others Similarly Situated v. Conseco Life Insurance Company an Indiana Corporation, and Does 1 to 100, Case No. SA04CA0617, (Western District, Texas). On June 23, 2004, the Judicial Panel on Multidistrict Litigation issued a Transfer Order consolidating and transferring the Barton, King and Medvene cases into the case now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation (Central District, California) Cause No. MDL 1610. On July 19, 2004, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order also consolidating and transferring the Farley, Rose, Alfonso, Glucksman, Garn and Clark cases into In Re Conseco Life Insurance Co. Cost of Insurance Litigation (Central District, California) Cause No. MDL 1610. The Company expects all Federal cases to eventually be consolidated in the same manner. The Company is also in the process of attempting to have the various state court cases consolidated for discovery purposes. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

     On December 30, 2002 and December 31, 2002, five suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Malcolm Bailey, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Claiborne County, Mississippi, Cause No. CV-2002-371; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. Conseco Life removed all of the cases to the U.S. District Courts in Mississippi. In September 2003, plaintiffs' motion to remand was denied in the Garrard and Weaver matters, but granted in the Cascio matter. In November 2003, Conseco Life filed motions for summary judgment in the Garrard and Weaver matters. No ruling has been made on these motions. In November 2003, Conseco Life again removed the Cascio matter to U.S. District Court. In April 2004, the Cascio matter was remanded to state court. Conseco Life awaits the court's ruling on plaintiffs' motion to remand in the Allen matter. In Bailey the parties have agreed to a settlement. Conseco Life believes the lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

          3.2 Amended and Restated Bylaws of Conseco, Inc. dated as of June 15, 2004.

          4.3 Certificate of Designations, Preferences and Relative, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of 5.50% Mandatorily Convertible Preferred Stock, Class B, of Conseco, Inc.

          10.11 Employment agreement dated as of July 15, 2004 between Conseco Services, LLC and John R. Kline.

          10.12 Form of Indemnification Agreement among Conseco, Inc., CDOC, Inc., Conseco Services, LLC and each director of Conseco, Inc., incorporated by reference to Exhibit 10.14 of Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-112312).

          10.13 Form of Limited Undertaking among Conseco Life Insurance Company of Texas, Conseco, Inc. and each director of Conseco, Inc., incorporated by reference to Exhibit 10.15 of Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-112312).

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

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K.

          A report on Form 8-K dated April 15, 2004, was filed with the Commission to report under Items 7 and 9, a press release announcing the filing of an amended registration statement with the Commission on Form S-1.

          A report on Form 8-K dated April 20, 2004, was filed with the Commission to report under Items 7 and 9, a press release announcing that Conseco Senior Health Insurance Company received an order from the Florida Office of Insurance Regulation that affects home health care policies issued in Florida.

          A report on Form 8-K dated April 30, 2004, was filed with the Commission to report under Item 12, a press release with preliminary financial information for the quarter ended March 31, 2004.

          A report on Form 8-K dated May 6, 2004, was filed with the Commission to report under Item 12, a press release with financial information for the quarter ended March 31, 2004.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------


          A report on Form 8-K dated May 6, 2004, was filed with the Commission to report under Items 7 and 9, a press release announcing the pricing of the public offerings of the Company's common stock and 5.5% class B mandatorily convertible preferred stock.

          A report on Form 8-K dated May 12, 2004, was filed with the Commission to report under Items 7 and 9, a press release announcing the redemption of all issued and outstanding shares of class A senior cumulative convertible exchangeable preferred stock.

          A report on Form 8-K dated June 15, 2004, was filed with the Commission to report under Items 7 and 9, a press release announcing that Debra J. Perry was elected to the Company's board of directors.

          A report on Form 8-K dated June 22, 2004, was filed with the Commission to report under Items 5, 7 and 9, a press release announcing the completion of the Company's $800 million bank refinancing and recapitalization.

                         CONSECO, INC. AND SUBSIDIARIES
                                  ------------

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CONSECO, INC.


Dated: August 9, 2004                        By: /s/ Eugene M. Bullis
                                             -------------------------------
                                             Eugene M. Bullis
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (authorized officer and principal
                                             financial officer)