Form 10-Q
period 2004-09-30
CONSECO INC
filed 2004-11-09
CIK 1224608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2004

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------

                        Commission File Number 001-31792

                                  Conseco, Inc.

            Delaware                                      75-3108137
     ----------------------                     -------------------------------
     State of Incorporation                     IRS Employer Identification No.


  11825 N. Pennsylvania Street
      Carmel, Indiana  46032                            (317) 817-6100
--------------------------------------                  --------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [X] No [ ]

     Shares of common stock outstanding as of November 1, 2004: 151,126,610

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                      Successor
                                                                                            ---------------------------------
                                                                                            September 30,        December 31,
                                                                                                2004               2003
                                                                                                ----               ----
                                                                                            (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     September 30, 2004 - $20,745.9; December 31, 2003 - $19,470.7).......................    $21,306.3         $19,840.1
   Equity securities at fair value (cost: September 30, 2004 - $62.5;
     December 31, 2003 - $71.8)...........................................................         67.6              74.5
   Mortgage loans.........................................................................      1,089.4           1,139.5
   Policy loans...........................................................................        465.9             503.4
   Trading securities.....................................................................        908.9             915.1
   Other invested assets .................................................................        133.2             324.1
                                                                                              ---------         ---------

       Total investments..................................................................     23,971.3          22,796.7

Cash and cash equivalents:
   Unrestricted...........................................................................      1,078.0           1,228.7
   Restricted.............................................................................         18.9              31.9
Accrued investment income.................................................................        318.1             315.5
Value of policies in force at the Effective Date..........................................      2,706.9           2,949.5
Cost of policies produced.................................................................        327.7             101.8
Reinsurance receivables...................................................................        967.6             983.9
Income tax assets.........................................................................         12.2              24.6
Goodwill..................................................................................        785.3             952.2
Other intangible assets...................................................................        149.4             155.2
Assets held in separate accounts..........................................................         31.9              37.7
Other assets..............................................................................        558.9             395.8
                                                                                              ---------         ---------

       Total assets.......................................................................    $30,926.2         $29,973.5
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                       Successor
                                                                                             --------------------------------
                                                                                             September 30,       December 31,
                                                                                                 2004              2003
                                                                                                 ----              ----
                                                                                             (unaudited)
Liabilities:
   Liabilities for insurance and asset accumulation products:
     Interest-sensitive products............................................................    $12,432.5       $12,480.4
     Traditional products...................................................................     11,589.5        11,485.2
     Claims payable and other policyholder funds............................................        922.3           892.3
     Liabilities related to separate accounts...............................................         31.9            37.7
   Other liabilities........................................................................        847.8           573.0
   Investment borrowings....................................................................        584.8           387.3
   Notes payable - direct corporate obligations.............................................        788.6         1,300.0
                                                                                                ---------       ---------

         Total liabilities..................................................................     27,197.4        27,155.9
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           887.5
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2004 - 151,123,275; December 31, 2003 -
     100,115,772)...........................................................................          1.5             1.0
   Additional paid-in-capital...............................................................      2,535.8         1,641.9
   Accumulated other comprehensive income...................................................        302.8           218.7
   Retained earnings........................................................................        220.9            68.5
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      3,728.8         2,817.6
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $30,926.2       $29,973.5
                                                                                                =========       =========




















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                   Successor                  Predecessor
                                                                       ---------------------------------     --------------
                                                                       Three months          One month         Two months
                                                                           ended               ended             ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Revenues:
   Insurance policy income..............................................   $  737.8             $256.2          $   516.8
   Net investment income:
     General account invested assets....................................      329.7              106.0              232.5
     Policyholder and reinsurer accounts................................       (9.8)              (2.1)              11.7
     Venture capital income (loss) related to investment in
       AT&T Wireless Services, Inc......................................        -                 (2.7)               2.0
     Net realized investment gains (losses).............................        6.0                6.7              (35.9)
   Fee revenue and other income.........................................        5.2                2.2                9.0
                                                                           --------             ------          ---------

       Total revenues...................................................    1,068.9              366.3              736.1
                                                                           --------             ------          ---------

Benefits and expenses:
   Insurance policy benefits............................................      688.4              243.3              390.9
   Provision for losses.................................................        -                  -                 24.5
   Interest expense (contractual interest of $73.7 for the two
     months ended August 31, 2003)......................................       12.9                7.0               55.4
   Amortization.........................................................       91.9               26.9               61.3
   Other operating costs and expenses...................................      170.8               51.3              108.0
   Reorganization items.................................................        -                  -             (2,163.0)
                                                                           --------             -------         ---------

       Total benefits and expenses......................................      964.0              328.5           (1,522.9)
                                                                           --------             ------          ---------

       Income before income taxes.......................................      104.9               37.8            2,259.0

Income tax expense on period income.....................................       37.6               13.6               17.7
                                                                           --------             ------          ---------

       Net income.......................................................       67.3               24.2            2,241.3

Preferred stock dividends...............................................        9.4                5.3                -
                                                                           --------             ------          ---------

       Net income applicable to common stock............................   $   57.9             $ 18.9          $ 2,241.3
                                                                           ========             ======          =========



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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                   Successor
                                                                       ---------------------------------
                                                                       Three months          One month
                                                                           ended               ended
                                                                       September 30,       September 30,
                                                                           2004                 2003
                                                                           ----                 ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding........................       150,885,000           100,098,000
                                                                       ===========           ===========

     Net income.................................................              $.38                  $.19
                                                                              ====                  ====

   Diluted:
     Weighted average shares outstanding........................       189,195,000           144,671,000
                                                                       ===========           ===========

     Net income.................................................              $.36                  $.17
                                                                              ====                  ====





                                   (continued)































                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                  Successor                   Predecessor
                                                                       --------------------------------       ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Revenues:
   Insurance policy income.............................................    $2,223.2             $256.2          $ 2,204.3
   Net investment income:
     General account invested assets...................................       960.1              106.0              928.4
     Policyholder and reinsurer accounts...............................        (8.9)              (2.1)              30.1
     Venture capital income (loss) related to investment in
       AT&T Wireless Services, Inc.....................................         -                 (2.7)              10.5
     Net realized investment gains (losses)............................        27.5                6.7               (5.4)
   Fee revenue and other income........................................        17.1                2.2               35.5
                                                                           --------             ------          ---------

       Total revenues..................................................     3,219.0              366.3            3,203.4
                                                                           --------             ------          ---------

Benefits and expenses:
   Insurance policy benefits...........................................     2,074.6              243.3            2,136.4
   Provision for losses................................................         -                  -                 55.6
   Interest expense (contractual interest of $268.5 for the eight months
     ended August 31, 2003)............................................        65.1                7.0              202.5
   Amortization........................................................       272.4               26.9              343.7
   Gain on extinguishment of debt......................................        (2.8)               -                  -
   Other operating costs and expenses..................................       485.6               51.3              423.5
   Reorganization items................................................         -                  -             (2,130.5)
                                                                           --------             ------          ---------

       Total benefits and expenses.....................................     2,894.9              328.5            1,031.2
                                                                           --------             ------          ---------

       Income before income taxes and discontinued operations..........       324.1               37.8            2,172.2

Income tax expense (benefit) on period income..........................       115.7               13.6              (13.5)
                                                                           --------             ------          ---------

       Income before discontinued operations...........................       208.4               24.2            2,185.7

Discontinued operations, net of income taxes...........................         -                  -                 16.0
                                                                           --------             ------          ---------

       Net income......................................................       208.4               24.2            2,201.7

Preferred stock dividends..............................................        56.0                5.3                -
                                                                           --------             ------          ---------

       Net income applicable to common stock...........................    $  152.4             $ 18.9          $ 2,201.7
                                                                           ========             ======          =========



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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                   Successor
                                                                       ---------------------------------
                                                                        Nine months          One month
                                                                           ended               ended
                                                                       September 30,       September 30,
                                                                           2004                 2003
                                                                           ----                 ----
Earnings per common share:
   Basic:
     Weighted average shares outstanding........................       126,016,000           100,098,000
                                                                       ===========           ===========

     Net income.................................................             $1.21                  $.19
                                                                             =====                  ====

   Diluted:
     Weighted average shares outstanding........................       145,592,000           144,671,000
                                                                       ===========           ===========

     Net income.................................................             $1.15                  $.17
                                                                             =====                  ====





































                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other  Retained
                                                                   Preferred  and additional     comprehensive    earnings
                                                          Total      stock    paid-in capital    income (loss)    (deficit)
                                                          -----      -----    ---------------    -------------     -------

Successor balance, January 1, 2004...................   $ 2,817.6    $ 887.5     $ 1,642.9          $ 218.7      $   68.5

   Comprehensive income, net of tax:
     Net income......................................       208.4        -             -                -           208.4
     Change in unrealized appreciation of
       investments (net of applicable income tax
       expense of $46.1).............................        84.1        -             -               84.1           -
                                                        ---------

         Total comprehensive income..................       292.5

     Issuance of shares for stock options and
       for employee benefit plans....................        12.2        -            12.2              -             -
     Issuance of mandatorily convertible
       preferred stock, net..........................       667.8      667.8           -                -             -
     Redemption of cumulative convertible
       exchangeable preferred stock..................      (928.9)    (928.9)          -                -             -
     Issuance of common stock, net...................       882.2        -           882.2              -             -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................        41.4       41.4           -                -             -
     Dividends on preferred stock....................       (56.0)       -             -                -           (56.0)
                                                        ---------    -------     ---------          -------     ---------

Successor balance, September 30, 2004................   $ 3,728.8    $ 667.8     $ 2,537.3          $ 302.8     $   220.9
                                                        =========    =======     =========          =======     =========

Predecessor balance, January 1, 2003.................   $(2,050.4)   $ 501.7     $ 3,497.0          $ 580.6     $(6,629.7)

   Comprehensive income, net of tax:
     Net income......................................     2,201.7        -             -                -         2,201.7
     Change in unrealized appreciation
       of investments (net of applicable income tax
       benefit of nil)...............................      (151.6)       -             -             (151.6)          -
                                                        ---------

         Total comprehensive income..................     2,050.1

   Change in shares for employee benefit plans.......          .3        -              .3              -             -
                                                        ----------   --------    ---------          -------     ---------

Predecessor balance, August 31, 2003.................         -        501.7       3,497.3            429.0      (4,428.0)

Elimination of Predecessor's
   equity securities.................................    (3,999.0)    (501.7)     (3,497.3)             -             -
Issuance of Successor's
   equity securities.................................     2,500.0      859.7       1,640.3              -             -
Fresh start adjustments..............................     3,999.0        -             -             (429.0)      4,428.0
                                                        ---------    -------     ---------          -------     ---------

Successor balance, August 31, 2003...................     2,500.0      859.7       1,640.3              -             -

   Comprehensive income, net of tax:
     Net income......................................        24.2        -             -                -            24.2
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $154.4)............................       273.2        -             -              273.2           -
                                                        ---------

         Total comprehensive income..................       297.4

     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................         5.3        5.3           -                -             -
     Dividends on preferred stock....................        (5.3)       -            -                -             (5.3)
                                                        ---------    -------     ---------          -------     ---------

Successor balance, September 30, 2003................   $ 2,797.4    $ 865.0     $ 1,640.3          $ 273.2     $    18.9
                                                        =========    =======     =========          =======     =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                  Successor                   Predecessor
                                                                      ----------------------------------     --------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,       September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Cash flows from operating activities:
   Insurance policy income............................................    $  1,931.7         $   223.7          $ 1,876.2
   Net investment income..............................................       1,082.6             103.6              928.6
   Fee revenue and other income.......................................          17.1               2.2               35.5
   Insurance policy benefits..........................................      (1,523.4)           (178.1)          (1,461.2)
   Interest expense...................................................         (60.4)              -                  -
   Policy acquisition costs...........................................        (267.1)            (25.6)            (287.5)
   Reorganization items...............................................           -                 -                (26.5)
   Other operating costs..............................................        (418.8)            (73.6)            (362.0)
   Taxes..............................................................          11.7                .3               44.2
                                                                          ----------         ---------          ---------

     Net cash provided by operating activities........................         773.4              52.5              747.3
                                                                          ----------         ---------          ---------

Cash flows from investing activities:
   Sales of investments...............................................       9,947.7           2,121.9            5,378.9
   Maturities and redemptions of investments..........................       1,450.0             288.7            1,854.7
   Purchases of investments...........................................     (12,396.4)         (1,225.6)          (7,385.9)
   Consolidation of partnership which held General Motors building....           -                28.4                -
   Change in restricted cash..........................................          13.0             (17.0)              26.2
   Other..............................................................         (35.5)              4.3              (19.6)
                                                                          ----------         ---------          ---------

     Net cash provided (used) by investing activities ................      (1,021.2)          1,200.7             (145.7)
                                                                          ----------         ---------          ---------

Cash flows from financing activities:
   Issuance of notes payable, net.....................................         790.2               -                  -
   Issuance of preferred stock, net...................................         667.8               -                  -
   Issuance of common stock, net......................................         882.3               -                  -
   Payments on notes payable..........................................      (1,302.0)              -                  -
   Redemption of preferred stock......................................        (928.9)              -                  -
   Amounts received for deposit products..............................       1,203.3             121.8            1,272.7
   Withdrawals from deposit products..................................      (1,399.7)           (133.1)          (1,784.2)
   Investment borrowings..............................................         197.5            (700.0)            (145.3)
   Dividends paid on preferred stock..................................          (9.8)              -                  -
   Other..............................................................          (3.6)              -                  -
                                                                          ----------         ---------          ---------

       Net cash provided (used) by financing activities...............          97.1            (711.3)            (656.8)
                                                                          ----------         ---------          ---------

       Net increase (decrease) in cash and cash equivalents...........        (150.7)            541.9              (55.2)

Cash and cash equivalents, beginning of period........................       1,228.7           1,162.4            1,217.6
                                                                          ----------         ---------          ---------

Cash and cash equivalents, end of period..............................    $  1,078.0         $ 1,704.3          $ 1,162.4
                                                                          ==========         =========          =========







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

     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it was paid during the Chapter 11 cases. The Company recognized expenses associated with the Chapter 11 cases for fees payable to professionals to assist with the Chapter 11 cases totaling $70.9 million in the eight months ended August 31, 2003.

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

     REORGANIZATION ITEMS

     Reorganization items represent amounts the Predecessor incurred as a result of its Chapter 11 reorganization, and are presented separately in the consolidated statement of operations. These items consist of the following (dollars in millions):

                                                                  Two months                  Eight months
                                                                     ended                        ended
                                                                August 31, 2003              August 31, 2003
                                                                ---------------              ---------------

       Gain on discharge of prepetition liabilities.........        $ 3,151.4                      $ 3,151.4
       Fresh start adjustments..............................           (950.0)                        (950.0)
       Professional fees....................................            (38.4)                         (70.9)
                                                                    ---------                      ---------

           Total reorganization items.......................        $ 2,163.0                      $ 2,130.5
                                                                    =========                      =========

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Although the goodwill balance will not be subject to amortization, it will be reduced by future use of the Company's net deferred income tax assets (including the tax operating loss carryforwards) existing at August 31, 2003 (such balance was reduced by $166.9 million and $189.4 million in the nine months ended September 30, 2004 and the four months ended December 31, 2003, respectively). A valuation allowance has been provided for the remaining balance of such net deferred income tax assets due to the uncertainties regarding their realization. See the note entitled "Income Taxes" for further discussion.

     Changes in the carrying amount of goodwill are as follows (dollars in millions):

                                                                         Successor
                                                                        -----------
                                                                        Nine months
                                                                           ended
                                                                       September 30,
                                                                           2004
                                                                           ----
Goodwill balance, beginning of period..................................  $ 952.2
Recognition of tax valuation reserve established at the
     Effective Date....................................................   (166.9)
                                                                         -------

Goodwill balance, end of period........................................  $ 785.3
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

     At August 31, 2003, we established trading security accounts which are designed to act as a hedge for embedded derivatives related to: (i) our equity-indexed annuity products; and (ii) certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes the investments backing the market strategies of our multibucket annuity products. The change in market value of these securities is substantially offset by the change in insurance policy benefits for these products. All of our trading securities totaled $908.9 million at September 30, 2004. The change in the market value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Accumulated other comprehensive income is primarily comprised of unrealized appreciation on actively managed fixed maturity investments. These amounts, included in shareholders' equity as of September 30, 2004, and December 31, 2003, were as follows (dollars in millions):

                                                                                                  Successor
                                                                                       ------------------------------
                                                                                       September 30,     December 31,
                                                                                           2004              2003
                                                                                           ----              ----
Net unrealized appreciation on investments............................................    $ 568.1          $ 375.2
Adjustments to value of policies inforce at the Effective Date........................      (89.0)           (33.5)
Adjustment to cost of policies produced...............................................       (7.2)             -
Deferred income tax liability.........................................................     (169.1)          (123.0)
                                                                                          -------          -------

     Accumulated other comprehensive income...........................................    $ 302.8          $ 218.7
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

     The cost assigned to the right to receive future cash flows from contracts existing at August 31, 2003 is referred to as the value of policies inforce as of the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. We amortize these costs (using the interest rate credited to the underlying policy for universal life or investment-type products and the projected investment earnings rate for other products): (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products. Our future estimated gross profits used to determine the value of policies inforce at the Effective Date and the amortization of these costs, reflect assumptions that current expense levels that exceed product pricing, will decline over time. If we are unable to achieve such cost savings, the profitability of the policies inforce at the Effective Date will be adversely affected.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows:

                                                                                    Successor
                                                               ----------------------------------------------------
                                                               Three months        Nine months           One month
                                                                   ended              ended                ended
                                                               September 30,     September 30,        September 30,
                                                                   2004               2004                 2003
                                                                   ----               ----                 ----
                                                                            (Dollars in millions and
                                                                               shares in thousands)
Net income.................................................         $67.3              $208.4               $24.2
Preferred stock dividends..................................          (9.4)              (56.0)               (5.3)
                                                                    -----              ------               ------

   Net income applicable to common stock
     for basic earnings per share..........................          57.9               152.4                18.9

Effect of dilutive securities:
   Preferred stock dividends...............................           9.4                14.7                 5.3
                                                                    -----              ------               -----

   Net income applicable to common stock for diluted
     earnings per share....................................         $67.3              $167.1               $24.2
                                                                    =====              ======               =====

Shares:

   Weighted average shares outstanding
     for basic earnings per share..........................       150,885             126,016             100,098

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock.......        37,809              19,054                   -
     Class A convertible exchangeable preferred stock......             -                   -              44,566
     Stock options and employee benefit plans..............           501                 522                   7
                                                                  -------             -------             -------

   Weighted average shares outstanding for diluted
     earnings per share....................................       189,195             145,592             144,671
                                                                  =======             =======             =======

     For the nine months ended September 30, 2004, equivalent common shares of
26.5 million related to the assumed conversion of Class A convertible exchangeable preferred stock were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

                                                                                   Successor                   Predecessor
                                                                      ----------------------------------      ------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Net income, as reported .............................................        $67.3              $24.2           $2,241.3
Less stock-based employee compensation ..expense
     determined under the fair value based method
     for all awards, net of income taxes.............................         (2.1)               -                  2.0
                                                                             -----              -----           --------

Pro forma net income.................................................        $65.2              $24.2           $2,243.3
                                                                             =====              =====           ========

Earnings per share:
     Basic, as reported..............................................        $ .38              $ .19
     Basic, pro forma................................................          .37                .19

     Diluted, as reported............................................        $ .36              $ .17
     Diluted, pro forma..............................................          .34                .17

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Net income, as reported .............................................       $208.4              $24.2           $2,201.7
Less stock-based employee compensation ..expense
     determined under the fair value based method
     for all awards, net of income taxes.............................         (3.2)               -                 (7.2)
                                                                            ------              -----           --------

Pro forma net income.................................................       $205.2              $24.2           $2,194.5
                                                                            ======              =====           ========

Earnings per share:
     Basic, as reported..............................................      $ 1.21             $.19
     Basic, pro forma................................................        1.18              .19

     Diluted, as reported............................................      $ 1.15             $.17
     Diluted, pro forma..............................................        1.13              .17

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Operating information regarding our segments was as follows (dollars in millions):

                                                                                  Successor                    Predecessor
                                                                       ---------------------------------      -------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities..............................................       $    13.4             $  5.0            $  9.2
            Supplemental health....................................           295.1               95.5             191.2
            Life...................................................            42.7               10.2              24.6
            Other..................................................             4.1                1.0               2.0
       Net investment income (a)...................................           105.1               31.0              68.6
       Fee revenue and other income (a)............................              .1                 .4                .2
       Net realized investment gains (a)...........................             2.5                2.8               1.7
                                                                          ---------             ------            ------

                Total Bankers Life segment revenues................           463.0              145.9             297.5
                                                                          ---------             ------            ------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities..............................................             6.1                2.3               6.8
            Supplemental health....................................           178.7               62.4             123.2
            Life...................................................            96.0               33.4              70.2
            Other..................................................             3.4                4.8               6.5
       Net investment income (a)...................................           172.1               59.3             145.7
       Fee revenue and other income (a)............................             1.0                -                 4.9
       Net realized investment gains (losses) (a)..................             2.5                3.7             (36.9)
                                                                          ---------             ------            ------

                Total Conseco Insurance Group
                    segment revenues...............................           459.8              165.9             320.4
                                                                          ---------             ------            ------

    Other Business in Run-Off:
       Insurance policy income - supplemental health...............            98.3               41.6              83.1
       Net investment income (a)...................................            41.8               13.5              26.7
       Fee revenue and other income (a)............................              .1                 .3                .1
       Net realized investment gains (a)...........................             1.0                 .6                .9
                                                                          ---------             ------            ------

                Total Other Business in Run-Off
                    segment revenues...............................           141.2               56.0             110.8
                                                                          ---------             ------            ------

    Corporate:
       Net investment income (a)...................................              .9                 .1               3.2
       Venture capital income (loss) related to investment
          in AWE...................................................             -                 (2.7)              2.0
       Fee and other income (a)....................................             4.0                1.5               3.8
       Net realized investment gains (losses) (a)..................             -                  (.4)             (1.6)
                                                                          ---------             ------            ------

                Total corporate segment revenues...................             4.9               (1.5)              7.4
                                                                          ---------             ------            ------

                Total revenues.....................................         1,068.9              366.3             736.1
                                                                          ---------             ------            ------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                                   Successor                  Predecessor
                                                                    ------------------------------------     --------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits......................................       $318.1             $ 94.5         $   205.3
       Amortization...................................................         48.8               15.5              29.1
       Interest expense on investment borrowings......................           .6                 .2                .6
       Other operating costs and expenses.............................         41.3               10.8              19.5
                                                                             ------             ------         ---------

            Total Bankers Life segment expenses.......................        408.8              121.0             254.5
                                                                             ------             ------         ---------

    Conseco Insurance Group:
       Insurance policy benefits......................................        274.0              105.8               4.5
       Amortization...................................................         39.0                9.9              24.1
       Interest expense on investment borrowings......................          1.3                 .4               1.3
       Other operating costs and expenses.............................         77.5               29.0              59.7
                                                                             ------             ------         ---------

            Total Conseco Insurance Group segment
              expenses................................................        391.8              145.1              89.6
                                                                             ------             ------         ---------

    Other Business in Run-Off:
       Insurance policy benefits......................................         96.3               43.0             181.1
       Amortization...................................................          4.1                1.5               8.1
       Interest expense on investment borrowings......................          -                  -                 -
       Other operating costs and expenses.............................         23.3                8.1              21.1
                                                                             ------             ------         ---------

            Total Other Business in Run-Off segment
               expenses...............................................        123.7               52.6             210.3
                                                                             ------             ------         ---------

    Corporate:
       Interest expense on corporate debt.............................         11.0                6.4              53.5
       Provision for losses and interest expense related
          to stock purchase plan......................................          -                  -                24.5
       Gain on extinguishment of debt.................................          -                  -                 -
       Other operating costs and expenses.............................         28.7                3.4               7.7
       Reorganization items...........................................          -                  -            (2,163.0)
                                                                             ------             ------         ---------

            Total corporate segment expenses..........................         39.7                9.8          (2,077.3)
                                                                             ------             ------         ---------

            Total expenses............................................        964.0              328.5          (1,522.9)
                                                                             ------             ------         ---------

    Income (loss) before income taxes and discontinued operations:
       Bankers Life...................................................         54.2               24.9              43.0
       Conseco Insurance Group........................................         68.0               20.8             230.8
       Other Business in Run-Off......................................         17.5                3.4             (99.5)
       Corporate operations...........................................        (34.8)             (11.3)          2,084.7
                                                                             ------             ------         ---------

            Income before income taxes and
              discontinued operations.................................       $104.9             $ 37.8         $ 2,259.0
                                                                             ======             ======         =========

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities..............................................        $   39.2             $  5.0          $   32.9
            Supplemental health....................................           881.4               95.5             760.4
            Life...................................................           116.7               10.2              91.5
            Other..................................................             9.7                1.0               7.9
       Net investment income (a)...................................           307.7               31.0             258.2
       Fee revenue and other income (a)............................              .6                 .4                .9
       Net realized investment gains (a)...........................            13.9                2.8               5.5
                                                                           --------             ------          --------

                Total Bankers Life segment revenues................         1,369.2              145.9           1,157.3
                                                                           --------             ------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities..............................................            17.1                2.3              51.6
            Supplemental health....................................           550.4               62.4             499.0
            Life...................................................           294.3               33.4             303.9
            Other..................................................            12.1                4.8              38.3
       Net investment income (a)...................................           519.1               59.3             582.6
       Fee revenue and other income (a)............................             4.3                -                17.0
       Net realized investment gains (losses) (a)..................            13.6                3.7             (17.1)
                                                                           --------             ------          --------

                Total Conseco Insurance Group
                    segment revenues...............................         1,410.9              165.9           1,475.3
                                                                           --------             ------          --------

    Other Business in Run-Off:
       Insurance policy income - supplemental health...............           302.3               41.6             418.8
       Net investment income (a)...................................           123.0               13.5             101.5
       Fee revenue and other income (a)............................              .6                 .3                .5
       Net realized investment gains (a)...........................             2.8                 .6               6.3
                                                                           --------             ------          --------

                Total Other Business in Run-Off
                    segment revenues...............................           428.7               56.0             527.1
                                                                           --------             ------          --------

    Corporate:
       Net investment income (a)...................................             1.4                 .1              16.2
       Venture capital income (loss) related to investment
          in AWE...................................................             -                 (2.7)             10.5
       Fee and other income (a)....................................            11.6                1.5              17.1
       Net realized investment losses (a)..........................            (2.8)               (.4)              (.1)
                                                                           --------             ------          --------

                Total corporate segment revenues...................            10.2               (1.5)             43.7
                                                                           --------             ------          --------

                Total revenues.....................................         3,219.0              366.3           3,203.4
                                                                           --------             ------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                                  Successor                   Predecessor
                                                                      ----------------------------------     --------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits.....................................     $  932.8              $ 94.5         $   795.1
       Amortization..................................................        138.1                15.5             113.9
       Interest expense on investment borrowings.....................          1.7                  .2               3.4
       Other operating costs and expenses............................        120.9                10.8              85.3
                                                                          --------              ------         ---------

            Total Bankers Life segment expenses......................      1,193.5               121.0             997.7
                                                                          --------              ------         ---------

    Conseco Insurance Group:
       Insurance policy benefits.....................................        848.3               105.8             746.3
       Amortization..................................................        120.7                 9.9             201.8
       Interest expense on investment borrowings.....................          3.4                  .4               4.7
       Other operating costs and expenses............................        235.7                29.0             222.6
                                                                          --------              ------         ---------

            Total Conseco Insurance Group segment
              expenses...............................................      1,208.1               145.1           1,175.4
                                                                          --------              ------         ---------

    Other Business in Run-Off:
       Insurance policy benefits.....................................        293.5                43.0             595.0
       Amortization..................................................         13.6                 1.5              28.0
       Interest expense on investment borrowings.....................           .1                 -                  .2
       Other operating costs and expenses............................         71.7                 8.1              75.2
                                                                          --------              ------         ---------

            Total Other Business in Run-Off segment
               expenses..............................................        378.9                52.6             698.4
                                                                          --------              ------         ---------

    Corporate:
       Interest expense on corporate debt............................         59.9                 6.4             194.2
       Provision for losses and interest expense related
          to stock purchase plan.....................................          -                   -                55.6
       Gain on extinguishment of debt................................         (2.8)                -                 -
       Other operating costs and expenses............................         57.3                 3.4              40.4
       Reorganization items..........................................          -                   -            (2,130.5)
                                                                          --------              ------         ---------

            Total corporate segment expenses.........................        114.4                 9.8          (1,840.3)
                                                                          --------              ------         ---------

            Total expenses...........................................      2,894.9               328.5           1,031.2
                                                                          --------              ------         ---------

    Income (loss) before income taxes and discontinued operations:
       Bankers Life..................................................        175.7                24.9             159.6
       Conseco Insurance Group.......................................        202.8                20.8             299.9
       Other Business in Run-Off.....................................         49.8                 3.4            (171.3)
       Corporate operations..........................................       (104.2)              (11.3)          1,884.0
                                                                          --------              ------         ---------

            Income before income taxes and
              discontinued operations................................     $  324.1              $ 37.8         $ 2,172.2
                                                                          ========              ======         =========

-------------------

(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the "participation rate") over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder accounts). Option costs that are attributable to benefits provided were $33.8 million in the first nine months of 2004; $5.2 million in the one month ended September 30, 2003; and $53.5 million in the eight months ended August 31, 2003. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $20.3 million in the first nine months of 2004; $(3.1) million in the one month ended September 30, 2003; and $83.6 million in the eight months ended August 31, 2003. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $28.4 million and $119.6 million at September 30, 2004 and December 31, 2003, respectively. We classify these instruments as other invested assets. The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $204.7 million and $214.7 million at September 30, 2004 and December 31, 2003, respectively. We have transferred a specified block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative which is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2004, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. We have determined that certain of our reinsurance payable balances contain embedded derivatives. Such derivatives had an estimated fair value of $31.4 million and $27.2 million at September 30, 2004 and December 31, 2003, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     In conjunction with the Plan, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans which exceed $250 million. The former bank loans and the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At September 30, 2004, we have estimated that approximately $50.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $23.0 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of two of the Company's former Chief Executive Officer's employment agreements, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at September 30, 2004 and December 31, 2003 was $21.8 million and $18.1 million, respectively, and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $197.3 million in the first nine months of 2004; $25.0 million in the one month ended September 30, 2003; and $196.4 million in the eight months ended August 31, 2003. We deducted this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $225.8 million in the first nine months of 2004; $24.9 million in the one month ended September 30, 2003; and $199.2 million in the eight months ended August 31, 2003.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $53.1 million in the first nine months of 2004; $10.6 million in the one month ended September 30, 2003; and $57.3 million in the eight months ended August 31, 2003.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense (benefit) are as follows (dollars in millions):

                                                                                  Successor                   Predecessor
                                                                       ---------------------------------      -----------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
    Current tax provision (benefit)..................................         $(2.2)             $  .6             $17.7
    Deferred tax provision...........................................          39.8               13.0               -
                                                                              -----              -----             -----

       Income tax expense on period income...........................         $37.6              $13.6             $17.7
                                                                              =====              =====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                                                                                   Successor                  Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
    Current tax provision (benefit)..................................       $   .8             $  .6              $(13.5)
    Deferred tax provision...........................................        114.9              13.0                 -
                                                                            ------             -----              ------

       Income tax expense (benefit) on period income.................       $115.7             $13.6              $(13.5)
                                                                            ======             =====              ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                   Successor                  Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
U.S. statutory corporate rate.........................................        35.0%            35.0%               35.0%
Valuation allowance...................................................         -                -                  25.8
Gain on debt restructuring............................................         -                -                 (39.7)
Subsidiary stock basis adjustment.....................................         -                -                 (21.8)
Other nondeductible expenses..........................................          .6               .1                 (.1)
State taxes...........................................................          .1               .9                  .2
                                                                              ----             ----               -----

         Effective tax rate...........................................        35.7%            36.0%                (.6)%
                                                                              ====             ====               =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                                    Successor
                                                                                         --------------------------------
                                                                                         September 30,       December 31,
                                                                                              2004               2003
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to worthless investment in Conseco Finance Corp...........     $ 1,545.6          $ 1,183.0
       Other..........................................................................         177.0               84.2
    Capital loss carryforwards........................................................         396.8              411.2
    Deductible temporary differences:
       Insurance liabilities..........................................................       1,677.0            1,688.0
       Reserve for loss on loan guarantees............................................         207.3              217.2
                                                                                           ---------          ---------

         Gross deferred tax assets....................................................       4,003.7            3,583.6
                                                                                           ---------          ---------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................         (79.6)             (80.9)
       Cost of policies purchased and cost of policies produced.......................        (738.8)            (716.3)
       Unrealized appreciation of investments.........................................        (169.1)            (123.0)
       Other..........................................................................        (328.3)            (301.3)
                                                                                           ---------          ---------

         Gross deferred tax liabilities...............................................      (1,315.8)          (1,221.5)
                                                                                           ---------          ---------

       Valuation allowance............................................................      (2,687.9)          (2,362.1)
                                                                                           ---------          ---------

         Net deferred tax assets......................................................           -                  -

Current income taxes prepaid..........................................................          12.2               24.6
                                                                                           ---------          ---------

Net income tax assets.................................................................     $    12.2          $    24.6
                                                                                           =========          =========

     Conseco and its affiliates are currently under examination by the Internal Revenue Service (the "IRS") for tax years ending December 31, 1999 through December 31, 2001. At the request of the Company, the IRS has commenced its examination of the Company for years ending December 31, 2002 through 2003. The outcome of these examinations is not expected to result in material adverse deficiencies, but may result in utilization or adjustment to the income tax loss carryforwards reported below, and is expected to resolve the Section 382 limitation and the life insurance limitation issues more fully discussed later.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net deferred tax assets totaled $2.7 billion at September 30, 2004. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on an ongoing basis. Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. As of September 30, 2004, we continue to believe that the realization of our net deferred income tax asset is uncertain and that a valuation allowance is required for our entire balance of net deferred income tax assets. We reached this conclusion after considering the losses realized by the Company in recent years, the uncertainties related to the tax treatment for the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

worthlessness of our investment in Conseco Finance Corp. ("CFC"), (which is more fully discussed below), and the likelihood of future taxable income and capital gains exclusive of reversing temporary differences and carryforwards.

     The reduction of any portion of our deferred income tax valuation allowance (including the capital loss carryforwards and net operating loss carryforwards) existing as of August 31, 2003, will be accounted for as a reduction of goodwill when utilized pursuant to SOP 90-7. If goodwill is eliminated, any additional reduction of the valuation allowance existing at August 31, 2003 will be accounted for as a reduction of other intangible assets until exhausted and thereafter as an addition to paid-in-capital. Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2003.............................................  $2,362.1
         Realization of deferred income taxes recognized
            in the current period(a)............................................    (114.9)
         Release of tax valuation reserve related to unrealized
            gains during the period(a)..........................................     (46.1)
         Recovery of amounts related to our bankruptcy and
            state taxes(a)......................................................      (5.9)
         Increase in deferred tax assets related to the worthlessness
            of CFC as further discussed below...................................     500.1
         Other..................................................................      (7.4)
                                                                                  --------

       Balance at September 30, 2004............................................  $2,687.9
                                                                                  ========

--------------

(a)  Goodwill has a corresponding reduction for these items.

     As of September 30, 2004, we had $4.9 billion of net operating loss carryforwards and $1.1 billion of capital loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of CFC discussed below), which expire as follows (dollars in millions):

                                         Operating loss carryforwards                        Capital loss carryforwards
                                   -------------------------------------------         -----------------------------------------
  Year of expiration               Subject to ss.382     Not subject to ss.382         Subject to ss.382   Not subject to ss.382
  ------------------               -----------------     ---------------------         -----------------   ---------------------
       2005...........................  $   .2              $    -                     $    2.7                 $ -
       2006...........................      .1                   -                          5.5                   -
       2007...........................     5.8                   -                        484.4                   -
       2008 ..........................     1.5                   -                        583.7                   -
       2009...........................    10.5                   -                          -                    57.4
       2010...........................     3.6                   -                          -                     -
       2011...........................      .5                   -                          -                     -
       2016...........................    20.9                   -                          -                     -
       2017...........................    51.3                   -                          -                     -
       2018...........................    57.8               4,452.4                        -                     -
       2019...........................      .7                   -                          -                     -
       2020...........................      .7                   -                          -                     -
       2023...........................   292.4                   -                          -                     -
       2024...........................      -                   23.1                        -                     -
                                        ------              --------                   --------                 -----

       Total..........................  $446.0              $4,475.5                   $1,076.3                 $57.4
                                        ======              ========                   ========                 =====

     The timing and manner in which we will utilize the net operating loss carryforwards and capital loss carryforwards in any year or in total may be limited by various provisions of the Internal Revenue Code (the "Code") (and interpretation thereof) and our ability to generate sufficient future taxable income in the relevant carryforward period.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     At the fresh-start date, we were required to estimate our tax basis in CFC in order to determine the tax loss carryforward related to the worthlessness of CFC. The determination of this amount and how the loss is recognized was subject to varied interpretations of various tax laws and regulations. During the third quarter of 2004, the Company and the IRS entered into a closing agreement which determined that the tax loss recognized on the worthlessness of CFC was $6.7 billion, instead of our original estimate of $5.4 billion. This determination resulted in $500.1 million of additional deferred tax assets being recognized. We also recognized a $500.1 million valuation allowance, as we have deemed it more likely than not that the deferred tax assets will not be realized. As this increase relates to the period prior to our emergence from bankruptcy, a reduction of any portion of the deferred income tax valuation allowance will be accounted for as a reduction of goodwill pursuant to SOP 90-7.

     The closing agreement with the IRS also determined that the loss recognized on the worthlessness of CFC is an ordinary loss for tax purposes and not a capital loss.

     The following paragraphs summarize some of the unresolved limitations and contingencies which exist with respect to the future utilization of the net operating loss carryforwards.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss. There is no limitation with respect to the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to the limitation described in the first sentence of this paragraph. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002-2003.

     The timing and manner in which the Company will be able to utilize some or all of its net operating loss carryforward may be limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its net operating losses if the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, we have determined that this limitation applies to the Company. In order to determine the amount of this limitation we must determine how much of our net operating loss carryforward relates to the period prior to our emergence from bankruptcy (such amount will be subject to the 382 limitation) and how much relates to the period after emergence (such amount will not be subject to the 382 limitation). When the Company filed its 2003 federal income tax return, it elected to specifically identify transactions in each period and record it in the period it actually occurred. We believe this election will result in the loss related to CFC being treated as post emergence and therefore not subject to the Section 382 limitation. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002-2003.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CHANGES IN DIRECT CORPORATE OBLIGATIONS

       Notes payable representing direct corporate obligations of the Company at September 30, 2004 and December 31, 2003, were as follows (dollars in millions):

                                                                                                     Successor
                                                                                           -------------------------------
                                                                                           September 30,      December 31,
                                                                                               2004               2003
                                                                                               ----               ----
$800.0 million secured credit agreement ("Credit Facility").............................       $798.0            $    -
$1.3 billion credit agreement ("Previous Credit Facility")..............................          -               1,300.0
Unamortized issuance costs..............................................................         (9.4)                -
                                                                                               ------            --------

     Direct corporate obligations.......................................................       $788.6            $1,300.0
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

     We are required to make quarterly principal payments of $2.0 million commencing on September 30, 2004, and continuing until March 31, 2010. The remaining balance of $754.0 million is due on June 22, 2010. The borrowings bear interest, payable at least quarterly, based on either a eurodollar rate or a base rate. The eurodollar rate is equal to LIBOR plus 4 percent. The base rate is equal to: (i) the greater of: (a) the Federal funds rate plus .50 percent; or
(b) Bank of America's prime rate; plus (ii) 3 percent. The margins on the eurodollar rate and the base rate were each reduced by .5 percent during the third quarter of 2004 as the Company's senior secured long-term debt was rated at least B2 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook. On September 30, 2004, the interest rate on our Credit Facility was 5.33 percent.

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

     The Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 19 percent at September 30, 2004); (ii) an interest coverage ratio greater than or equal to 1.85:1.0 for the quarter ending September 30,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

2004, 2.00:1.0 for each rolling four quarters ending (or, if less, the number of full quarters commencing after June 22, 2004) during the period October 1, 2004 through June 30, 2007, and 2.50:1.0 for the four quarters ending September 30, 2007 and for each rolling four quarters thereafter (such ratio exceeded 2.85:1.0 for the quarter ending September 30, 2004); (iii) EBITDA, as defined in the Credit Facility, greater than or equal to $725.0 million for each rolling four quarters ending during the period July 1, 2004 through December 31, 2005, $775.0 million for each rolling four quarters ending during the period January 1, 2006 through December 31, 2006, and $825.0 million for each rolling four quarters thereafter (such amount was greater than $1.0 billion for the four quarters ended September 30, 2004); (iv) an aggregate risk-based capital ratio, as defined in the Credit Facility, greater than or equal to 240 percent for each quarter ending during the period from September 30, 2004 through March 31, 2005, 245 percent for each quarter ending during the period June 30, 2005 through March 31, 2006, and 250 percent for each quarter ending thereafter (such ratio exceeded the minimum risk-based capital requirement at September 30, 2004); (v) a combined statutory capital and surplus level, as defined in the Credit Facility of greater than $1,270.0 million (combined statutory capital and surplus at September 30, 2004 exceeded such requirement); and (vi) specified investment portfolio requirements (such investment portfolio requirements were met at September 30, 2004).

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

     EXECUTIVE TERMINATION

     In the third quarter of 2004, the Company terminated the employment of William J. Shea, the Company's former Chief Executive Officer. Pursuant to Mr. Shea's employment agreement dated May 27, 2003 and other compensation arrangements, Mr. Shea received or is entitled to the following amounts or benefits:

     (i)    A $6.25 million cash severance payment.

     (ii) Mr. Shea became immediately vested in 240,753 shares of restricted stock and 240,753 stock options with an exercise price of $16.40 per share. The stock options may be exercised at any time through November 11, 2004. All remaining stock options or restricted stock granted to Mr. Shea did not vest and were cancelled. We recognized compensation expense of $2.0 million during the third quarter of 2004 related to the vesting of the aforementioned restricted shares and stock options.

     (iii) A pro rata portion of his 2004 bonus which is estimated to be $.6 million.

     (iv) Certain supplemental retirement, insurance and other benefits for which we recognized expenses of $2.4 million during the third quarter of 2004.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EXECUTIVE HIRING

     In the third quarter of 2004, the Company hired William S. Kirsch as its President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Kirsch received a payment of $1.7 million and was granted options to purchase an aggregate of 400,000 shares of Conseco common stock at a price of $16.20 per share (the closing price on the New York Stock Exchange on the date of the grant). The options vest over four years with one-fourth vesting on each anniversary of the grant date. The options expire on August 17, 2014. The Company also issued 400,000 shares of restricted stock to Mr. Kirsch with one-half vesting on the second anniversary of the grant date and an additional one-fourth vesting on the third and fourth anniversary of the grant date, respectively. The value of the restricted shares ($6.5 million) will be recognized as an expense to the Company over the four year vesting period. The Company also incurred $.6 million of professional fees and other expenses related to the executive transition.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2004, the Emerging Issues Task Force issued Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides additional guidance on determining whether an impairment of an investment is other-than-temporary. EITF 03-01 also includes guidance on accounting for an investment subsequent to an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in EITF 03-01 is effective for the quarter ended September 30, 2004. However, certain guidance related to determining when an impairment of an investment is other than temporary has been delayed pending the issuance of additional guidance. The guidance effective for the quarter ended September 30, 2004 did not significantly change our procedures for evaluating impairments, although additional disclosures have been added to the notes to the consolidated financial statements. We will evaluate the impact of the additional guidance when it is finalized.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

of SFAS 150 in determining that the Class B mandatorily convertible preferred stock issued in the second quarter of 2004 is properly classified as a component of shareholders' equity.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance company disclosure and accounting matters including the appropriate accounting for: (i) separate accounts; (ii) additional interest (for example, persistency bonus) accruing to the investment contract holder; (iii) the liability for contracts where the amounts assessed against the contract holder each period are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years; (iv) potential benefits to annuity holders in addition to their account balance; (v) sales inducements to contract holders; and (vi) other provisions. The Company sold most of its separate account business in 2002. Accordingly, the new guidance related to separate accounts will have no impact on the Company's consolidated financial position, results of operations or cash flows. As a result of our adoption of fresh start accounting, we were required to revalue our insurance product liabilities and record them at their estimated fair market value. In calculating the value of the liabilities for insurance and asset accumulation products, we followed the guidance of SOP 03-01. We have changed the way we classify the costs related to sales inducements in accordance with the new guidance. However, such change was not material. Our reserve for persistency bonus benefits was $317.2 million at September 30, 2004.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuit was stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date of the Plan is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and has been set for hearing on November 19, 2004. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC ("Conseco Services"), related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen
C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco v. Adams, et al., Case No. 03A 04545 9 (Bankr. Northern District, Illinois); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-536 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana); Conseco v. Dick, Case No. 04L 002811 (Circuit Court, Cook County, Illinois) Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Cuneo, et al., Case No. 1:04-CV-0929-DFH-WTL (Southern District, Indiana); Conseco Services v. Murray., Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Services v. Gongaware, Case No. 29D02-0404-CC-380 (Superior Court, Hamilton County, Indiana). David Decatur filed for bankruptcy on May 12, 2004. The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. We have reached a settlement agreement with Thomas J. Kilian. On October 20, 2004, the judge in the Conseco Services v. Hilbert case granted partial final summary judgment in favor of Conseco Services in the amount of $62.7 million plus interest. Mr. Hilbert has filed a notice of appeal.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services and certain of our current and former officers (Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. On March 22, 2004, plaintiffs filed an amended complaint and added additional former officers as named defendants and dismissed Conseco, Inc. as a party. We filed a motion to dismiss the amended complaint on June 1, 2004. On July 30, 2004, the Russell matter was dismissed. On August 25, 2004, the plaintiffs filed a notice of appeal in the 7th Circuit Court of Appeals. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company, filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana)). On March 15, 2004, RLI filed an amended complaint adding Conseco Services as an additional defendant. On July 28, 2004, we filed a motion to stay the RLI matter until Russell is resolved. On September 2, 2004, RLI filed a motion for judgment on all counterclaims. On October 5, 2004, our motion to stay this matter was granted. We believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against our Predecessor, Conseco Services and two former officers in the Circuit Court of Boone County, Indiana (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs asserted that unvested options to purchase 756,248 shares of our Predecessor's common stock should have been vested at Mr. Inlow's death. The heirs further claimed that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. The maximum exposure to the Company for this lawsuit was estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. A settlement agreement has been reached by all of the parties.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. In March 2004, the remaining plaintiff filed a motion to substitute plaintiff, to which Philadelphia Life has objected. We expect the court to set a trial date during the June 2005 trial term. On September 27, 2004, Philadelphia Life was named in a purported nationwide class action filed by the same plaintiff's attorney seeking unspecified damages in the District Court of Clark County, Nevada (Emma Gilbertson individually and on behalf of others similarly situated v. Conseco Life Insurance Company f/k/a Philadelphia Life Insurance Company, Cause No. A492738), alleging breach of contract pertaining to notice of premium increases. Philadelphia Life believes both lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

     The Company and its subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have been named in purported class actions and an individual lawsuit alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. Many of these nationwide purported class action lawsuits were filed in Federal courts across the United States. The Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the case now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). Other nationwide purported class actions and an individual lawsuit are filed in Illinois, Indiana and California state courts. The case filed in Illinois state court is Barry A. Feinberg, Trustee of the Linda Leventhal Irrevocable Trust, individually and on behalf of all other persons and entities similarly situated v. Conseco Life Insurance Company, f/k/a Massachusetts General Life Insurance Company, Case No. 04CH17937 (Circuit Court, Cook County, Illinois). Those cases filed in Indiana state courts have been consolidated into the case now referred to as Alene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Those cases filed in California state courts are as follows: Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark Peters Insurance Services, Inc., Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case 04 CV 125 LAB (BLM) (Superior Court, San Diego County, California); Steven Rose, on Behalf of Himself and All Others Similarly Situated, and on Behalf of the General Public for the State of California v. Conseco Life Insurance Company, Case No. GIC 827178 (Superior Court, San Diego County, California); Alfonso Tamayo, individually and on behalf of all others similarly situated and on behalf of the General Public v. Conseco Life Insurance Co., Inc., an Indiana Corp., successor to Philadelphia Life Insurance Co. and formerly doing business as Massachusetts General Life Insurance Company, Case No 04-431660 (Superior Court, San Francisco County, California). We have filed a motion with the Judicial Council of California requesting consolidation of all the California state court cases.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On February 7, 2003, the Company's subsidiary, Conseco Life Insurance Company, was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas (Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company, and Pete Ramirez, III Cause No. 2003-CCL-102-C). On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services as an additional defendant. On March 5, 2004, the complaint was amended a second time naming additional plaintiffs. The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleged, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. The parties have reached a settlement agreement on a class wide basis. On October 14, 2004, the judge signed an order preliminarily approving the settlement. The hearing for final approval is set for January 31, 2005.

     On December 30, 2002 and December 31, 2002, four suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. In August 2004, the parties agreed to a settlement of these four suits.

     On September 21, 1999, Conseco Health Insurance Company ("Conseco Health"), Conseco Services, Performance Matters Associates (one of our subsidiaries), and a subsidiary officer were named in an action seeking damages in the United States District Court for the Northern District of Alabama (Danny McFarlin; Tennessee Capitol Associates, Inc.; Neal Nielsen; Group Marketing Services, Inc.; Eleanor D. Newman; Dick Manley; Commonwealth General Group, Inc.; Robert
E. Taylor; Benefits of America Limited, Inc.; and Daniel Smith v. Conseco, Inc.; Conseco Services, LLC.; Conseco Health Insurance f/k/a Capitol American Life Insurance Company; Consolidated Marketing Group; Suncoast Fringe Benefits, Inc.; Performance Matters Associates, Inc.; Christopher L. Weaver; Jim Hobbs, Mike Foster and David King; Cause No: 99-CV-2282-S) alleging among other things fraud, tortious interference with business and contractual relations, conspiracy, breach of contract, unjust enrichment, extortion and interstate travel in aid of extortion under the Racketeer Influenced and Corrupt Organization Act ("RICO") and mail/wire fraud under RICO. The case concerns the consolidation of plaintiffs' independent marketing organizations under a wholly owned subsidiary of Conseco. In May 2003, the Court dismissed the tortious interference claim as to Conseco Health, the breach of contract claims as to all defendants other than Conseco Health, and the extortion-related RICO claims as to all defendants on summary judgment. The case was on appeal to the 11th Circuit Court of Appeals but was recently remanded to the district court and is currently set for trial in March 2005. Conseco believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                  Successor                   Predecessor
                                                                       ---------------------------------     --------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Cash flows from operating activities:
   Net income......................................................        $ 208.4            $ 24.2          $ 2,201.7
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for losses........................................            -                 -                 55.6
       Amortization and depreciation...............................          294.8              30.3              372.1
       Income taxes................................................          127.4              13.9               31.4
       Insurance liabilities.......................................          239.4              35.8              263.5
       Accrual and amortization of investment income...............          151.7               (.7)              43.2
       Deferral of policy acquisition costs........................         (267.1)            (25.6)            (287.5)
       Reorganization items........................................            -                 -             (2,157.0)
       Net realized investment (gains) losses......................          (27.5)             (6.7)               5.4
       Discontinued operations.....................................            -                 -                (16.7)
       Gain on extinguishment of debt..............................           (2.8)              -                  -
       Other.......................................................           49.1             (18.7)             235.6
                                                                           -------            ------          ---------

         Net cash provided by operating activities.................        $ 773.4            $ 52.5          $   747.3
                                                                           =======            ======          =========

Non-cash items not reflected in the investing and financing
   activities sections of the consolidated statement of cash flows:
     Issuance of common stock under stock option and employee
       benefit plans...............................................          $12.2             $ -                $.3
     Issuance of convertible exchangeable preferred shares.........           41.4               5.3               -


     At September 30, 2004, restricted cash consisted of: (i) $15.0 million held in an escrow account pursuant to a settlement with the Securities and Exchange Commission and the New York Attorney General concerning their joint investigation into market timing in variable annuities issued by a former subsidiary of Old Conseco; (ii) $3.8 million held in trust for the payment of bankruptcy-related professional fees; and (iii) $.1 million of segregated cash held for the benefit of the former holders of TOPrS.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at September 30, 2004, and the consolidated results of operations for: (i) the three and nine months ended September 30, 2004; (ii) the one month ended September 30, 2003; (iii) the two months ended August 31, 2003; and (iv) the eight months ended August 31, 2003, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

     o our ability to satisfy the requirements of Section 404 of the Sarbanes Oxley Act in a timely manner;

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

     We conduct our business operations through two primary operating segments, based primarily on method of product distribution, and a third segment comprised of businesses in run-off. Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through the following segments:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and fixed annuities to the senior market through exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

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

     While we believe that we currently have adequate internal control procedures in place, we are subject to uncertainties related to recent legislation requiring companies to evaluate internal controls for financial reporting under Section 404 of the Sarbanes Oxley Act of 2002.

     We are continuing to take action to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 ("Section 404"), which will require us to include a report in our Form 10-K for the year ending December 31, 2004 containing an assessment of the effectiveness of our internal control structure and procedures for financial reporting as of December 31, 2004. Our external auditors are required to attest to, and report on, the assessment made by management. We have substantially completed procedures to document our internal controls and have implemented various enhancements which are designed to improve our internal controls. We are currently testing our internal controls to confirm that such controls are designed properly and operating effectively. When our testing identifies potential weaknesses, we are taking necessary remediation actions. After our tests are completed, our external auditors perform additional procedures and tests of our internal controls.

     Our efforts to comply with Section 404 are complicated by the substantial number of acquisitions undertaken by our Predecessor and the resulting number of policy administration systems we use to process our business. We have several initiatives underway to eliminate duplicate processing systems by converting similar business accounted for on multiple systems to a fewer number of systems. However, many of these initiatives have only recently been adopted, and will not be implemented prior to the required attestation as of December 31, 2004.

     The new regulations have resulted in increased expenses and the commitment of significant managerial resources. We have retained a large international accounting firm and a number of consultants to assist us in completing the required procedures.

     While we anticipate being able to fully satisfy the requirements of Section 404 in a timely manner, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of these actions on our operations. In addition, since the new rules are subject to varying interpretations, there is uncertainty regarding how compliance will be measured.

     If we are unable to timely assess the effectiveness of our internal controls under Section 404, or if we or our external auditors discover any material weaknesses related to our internal controls which would preclude us from determining that our internal controls are effective, investor confidence could be adversely affected and cause our stock price to decline.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We also experienced increased agent attrition, which in some cases led us to increase agents' commissions or sales incentives in order to retain agents. For example, the number of producing agents selling products through the Conseco Insurance Group segment decreased by approximately 45 percent to 9,100 at December 31, 2003 compared to a year earlier. The number of career agents selling products through the Bankers Life segment remained at approximately 4,000 throughout 2003. We implemented agent sales incentive programs to retain the career agency force during periods of negative media coverage, decreased ratings and increased competitive activity from agents selling competitors' products. The total cost for the agent incentive programs during 2003 and 2002 was $17 million.

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

     We continue to be involved in various legal proceedings that arose in the context of our restructuring. For example, since our August 2002 announcement that we would seek to restructure our capital, we and/or our Predecessor and several of our former, and in some instances current, officers and directors have been named as defendants in lawsuits, including class action lawsuits, alleging, among other things, securities fraud and breaches of fiduciary duty under ERISA. While we were discharged from pre-petition obligations of our Predecessor in connection with the bankruptcy, we still owe indemnity obligations to some of our current and former officers and directors for expenses and losses they may incur in connection with these lawsuits. Our ultimate financial exposure with respect to this indemnity may be limited by the availability of insurance, but not all of the cases relating to periods prior to our bankruptcy are so limited and we cannot predict with certainty what our ultimate liability in these cases may be.

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

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products view ratings as an important factor in determining which insurer's products to market or purchase. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The lowered ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase during 2002 and 2003 and the first half of 2004. We also experienced increased agent attrition, which

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in some cases led us to increase commissions or sales incentives in an effort to retain them. These events have had a negative effect on our ability to market our products and attract and retain agents, which in turn negatively affected our financial results. Such financial strength ratings were upgraded in the second quarter of 2004, and again in the third quarter of 2004 by Moody's, for our primary insurance subsidiaries, other than Conseco Senior Health Insurance Company ("Conseco Senior"). The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P and Moody's are "B++ (Very
Good)," "BB+" and "Ba1," respectively, except that the current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B
(Fair)," "CCC" and "Caa1," respectively. A "B++" rating from A.M. Best is the fifth highest of sixteen possible ratings, and a "B" rating from A.M. Best is the seventh highest of sixteen possible ratings. A "BB+" rating from S&P is the eleventh highest of twenty-one possible ratings, and a "CCC" rating from S&P is the eighteenth highest of twenty-one possible ratings. A "Ba1" rating from Moody's is the eleventh highest of twenty-one possible ratings, and a "Caa1" rating from Moody's is the seventeenth highest of twenty-one possible ratings. Most of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

     Our Plan contemplated that our insurance subsidiaries would achieve an "A" category rating from A.M. Best approximately by the end of 2004. Based on recent discussions with A.M. Best, they will not review our insurance subsidiaries for a possible upgrade until at least June 2005. We believe the following past and expected future accomplishments will warrant an upgrade to an "A" category rating from A.M. Best: (i) the improved capital position of our insurance subsidiaries; (ii) our lower debt to capital ratio following the completion of the offerings referred to in the notes to our consolidated financial statements included in this Form 10-Q entitled "Changes in Common Stock and Preferred Stock"; (iii) our current expectation of future financial results; and (iv) the results of various other initiatives. However, the decision to upgrade is a subjective one that will be made if and when A.M. Best believes it is warranted. If we fail to achieve and maintain an "A" category rating from A.M. Best, sales of our insurance products could fall further, we may face further defections among our independent and career sales force, and existing policyholders may redeem or allow their policies to lapse, adversely affecting our financial results, which in turn could lead to further downgrades.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. Also, we have agreed with the Texas Department of Insurance to provide up to 30 days prior notice of the payment of dividends by an insurance subsidiary to any non-insurance company parent. Prior to their release on November 19, 2003, we were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, limited the ability of our insurance subsidiaries to pay dividends to any non-insurance company parent without prior approval. The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries would have been able to pay to us in each of the last two fiscal years without obtaining specific approval from state insurance regulators, assuming that the Texas consent orders released in November 2003 had not been in effect (dollars in millions):

                                                                               2003             2002
                                                                               ----             ----
     Dividends.............................................................   $340.6           $230.8
     Surplus debenture interest............................................     52.1             56.0
                                                                              ------           ------

         Total that was available to be paid ..............................   $392.7           $286.8
                                                                              ======           ======

     Our business may be adversely impacted as a result of our substantial indebtedness, which requires the use of a substantial portion of our excess cash flow and may limit our access to additional capital.

     We continue to have significant indebtedness after our emergence from bankruptcy. As of September 30, 2004, we had $798.0 million of indebtedness under our Credit Facility. The following table sets forth the aggregate amount of our debt payment obligations, including estimated interest, for the periods indicated (dollars in millions):

                                                         Three months
                                                             ended
                                                         December 31,
                                                             2004      2005      2006     2007    2008      Total
                                                             ----      ----      ----     ----    ----      -----
     Scheduled principal payments..........................  $ 2.0     $ 8.0     $ 8.0    $ 8.0   $ 8.0    $ 34.0
     Projected interest payments ..........................   10.9      42.9      42.4     42.0    41.6     179.8
                                                             -----     -----     -----    -----   -----    ------

         Total debt service................................  $12.9     $50.9     $50.4    $50.0   $49.6    $213.8
                                                             =====     =====     =====    =====   =====    ======

     As of September 30, 2004, our debt to total capital ratio was 17 percent. This ratio is higher than the ratio of some of our competitors.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     S&P and Moody's have assigned ratings on our senior secured debt of "BB- (Marginal)" and "B2 (Poor)", respectively. In S&P's view, an obligation rated "BB-" is less vulnerable to 0nonpayment than other speculative issues, but the obligor currently has the capacity to meet its commitment on the obligation. S&P has a total of twenty-two separate categories in which to rate senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)". A "BB-" rating is the thirteenth highest rating. In Moody's view, an obligation rated "B" generally lacks characteristics of a desirable investment, and any assurance of interest or principal payments or of maintenance of other terms of the contract over any long period of time may be small. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)". A "B2" rating is the fifteenth highest rating. Our current senior debt ratings may restrict our access to capital.

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

     Our Credit Facility imposes a number of covenants and financial ratios that we must meet or maintain. For example, we must:

     o have earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, of greater than or equal to $725.0 million for each rolling four quarters ending during the period July 1, 2004 through December 31, 2005, $775.0 million for each rolling four quarters ending during the period January 1, 2006 through December 31, 2006, and $825.0 million for each rolling four quarters thereafter. This amount was greater than $1.0 billion for the four quarters ended September 30, 2004;

     o have a debt to total capitalization ratio, as defined in the Credit Facility, of not more than 25 percent at all times. At September 30, 2004, our debt to total capitalization ratio was 19 percent;

     o have an interest coverage ratio of greater than or equal to 1.85:1.0 for the quarter ending September 30, 2004, 2.00:1.0 for each rolling four quarters ending (or, if less, the number of full quarters commencing after June 22, 2004) during the period October 1, 2004 through June 30, 2007, and 2.50:1.0 for the four quarters ending September 30, 2007 and for each rolling four quarters thereafter. Such ratio exceeded 2.85:1.0 for the quarter ending September 30, 2004.

     Although we believe we are on track to meet and/or maintain these covenants and financial ratios, our ability to do so may be affected by events outside of our control. If we default under these requirements, the lenders could declare all outstanding borrowings immediately due and payable, the aggregate amount of which was $798.0 million as of September 30, 2004. We presently do not have sufficient liquidity to repay these borrowings if they were to be accelerated, and we may not have sufficient liquidity in the future and may not be able to borrow money from other lenders to enable us to refinance these loans. Accordingly, if we default under these requirements and the loans are accelerated, we may be forced to seek bankruptcy protection again.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Most of our supplemental health policies allow us to increase premium rates when warranted by our actual claims experience. These rate increases must be approved by the applicable state insurance departments, and we are required to submit actuarial claims data to support the need for the rate increases. The re-rate application and approval process on supplemental health products is a normal recurring part of our business operations and reasonable rate increases are typically approved by the state departments as long as they are supported by actual claims experience and are not unusually large in either dollar amount or percentage increase. For policy types on which rate increases are a normal recurring event, our estimates of insurance liabilities assume we will be able to raise rates if the blocks warrant such increases in the future. The loss ratio for our long-term care products included in the other business in run-off segment has increased in recent periods and was 103 percent during the nine months ended September 30, 2004. We will have to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected. During 2002 and 2003, we filed for and received approval on rate increases totaling $44 million and $37 million, respectively, relating to this long-term care business that had approximately $400 million of collected premiums.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,500 home health care policies which are obligations of one of our other insurance subsidiaries, Washington National Insurance Company ("Washington National"). The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies issued in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

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

     Our Bankers Life segment has offered long-term care insurance since 1985. Bankers Life's claim experience on its long-term care blocks has generally been lower than its pricing expectations. However, the lapses on these policies have been lower than our pricing expectations which is expected to result in higher loss ratios in the future. Our acquired blocks of long-term care insurance included in the other business in run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of the business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have requested and received approval for numerous premium rate increases in recent years on these blocks. Even with the various rate increases, these blocks experienced loss ratios of 103 percent in the nine months ended September 30, 2004, 103 percent in the four months ended December 31, 2003, 170 percent in the eight months ended August 31, 2003, 139 percent in 2002 and 96 percent in 2001. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     For example, policyholder redemptions of annuity and, to a lesser extent, life products increased following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of insurance intangibles to write off the balance associated with the redeemed policies. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002. Such additional amortization was not significant in 2003 and the first nine months of 2004.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Our Conseco Insurance Group segment has experienced declining sales and expense levels that exceed product pricing. We have adopted several initiatives designed to improve these operations, including focusing sales efforts on higher margin products, such as our specified disease products; reducing operating expenses by eliminating or reducing the costs of marketing some of our products; personnel reductions and streamlined administrative procedures; increasing retention rates on our more profitable blocks of inforce business; stabilizing the profitability of the long-term care block of business in run-off sold through independent agents through premium rate increases, improved claim adjudication procedures and other actions as necessary; and combining legal insurance entities to improve the efficient use of capital and eliminate the costs of separate financial reporting requirements. Conseco Insurance Group has 29 separate policy administration systems for its three main lines of business: life, health and annuities. Many of our initiatives are intended to address issues resulting from the substantial number of acquisitions undertaken by our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisition of 44 separate insurance companies. Our future performance depends, in part, on our ability to successfully integrate these prior acquisitions. This process of integration may involve unforeseen expenses, complications and delays, including, among other things, further difficulties in integrating the systems and operations of the acquired companies, and our current initiatives may be inadequate to address such issues. In addition, some of our initiatives have only recently been adopted, and may not be successfully implemented. Our initiatives include the elimination of duplicate processing systems by converting similar business currently accounted for on multiple systems to a much smaller number of systems. We expect to spend over $35 million on capital expenditures in 2004 (including amounts related to these initiatives). Even if we are able to successfully implement these measures, these measures alone may not be sufficient to improve our results of operations.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o Our actively managed fixed maturity investments are subject to a deterioration in the ability of the issuer to make timely repayment of the securities. This risk is significantly greater with respect to below-investment grade securities, which comprised 3.7 percent of our actively managed fixed maturity investments as of September 30, 2004. We have sustained substantial credit-related investment losses in recent periods when a number of large, highly leveraged issuers experienced significant financial difficulties resulting in our recognition of other-than-temporary impairments. For example, we have recognized other-than-temporary declines in value of several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $17.8 million in the nine months ended September 30, 2004; $9.6 million in the four months ended December 31, 2003; $51.3 million in the eight months ended August 31, 2003; $556.8 million in 2002; and $361.7 million in 2001.

     In order to reduce our exposure to similar credit losses, we have taken a number of specific steps, including:

     o reducing the percentage of below-investment grade fixed maturity investments from 5.9 percent at December 31, 2001 to 3.7 percent at September 30, 2004;

     o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer risks; and

     o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     Our structured security investments, which comprised 25 percent of our actively managed fixed maturity investments at September 30, 2004, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. To the extent that structured security investments prepay faster than the expected rate of repayment, refinancing or default on the assets underlying the securities, such investments, which have a cost basis in excess of par, may be redeemed at par, thus resulting in a loss.

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

     Our profitability may be directly affected by the level of and fluctuations in interest rates. While we monitor the interest rate environment and have previously employed hedging strategies designed to mitigate the impact of changes in interest rates, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Our ability to adjust for such a compression is limited by virtue of the guaranteed minimum rates that we must credit to policyholders on certain of our products, as well as by the fact that we are able to reduce the crediting rates on most of our products only at limited, pre-established intervals. As of December 31, 2003, approximately 40 percent of our insurance liabilities were subject to interest rates that may be reset annually; 45 percent have a fixed explicit interest rate for the duration of the contract; 10 percent have credited rates which approximate the income we earn; and the remainder have no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. The profits from many non-spread-based insurance products, such as long-

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

term care policies, are adversely affected when interest rates decline because we may be unable to reinvest the cash flows generated from premiums received and our investment portfolio at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability but do not currently employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

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

     Upon our emergence from bankruptcy, we revalued our assets and liabilities to estimated fair value as of August 31, 2003 and established our capital accounts at the reorganization value determined in conjunction with our Plan. We recorded the $1,141.6 million of reorganization value which could not be attributed to specific tangible or identified intangible assets as goodwill.

     Under GAAP, we are required to evaluate our goodwill and other intangible assets for impairment on an annual basis,

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

or more frequently if there is an indication that an impairment may exist. If certain criteria are met, we are required to record an impairment charge. We obtained independent appraisals to determine the value of the Company in conjunction with the preparation of our Plan which indicated no impairments of our goodwill or other intangible assets existed. However, we cannot assure you that we will not have to recognize an impairment charge in future periods.

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

     We have been operating under heightened scrutiny from state insurance regulators. For example, our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, on behalf of itself and its subsidiaries, entered into consent orders with the Commissioner of Insurance for the State of Texas on October 30, 2002, which were formally released on November 19, 2003. These consent orders applied to all of our insurance subsidiaries and, among other requirements, restricted the ability of our insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. Notwithstanding the release of these consent orders, we agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent, and to provide information periodically concerning our financial performance and condition. As noted above, state laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future. In addition, we may need to contribute additional capital to improve the risk based capital ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover policyholder benefits. While we currently expect to fund our capital needs for the next several years from our operations, if those prove to be insufficient we may need to raise additional funds through future financings and, if we are unable to raise additional funds, we may need to curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to the shares currently outstanding. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                                                                                   Successor                  Predecessor
                                                                       --------------------------------       -----------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Earnings (losses) before taxes:
    Bankers Life (a).................................................        $ 54.2             $ 24.9         $   43.0
    Conseco Insurance Group (b)......................................          68.0               20.8            230.8
    Other Business in Run-off (c)....................................          17.5                3.4            (99.5)
    Corporate operations (d).........................................         (34.8)             (11.3)         2,084.7
                                                                             ------             ------         --------

    Income before income taxes and
       discontinued operations.......................................        $104.9             $ 37.8         $2,259.0
                                                                             ======             ======         ========

                                                                                   Successor                  Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Earnings (losses) before taxes:
    Bankers Life (a).................................................      $ 175.7             $ 24.9         $   159.6
    Conseco Insurance Group (b)......................................        202.8               20.8             299.9
    Other Business in Run-off (c)....................................         49.8                3.4            (171.3)
    Corporate operations (d).........................................       (104.2)             (11.3)          1,884.0
                                                                           -------             ------          --------

    Income before income taxes and
       discontinued operations.......................................      $ 324.1             $ 37.8          $2,172.2
                                                                           =======             ======          ========

----------------

(a) The earnings before taxes of the Bankers Life segment included realized gains (losses), net of related amortization, of $(1.6) million and $9.8 million for the three and nine months ended September 30, 2004, respectively; $2.8 million in the one month ended September 30, 2003; $1.4 million in the two months ended August 31, 2003; and $5.0 million in the eight months ended August 31, 2003.

(b) The earnings before taxes of the Conseco Insurance Group segment included realized gains (losses), net of related amortization, of $.4 million and $6.1 million for the three and nine months ended September 30, 2004, respectively; $3.7 million in the one month ended September 30, 2003; $(36.1) million in the two months ended August 31, 2003; and $(16.2) million in the eight months ended August 31, 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

(c) The earnings (losses) before taxes of the Other Business in Run-off segment included realized gains (losses), net of related amortization, of $1.0 million and $2.8 million for the three and nine months ended September 30, 2004, respectively; $.6 million in the one month ended September 30, 2003; $.9 million in the two months ended August 31, 2003; and $6.3 million in the eight months ended August 31, 2003.

(d) The losses before taxes in our Corporate operations segment included: (i) realized gains (losses) of nil and $(2.8) million for the three and nine months ended September 30, 2004, respectively; $(.4) million in the one month ended September 30, 2003; $(1.6) million in the two months ended August 31, 2003; and $(.1) million in the eight months ended August 31, 2003; and (ii) venture capital income (loss) of $(2.7) million in the one month ended September 30, 2003; $2.0 million in the two months ended August 31, 2003; and $10.5 million in the eight months ended August 31, 2003. There was no venture capital income (loss) in the 2004 periods.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions)

                                                                                   Successor                  Predecessor
                                                                       ---------------------------------      -----------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums and asset accumulation product collections:
     Annuities.....................................................       $  254.2           $   63.5           $  149.4
     Supplemental health...........................................          294.3               96.6              191.6
     Life..........................................................           46.4               12.0               30.3
                                                                          --------           --------           --------

       Total premium collections...................................       $  594.9           $  172.1           $  371.3
                                                                          ========           ========           ========

Average liabilities for insurance products:
       Annuities:
         Mortality based...........................................       $  357.7           $  324.6           $  290.6
         Equity-linked.............................................          278.4              262.3              264.0
         Deposit based.............................................        3,569.4            3,112.9            3,035.3
       Health......................................................        2,832.6            2,597.0            1,965.7
       Life:
         Interest sensitive........................................          336.4              333.3              328.1
         Non-interest sensitive....................................          748.1              743.9              653.7
                                                                          --------           --------           --------

         Total average liabilities for insurance
           products, net of reinsurance ceded......................       $8,122.6           $7,374.0           $6,537.4
                                                                          ========           ========           ========

Revenues:
     Insurance policy income.......................................       $  355.3           $  111.7           $  227.0
     Net investment income:
       General account invested assets.............................          108.0               32.4               66.9
       Equity-indexed products based on the change
         in value of the S&P 500 Call Options......................           (2.9)              (1.4)               1.7
       Trading account income related to policyholder
         and reinsurer accounts....................................            9.7                6.4                -
       Change in value of embedded derivatives
         related to modified coinsurance agreements................           (9.7)              (6.4)               -
     Net realized investment gains.................................            2.5                2.8                1.7
     Fee revenue and other income..................................             .1                 .4                 .2
                                                                          --------           --------           --------

         Total revenues............................................          463.0              145.9              297.5
                                                                          --------           --------           --------

Expenses:
     Insurance policy benefits.....................................          281.6               83.1              177.8
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below....................           37.8               12.6               24.2
       Equity-indexed products based on
         S&P 500 Index.............................................           (1.3)              (1.2)               3.3
     Amortization expense..........................................           48.8               15.5               29.1
     Interest expense on investment borrowings.....................             .6                 .2                 .6
     Other operating costs and expenses............................           41.3               10.8               19.5
                                                                          --------           --------           --------

         Total benefits and expenses...............................          408.8              121.0              254.5
                                                                          --------           --------           --------

Income before income taxes and
   discontinued operations.........................................       $   54.2           $   24.9           $   43.0
                                                                          ========           ========           ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                  Successor                   Predecessor
                                                                       ---------------------------------      ------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Health loss ratios:
     All health lines:
       Insurance policy benefits...................................        $235.5              $73.0            $147.5
       Loss ratio (a)..............................................        78.70%             75.73%            76.36%

     Medicare Supplement:
       Insurance policy benefits...................................        $112.3              $35.3             $63.5
       Loss ratio (a)..............................................        70.19%             66.50%            59.83%

     Long-Term Care:
       Insurance policy benefits...................................        $120.3              $37.2             $82.1
       Loss ratio (a)..............................................        89.10%             87.81%            96.60%
       Interest-adjusted loss ratio (b)............................        62.01%             62.37%            79.27%

     Other:
       Insurance policy benefits...................................          $2.9                $.5              $1.9
       Loss ratio (a)..............................................        68.58%             52.48%            92.61%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                  Successor                    Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums and asset accumulation product collections:
     Annuities.....................................................       $  661.9           $   63.5           $  698.4
     Supplemental health...........................................          890.6               96.6              759.6
     Life..........................................................          130.5               12.0              102.7
                                                                          --------           --------           --------

       Total premium collections...................................       $1,683.0           $  172.1           $1,560.7
                                                                          ========           ========           ========

Average liabilities for insurance products:
       Annuities:
         Mortality based...........................................       $  357.1           $  324.6           $  286.5
         Equity-linked.............................................          272.2              262.3              264.8
         Deposit based.............................................        3,421.2            3,112.9            2,847.7
       Health......................................................        2,772.7            2,597.0            1,916.3
       Life:
         Interest sensitive........................................          333.1              333.3              324.4
         Non-interest sensitive....................................          751.9              743.9              652.4
                                                                          --------           --------           --------

         Total average liabilities for insurance
           products, net of reinsurance ceded......................       $7,908.2           $7,374.0           $6,292.1
                                                                          ========           ========           ========

Revenues:
     Insurance policy income.......................................       $1,047.0           $  111.7           $  892.7
     Net investment income:
       General account invested assets.............................          309.7               32.4              253.4
       Equity-indexed products based on the change
         in value of the S&P 500 Call Options......................           (2.0)              (1.4)               4.8
       Trading account income related to policyholder
         and reinsurer accounts....................................            2.8                6.4                -
       Change in value of embedded derivatives
         related to modified coinsurance agreements................           (2.8)              (6.4)               -
     Net realized investment gains.................................           13.9                2.8                5.5
     Fee revenue and other income..................................             .6                 .4                 .9
                                                                          --------           --------           --------

         Total revenues............................................        1,369.2              145.9            1,157.3
                                                                          --------           --------           --------

Expenses:
     Insurance policy benefits.....................................          820.9               83.1              692.4
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below....................          109.7               12.6               89.5
       Equity-indexed products based on
         S&P 500 Index.............................................            2.2               (1.2)              13.2
     Amortization expense..........................................          138.1               15.5              113.9
     Interest expense on investment borrowings.....................            1.7                 .2                3.4
     Other operating costs and expenses............................          120.9               10.8               85.3
                                                                          --------           --------           --------

         Total benefits and expenses...............................        1,193.5              121.0              997.7
                                                                          --------           --------           --------

Income before income taxes and
   discontinued operations.........................................       $  175.7           $   24.9           $  159.6
                                                                          ========           ========           ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                  Successor                   Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Health loss ratios:
     All health lines:
       Insurance policy benefits...................................        $691.6              $73.0            $578.5
       Loss ratio (a)..............................................        77.61%             75.73%            75.30%

     Medicare Supplement:
       Insurance policy benefits...................................        $329.6              $35.3            $283.3
       Loss ratio (a)..............................................        68.26%             66.50%            66.39%

     Long-Term Care:
       Insurance policy benefits...................................        $355.3              $37.2            $287.2
       Loss ratio (a)..............................................        89.16%             87.81%            86.08%
       Interest-adjusted loss ratio (b)............................        62.41%             62.37%            69.26%

     Other:
       Insurance policy benefits...................................          $6.7                $.5              $8.0
       Loss ratio (a)..............................................        68.36%             52.48%           101.05%

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

     Total premium collections were $594.9 million and $1,683.0 million in the three and nine months ended September 30, 2004, respectively; $172.1 million in the one month ended September 30, 2003; $371.3 million in the two months ended August 31, 2003; and $1,560.7 million in the eight months ended August 31, 2003. Bankers Life's annuity premium collections in 2003 were positively impacted by sales inducements provided to purchasers of our annuities and sales incentives to our career agents. These programs ended at various times during the second quarter of 2003. Sales of annuity products in the third quarter of 2004 were favorably impacted by attractive minimum guarantee crediting rates. See "-- Premium and Asset Accumulation Product Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $8.1 billion and $7.9 billion in the three and nine months ended September 30, 2004, respectively; $7.4 billion in the one month ended September 30, 2003; $6.5 billion in the two months ended August 31, 2003; and $6.3 billion in the eight months ended August 31, 2003. The increase in such liabilities is primarily due to: (i) the adoption of fresh start accounting and its effects on the reserves for our health insurance; and (ii) increases in annuity reserves resulting from increased sales of these products in the Bankers Life segment. As discussed above under "-- Total premium collections", annuity premium collections in our Bankers Life segment were positively impacted during the first half of 2003 by sales inducements and incentives.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $108.0 million and $309.7 million in the three and nine months ended September 30, 2004, respectively; $32.4 million in the one month ended September 30, 2003; $66.9 million in the two months ended August 31, 2003; and $253.4 million in the eight months ended August 31, 2003. The average balance of general account invested assets was $7.8 billion and $7.5 billion in the three and nine months ended September 30, 2004, respectively; $6.9 billion in the one month ended September 30, 2003; $6.8 billion in the two months ended August 31, 2003; and $6.6 billion in the eight months ended August 31, 2003. The yield on these assets was 5.5 percent in both the three and nine months ended September 30, 2004; 5.6 percent in the one month ended September 30, 2003; 5.9 percent in the two months ended August 31, 2003; and 5.7 percent in the eight months ended August 31, 2003. Net investment income on general account invested assets in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. In the third quarter of 2004, net investment income was favorably impacted by: (i) prepayments on mortgage loans which had a cost basis below the principal amount of the loan (due to the application of fresh start accounting); and (ii) income from nontraditional investments.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Bankers Life's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $1.3 million and $4.9 million in the three and nine months ended September 30, 2004, respectively; $.8 million in the one month ended September 30, 2003; $1.5 million in the two months ended August 31, 2003; and $7.7 million in the eight months ended August 31, 2003. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $(1.6) million and $2.9 million in the three and nine months ended September 30, 2004, respectively; $(.6) million in the one month ended September 30, 2003; $3.2 million in the two months ended August 31, 2003; and $12.5 million in the eight months ended August 31, 2003. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Net realized investment gains (losses) fluctuate from period to period. During the nine months ended September 30, 2004, net realized investment gains in our Bankers Life segment included: (i) $17.9 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $4.0 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the one month ended September 30, 2003, we recognized net realized investment gains in our Bankers Life segment of $2.8 million related to the net gains from the sales of investments (primarily fixed maturities). There were no writedowns of fixed maturity investments in the one month period. During the first eight months of 2003, we recognized net investment gains of $5.5 million. During the first eight months of 2003, the net realized investment gains included: (i) $20.5 million of net gains from the sales of investments (primarily fixed maturities); net of
(ii) $15.0 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Insurance policy benefits fluctuated as a result of the factors summarized in the explanations for loss ratios related to specific products which follow. Loss ratios are calculated by taking the related insurance product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

     The loss ratio on Bankers Life's Medicare supplement products for the first nine months of 2004 continues to be within our pricing targets. Losses have increased in the 2004 periods compared to favorable experience in 2003. Governmental

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on individual products and not less than 75 percent on group products. We experience quarterly fluctuations in this ratio from time to time.

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

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $37.8 million and $109.7 million in the three and nine months ended September 30, 2004, respectively; $12.6 million in the one month ended September 30, 2003; $24.2 million in the two months ended August 31, 2003; and $89.5 million in the eight months ended August 31, 2003. The increases are primarily due to increases in annuity reserves partially offset by the decrease in average crediting rates. The weighted average crediting rates for these products were 3.9 percent in both the three and nine months ended September 30, 2004; 4.4 percent in the one month ended September 30, 2003; and 4.2 percent in the eight months ended August 31, 2003.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization expense includes amortization of the value of policies inforce at the Effective Date, cost of policies produced and the cost of policies purchased (such amortization is collectively referred to as "amortization of insurance intangibles"). Insurance intangibles are amortized: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products. Bankers Life's amortization expense in the 2004 periods is not comparable to the 2003 periods due to the application of fresh start accounting effective August 31, 2003. Amortization expense was $46.8 million in the fourth quarter of 2003, $45.7 million in the first quarter of 2004, $43.6 million in the second quarter of 2004 and $48.8 million in the third quarter of 2004. Such amounts are in line with our expectations given the related premium revenue and gross profits for the periods.

     The amount that we amortize is also dependent on investment gains and losses realized. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance intangibles in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance intangibles of $4.1 million in both the three and nine months ended September 30, 2004; $.3 million in the two months ended August 31, 2003; and $.5 million in the eight months ended August 31, 2003. There was no such amortization in the one month ended September 30, 2003.

     Interest expense on investment borrowings fluctuates along with our investment borrowing activities and the interest rates thereon. Average investment borrowings in our Bankers Life segment were $183.7 million during the first nine months of 2004; $208.1 million during the one month ended September 30, 2003; and $263.7 million during the eight months ended August 31, 2003. The weighted average interest rates on such borrowings were 1.3 percent during the first nine months of 2004; 1.1 percent during the one month ended September 30, 2003; and 1.9 percent during the eight months ended August 31, 2003.

     Other operating costs and expenses in our Bankers Life segment increased in the 2004 periods due to higher sales and agent related costs and a decrease in deferrable acquisition expenses.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions)

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------      -------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums and asset accumulation product collections:
     Annuities.......................................................    $     16.1         $     5.2          $    11.5
     Supplemental health.............................................         180.3              65.0              128.3
     Life............................................................          93.7              34.5               73.8
                                                                         ----------         ---------          ---------

       Collections on insurance products.............................    $    290.1         $   104.7          $   213.6
                                                                         ==========         =========          =========

Average liabilities for insurance and asset accumulation:
     Annuities:
       Mortality based...............................................    $    238.4         $   244.0          $   168.2
       Equity-linked.................................................       1,463.1           1,566.6            1,460.6
       Deposit based.................................................       3,752.1           4,057.5            4,073.8
       Separate accounts and investment trust liabilities............          32.7              62.6              271.9
     Health..........................................................       2,333.2           2,276.9            2,040.1
     Life:
       Interest sensitive............................................       3,223.2           3,347.3            3,322.2
       Non-interest sensitive........................................       1,443.5           1,501.7            1,493.1
                                                                          ---------         ---------          ---------

         Total average liabilities for insurance and
           asset accumulation products, net of
           reinsurance ceded.........................................     $12,486.2         $13,056.6          $12,829.9
                                                                          =========         =========          =========
Revenues:
   Insurance policy income...........................................     $   284.2         $   102.9          $   206.7
   Net investment income:
     General account invested assets.................................         179.0              60.0              135.7
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options.............................         (15.4)             (6.9)              10.0
     Trading account income related to policyholder
       and reinsurer accounts........................................          11.2               8.4                -
     Change in value of embedded derivatives related
       to modified coinsurance agreements............................          (2.7)             (2.2)               -
   Net realized investment gains (losses)............................           2.5               3.7              (36.9)
   Fee revenue and other income......................................           1.0               -                  4.9
                                                                          ---------         ---------          ---------

       Total revenues................................................         459.8             165.9              320.4
                                                                          ---------         ---------          ---------

Expenses:
   Insurance policy benefits.........................................         213.7              83.8              (67.6)
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life
       products other than those listed below........................          64.6              25.0               52.8
     Equity-indexed products based on S&P 500 Index..................          (4.3)             (3.0)              19.3
   Amortization expense..............................................          39.0               9.9               24.1
   Interest expense on investment borrowings.........................           1.3                .4                1.3
   Other operating costs and expenses................................          77.5              29.0               59.7
                                                                          ---------         ---------          ---------

       Total benefits and expenses...................................         391.8             145.1               89.6
                                                                          ---------         ---------          ---------

Income before income taxes and discontinued
   operations........................................................     $    68.0         $    20.8          $   230.8
                                                                          =========         =========          =========


                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


                         (continued from previous page)

                                                                                   Successor                   Predecessor
                                                                       --------------------------------       -------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Health loss ratios:
     All health lines:
       Insurance policy benefits.....................................      $127.3              $44.5             $100.5
       Loss ratio (a)................................................      69.88%             66.17%             77.40%

     Medicare Supplement:
       Insurance policy benefits.....................................       $55.4              $22.0              $38.8
       Loss ratio (a)................................................      63.41%             68.24%             61.73%

     Specified Disease:
       Insurance policy benefits.....................................       $70.3              $18.3              $49.7
       Loss ratio (a)................................................      76.98%             60.68%             82.48%
       Interest-adjusted loss ratio (b)..............................      47.86%             30.90%             52.32%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                  Successor                    Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums and asset accumulation product collections:
     Annuities.......................................................     $    45.4         $     5.2         $     74.0
     Supplemental health.............................................         553.0              65.0              525.3
     Life............................................................         285.7              34.5              280.7
                                                                          ---------         ---------         ----------

       Collections on insurance products.............................     $   884.1         $   104.7         $    880.0
                                                                          =========         =========         ==========

Average liabilities for insurance and asset accumulation:
     Annuities:
       Mortality based...............................................     $   239.5         $   244.0         $    171.0
       Equity-linked.................................................       1,502.3           1,566.6            1,514.7
       Deposit based.................................................       3,829.2           4,057.5            4,245.4
       Separate accounts and investment trust liabilities............          34.4              62.6              401.3
     Health..........................................................       2,323.2           2,276.9            2,045.4
     Life:
       Interest sensitive............................................       3,273.4           3,347.3            3,407.8
       Non-interest sensitive........................................       1,448.2           1,501.7            1,495.3
                                                                          ---------         ---------          ---------

         Total average liabilities for insurance and
           asset accumulation products, net of
           reinsurance ceded.........................................     $12,650.2         $13,056.6          $13,280.9
                                                                          =========         =========          =========
Revenues:
   Insurance policy income...........................................     $   873.9         $   102.9          $   892.8
   Net investment income:
     General account invested assets.................................         526.0              60.0              557.3
     Equity-indexed products based on the change in
       value of the S&P 500 Call Options.............................         (11.5)             (6.9)              25.3
     Trading account income related to policyholder
       and reinsurer accounts........................................           6.0               8.4                -
     Change in value of embedded derivatives related
       to modified coinsurance agreements............................          (1.4)             (2.2)               -
   Net realized investment gains (losses)............................          13.6               3.7              (17.1)
   Fee revenue and other income......................................           4.3               -                 17.0
                                                                          ---------         ---------          ---------

       Total revenues................................................       1,410.9             165.9            1,475.3
                                                                          ---------         ---------          ---------

Expenses:
   Insurance policy benefits.........................................         641.6              83.8              456.4
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life
       products other than those listed below........................         196.3              25.0              218.4
     Equity-indexed products based on S&P 500 Index..................          10.4              (3.0)              71.5
   Amortization expense..............................................         120.7               9.9              201.8
   Interest expense on investment borrowings.........................           3.4                .4                4.7
   Other operating costs and expenses................................         235.7              29.0              222.6
                                                                          ---------         ---------          ---------

       Total benefits and expenses...................................       1,208.1             145.1            1,175.4
                                                                          ---------         ---------          ---------

Income before income taxes and discontinued
   operations........................................................     $   202.8         $    20.8          $   299.9
                                                                          =========         =========          =========



                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------      -------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Health loss ratios:
     All health lines:
       Insurance policy benefits.....................................      $374.0              $44.5             $381.3
       Loss ratio (a)................................................      66.49%             66.17%             70.95%

     Medicare Supplement:
       Insurance policy benefits.....................................      $173.2              $22.0             $167.2
       Loss ratio (a)................................................      62.43%             68.24%             65.49%

     Specified Disease:
       Insurance policy benefits.....................................      $192.4              $18.3             $184.6
       Loss ratio (a)................................................      70.49%             60.68%             75.77%
       Interest-adjusted loss ratio (b)..............................      40.51%             30.90%             46.33%

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

     Collections on insurance products were $290.1 million and $884.1 million in the three and nine months ended September 30, 2004, respectively; $104.7 million in the one month ended September 30, 2003; $213.6 million in the two months ended August 31, 2003; and $880.0 million in the eight months ended August 31, 2003. Premium collections through the independent agents in our Conseco Insurance Group segment have been negatively impacted by the A.M. Best ratings downgrade to "B (Fair)"in August 2002 and our decision to de-emphasize the sale of certain products. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $12.5 billion and $12.7 billion in the three and nine months ended September 30, 2004, respectively; $13.1 billion in the one month ended September 30, 2003; $12.8 billion in the two months ended August 31, 2003; and $13.3 billion in the eight months ended August 31, 2003. The decrease in such liabilities is primarily due to the increase in policyholder redemptions and lapses. The liabilities for insurance and asset accumulation products in this segment were not significantly affected by the adoption of fresh start accounting.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $179.0 million and $526.0 million in the three and nine months ended September 30, 2004, respectively; $60.0 million in the one month ended September 30, 2003; $135.7 million in the two months ended August 31, 2003; and $557.3 million in the eight months ended August 31, 2003. The average balance of general account invested assets was $12.5 billion

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in both the three and nine months ended September 30, 2004; $12.7 billion in the one month ended September 30, 2003; $13.2 billion in the two months ended August 31, 2003; and $13.7 billion in the eight months ended August 31, 2003. The yield on these assets was 5.7 percent and 5.6 percent in the three and nine months ended September 30, 2004, respectively; 5.7 percent in the one month ended September 30, 2003; 6.2 percent in the two months ended August 31, 2003; and 6.1 percent in the eight months ended August 31, 2003. Net investment income on general account invested assets in the 2004 periods is not comparable to the 2003 periods due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. In the third quarter of 2004, net investment income was favorably impacted by: (i) prepayments on mortgage loans which had a cost basis below the principal amount of the loan (due to the application of fresh start accounting); and (ii) income from nontraditional investments. Net investment income on general account invested assets in the fourth quarter of 2003 was $180.9 million and the yield on these investments was 5.7 percent. The decrease in income and yield from the fourth quarter of 2003 through the first half of 2004 reflects: (i) the lower interest rate environment prevailing in periods subsequent to August 31, 2003; and (ii) the high level of prepayments experienced on fixed maturity investments (primarily mortgage-backed securities) which have a new cost basis in excess of par value. To the extent investments with a cost basis in excess of par value prepay faster than expected, a reduction in yield will occur due to the acceleration of premium amortization. In addition, the proceeds from investment maturities and prepayments were reinvested at the lower prevailing interest rates, further reducing the overall portfolio yield.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Conseco Insurance Group's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities should be more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $9.3 million and $28.9 million in the three and nine months ended September 30, 2004, respectively; $4.4 million in the one month ended September 30, 2003; $10.5 million in the two months ended August 31, 2003; and $45.8 million in the eight months ended August 31, 2003. These costs are reflected in the change in market value of the S&P 500 Call Options included in the investment income amounts. Net investment income (loss) related to equity-indexed products before this expense was $(6.1) million and $17.4 million in the three and nine months ended September 30, 2004, respectively; $(2.5) million in the one month ended September 30, 2003; $20.5 million in the two months ended August 31, 2003; and $71.1 million in the eight months ended August 31, 2003. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charge fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Net realized investment gains (losses) fluctuate from period to period. During the nine months ended September 30, 2004, we recognized net realized investment gains in our Conseco Insurance Group segment which included: (i) $23.9 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $10.3 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the one month ended September 30, 2003, we recognized net realized investment gains in our Conseco Insurance Group segment of $3.7 million related to the net gains from the sales of investments (primarily fixed maturities). There were no writedowns of fixed maturity investments in the one month period. During the first eight months of 2003, the net realized investment losses included: (i) $16.8 million of net

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

gains from the sales of investments (primarily fixed maturities); net of (ii) $33.9 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

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

     The loss ratio on Conseco Insurance Group's Medicare supplement products in the first nine months of 2004 was impacted by rate increases. Such rate increases were implemented earlier in 2004 than in prior years, resulting in a lower loss ratio in the 2004 periods. In addition, the higher rates caused some policyholders to lapse their policies. The release of the policy benefit reserve related to the lapsed business also contributed to the lower loss ratio in the 2004 periods. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. We experience quarterly fluctuations in this ratio from time to time.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for specified disease products is calculated by taking the insurance product's: (i) insurance policy benefits less interest income on the accumulated assets which back the insurance liabilities; divided by (ii) policy income. The loss ratio in this block of business is affected by the number of policies which surrender in a period. When policies surrender before reaching the specified age when the return of premium is payable, the reserve established for such benefit through the surrender date is released, resulting in lower insurance policy benefits for the period. In the third quarter of 2004, we changed the criteria pursuant to which we consider a specified disease policy to be lapsed. Although our specified disease policies generally may be lapsed for non-payment of premiums after being delinquent for 90 days, policyholders are permitted to reinstate their coverage by paying past due premiums prior to our final lapse notice. In addition, timing differences and delays in billing, receipt and processing of premiums can affect whether a policy has, in fact, lapsed. We revised our previous methodology of determining policies which have lapsed to consider the fact that many policyholders whose payments are delinquent past their grace periods, may in fact, reinstate their coverage through payment of past due premiums. These changes resulted in an increase to reserves of approximately $6 million. The effect of variances in lapse rates from our expectations are partially offset by reduced amortization of insurance intangibles of $2.2 million.

     In the first quarter of 2004, the Conseco Insurance Group segment experienced higher than expected death claims. In the second and third quarters of 2004, our death claim experience returned to the level we generally expect.

     In August 2003, we decided to change a non-guaranteed element of certain Conseco Insurance Group policies. This element was not required by the policy and the change will eliminate the former practice of reducing the cost of insurance charges to amounts below the level permitted under the provisions of the policies. As a result of this decision, our estimates of future expected gross profits on these products used as a basis for amortization of insurance intangibles and the establishment of insurance liabilities has changed. We adjusted the total amortization and reserve charge we had recorded since the acquisition of these policies as a result of the change to our earlier estimates in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises of Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The effect of the change in estimate was a $220.2 million reduction to insurance policy benefits and a $39.8 million reduction to amortization recorded in the two and eight months ended August 31, 2003.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $64.6 million and $196.3 million in the three and nine months ended September 30, 2004, respectively; $25.0 million in the one month ended September 30, 2003; $52.8 million in the two months ended August 31, 2003; and $218.4 million in the eight months ended August 31, 2003. The decrease is primarily due to a smaller block of annuity business inforce and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

changes in the weighted average crediting rates. The weighted average crediting rates for these products were 3.8 percent in both the three and nine months ended September 30, 2004; 4.2 percent in the one month ended September 30, 2003; and 4.4 percent in the eight months ended August 31, 2003.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization expense includes amortization of insurance intangibles. Conseco Insurance Group's amortization expense in the 2004 period is not comparable to the 2003 period due to the application of fresh start accounting effective August 31, 2003. Amortization expense was $54.5 million in the fourth quarter of 2003, $47.7 million in the first quarter of 2004, $34.0 million in the second quarter of 2004 and $39.0 million in the third quarter of 2004.

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

     The amount that we amortize is also dependent on investment gains and losses realized. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance intangibles in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance intangibles of $2.1 million and $7.5 million in the three and nine months ended September 30, 2004, respectively; $(.8) million in the two months ended August 31, 2003; and $(.9) million in the eight months ended August 31, 2003. There was no such amortization in the one month ended September 30, 2003.

     Interest expense on investment borrowings fluctuates along with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. Average investment borrowings were $335.3 million during the first nine months of 2004; $308.4 million during the one month ended September 30, 2003; and $403.4 million during the eight months ended August 31, 2003. The weighted average interest rates on such borrowings were 1.3 percent during the first nine months of 2004; 1.5 percent during the one month ended September 30, 2003; and
1.7 percent during the eight months ended August 31, 2003.

     Other operating costs and expenses in the 2004 periods were lower than the comparable 2003 periods primarily due to lower: (i) compensation costs; and (ii) marketing and agency related expenses.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off (dollars in millions)

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------       -----------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums and asset accumulation product collections:
     Long-term care..................................................      $   92.7           $   30.1          $   70.6
     Major medical..................................................            3.6               17.9              31.8
                                                                           --------           --------          --------

          Total premium collections..................................      $   96.3           $   48.0          $  102.4
                                                                           ========           ========          ========

Average liabilities for other business in run-off:
     Long-term care..................................................      $3,277.5           $3,294.5          $2,047.5
     Major medical...................................................          71.4              108.6             110.5
                                                                           --------           --------         ---------

          Total average liabilities for other business
           in run-off, net of reinsurance ceded......................      $3,348.9           $3,403.1          $2,158.0
                                                                           ========           ========          ========

Revenues:
     Insurance policy income.........................................      $   98.3           $   41.6          $   83.1
     Net investment income on general account
       invested assets...............................................          41.8               13.5              26.7
     Net realized investment gains...................................           1.0                 .6                .9
     Fee revenue and other income....................................            .1                 .3                .1
                                                                           --------           --------          --------

         Total revenues..............................................         141.2               56.0             110.8
                                                                           --------           --------          --------

Expenses:
     Insurance policy benefits.......................................          96.3               43.0             181.1
     Amortization expense............................................           4.1                1.5               8.1
     Other operating costs and expenses..............................          23.3                8.1              21.1
                                                                           --------           --------          --------

         Total benefits and expenses.................................         123.7               52.6             210.3
                                                                           --------           --------          --------

         Income (loss) before income taxes and
           discontinued operations...................................      $   17.5           $    3.4          $  (99.5)
                                                                           ========           ========          ========
Health loss ratios:
       Insurance policy benefits.....................................      $   96.3           $   43.0          $  181.1
       Loss ratio (a)................................................         97.93%            103.24%           217.91%
       Interest-adjusted loss ratio (b)..............................         56.45%             74.39%           188.54%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio reflects the effects of the investment income offset.

                                                                                  Successor                    Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums and asset accumulation product collections:
     Long-term care..................................................      $  283.4           $   30.1          $  268.0
Major medical.......................................................           15.0               17.9             156.4
                                                                           --------           --------          --------

          Total premium collections..................................      $  298.4           $   48.0          $  424.4
                                                                           ========           ========          ========

Average liabilities for other business in run-off:
     Long-term care..................................................      $3,284.5           $3,294.5          $1,977.9
     Major medical...................................................          77.4              108.6             120.0
                                                                           --------           --------          --------

          Total average liabilities for other business
           in run-off, net of reinsurance ceded......................      $3,361.9           $3,403.1          $2,097.9
                                                                           ========           ========          ========

Revenues:
     Insurance policy income.........................................      $  302.3           $   41.6          $  418.8
Net investment income on general account
       invested assets...............................................         123.0               13.5             101.5
     Net realized investment gains...................................           2.8                 .6               6.3
     Fee revenue and other income....................................            .6                 .3                .5
                                                                           --------           --------          --------

         Total revenues..............................................         428.7               56.0             527.1
                                                                           --------           --------          --------

Expenses:
     Insurance policy benefits.......................................         293.5               43.0             595.0
     Amortization expense............................................          13.6                1.5              28.0
     Interest expense on investment borrowings.......................            .1                -                  .2
     Other operating costs and expenses..............................          71.7                8.1              75.2
                                                                           --------           --------          --------

         Total benefits and expenses.................................         378.9               52.6             698.4
                                                                           --------           --------          --------

         Income (loss) before income taxes and
           discontinued operations...................................      $   49.8           $    3.4          $ (171.3)
                                                                           ========           ========          ========

Health loss ratios:
       Insurance policy benefits.....................................      $  293.5           $   43.0          $  595.0
       Loss ratio (a)................................................         97.06%            103.24%           142.06%
       Interest-adjusted loss ratio (b)..............................         57.42%             74.39%           119.40%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio reflects the effects of the investment income offset.

     Total premium collections in this segment were $96.3 million and $298.4 million in the three and nine months ended September 30, 2004, respectively; $48.0 million in the one month ended September 30, 2003; $102.4 million in the two months ended August 31, 2003; and $424.4 million in the eight months ended August 31, 2003. We have ceased marketing the long-term care business included in this segment. Accordingly, collected premiums will decrease over time. Changes in long-term care premium collections are the result of policy lapses, partially offset by premium rate increases. We have ceased marketing and have not renewed our major medical business, which has resulted in the significant reduction in major medical collected premiums. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for other business in run-off, net of reinsurance ceded were $3.3 billion and $3.4 billion in the three and nine months ended September 30, 2004, respectively; $3.4 billion in the one month ended September 30, 2003; $2.2 billion in the two months ended August 31, 2003; and $2.1 billion in the eight months ended August 31, 2003. Liabilities for this block of long-term care business were significantly affected by the adoption of fresh start accounting. Refer to note 6, "Liabilities for Insurance and Asset Accumulation Products" to our consolidated financial statements included in Form 10-K for the year ended December 31, 2003 for additional information on the effect of fresh start accounting on our insurance liabilities.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "-- Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets was $41.8 million and $123.0 million in the three and nine months ended September 30, 2004, respectively; $13.5 million in the one month ended September 30, 2003; $26.7 million in the two months ended August 31, 2003; and $101.5 million in the eight months ended August 31, 2003. The average balance of general account invested assets was $3.0 billion in both the three and nine months ended September 30, 2004; $2.8 billion in the one month ended September 30, 2003; $2.5 billion in the two months ended August 31, 2003; and $2.5 billion in the eight months ended August 31, 2003. The yield on these assets was 5.6 percent and 5.5 percent in the three and nine months ended September 30, 2004, respectively; 5.8 percent in the one month ended September 30, 2003; 6.3 percent in the two months ended August 31, 2003; and 6.1 percent in the eight months ended August 31, 2003. Net investment income on general account invested assets in the 2004 periods is not comparable to the 2003 periods due to the application of fresh start accounting which reset the cost basis and yield of our investments to market as of August 31, 2003. Net investment income on general account invested assets in the fourth quarter of 2003 was $41.8 million and the yield on these investments was 5.8 percent. The decrease in income and yield from the fourth quarter of 2003 through the first half of 2004 reflects: (i) the lower interest rate environment prevailing in periods subsequent to August 31, 2003; and (ii) the high level of prepayments experienced on fixed maturity investments (primarily mortgage-backed securities) which have a new cost basis in excess of par value. To the extent investments with a cost basis in excess of par value prepay faster than expected, a reduction in yield will occur due to the acceleration of premium amortization. In addition, the proceeds from investment maturities and prepayments were reinvested at the lower prevailing interest rates, further reducing the overall portfolio yield.

     Net realized investment gains fluctuate from period to period. During the nine months ended September 30, 2004, net realized investment gains in our Other Business in Run-off segment included: (i) $3.4 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $.6 million of write-downs of fixed maturity investments as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary. During the one month ended September 30, 2003, we recognized net realized investment gains of $.6 million in our Other Business in Run-off segment related to the net gains from the sales of investments (primarily fixed maturities). There were no writedowns of fixed maturity investments in the one month period. During the first eight months of 2003, we recognized net realized investment gains of $6.3 million. During the first eight months of 2003, the net realized investment gains included: (i) $8.7 million of net gains from the sales of investments (primarily fixed maturities); net of (ii) $2.4 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to loss ratios in the blocks of long-term care business in this segment. Loss ratios are calculated by taking the product's: (i) insurance policy benefits; divided by (ii) insurance policy income.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     This segment includes long-term care insurance inforce, substantially all of which was issued through independent agents by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid out on these products as the policies age, the paid claims have exceeded our expectations. We have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in the higher loss ratios. We have been aggressively seeking rate increases and pursuing other actions on certain of these long-term care policies. In addition, during 2004, we have been actively managing our long-term care cases and claim adjudication processes. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, that affects approximately 11,000 home health care policies issued in Florida by Conseco Senior and its predecessor companies. The order provides for Conseco Senior to offer the following three alternatives to holders of these policies:

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

We currently expect to complete the process of notifying our home health care policyholders of these choices in early 2005. We should know which options these policyholders have selected by September 30, 2005.

On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,500 home health care policies which are obligations of Washington National. The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     The loss ratios for the 2004 periods reflect: (i) unfavorable claims experience on our long-term care products; partially offset by (ii) the elimination of $1.5 million in the third quarter of 2004 ($11.5 million in the first nine months of 2004) of reserve redundancies related to our major medical policies. The decrease in the loss ratios as compared to the 2003 periods also reflects the adoption of fresh start accounting.

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

     Other operating costs and expenses were $23.3 million and $71.7 million in the three and nine months ended September 30, 2004, respectively; $8.1 million in the one month ended September 30, 2003; $21.1 million in the two months ended August 31, 2003; and $75.2 million in the eight months ended August 31, 2003. The decreases in expenses were due primarily to expense reductions in the major medical operations.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate (dollars in millions)

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------       -----------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Corporate operations:
    Interest expense on corporate debt...............................       $(11.0)           $ (6.4)           $  (53.5)
    Net investment income ...........................................           .9                .1                 3.2
    Provision for losses and expense related to stock
      purchase plan..................................................          -                 -                 (24.5)
    Venture capital income (loss) related to investment in
      AWE, net of related expenses...................................          -                (2.7)                2.0
    Fee revenue and other income.....................................          4.0               1.5                 3.8
    Net realized investment losses...................................          -                 (.4)               (1.6)
    Other operating costs and expenses...............................        (28.7)             (3.4)               (7.7)
    Reorganization items.............................................          -                 -               2,163.0
                                                                            ------            ------            --------

      Income (loss) before income taxes..............................       $(34.8)           $(11.3)           $2,084.7
                                                                            ======            ======            ========

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Corporate operations:
    Interest expense on corporate debt...............................      $ (59.9)           $ (6.4)           $ (194.2)
    Net investment income ...........................................          1.4                .1                16.2
    Provision for losses and expense related to stock
      purchase plan..................................................          -                 -                 (55.6)
    Venture capital income (loss) related to investment in
      AWE, net of related expenses...................................          -                (2.7)               10.5
    Fee revenue and other income.....................................         11.6               1.5                17.1
    Net realized investment losses...................................         (2.8)              (.4)                (.1)
    Gain on extinguishment of debt...................................          2.8               -                   -
    Other operating costs and expenses...............................        (57.3)             (3.4)              (40.4)
    Reorganization items.............................................          -                 -               2,130.5
                                                                           -------            ------            --------

      Income (loss) before income taxes..............................      $(104.2)           $(11.3)           $1,884.0
                                                                           =======            ======            ========

     Interest expense on corporate debt in the 2004 periods includes interest expense on the Credit Facility and Previous Credit Facility, including a credit agreement charge of $3.8 million (none of which was recognized in the third quarter of 2004). Interest expense in the one month ended September 30, 2003 reflected interest expense on the Previous Credit Facility. Interest expense in the eight months ended August 31, 2003 reflected interest on notes payable of the Predecessor.

     Investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income. The Corporate segment held less invested assets in the 2004 periods, as compared to the same periods in 2003.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision we established in connection with our guarantees of bank loans to approximately 155 current and former directors, officers and key employees and our related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of our Predecessor's common stock. In the eight months ended August 31, 2003, we established a provision of

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

$55.6 million in connection with these guarantees and loans. We determined the reserve based upon the value of the collateral held by the banks. The outstanding principal balance on the bank loans was $481.3 million.

     In conjunction with the Plan, the $481.3 million principal amount of bank loans was transferred to the Company. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans which exceed $250 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the creditworthiness of the participants. At September 30, 2004, we have estimated that approximately $50.0 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

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

     Net realized investment losses often fluctuate from period to period. In the first nine months of 2004, we recognized a writedown of $2.9 million due to an other-than-temporary decline in value.

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

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. In the third quarter of 2004, we incurred expenses of $13.5 million related to our executive transition as further discussed in the notes to the consolidated financial statements under the captions entitled "Executive Termination" and "Executive Hiring". In addition, general corporate expenses in the three and nine months ended September 30, 2004 included severance expense of $.4 million and $7.2 million, respectively.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as an important factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004, the financial strength ratings of our primary insurance subsidiaries (with the exception of Conseco Senior) were upgraded by A.M. Best, S&P and Moody's. In the third quarter of 2004, Moody's again upgraded the financial strength ratings of our primary insurance subsidiaries (with the exception of Conseco Senior). The current financial strength ratings of our primary insurance subsidiaries (with the exception of Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very
Good)",

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

"BB+" and "Ba1", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. For a description of the ratings issued by these firms and additional information on our ratings, see " -- Liquidity for Insurance Operations." Many of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

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

     Total premiums and accumulation product collections were as follows:

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------      ------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums collected:

   Annuities:
     Equity-indexed (first-year).....................................       $ 13.4             $   .6             $  2.5
                                                                            ------             ------             ------

     Other fixed (first-year)........................................        240.5               62.7              146.6
     Other fixed (renewal)...........................................           .3                 .2                 .3
                                                                            ------             ------             ------
       Subtotal - other fixed annuities..............................        240.8               62.9              146.9
                                                                            ------             ------             ------

       Total annuities...............................................        254.2               63.5              149.4
                                                                            ------             ------             ------

   Supplemental health:
     Medicare supplement (first-year)................................         17.4                4.7                9.5
     Medicare supplement (renewal)...................................        138.6               48.3               94.4
                                                                            ------             ------             ------
       Subtotal - Medicare supplement................................        156.0               53.0              103.9
                                                                            ------             ------             ------
     Long-term care (first-year).....................................         17.7                6.0               12.2
     Long-term care (renewal)........................................        117.6               36.6               73.2
                                                                            ------             ------             ------
       Subtotal - long-term care.....................................        135.3               42.6               85.4
                                                                            ------             ------             ------
     Other health (first-year).......................................           .2                -                   .2
     Other health (renewal)..........................................          2.8                1.0                2.1
                                                                            ------             ------             ------
       Subtotal - other health.......................................          3.0                1.0                2.3
                                                                            ------             ------             ------

       Total supplemental health.....................................        294.3               96.6              191.6
                                                                            ------             ------             ------

   Life insurance:
     First-year......................................................         12.5                3.9                8.3
     Renewal.........................................................         33.9                8.1               22.0
                                                                            ------             ------             ------

       Total life insurance..........................................         46.4               12.0               30.3
                                                                            ------             ------             ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products......................................................        301.7               77.9              179.3
     Total renewal premium collections on insurance
       products......................................................        293.2               94.2              192.0
                                                                            ------             ------             ------

       Total collections on insurance products.......................       $594.9             $172.1             $371.3
                                                                            ======             ======             ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                  Successor                    Predecessor
                                                                       ---------------------------------      -------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums collected:

   Annuities:
     Equity-indexed (first-year)...................................       $   27.3             $   .6           $   10.0
                                                                          --------             ------           --------

     Other fixed (first-year)......................................          633.3               62.7              685.4
     Other fixed (renewal).........................................            1.3                 .2                3.0
                                                                          --------             ------           --------
       Subtotal - other fixed annuities............................          634.6               62.9              688.4
                                                                          --------             ------           --------

       Total annuities.............................................          661.9               63.5              698.4
                                                                          --------             ------           --------

   Supplemental health:
     Medicare supplement (first-year)..............................           51.5                4.7               37.6
     Medicare supplement (renewal).................................          427.6               48.3              381.5
                                                                          --------             ------           --------
       Subtotal - Medicare supplement..............................          479.1               53.0              419.1
                                                                          --------             ------           --------
     Long-term care (first-year)...................................           52.4                6.0               48.7
     Long-term care (renewal)......................................          349.7               36.6              282.8
                                                                          --------             ------           --------
       Subtotal - long-term care...................................          402.1               42.6              331.5
                                                                          --------             ------           --------
     Other health (first-year).....................................             .7                -                   .8
     Other health (renewal)........................................            8.7                1.0                8.2
                                                                          --------             ------           --------
       Subtotal - other health.....................................            9.4                1.0                9.0
                                                                          --------             ------           --------

       Total supplemental health...................................          890.6               96.6              759.6
                                                                          --------             ------           --------

   Life insurance:
     First-year....................................................           36.3                3.9               25.1
     Renewal.......................................................           94.2                8.1               77.6
                                                                          --------             ------           --------

       Total life insurance........................................          130.5               12.0              102.7
                                                                          --------             ------           --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products....................................................          801.5               77.9              807.6
     Total renewal premium collections on insurance
       products....................................................          881.5               94.2              753.1
                                                                          --------             ------           --------

       Total collections on insurance products.....................       $1,683.0             $172.1           $1,560.7
                                                                          ========             ======           ========

     Annuities in the Bankers Life segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. In order to maintain our career agency distribution force during the parent company's Chapter 11 reorganization process, we provided certain sales inducements to purchasers of annuities and sales incentives to our career agents. These programs ended at various times during the second quarter of 2003. Annuity collections from career agents were $254.2 million and $661.9 million in the three and nine months ended September 30, 2004, respectively; $63.5 million in the one month ended September 30, 2003; $149.4 million in the two months ended August 31, 2003; and $698.4 million in the eight months ended August 31, 2003. Annuity premium collections in 2003 were favorably impacted by the sales inducements and incentives discussed above. In addition, in the first half of 2003 and the first nine months of 2004, the minimum guaranteed crediting rates on certain of our annuity products were very attractive.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Supplemental health products in the Bankers Life segment include Medicare supplement, long-term care and other insurance products distributed through our career agency force. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment were $156.0 million and $479.1 million in the three and nine months ended September 30, 2004, respectively; $53.0 million in the one month ended September 30, 2003; $103.9 million in the two months ended August 31, 2003; and $419.1 million in the eight months ended August 31, 2003.

     Premiums collected on Bankers Life's long-term care policies were $135.3 million and $402.1 million in the three and nine months ended September 30, 2004, respectively; $42.6 million in the one month ended September 30, 2003; $85.4 million in the two months ended August 31, 2003; and $331.5 million in the eight months ended August 31, 2003. Sales of first-year long-term care policies through our career agents were comparable to the same period in 2003.

     Other health products include various other health insurance products which we have not been actively marketing. Premiums collected in the 2004 periods were comparable to the 2003 periods.

     Life products in our Bankers Life segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this were $46.4 million and $130.5 million in the three and nine months ended September 30, 2004, respectively; $12.0 million in the one month ended September 30, 2003; $30.3 million in the two months ended August 31, 2003; and $102.7 million in the eight months ended August 31, 2003. Collected premiums have been impacted by increases in new sales.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group  (dollars in millions)

                                                                                   Successor                   Predecessor
                                                                      ----------------------------------      ------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums collected:

   Annuities:
     Equity-indexed (first-year).....................................       $  7.9             $  1.4             $  1.3
     Equity-indexed (renewal)........................................          2.6                 .9                5.7
                                                                            ------             ------             ------
       Subtotal - equity-indexed annuities...........................         10.5                2.3                7.0
                                                                            ------             ------             ------
     Other fixed (first-year)........................................          2.7                 .6                1.4
     Other fixed (renewal)...........................................          2.9                2.3                3.1
                                                                            ------             ------             ------
       Subtotal - other fixed annuities..............................          5.6                2.9                4.5
                                                                            ------             ------             ------

       Total annuities...............................................         16.1                5.2               11.5
                                                                            ------             ------             ------

   Supplemental health:
     Medicare supplement (first-year)................................          4.8                4.0                8.4
     Medicare supplement (renewal)...................................         81.2               25.8               57.3
                                                                            ------             ------             ------
       Subtotal - Medicare supplement................................         86.0               29.8               65.7
                                                                            ------             ------             ------
     Specified disease (first-year)..................................          8.3                2.4                2.6
     Specified disease (renewal).....................................         82.3               27.1               50.9
                                                                            ------             ------             ------
       Subtotal - specified disease..................................         90.6               29.5               53.5
                                                                            ------             ------             ------
     Other health (first-year).......................................          -                  1.9                6.1
     Other health (renewal)..........................................          3.7                3.8                3.0
                                                                            ------             ------             ------
       Subtotal - other health.......................................          3.7                5.7                9.1
                                                                            ------             ------             ------

       Total supplemental health.....................................        180.3               65.0              128.3
                                                                            ------             ------             ------

   Life insurance:
     First-year......................................................          4.3                1.7                4.0
     Renewal.........................................................         89.4               32.8               69.8
                                                                            ------             ------             ------

       Total life insurance..........................................         93.7               34.5               73.8
                                                                            ------             ------             ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products......................................................         28.0               12.0               23.8
     Total renewal premium collections on insurance
       products......................................................        262.1               92.7              189.8
                                                                            ------             ------             ------

       Total collections on insurance products.......................       $290.1             $104.7             $213.6
                                                                            ======             ======             ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                   Successor                  Predecessor
                                                                       ---------------------------------     --------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums collected:

   Annuities:
     Equity-indexed (first-year).....................................       $ 20.1             $  1.4             $ 32.8
     Equity-indexed (renewal)........................................          9.8                 .9               12.1
                                                                            ------             ------             ------
       Subtotal - equity-indexed annuities...........................         29.9                2.3               44.9
                                                                            ------             ------             ------
     Other fixed (first-year)........................................          5.9                 .6               14.3
     Other fixed (renewal)...........................................          9.6                2.3               14.8
                                                                            ------             ------             ------
       Subtotal - other fixed annuities..............................         15.5                2.9               29.1
                                                                            ------             ------             ------

       Total annuities...............................................         45.4                5.2               74.0
                                                                            ------             ------             ------

   Supplemental health:
     Medicare supplement (first-year)................................         18.3                4.0               36.5
     Medicare supplement (renewal)...................................        249.0               25.8              213.9
                                                                            ------             ------             ------
       Subtotal - Medicare supplement................................        267.3               29.8              250.4
                                                                            ------             ------             ------
     Specified disease (first-year)..................................         25.0                2.4               19.7
     Specified disease (renewal).....................................        248.3               27.1              216.7
                                                                            ------             ------             ------
       Subtotal - specified disease..................................        273.3               29.5              236.4
                                                                            ------             ------             ------
     Other health (first-year).......................................           .1                1.9                9.7
     Other health (renewal)..........................................         12.3                3.8               28.8
                                                                            ------             ------             ------
       Subtotal - other health.......................................         12.4                5.7               38.5
                                                                            ------             ------             ------

       Total supplemental health.....................................        553.0               65.0              525.3
                                                                            ------             ------             ------

   Life insurance:
     First-year......................................................         14.9                1.7               20.6
     Renewal.........................................................        270.8               32.8              260.1
                                                                            ------             ------             ------

       Total life insurance..........................................        285.7               34.5              280.7
                                                                            ------             ------             ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products......................................................         84.3               12.0              133.6
     Total renewal premium collections on insurance
       products......................................................        799.8               92.7              746.4
                                                                            ------             ------             ------

       Total collections on insurance products.......................       $884.1             $104.7             $880.0
                                                                            ======             ======             ======

     Annuities in our Conseco Insurance Group segment include equity-indexed annuities and other fixed annuities sold through professional independent producers. Many professional independent producers discontinued marketing our annuity products after A.M. Best lowered our financial strength ratings. Accordingly, we took actions to reduce our expenses related to marketing these products through this distribution channel, and began to focus instead on the sale of products that were less ratings sensitive. Total annuity collected premiums in this segment were $16.1 million and $45.4 million in the three and nine months ended September 30, 2004, respectively; $5.2 million in the one month ended September 30, 2003; $11.5 million in the two months ended August 31, 2003; and $74.0 million in the eight months ended August 31, 2003.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $10.5 million and $29.9 million in the three and nine months ended September 30, 2004, respectively; $2.3 million in the one month ended September 30, 2003; $7.0 million in the two months ended August 31, 2003; and $44.9 million in the eight months ended August 31, 2003. The decrease can be attributed to the general stock market performance in recent periods which has made other investment products more attractive to certain customers.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products were $5.6 million and $15.5 million in the three and nine months ended September 30, 2004, respectively; $2.9 million in the one month ended September 30, 2003; $4.5 million in the two months ended August 31, 2003; and $29.1 million in the eight months ended August 31, 2003. The decrease can be attributed to our emphasis on the sales of other products that are less ratings sensitive.

     Supplemental health products in our Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment were $86.0 million and $267.3 million in the three and nine months ended September 30, 2004, respectively; $29.8 million in the one month ended September 30, 2003; $65.7 million in the two months ended August 31, 2003; and $250.4 million in the eight months ended August 31, 2003. New Medicare supplement sales have been affected by increases in premium rates.

     Premiums collected on specified disease products were $90.6 million and $273.3 million in the three and nine months ended September 30, 2004, respectively; $29.5 million in the one month ended September 30, 2003; $53.5 million in the two months ended August 31, 2003; and $236.4 million in the eight months ended August 31, 2003. The 2004 periods were favorably impacted by a slight increase in new sales.

     Other health products include disability income, dental and various other health insurance products. We no longer actively market many of these products. Premiums collected were $3.7 million and $12.4 million in the three and nine months ended September 30, 2004, respectively; $5.7 million in the one month ended September 30, 2003; $9.1 million in the two months ended August 31, 2003; and $38.5 million in the eight months ended August 31, 2003.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected were $93.7 million and $285.7 million in the three and nine months ended September 30, 2004, respectively; $34.5 million in the one month ended September 30, 2003; $73.8 million in the two months ended August 31, 2003; and $280.7 million in the eight months ended August 31, 2003. Our A.M. Best rating has negatively affected our sales of life products. We stopped actively marketing certain of our life insurance products sold through the professional independent producer channel in the second quarter of 2003.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off  (dollars in millions)

                                                                                  Successor                    Predecessor
                                                                      ----------------------------------      -------------
                                                                       Three months          One month         Two months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums collected:

   Long-term care:
     First-year.........................................................     $ -                $  .2             $   .5
     Renewal............................................................      92.7               29.9               70.1
                                                                             -----              -----             ------
       Subtotal - long-term care........................................      92.7               30.1               70.6
                                                                             -----              -----             ------

   Major medical:
     Group (first-year).................................................       -                  -                  -
     Group (renewal)....................................................       2.7               17.4               28.6
                                                                             -----              -----             ------
       Subtotal - group major medical...................................       2.7               17.4               28.6
                                                                             -----              -----             ------

     Individual (first-year)............................................       -                  -                  -
     Individual (renewal)...............................................        .9                 .5                3.2
                                                                             -----              -----             ------
       Subtotal - individual major medical..............................        .9                 .5                3.2
                                                                             -----              -----             ------

       Total major medical..............................................       3.6               17.9               31.8
                                                                             -----              -----             ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products.........................................................       -                   .2                 .5
     Total renewal premium collections on insurance
       products.........................................................      96.3               47.8              101.9
                                                                             -----              -----             ------

       Total collections on insurance products..........................     $96.3              $48.0             $102.4
                                                                             =====              =====             ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                   Successor                   Predecessor
                                                                       ---------------------------------      ------------
                                                                        Nine months          One month        Eight months
                                                                           ended               ended              ended
                                                                       September 30,      September  30,       August 31,
                                                                           2004                2003               2003
                                                                           ----                ----               ----
Premiums collected:

   Long-term care:
     First-year......................................................       $   .2              $  .2             $  3.2
     Renewal.........................................................        283.2               29.9              264.8
                                                                            ------              -----             ------
       Subtotal - long-term care.....................................        283.4               30.1              268.0
                                                                            ------              -----             ------

   Major medical:
     Group (first-year)..............................................          -                  -                  -
     Group (renewal).................................................         12.3               17.4              152.4
                                                                            ------              -----             ------
       Subtotal - group major medical................................         12.3               17.4              152.4
                                                                            ------              -----             ------

     Individual (first-year).........................................          -                  -                  -
     Individual (renewal)............................................          2.7                 .5                4.0
                                                                            ------              -----             ------
       Subtotal - individual major medical...........................          2.7                 .5                4.0
                                                                            ------              -----             ------

       Total major medical...........................................         15.0               17.9              156.4
                                                                            ------              -----             ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products.....................................................            .2                 .2                3.2
     Total renewal premium collections on insurance
       products......................................................        298.2               47.8              421.2
                                                                            ------              -----             ------

       Total collections on insurance products.......................       $298.4              $48.0             $424.4
                                                                            ======              =====             ======

     As described elsewhere, the Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and
(ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment were $92.7 million and $283.4 million in the three and nine months ended September 30, 2004, respectively; $30.1 million in the one month ended September 30, 2003; $70.6 million in the two months ended August 31, 2003; and $268.0 million in the eight months ended August 31, 2003. Most of the long-term care premiums in this segment relate to business written by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "-- Other Business in Run-Off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Group major medical premiums were $2.7 million and $12.3 million in the three and nine months ended September 30, 2004, respectively; $17.4 million in the one month ended September 30, 2003; $28.6 million in the two months ended August 31, 2003; and $152.4 million in the eight months ended August 31, 2003. We no longer actively market new sales of group products. In early 2002, we decided to stop renewing all inforce small group business and discontinued new sales.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2004 and December 31, 2003, primarily reflect: (i) the issuance of common stock and preferred stock and the use of proceeds from such offerings, as further described in the note to the consolidated financial statements entitled "Changes in Common Stock and Preferred Stock"; (ii) the refinancing of our Previous Credit Facility, as further described in the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations"; (iii) our net income for the nine months ended September 30, 2004; and (iv) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2004, and December 31, 2003, we increased the carrying value of such investments by $568.1 million and $375.2 million, respectively, as a result of this fair value adjustment.

     Our capital structure as of September 30, 2004, and December 31, 2003, was as follows (dollars in millions):

                                                                                       Successor
                                                                            -----------------------------
                                                                            September 30,    December 31,
                                                                                2004             2003
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  788.6         $1,300.0

    Shareholders' equity:
       Preferred stock.....................................................      667.8            887.5
       Common stock........................................................        1.5              1.0
       Additional paid-in-capital..........................................    2,535.8          1,641.9
       Accumulated other comprehensive income..............................      302.8            218.7
       Retained earnings...................................................      220.9             68.5
                                                                              --------         --------

          Total shareholders' equity.......................................    3,728.8          2,817.6
                                                                              --------         --------

          Total capital....................................................   $4,517.4         $4,117.6
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2004 and as of and for the four months ended December 31, 2003:

                                                                                                       Successor
                                                                                              ---------------------------
                                                                                              September 30,   December 31,
                                                                                                  2004            2003
                                                                                                  ----            ----
Book value per common share..................................................................     $20.25          $19.28
Book value per common share, excluding accumulated other comprehensive income(1).............      18.25           17.09

Ratio of earnings to fixed charges...........................................................      1.85x           1.79x

Ratio of earnings to fixed charges and preferred dividends...................................      1.51x           1.46x

Debt to total capital ratios:
   Corporate debt to total capital...........................................................        17%             32%
   Corporate debt to total capital, excluding accumulated other comprehensive income(1)......        19%             33%
   Corporate debt and preferred stock to total capital.......................................        32%             53%
   Corporate debt and preferred stock to total capital, excluding accumulated other
        comprehensive income(1)..............................................................        35%             56%

-----------------------
(1) This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income (loss) has been excluded from the value of capital used to determine this measure. Management believes this non-GAAP measure is useful, because it removes the volatility from changes in accumulated other comprehensive income (loss) in the value of capital. Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. However, this measure does not replace the corresponding GAAP measure.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     On August 2, 2002, S&P downgraded the financial strength rating of our primary insurance companies from BB+ to B+. On November 19, 2003, S&P assigned a "BB-" counterparty credit and financial strength rating to our primary insurance companies, with the exception of Conseco Senior, which was assigned a "CCC" rating. On May 27, 2004, S&P upgraded the financial strength ratings of our primary insurance companies from "BB-" to "BB+", with the exception of Conseco Senior, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. On July 1, 2003, Moody's downgraded the financial strength rating of our primary insurance companies from "Ba3" to "B3". On December 4, 2003, Moody's assigned a "Ba3" rating to our primary insurance companies with the exception of Conseco Senior, which was assigned a "Caa1" rating. On May 27, 2004, Moody's upgraded the financial strength rating of our primary insurance companies from "Ba3" to "Ba2" with the exception of Conseco Senior, which was assigned a "Caa1" rating. On August 9, 2004, Moody's again upgraded the financial strength rating of our primary insurance companies from "Ba2" to "Ba1" and reaffirmed the "Caa1" rating of Conseco Senior. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are classified as "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims.

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

     Our insurance subsidiaries domiciled in Texas, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, on behalf of itself and its subsidiaries, entered into consent orders with the Texas Department of Insurance, on October 30, 2002, which were formally released on November 19, 2003. The consent orders applied to all of our insurance subsidiaries and, among other requirements, restricted the ability of our insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. Notwithstanding the release of the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

consent orders, we agreed with the Texas Department of Insurance to provide prior notice of certain transactions, including up to 30 days prior notice for the payment of dividends by an insurance subsidiary to any non-insurance company parent. State laws generally provide state insurance regulatory agencies with broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot assure you that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

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

     At September 30, 2004, Conseco Inc. and CDOC held unrestricted cash of $74.9 million. In addition, our other non-life insurance companies held unrestricted cash of approximately $59.4 million which could be upstreamed to the parent companies if needed.

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

     We have adopted several initiatives designed to reduce the expense levels that exceed product pricing at our Conseco Insurance Group segment. These initiatives include the elimination of duplicate processing systems by converting similar systems to a much smaller number of systems. We expect to spend over $35 million on capital expenditures in 2004

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

(including amounts related to the aforementioned initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

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

     INVESTMENTS

     At September 30, 2004, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $12,158.0      $423.3        $21.4     $12,559.9
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,635.2        24.9          2.5       1,657.6
   States and political subdivisions...................................       747.3        15.8          4.8         758.3
   Debt securities issued by foreign governments.......................       115.9         3.7           .1         119.5
   Structured securities ..............................................     5,338.9        90.9          5.8       5,424.0
Below-investment grade (primarily corporate securities)................       750.6        43.3          6.9         787.0
                                                                          ---------      ------        -----     ---------

   Total actively managed fixed maturities.............................   $20,745.9      $601.9        $41.5     $21,306.3
                                                                          =========      ======        =====     =========

Equity securities......................................................       $62.5        $5.2          $.1         $67.6
                                                                              =====        ====          ===         =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our fixed maturity securities by industry category as of September 30, 2004 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 5,426.9           25.4%
   Bank and finance.....................................................................        3,478.2           16.4
   Services.............................................................................        2,702.0           12.7
   Manufacturing........................................................................        2,471.3           11.6
   Utilities............................................................................        1,421.8            6.7
   Communications.......................................................................        1,059.4            5.0
   Government (US)......................................................................          898.1            4.2
   Agriculture, forestry and mining.....................................................          830.0            3.8
   Asset-backed securities..............................................................          724.7            3.4
   Retail and wholesale.................................................................          659.7            3.1
   Transportation.......................................................................          593.4            2.8
   Other................................................................................        1,040.8            4.9
                                                                                              ---------          -----

      Total fixed maturity securities...................................................      $21,306.3          100.0%
                                                                                              =========          =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Below-Investment Grade Securities

     At September 30, 2004, the amortized cost of the Company's fixed maturity securities in below-investment grade securities was $750.6 million, or 3.6 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $787.0 million, or 105 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

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

     Net Realized Investment Gains (Losses)

     During the first nine months of 2004, we recognized net realized investment gains of $27.5 million. The net realized investment gains during the first nine months of 2004 included: (i) $45.3 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $9.9 billion; net of (ii) $17.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the one month ended September 30, 2003, we recognized net realized investment gains of $6.7 million resulting from the sales of investments (primarily fixed maturities) which generated proceeds of $2.1 billion. There were no writedowns of fixed maturity investments as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million. The net realized investment losses during the first eight months of 2003 included: (i) $45.9 million of net gains from the sales of investments (primarily fixed maturities) which generated proceeds of $5.4 billion; net of (ii) $51.3 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary. At September 30, 2004, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $5.1 million and a carrying value of $6.9 million.

     During the nine months ended September 30, 2004, we sold $2.0 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $34.5 million. Securities sold at a loss are sold for a number of reasons including but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; and (v) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

     Investments with Other-Than-Temporary Losses

     During the nine months ended September 30, 2004, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $17.8 million. During the nine months ended September 30, 2004, we recognized a loss of $3.5 million related to an issuer in the airline industry rated Caa/CCC-. Although this investment is in a major airline, this company remains highly leveraged and the entire industry is currently facing a difficult operating environment including rising fuel prices. Accordingly, we concluded that the decline in fair value was other than temporary. In addition to the specific investment discussed above, we recorded $14.3 million of writedowns related to various other investments. No other writedown of a single issuer exceeded $3.0 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2004, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                             Estimated
                                                                                             Amortized         fair
                                                                                                cost           value
                                                                                             ---------      ---------
Due in one year or less...................................................................    $   62.4       $   62.2
Due after one year through five years.....................................................       345.8          341.9
Due after five years through ten years....................................................       848.7          836.4
Due after ten years.......................................................................       816.6          797.3
                                                                                              --------       --------

   Subtotal...............................................................................     2,073.5        2,037.8

Structured securities.....................................................................     1,001.3          995.5
                                                                                              --------       --------

   Total..................................................................................    $3,074.8       $3,033.3
                                                                                              ========       ========

     At September 30, 2004, we had no investments in fixed maturities rated below-investment grade or classified as equity-type securities in an unrealized loss position exceeding 20 percent of the cost basis.

     Our investment strategy is to maximize over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment. As described in the note to our consolidated financial statements entitled "Recently Issued Accounting Standards", certain guidance related to determining when an impairment of an investment is other than temporary is being considered by the Emerging Issues Task Force. Depending on the ultimate guidance issued, including guidance regarding management's assertion about intent and ability to hold actively managed fixed maturities for a period of time sufficient to allow for any anticipated recovery, the Company's practice of selling securities at a loss could result in a

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

requirement to report unrealized losses in a different manner, including reflecting unrealized losses in the income statement as other-than-temporary impairments.

     The following table summarizes the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at September 30, 2004 (dollars in millions).

                                             Less than 12 months       12 months or greater              Total
                                           ----------------------     ---------------------       -----------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------

     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies........  $  210.5       $ (2.5)      $  .5         $  -        $  211.0     $ (2.5)

     States and political subdivisions...     161.4         (4.7)        1.7           (.1)         163.1       (4.8)

     Debt securities issued by
        foreign governments..............      15.3          (.1)        -             -             15.3        (.1)

     Corporate securities................   1,624.6        (27.5)       23.8           (.8)       1,648.4      (28.3)

     Structured securities...............     980.3         (5.3)       15.2           (.5)         995.5       (5.8)
                                           --------       ------       -----         -----       --------     ------

     Total actively managed
        fixed maturities.................  $2,992.1       $(40.1)      $41.2         $(1.4)      $3,033.3     $(41.5)
                                           ========       ======       =====         =====       ========     ======

     Equity securities...................      $3.0         $(.1)                                    $3.0       $(.1)
                                               ====         ====                                     ====       ====

     Based on management's current assessment of investments with unrealized losses at September 30, 2004, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. The recognition of an other-than-temporary impairment through a charge to earnings may be recognized in future periods if management later concludes that the decline in market value below the cost basis is other than temporary.

     Structured Securities

     At September 30, 2004, fixed maturity investments included $5.4 billion of structured securities (or 25 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments for mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium as a result of a decrease in the annual amortization of the premium.

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

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at September 30, 2004 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  196.7     $   198.2    $  201.3
4 percent - 5 percent...............................................................    1,415.6       1,363.2     1,381.6
5 percent - 6 percent...............................................................    1,607.2       1,599.1     1,630.7
6 percent - 7 percent...............................................................    1,731.9       1,795.0     1,821.7
7 percent - 8 percent...............................................................      323.8         339.5       343.9
8 percent and above.................................................................       43.2          46.0        47.7
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $5,318.4      $5,341.0    $5,426.9
                                                                                       ========      ========    ========

---------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.1 million and $2.9 million, respectively.

     The amortized cost and estimated fair value of structured securities at September 30, 2004, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                              ----------------------
                                                                                                             Percent
                                                                             Amortized                      of fixed
Type                                                                            cost           Amount     maturities
----                                                                            ----           ------     ----------
Pass-throughs and sequential and targeted amortization classes............    $3,084.9        $3,129.1            15%
Planned amortization classes and accretion-directed bonds.................       754.8           763.3             3
Commercial mortgage-backed securities.....................................     1,466.8         1,500.4             7
Subordinated classes and mezzanine tranches...............................        33.9            33.5             -
Other.....................................................................          .6              .6             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,341.0        $5,426.9            25%
                                                                              ========        ========            ==

--------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $2.1 million and $2.9 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Mortgage Loans

     At September 30, 2004, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent at September 30, 2004.

     Investment Borrowings

     Our investment borrowings averaged approximately $529.6 million during the first nine months of 2004; $531.5 million during the one month ended September 30, 2003; and $689.1 million during the eight months ended August 31, 2003 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.3 percent during the first nine months of 2004; 1.3 percent during the one month ended September 30, 2003; and 1.8 percent during the eight months ended August 31, 2003.

     STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     As of the date of this filing, the consolidated statutory results of our insurance subsidiaries for the nine months ended September 30, 2004, have not been finalized. The quarterly statutory financial statements of our insurance subsidiaries are expected to be filed with the respective domiciliary insurance regulators on or about November 15, 2004. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries is expected to be approximately $(37.1) million in the first nine months of 2004 compared to $255.6 million in the same period of 2003. Included in such net income (loss) are net realized capital gains (losses), net of income taxes, of approximately $(50.8) million and $33.3 million in the first nine months of 2004 and 2003, respectively. In addition, such net income included interest expense on surplus debentures of $148.0 million and nil in the first nine months of 2004 and 2003, respectively. The Company's insurance subsidiaries expect to report the following amounts to regulatory agencies at September 30, 2004, after appropriate eliminations of intercompany accounts among such subsidiaries (dollars in millions):

                  Statutory capital and surplus ..................................     $1,552.2
                  Asset valuation reserve.........................................         56.7
                  Interest maintenance reserve....................................        269.4
                                                                                       --------

                     Total........................................................     $1,878.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. No dividends were paid to the parent company in the first nine months of 2004.

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

     At September 30, 2004, the consolidated Company Action Level RBC ratio for our insurance subsidiaries exceeds the minimum risk-based capital requirement included in our Credit Facility. See the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     Our insurance subsidiaries held principal protected senior notes of three trusts which invested in fixed maturities, mortgages, preferred stock, common stock and limited partnerships. We consolidated the trusts in our financial statements prepared in accordance with GAAP at December 31, 2003. During the fourth quarter of 2003, the trusts began liquidating their portfolios, a process that was completed in the first quarter of 2004. Under statutory accounting practices, which differ from GAAP, realized capital losses of $45.9 million were recorded by the insurance subsidiaries on the fourth quarter 2003 partial redemption of the senior notes. Additional statutory realized capital losses of $94.9 million were recorded at December 31, 2003 since a decision had been made to redeem the remaining senior notes at amounts less than their amortized cost. The total statutory realized losses of $140.8 million on the senior notes were included in the interest maintenance reserve ("IMR") at December 31, 2003. The redemption of the remaining senior notes resulted in realized gains of $9.9 million in the first nine months of 2004 which were also included in the IMR.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Form 10-K for the year ended December 31, 2003. There have been no material changes in the first nine months of 2004 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Evaluation of Internal Controls. Section 404 of the Sarbanes Oxley Act of 2002 will require us to include a report in our Form 10-K for the year ending December 31, 2004 containing an assessment of the effectiveness of our internal control structure and procedures for financial reporting as of December 31, 2004. Our external auditors are required to attest to, and report on, the assessment made by management. We are currently undergoing a comprehensive effort to test our internal controls to confirm that such controls are designed properly and operating effectively. When our testing identifies potential weaknesses, we are taking necessary remediation actions. While we anticipate being able to fully satisfy the requirements of Section 404 in a timely manner, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of these actions on our operations. In addition, since the new rules are subject to varying interpretations, there is uncertainty regarding how compliance will be measured.

     Changes to Internal Controls and Procedures for Financial Reporting. There were no significant changes in Conseco's internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

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

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The lawsuit was stayed as to all defendants by order of the United States Bankruptcy Court for the Northern District of Illinois. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in the Plan and our obligation to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date of the Plan is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and has been set for hearing on November 19, 2004. We believe this lawsuit is without merit and intend to defend it vigorously. The ultimate outcome of this lawsuit cannot be predicted with certainty.

     Other Litigation

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC ("Conseco Services"), related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen
C. Hilbert, James D. Massey, Dennis E. Murray, Sr., Rollin M. Dick, James S. Adams, Maxwell E. Bublitz, Ngaire E. Cuneo, David R. Decatur, Donald F. Gongaware and Bruce A. Crittenden. The specific lawsuits include: Hilbert v. Conseco, Case No. 03A 04283 (Bankr. Northern District, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco v. Adams, et al., Case No. 03A 04545 9 (Bankr. Northern District, Illinois); Conseco Services v. Dick, et al., Case No. 06C01-0311-CC-536 (Circuit Court, Boone County, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Crittenden v. Conseco, Case No. IP02-1823-C B/S (Southern District, Indiana); Conseco v. Dick, Case No. 04L 002811 (Circuit Court, Cook County, Illinois) Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Cuneo, et al., Case No. 1:04-CV-0929-DFH-WTL (Southern District, Indiana); Conseco Services v. Murray., Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Services v. Gongaware, Case No. 29D02-0404-CC-380 (Superior Court, Hamilton County, Indiana). David Decatur filed for bankruptcy on May 12, 2004. The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. We have reached a settlement agreement with Thomas J. Kilian. On October 20, 2004, the judge in the Conseco Services v. Hilbert case granted partial final summary judgment in favor of Conseco Services in the amount of $62.7 million plus interest. Mr. Hilbert has filed a notice of appeal.

     In October 2002, Roderick Russell, on behalf of himself and a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services and certain of our current and former officers (Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM). The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. This lawsuit was stayed as to all defendants by order of the Bankruptcy Court. The stay was lifted on October 15, 2003. On March 22, 2004, plaintiffs filed an amended complaint and added additional former officers as named defendants and dismissed Conseco, Inc. as a party. We filed a motion to dismiss the amended complaint on June 1, 2004. On July 30, 2004, the Russell matter was dismissed. On August 25, 2004, the plaintiffs filed a notice of appeal in the 7th Circuit Court of Appeals. On February 13, 2004, the Company's fiduciary insurance carrier, RLI Insurance Company, filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter (RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana)). On March 15, 2004, RLI filed an amended complaint adding Conseco Services as an additional defendant. On July 28, 2004, we filed a motion to stay the RLI matter until Russell is resolved. On September 2, 2004, RLI filed a motion for judgment on all counterclaims. On October 5, 2004, our motion to stay this matter was granted. We

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

believe the lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On June 24, 2002, the heirs of a former officer, Lawrence Inlow, commenced an action against our Predecessor, Conseco Services and two former officers in the Circuit Court of Boone County, Indiana (Inlow et al. v. Conseco, Inc., et al., Cause No. 06C01-0206-CT-244). The heirs asserted that unvested options to purchase 756,248 shares of our Predecessor's common stock should have been vested at Mr. Inlow's death. The heirs further claimed that if such options had been vested, they would have been exercised, and that the resulting shares of common stock would have been sold for a gain of approximately $30 million based upon a stock price of $58.125 per share, the highest stock price during the alleged exercise period of the options. The maximum exposure to the Company for this lawsuit was estimated to be $33 million. The heirs did not file a proof of claim with the Bankruptcy Court. A settlement agreement has been reached by all of the parties.

     On June 27, 2001, two suits against the Company's subsidiary, Philadelphia Life Insurance Company (now known as Conseco Life Insurance Company), both purported nationwide class actions seeking unspecified damages, were consolidated in the U.S. District Court, Middle District of Florida (In Re PLI Sales Litigation, Cause No. 01-MDL-1404), alleging among other things, fraudulent sales and a "vanishing premium" scheme. Philadelphia Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Philadelphia Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. In March 2004, the remaining plaintiff filed a motion to substitute plaintiff, to which Philadelphia Life has objected. We expect the court to set a trial date during the June 2005 trial term. On September 27, 2004, Philadelphia Life was named in a purported nationwide class action filed by the same plaintiff's attorney seeking unspecified damages in the District Court of Clark County, Nevada (Emma Gilbertson individually and on behalf of others similarly situated v. Conseco Life Insurance Company f/k/a Philadelphia Life Insurance Company, Cause No. A492738), alleging breach of contract pertaining to notice of premium increases. Philadelphia Life believes both lawsuits are without merit and intends to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

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

     The Company and its subsidiaries, Conseco Life Insurance Company and Bankers Life and Casualty Company, have been named in purported class actions and an individual lawsuit alleging, among other things, breach of contract with regard to a change made in the way monthly deductions are calculated for insurance coverage. Many of these nationwide purported class action lawsuits were filed in Federal courts across the United States. The Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the case now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). Other nationwide purported class actions and an individual lawsuit are filed in Illinois, Indiana and California state courts. The case filed in Illinois state court is Barry A. Feinberg, Trustee of the Linda Leventhal Irrevocable Trust, individually and on behalf of all other persons and entities similarly situated v. Conseco Life Insurance Company, f/k/a Massachusetts General Life Insurance Company, Case No. 04CH17937 (Circuit Court, Cook

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

County, Illinois). Those cases filed in Indiana state courts have been consolidated into the case now referred to as Alene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Those cases filed in California state courts are as follows: Stephen Hook, an individual, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Bankers Life and Casualty Company and Does 1 through 10, Case No. CGC-04-428872 (Superior Court, San Francisco County, California); Michael S. Kuhn, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company and Does 1 through 100, Case No. 03-416786 (Superior Court, San Francisco County, California); Sidney H. Levine and Judith A. Levine v. Conseco Life Insurance Company, Mark Peters Insurance Services, Inc., Hon. John Garamendi (in his capacity as Insurance Commissioner for the State of California) and Does 1 through 10, Case 04 CV 125 LAB (BLM) (Superior Court, San Diego County, California); Steven Rose, on Behalf of Himself and All Others Similarly Situated, and on Behalf of the General Public for the State of California v. Conseco Life Insurance Company, Case No. GIC 827178 (Superior Court, San Diego County, California); Alfonso Tamayo, individually and on behalf of all others similarly situated and on behalf of the General Public v. Conseco Life Insurance Co., Inc., an Indiana Corp., successor to Philadelphia Life Insurance Co. and formerly doing business as Massachusetts General Life Insurance Company, Case No 04-431660 (Superior Court, San Francisco County, California). We have filed a motion with the Judicial Council of California requesting consolidation of all the California state court cases. We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     On February 7, 2003, the Company's subsidiary, Conseco Life Insurance Company, was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas (Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company, and Pete Ramirez, III Cause No. 2003-CCL-102-C). On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services as an additional defendant. On March 5, 2004, the complaint was amended a second time naming additional plaintiffs. The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleged, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. The parties have reached a settlement agreement on a class wide basis. On October 14, 2004, the judge signed an order preliminarily approving the settlement. The hearing for final approval is set for January 31, 2005.

     On December 30, 2002 and December 31, 2002, four suits were filed in various Mississippi counties against Conseco Life Insurance Company (Kathie Allen, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Jones County, Mississippi, Cause No. 2002-448-CV12; Anthony Cascio, et al. v. Conseco Life Insurance Company, et al, Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0242-CICI; William Garrard, et al. v. Conseco Life Insurance Company, et al., Circuit Court of Sunflower County, Mississippi, Cause No. CV-2002-0753-CRL; and William Weaver, et al. v. Conseco Life Insurance Company, et al., Circuit Court of LeFlore County, Mississippi, Cause No. CV-2002-0238-CICI) alleging, among other things, a "vanishing premium" scheme. In August 2004, the parties agreed to a settlement of these four suits.

     On September 21, 1999, Conseco Health Insurance Company ("Conseco Health"), Conseco Services, Performance Matters Associates (one of our subsidiaries), and a subsidiary officer were named in an action seeking damages in the United States District Court for the Northern District of Alabama (Danny McFarlin; Tennessee Capitol Associates, Inc.; Neal Nielsen; Group Marketing Services, Inc.; Eleanor D. Newman; Dick Manley; Commonwealth General Group, Inc.; Robert
E. Taylor; Benefits of America Limited, Inc.; and Daniel Smith v. Conseco, Inc.; Conseco Services, LLC.; Conseco Health Insurance f/k/a Capitol American Life Insurance Company; Consolidated Marketing Group; Suncoast Fringe Benefits, Inc.; Performance Matters Associates, Inc.; Christopher L. Weaver; Jim Hobbs, Mike Foster and David King; Cause No: 99-CV-2282-S) alleging among other things fraud, tortious interference with business and contractual relations, conspiracy, breach of contract, unjust enrichment, extortion and interstate travel in aid of extortion under the Racketeer Influenced and Corrupt Organization Act ("RICO") and mail/wire fraud under RICO. The case concerns the consolidation of plaintiffs' independent marketing organizations under a wholly owned subsidiary of Conseco. In May 2003, the Court dismissed the tortious interference claim as to Conseco Health, the breach of contract claims as to all defendants other than Conseco Health, and the extortion-related RICO claims as to all defendants on summary judgment. The case was on appeal to the 11th Circuit Court of Appeals but was recently remanded to the district court and is currently set for trial in March 2005. Conseco believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on August 24, 2004, the shareholders elected Debra J. Perry, Philip R. Roberts and Michael T. Tokarz to serve as directors for terms ending in 2005. Directors whose class was not up for election and whose term of office continued after the meeting are R. Glenn Hilliard, Neal Schneider, Michael Shannon and John G. Turner. The results of the voting were as follows (there were no broker non-votes):

                                                                      For                    Withheld
                                                                      ---                    --------
     Debra J. Perry...........................................    129,310,726               1,769,475
     Philip R. Roberts........................................    129,294,770               1,785,431
     Michael T. Tokarz........................................    129,735,183               1,345,018

     At the annual meeting, the shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's auditors for 2004 as follows:

          For               Against             Abstain
          ---               ------              -------
       128,168,245         2,854,722             57,235

ITEM 6. EXHIBITS.

          10.15 Employment Agreement dated as of July 19, 2004 between Conseco Services, LLC, and Dewette Ingham.

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




                                         CONSECO, INC.



Dated: November 9, 2004                  By: /s/ Eugene M. Bullis
                                         -------------------------------
                                         Eugene M. Bullis
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (authorized officer and principal
                                         financial officer)