Form 10-K
period 2004-12-31
CONSECO INC
filed 2005-03-16
CIK 1224608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2004 or

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


           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                               -------------------
                     Common Stock, par value $0.01 per share
                                Series A Warrants
   Class B Mandatorily Convertible Preferred Stock, par value $0.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

     At June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $2,996,722,000.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

     Shares of common stock outstanding as of March 7, 2005: 151,057,863

     DOCUMENTS INCORPORATED BY REFERENCE: None.
================================================================================

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I

Item 1.       Business of Conseco.                                                              3

Item 2.       Properties.                                                                      19

Item 3.       Legal Proceedings.                                                               20

Item 4.       Submission of Matters to a Vote of Security Holders.                             20

Part II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.                                                             21

Item 6.       Selected Consolidated Financial Data.                                            22

Item 7.       Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations.                                   23

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.                      79

Item 8.       Consolidated Financial Statements and Supplementary Data.                        80

Item 9.       Changes in and Disagreements with Accountants and
              Financial Disclosure.                                                           162

Item 9A.      Controls and Procedures.                                                        162

Part III

Item 10.      Directors and Executive Officers of the Registrant.                             163

Item 11.      Executive Compensation                                                          167

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.                                     174

Item 14.      Principal Accountant Fees and Services.                                         175

Part IV

Item 15.      Exhibits and Financial Statement Schedules.                                     176

                                     PART I
                                     ------

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

     We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2004, we had shareholders' equity of $3.9 billion and assets of $30.8 billion. For the year ended December 31, 2004, we had revenues of $4.3 billion and net income of $294.8 million.

     We conduct our business operations through two primary operating segments, which are defined on the basis of product distribution, and a third segment comprised of businesses in run-off as follows:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and annuities to the senior market through approximately 4,600 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 450 independent marketing organizations ("IMOs") that represent over 6,200 producing independent agents. This segment markets its products under the "Conseco" brand.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold through independent agents and major medical insurance.

     We also have a corporate segment, which consists of holding company activities and certain noninsurance company businesses. See the note to the consolidated financial statement entitled "Business Segments".

     OUR EMERGENCE FROM BANKRUPTCY

     On December 17, 2002 (the "Petition Date"), Old Conseco and certain of its non-insurance company subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003 (the "Confirmation Date"), and became effective on September 10, 2003 (the "Effective Date"). Upon the confirmation of the Plan, we implemented fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). References to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after the effects of fresh start reporting. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003. The activity of the Company for the period from September 1, 2003 through September 10, 2003 was therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations.

     OTHER INFORMATION

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, Conseco Finance Corp. ("CFC"). We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of our finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale for our interest in CFC, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of CFC on our Predecessor's consolidated balance sheet.

     During the third quarter of 2002, Conseco entered into an agreement to sell Conseco Variable Insurance Company ("CVIC"), one of its wholly-owned subsidiaries and the primary writer of its variable annuity products. The sale was completed in October 2002. The operating results of CVIC have been reported as a discontinued operation in all periods presented in the consolidated statement of operations included in this Form 10-K. See the note to the consolidated financial statements entitled "Financial Information Regarding CVIC." Unless otherwise noted, the collected premium information provided in
Item 1 excludes amounts related to the business of CVIC that was sold.

     During 2001, we stopped renewing a large portion of our major medical lines of business. These lines of business are included in our Other Business in Run-off Segment.

     CNO is the Successor to Old Conseco. We emerged from bankruptcy on the Effective Date. Old Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.conseco.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC's website at www.sec.gov. In addition, the public may read and copy any document we file at the SEC's Public Reference Room located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     In October 2004, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2004 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

     Data in Item 1 are provided as of or for the year ended December 31, 2004, (as the context implies), unless otherwise indicated.

     OUR GOALS FOR 2005

     Our fundamental goal for 2005 is to strengthen and improve our execution on the basics of our business by:

     o    Increasing emphasis on sales and revenue growth.

          - We intend to increase our distribution of products where we can compete profitably today and which will serve as the foundation for a family of products and distribution upon which we can continue to build in the future.

     o Further reducing operating expenses and improving efficiency of our operations across all business functions by consolidating and streamlining our back office and technology systems to reduce complexity, lower costs and improve customer and agent service.

          - We are implementing changes in an effort to achieve a best-in-class operating platform that is low-cost, customer-friendly and highly scalable. Our goal is to attain a superior level of back office efficiency that can handle additional premium without sacrificing quality or service. In technology, we are consolidating and simplifying our data processing and management systems in order to provide fast, real-time access to our distribution partners and home office management, reduce unnecessary costs, and eliminate impediments to scale. We are also working to reduce expenses by aggressively eliminating non-strategic costs and rationalizing organizational redundancies.

     o    Continuing to build best practices in governance and compliance.

          - We are leveraging the resources we have invested in Sarbanes-Oxley compliance and the strong governance practices we have put in place by applying those best practices across our organization.

     MARKETING AND DISTRIBUTION

     Insurance

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, professional independent producers (many of whom sell one or more of our product lines exclusively) and direct marketing. We had premium and asset accumulation product collections of $3.9 billion in 2004, $1.3 billion in the four months ended December 31, 2003 and $2.9 billion in the eight months ended August 31, 2003.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2004 collected premiums: Florida (8.4 percent), California (6.9 percent), Texas (6.5 percent) and Illinois (5.1 percent).

     We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

     Career Agents. This agency force, which approximates 4,600 agents and sales managers working from 158 branch offices, establishes one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. In 2004, this distribution channel accounted for $2,243.2 million, or 58 percent, of our total collected premiums. These agents sell only Bankers Life and Casualty policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Professional Independent Producers. Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2004, this distribution channel in our Conseco Insurance Group segment, collected $923.6 million, or 24 percent, of our total premiums, and in our Other Business in Run-off segment, collected $395.9 million, or 10 percent, of Conseco's total collected premiums.

     Marketing organizations typically recruit agents for the Conseco Insurance Group segment by advertising our products and commission structure through direct mail advertising or through seminars for agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system related to a particular product or market, such as educators. During 1999 and 2000, the Conseco Insurance Group segment purchased four organizations that specialize in marketing and distributing supplemental health products. One of these organizations (which specialized in the sale of long-term care insurance through independent agents) was sold in September 2003. In 2004, the remaining three organizations accounted for $242.0 million, or 6.2 percent, of our total collected premiums.

     During the second quarter of 2003, we decided to emphasize the sale of specified disease and Medicare supplement insurance policies through this distribution channel. We also decided to de-emphasize annuity and life insurance sales until such time as we achieve an "A" rating category from A.M. Best Company ("A.M. Best") and eliminate long-term care insurance sales through this channel of distribution. During 2005, we expect to increase our annuity sales efforts and continue to emphasize the sales of specified disease and Medicare supplement insurance products.

     Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies. In 2004, this channel accounted for $76.7 million, or 2 percent, of our total collected premiums.

Products

     The premium collection tables presented on pages 5, 6, 8 and 10 combine the 2003 premium collections of the Predecessor (for the eight months ended August 31, 2003) with the premium collections of the Successor (for the four months ended December 31, 2003). This combining facilitates comparison of premium collections which were not affected by fresh start accounting. Please refer to "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Premium and Asset Accumulation Product Collections" for a summary of 2003 premium collections by the Predecessor and Successor.

     The following table summarizes premium collections by major category and segment for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

Total premium collections

                                                                                            Years ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                   2004         2003         2002
                                                                                   ----         ----         ----

     Supplemental health:
        Bankers Life............................................................  $1,188.5    $1,167.5    $1,159.4
        Conseco Insurance Group.................................................     729.6       797.3       830.3
        Other Business in Run-off...............................................     395.9       598.3       844.0
                                                                                  --------    --------    --------

           Total supplemental health...........................................    2,314.0     2,563.1     2,833.7
                                                                                  --------    --------    --------

     Annuities:
        Bankers Life...........................................................      950.5       952.2       740.9
        Conseco Insurance Group.................................................      63.7        92.1       351.9
                                                                                  --------    --------    --------

           Total annuities.....................................................    1,014.2     1,044.3     1,092.8
                                                                                  --------    --------    --------

     Life:
        Bankers Life............................................................     180.9       161.3       139.0
        Conseco Insurance Group.................................................     372.3       412.2       498.0
                                                                                  --------    --------    --------

           Total life...........................................................     553.2       573.5       637.0
                                                                                  --------    --------    --------

     Total premium collections  ................................................  $3,881.4    $4,180.9    $4,563.5
                                                                                  ========    ========    ========

Our insurance companies offer the following products:

Supplemental Health

Supplemental Health Premium Collections (dollars in millions)

                                                                                             Years ended
                                                                                             December 31,
                                                                                     ---------------------------
                                                                                     2004        2003       2002
                                                                                     ----        ----       ----
Medicare supplement:
    Bankers Life................................................................. $  640.0    $  644.7    $  663.9
    Conseco Insurance Group......................................................    351.7       384.6       369.9
                                                                                  --------    --------    --------

       Total.....................................................................    991.7     1,029.3     1,033.8
                                                                                  --------    --------    --------

Long-term care:
    Bankers Life ................................................................    536.3       509.4       482.9
    Conseco Insurance Group(a) ..................................................      N/A         N/A         N/A
    Other Business in Run-off ...................................................    380.1       402.6       434.5
                                                                                  --------    --------    --------

       Total.....................................................................    916.4       912.0       917.4
                                                                                  --------    --------    --------

Specified disease products from
    Conseco Insurance Group.....................................................     361.7       355.1       368.6
                                                                                  --------    --------    --------

Major medical business included in Other Business in
    Run-off......................................................................     15.8       195.7       409.5
                                                                                  --------    --------    --------

Other
    Bankers Life ................................................................     12.2        13.4        12.6
    Conseco Insurance Group......................................................     16.2        57.6        91.8
                                                                                  --------    --------    --------

       Total.....................................................................     28.4        71.0       104.4
                                                                                  --------    --------    --------

Total -- supplemental health..................................................... $2,314.0    $2,563.1    $2,833.7
                                                                                  ========    ========    ========

----------

     (a) We have ceased writing long-term care and all major medical insurance through Conseco Insurance Group. Accordingly, we classify the associated collected premiums in "Other Business in Run-off."

     The following describes our major supplemental health products:

     Medicare Supplement. Medicare supplement collected premiums were $991.7 million during 2004 or 26 percent of our total collected premiums. Medicare is a two-part federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

     Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer higher commissions in the early years to agents for sales to these policyholders and competitive premium pricing for our policyholders. Approximately 44 percent of new sales of Medicare supplement policies in 2004 were to individuals who had recently reached the age of 65.

     Both Bankers Life and Conseco Insurance Group sell Medicare supplement insurance.

     Long-Term Care. Long-term care collected premiums were $916.4 million during 2004, or 24 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. The long-term care plans are sold primarily to retirees and, to a lesser degree, to older self-employed individuals and others in middle-income levels.

     Current nursing home care policies cover incurred and daily fixed-dollar benefits with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home healthcare policies cover the usual and customary charges after a deductible or elimination period and are subject to a daily or weekly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when necessary, apply for rate increases in the jurisdictions in which we sell such products. Regulatory approval is required to increase our premiums on these products.

     The long-term care insurance blocks of business sold through the professional independent producer distribution channel were largely underwritten by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The performance of these blocks of business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel.

     We continue to sell long-term care insurance through the career agent distribution channel. The long-term care business sold through Bankers Life's career agents is underwritten using stricter underwriting and pricing standards than our acquired blocks of long-term care business included in the Other Business in Run-off segment.

     Specified Disease Products. Specified disease collected premiums were $361.7 million during 2004, or 9 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. The benefits provided under the specified disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

     Approximately 77 percent of the total number of our specified disease policies inforce were sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

     Major Medical. Our major medical business is included in our Other Business in Run-off segment. Sales of our major medical health insurance products were targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options were available, and most policies require certain utilization review procedures. The profitability of this business depended largely on the overall persistency of the business inforce, claim experience and expense management. During 2001, we decided to discontinue a large block of major medical business by not renewing these policies because this business was not profitable. During 2004, we collected major medical premiums of $15.8 million.

     Other Supplemental Health Products. Other supplemental health product collected premiums were $28.4 million during 2004, or 1 percent of our total collected premiums. These products include various other products such as disability income insurance. We no longer actively market these products.

Annuities

Annuity premium collections (dollars in millions)

                                                                                            Years ended
                                                                                            December 31,
                                                                                      --------------------------
                                                                                      2004      2003        2002
                                                                                      ----      ----        ----

    Equity-indexed annuity
       Bankers Life ............................................................   $   47.5   $   15.1    $   30.4
       Conseco Insurance Group..................................................       44.3       54.3       189.7
                                                                                   --------   --------    --------

          Total equity-indexed annuity premium collections .....................       91.8       69.4       220.1
                                                                                   --------   --------    --------

    Other fixed annuity
       Bankers Life ............................................................      903.0      937.1       710.5
       Conseco Insurance Group..................................................       19.4       37.8       162.2
                                                                                   --------   --------    --------

          Total fixed annuity premium collections ..............................      922.4      974.9       872.7
                                                                                   --------   --------    --------

    Total annuity collections...................................................   $1,014.2   $1,044.3    $1,092.8
                                                                                   ========   ========    ========

     During 2004, we collected annuity premiums of $1,014.2 million or 26 percent of our total premiums collected. Annuity products include equity-indexed annuity, traditional fixed rate annuity and market value-adjusted annuity products sold through both Bankers Life and Conseco Insurance Group. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

     Sales of many of our annuity products have been affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. Many of our professional independent agents discontinued marketing our annuity products after A.M. Best lowered the financial strength ratings assigned to our insurance subsidiaries in 2002. In addition, the annuity business we were selling through this distribution channel required more statutory capital and surplus than our other insurance products. Accordingly, we took actions in our Conseco Insurance Group segment to de-emphasize new sales of annuity products sold through professional independent producers. Instead, we focused on the sale of products that are less ratings sensitive and capital intensive. In 2005, we expect to increase our annuity sales efforts in this segment. Career agents selling annuity products in the Bankers Life segment are less sensitive in the near-term to A.M. Best ratings, since these agents only sell our products. Accordingly, in 2005, we plan to increase our sales efforts of annuities through Bankers Life. In order to maintain Bankers Life's career agency distribution force during the bankruptcy process, we provided certain sales inducements to purchasers of annuities and sales incentives to our career agents.

     The following describes the major annuity products:

     Equity-Indexed Annuities. These products accounted for $91.8 million, or 2 percent, of our total premium collections during 2004. The account value (or "accumulation value") of these annuities is credited with interest at an annual minimum guaranteed average rate over the term of the contract of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts), but the annuities have potentially higher returns based on a percentage (the "participation rate") of the change in the Standard & Poor's 500 Index ("S&P 500 Index") during each year of their term. We have the discretionary ability to annually change the participation rate, which ranged from 50 percent to 90 percent in 2004, and we may include a first-year "bonus" participation rate, similar to the bonus interest described below for traditional fixed rate annuity products, which generally ranges from 10 percent to 30 percent. The minimum guaranteed values are equal to:

     o 90 percent of premiums collected for annuities for which premiums are received in a single payment (single-premium deferred annuities, or "SPDAs"), or either: (i) 75 percent of first year and 87.5 percent of renewal premiums collected; or (ii) 87.5 percent of all premium collections for annuities which allow for more than one payment (flexible premium deferred annuities, or "FPDAs"); plus

     o interest credited on such percentage of the premiums collected at an annual rate of 3 percent.

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

     Other Fixed Rate Annuities. These products include fixed rate SPDAs, FPDAs and single-premium immediate annuities ("SPIAs"). These products accounted for $922.4 million, or 24 percent, of our total premium collections during 2004. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 2.0 percent to 4.0 percent, and the rates, on all policies inforce range from 2.0 percent to 6.0 percent. The initial crediting rate is largely a function of:

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

     In 2004, substantially all of our new annuity sales were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate generally ranging from 2.0 percent to 2.5 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2004, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.9 percent.

     The policyholder is typically permitted to withdraw all or part of the premiums paid plus the accumulated interest credited to his or her accumulation value, subject to a surrender charge for withdrawals in excess of specified limits. Most of our traditional annuities allow for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of the penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy is issued. The initial surrender charge generally ranges from 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels intended to protect us from loss on early terminations and to reduce the likelihood that policyholders will terminate their policies during periods of increasing interest rates. This practice is intended to lengthen the duration of policy liabilities and to enable us to maintain profitability on such policies.

     SPIAs accounted for $32.9 million, or .9 percent, of our total premiums collected in 2004. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.6 percent at December 31, 2004.

     We also offered a multibucket annuity product which provides for different rates of cash value growth based on the experience of a particular market strategy. Earnings are credited to this product based on the market activity of a given strategy, less management fees, and funds may be moved between cash value strategies. Portfolios available include high-yield bond, investment-grade bond, convertible bond and guaranteed-rate portfolios. During 2004, this product accounted for $.6 million of our total premiums collected. Sales of this product were discontinued in 2003.

     In October 2002, we sold Conseco Variable Insurance Company, a company engaged in the variable annuity business. In connection with that sale, we agreed with the buyer not to engage in the variable annuity business for a period of three years. We no longer offer variable annuity products.

Life Insurance

Life insurance premium collections (dollars in millions)

                                                                                            Years ended
                                                                                            December 31,
                                                                                     ---------------------------
                                                                                     2004       2003        2002
                                                                                     ----       ----        ----
    Interest-sensitive life products
       Bankers Life...............................................................  $ 35.0     $ 34.2      $ 34.2
       Conseco Insurance Group....................................................   225.6      266.5       339.1
                                                                                    ------     ------      ------

          Total interest-sensitive life premium collections.......................   260.6      300.7       373.3
                                                                                    ------     ------      ------

    Traditional life
       Bankers Life...............................................................   145.9      127.1       104.8
       Conseco Insurance Group....................................................   146.7      145.7       158.9
                                                                                    ------     ------      ------

          Total traditional life premium collections..............................   292.6      272.8       263.7
                                                                                    ------     ------      ------

    Total life insurance premium collections......................................  $553.2     $573.5      $637.0
                                                                                    ======     ======      ======

     Life products include traditional, interest-sensitive and other life insurance products. These products are currently sold through both Bankers Life and Conseco Insurance Group. During 2004, we collected life insurance premiums of $553.2 million, or 14 percent, of our total collected premiums. In April 2003, we took actions to de-emphasize new sales of several of our life insurance products through Conseco Insurance Group's professional independent producers. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $260.6 million, or 7 percent of our total collected premiums in 2004. These products are marketed by professional independent producers and, to a lesser extent, career agents. The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders.

     Traditional Life. These products accounted for $292.6 million, or 7 percent, of our total collected premiums in 2004. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which we continue to market on a limited basis, combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for a specified period of time -- typically five, 10 or 20 years. We ceased most term life product sales through the professional independent producer distribution channel during the second quarter of 2003.

     Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $63.2 million, or 1.6 percent, of our total collected premiums in 2004. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $10,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Bankers Life segment markets graded benefit life policies under the Colonial Penn brand name using direct response marketing techniques. New policyholder leads are generated primarily from television and print advertisements.

     ACQUISITIONS

     From 1982 to 1998, Old Conseco acquired 19 insurance and related businesses and Green Tree Financial Corporation (renamed Conseco Finance Corp.) These acquisitions were primarily responsible for the Company's historical growth.

     INVESTMENTS

     40|86 Advisors, Inc. ("40|86 Advisors"), a registered investment adviser and wholly-owned subsidiary of Conseco, Inc., manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $27.3 billion of assets (at fair value) under management at December 31, 2004, of which $24.0 billion were assets of our subsidiaries and $3.3 billion were assets managed for third parties. Our general account investment strategies are to maintain a largely investment-grade diversified fixed-income portfolio, maximize the spread between the investment income we earn and the yields we pay on investment products within acceptable levels of risk, provide adequate liquidity, construct our asset portfolio considering expected liability durations and other requirements and maximize total return through active investment management. During 2004, we recognized net realized investment gains of $40.6 million. In the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million and in the eight months ended August 31, 2003, we recognized net realized investment losses of $5.4 million. During 2002, we recognized net realized investment losses of $556.3 million. The net realized investment losses during 2002 included: (i) $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in fair value of the investment was other than temporary; and (ii) $.5 million of net gains from the sales of investments (primarily fixed maturities). During 2002, we recognized other-than-temporary declines in value of several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.

     Investment activities are an integral part of our business because investment income is a significant component of our revenues. Profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2004, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.7 percent.

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

     We seek to balance the interest rate risk inherent in our invested assets with the interest rate characteristics of our insurance liabilities. We attempt to minimize this exposure by managing the duration of our fixed maturity investments and insurance liabilities. Duration measures the expected change in the fair value of assets and liabilities for a given change in interest rates. For example, if interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities.

     We calculate duration using our estimates of future asset and liability cash flows. These cash flows are discounted using appropriate interest rates based on the current yield curve and investment type. Duration is determined by calculating the present value of the cash flows using different interest rates, and estimating the change in value. At December 31, 2004, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 6.4 years and the duration of our insurance liabilities was approximately 7.0 years. The difference between these durations indicates that our investment portfolio had a shorter duration and, consequently, was less sensitive to interest rate fluctuations than that of our liabilities at that date. We generally seek to minimize the gap between asset and liability durations.

     For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investments."

     COMPETITION

     The markets in which we operate are highly competitive. Our current ratings and our Predecessor's bankruptcy proceedings have had a material adverse impact on our ability to compete in these markets. Compared to Conseco, many companies in the financial services industry are larger, have greater capital, technological and marketing resources, have better access to capital and other sources of liquidity at a lower cost, broader and more diversified product lines and have larger staffs. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing companies.

     In the individual health insurance business, companies compete primarily on the bases of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See "Insurance Underwriting" and "Governmental Regulation." In addition to competing with the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

     An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. Insurance financial strength ratings are opinions regarding an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities.

     On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries from "B (Fair)" to "B++ (Very Good)", other than Conseco Senior Health Insurance Company ("Conseco Senior") (the issuer of most of our long-term care business in our Other Business in Run-off segment), whose "B (Fair)" rating was affirmed by A.M. Best. According to A.M. Best, these rating actions reflected the substantial recapitalization of our balance sheet, improved absolute and risk-adjusted capital on a statutory basis and improving operating fundamentals. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "B" rating is assigned to companies which have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. A "B++" rating from A.M. Best is the fifth highest of sixteen possible ratings, and a "B" rating from A.M. Best is the seventh highest of sixteen possible ratings.

     On May 27, 2004, Standard & Poor's Corporation ("S&P") upgraded the financial strength ratings of our primary insurance companies from "BB-" to "BB+", other than Conseco Senior, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. A "BB+" rating from S&P is the eleventh highest of twenty-one possible ratings, and a "CCC" rating from S&P is the eighteenth highest of twenty-one possible ratings.

     On May 27, 2004, Moody's Investors Services, Inc. ("Moody's") upgraded the financial strength rating of our primary insurance companies from "Ba3" to "Ba2" other than Conseco Senior, which was assigned a "Caa1" rating. On August 9, 2004, Moody's again upgraded the financial strength rating of our primary insurance companies from "Ba2" to "Ba1" and reaffirmed the "Caa1" rating of Conseco Senior. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are classified as "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. A "Ba1" rating from Moody's is the eleventh highest of twenty-one possible ratings, and a "Caal" rating from Moody's is the seventeenth highest of twenty-one possible ratings.

     Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The lowered ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase beginning in 2002. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives in an effort to retain them. These events have had a negative effect on our ability to market our products and attract and retain agents, which in turn negatively affected our financial results.

     A.M. Best, S&P and Moody's review our ratings from time to time. We cannot provide any assurance that the ratings of our insurance subsidiaries will remain at their current levels or predict the impact of any downgrades on our business.

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

     Before issuing long-term care products to individuals and groups, we generally apply detailed underwriting procedures designed to assess and quantify the insurance risks. We require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements vary according to the applicant's age and may vary by type of policy or product. We also rely on medical records and the potential policyholder's written application. In recent years, there have been significant regulatory changes with respect to underwriting certain types of health insurance. An increasing number of states prohibit underwriting and/or charging higher premiums for substandard risks. We monitor changes in state regulation that affect our products, and consider these regulatory developments in determining the products we market and where we market them.

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

     LIABILITIES FOR INSURANCE AND ACCUMULATION PRODUCTS

     At December 31, 2004, the total balance of our liabilities for insurance and asset accumulation products was $25.2 billion. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. For our supplemental health insurance business, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims, and a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

     Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.

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

     As of December 31, 2004, the policy risk retention limit was generally $.8 million or less on the policies of our subsidiaries. Reinsurance ceded by Conseco represented 26 percent of gross combined life insurance inforce and reinsurance assumed represented 2.1 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2004 were as follows (dollars in millions):


                                                                           Ceded life        A.M. Best
Name of Reinsurer                                                       insurance inforce      rating
-----------------                                                       -----------------  ---------------
Swiss Re Life and Health America Inc....................................    $ 4,796.6           A+
Security Life of Denver Insurance Company...............................      4,463.5           A+
Reassure America Life Insurance Company.................................      3,156.8           A+
RGA Reinsurance Company.................................................      1,219.9           A+
Munich American Reassurance Company.....................................      1,104.3           A+
Lincoln National Life Insurance Company.................................        932.0           A+
Revios Reinsurance U.S. Inc.............................................        799.1           A-
All others..............................................................      3,594.9(a)
                                                                             --------

                                                                            $20,067.1
                                                                            =========

---------------------
(a) No other single reinsurer assumed greater than 3 percent of the total ceded business inforce.

     EMPLOYEES

     At December 31, 2004, we had approximately 4,350 employees, of which 4,250 were full time employees, including 1,900 employees supporting our Bankers Life segment and 2,350 employees supporting our Conseco Insurance Group segment, Other Business in Run-Off segment and corporate segment. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

     GOVERNMENTAL REGULATION

     Our insurance businesses are subject to extensive regulation and supervision by the insurance regulatory agencies of the jurisdictions in which they operate. This regulation and supervision is primarily for the benefit and protection of customers, and not for the benefit of investors or creditors. State laws generally establish supervisory agencies that have broad regulatory authority, including the power to:

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

     o    regulate the types and amounts of permitted investments; and

     o limit the amounts of dividend and surplus debenture principal and interest payments that can be paid without obtaining regulatory approval.

     In addition to the regulations described above, most states have also enacted laws or regulations regarding the activities of insurance holding company systems, including acquisitions, the payments of dividends by insurance companies, the terms of surplus debentures, the terms of transactions between insurance companies and their affiliates and other related matters. Various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. These requirements may include prior regulatory approval or prior notice for certain material transactions. Currently, the Company and its insurance subsidiaries are registered as holding company systems pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries, and they routinely report to other jurisdictions.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from generally accepted accounting principles ("GAAP"). These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of, or in a few states, the lesser of:

     o statutory net gain from operations or statutory net income for the prior year; or

     o 10 percent of statutory capital and surplus at the end of the preceding year.

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

     Most states have also enacted legislation or adopted administrative regulations that affect the acquisition (or sale) of control of insurance companies. The nature and extent of such legislation and regulations vary from state to state. Generally, these regulations require an acquirer of control to file detailed information and the plan of acquisition, and to obtain administrative approval prior to the acquisition of control. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is rebuttably presumed to exist if a person or group of affiliated persons directly or indirectly owns or controls 10 percent or more of the voting securities of another person.

     Using statutory statements filed with state regulators annually, the NAIC calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded. These inquiries have not led to any restrictions affecting our operations.

     In addition, the NAIC issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to:

     o    reserve requirements;

     o    Risk-based capital standards ("RBC");

     o    codification of insurance accounting principles;

     o    investment restrictions;

     o    restrictions on an insurance company's ability to pay dividends; and

     o    product illustrations.

     The NAIC's Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve ("AVR") and certain other adjustments) to its RBC (as measured on December 31 of each year), as follows:

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

     In addition, the Model Act provides for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

     o    between the current year and the prior year; and

     o    for the average of the last 3 years.

     It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     Refer to the note entitled "Statutory Information" in our notes to consolidated financial statements for more information on our RBC ratios.

     The NAIC has adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills are introduced from time to time in the U.S. Congress which propose for the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

     Our insurance subsidiaries are required, under guaranty fund laws of most states, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

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

     NAIC model regulations, adopted in substantially all states, created 10 standard Medicare supplement plans (Plans A through J). Plan A provides the least coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare supplement insurers must offer Plan A, but may offer any of the other plans at their option. Our insurance subsidiaries currently offer nine of the model plans. We have declined to offer Plan J, due in part to its high benefit levels and, consequently, high costs to the consumer.

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws and federal taxation, do affect the insurance business. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some direct role in the regulation of insurance.

     Numerous proposals to reform the current health care system (including Medicare) have been introduced in Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. Changes in health care policy could significantly affect our business. For example, Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Conseco's current products. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards, which could have the effect of increasing our loss ratios and adversely affecting our financial results. Also, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

     The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act ("HIPAA") relating to standardized electronic transaction formats, code sets and the privacy of member health information. These regulations, and any corresponding state legislation, affect our administration of health insurance.

     A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for similar demographic groups. State legislation has also been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers. Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review. We cannot predict with certainty the effect of any legislative proposals on our insurance businesses and operation.

     The asset management activities of 40|86 Advisors are subject to federal and state securities, fiduciary (including the Employee Retirement Income Security Act of 1974, as amended) and other laws and regulations. The SEC, the National Association of Securities Dealers, state securities commissions and the Department of Labor are the principal regulators of our asset management operations.

     FEDERAL INCOME TAXATION

     Our annuity and life insurance products generally provide policyholders with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, because taxes on the increase in value of the products are deferred until received by policyholders. With other savings investments, the increase in value is generally taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions.

     Recently, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010, and increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will sunset at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value of certain annuities and life insurance products. It is possible that further tax legislation will be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

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

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards ("NOLs"). In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. In addition, the use of our NOLs is dependent, in part, on whether the IRS ultimately agrees with the tax position we plan to take in our current and future tax returns. Accordingly, with respect to our deferred tax assets, we assess the need for a valuation allowance on an ongoing basis.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2004, we no longer believed that a full valuation allowance was necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we believe that it is still necessary to have a valuation allowance on a portion of our deferred tax asset. This determination was made by evaluating each component of the deferred tax asset and the effect of limitations or issues that made it more likely than not that our deferred tax asset would be fully recognized in the future.

     ITEM 2. PROPERTIES.

     Our headquarters and the administrative operations of our Conseco Insurance Group segment are located on a Company-owned 142-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The ten buildings on the campus contain approximately 854,500 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. Management believes that Conseco's offices are adequate for its current needs.

     Our Bankers Life segment is primarily administered from two facilities in Chicago. Bankers Life has 149,000 square feet in downtown Chicago, Illinois, leased under an agreement whereby 114,000 square feet are leased until 2018 and 35,000 square feet are leased until 2008. We leased approximately 130,000 square feet of space in a second Chicago facility. This lease expired in October 2004, at which time the operations of this facility were moved to a new location (with approximately 222,000 square feet) in downtown Chicago under a lease that expires in 2013. We own an office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for the direct marketing operation of our Bankers Life segment. We occupy approximately 60 percent of this space, with the remainder leased to tenants. We also lease 210 sales offices in various states totaling approximately 570,000 square feet. These leases are short-term in length, with remaining lease terms expiring between 2005 and 2010.

     ITEM 3. LEGAL PROCEEDINGS.

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Legal Proceedings" in note 9 "Commitments and Contingencies" to our consolidated financial statements included in Item 8 of this Form 10-K.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II
                                     -------

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION

     The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange during the period after our emergence from bankruptcy. There have been no dividends paid or declared on our common stock during this period.

Period                                                             Market price
------                                                          ------------------
                                                                High           Low
                                                                ----           ---
2003:
    September 11-30, 2003...................................  $22.50          $17.70
    Fourth Quarter..........................................   22.18           18.05

2004:
    First Quarter...........................................  $23.89          $20.90
    Second Quarter..........................................   24.00           17.10
    Third Quarter...........................................   20.06           15.43
    Fourth Quarter..........................................   20.15           16.17

     As of February 25, 2005, there were approximately 70,200 holders of the outstanding shares of common stock, including individual participants in securities position listings.

     DIVIDENDS

     The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future, and is currently prohibited from doing so pursuant to our credit agreement.

     EQUITY COMPENSATION INFORMATION

     The following table summarizes information, as of December 31, 2004, relating to our common stock that may be issued under the Conseco, Inc. 2003 Long-Term Equity Incentive Plan.

                                                                                                Number of securities
                                                                                               remaining available for
                                       Number of securities          Weighted-average           future issuance under
                                    to be issued upon exercise       exercise price of           equity compensation
                                      of outstanding options,      outstanding options,      plans (excluding securities
                                        warrants or rights          warrants or rights        reflected in first column)
                                        ------------------          ------------------        --------------------------
Equity compensation plans
    approved by security holders......        3,447,900                    $19.82                     4,319,862
Equity compensation plans not
    approved by security holders......               -                       -                             -
                                              ---------                    ------                     ---------

Total.................................        3,447,900                    $19.82                     4,319,862
                                              =========                    ======                     =========

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.


                                                            Successor                          Predecessor
                                                  ----------------------------   ---------------------------------------
                                                     Year         Four months    Eight months
                                                     ended           ended           ended
                                                  December 31,    December 31,     August 31,   Years ended December 31,
                                                                                                ------------------------
                                                     2004            2003            2003      2002       2001       2000
                                                     ----            ----            ----      ----       ----       ----
(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA(a)
Insurance policy income.........................     $2,949.3     $1,005.8        $2,204.3   $3,602.3   $3,992.7  $ 4,170.7
Net investment income...........................      1,318.6        474.6           969.0    1,334.3    1,550.0    1,578.1
Net realized investment gains (losses) .........         40.6         11.8            (5.4)    (556.3)    (340.0)    (304.8)
Total revenues..................................      4,330.0      1,505.5         3,203.4    4,450.4    5,492.0    5,581.4
Interest expense on corporate notes payable and
  investment borrowings (contractual interest:
  $268.5 for the eight months ended August 31,
  2003; and $345.3 for 2002)....................         79.5         36.8           202.5      341.9      400.0      454.3
Total benefits and expenses.....................      3,875.9      1,356.0         1,031.2    6,082.6    5,735.4    6,358.9
Income (loss) before income taxes, minority
  interest, discontinued operations and cumulative
  effect of accounting change...................        454.1        149.5         2,172.2   (1,632.2)    (243.4)    (777.5)
Cumulative effect of accounting change, net of
  income tax....................................          -            -               -     (2,949.2)       -        (55.3)
Net income (loss)...............................        294.8         96.3         2,201.7   (7,835.7)    (405.9)  (1,191.2)
Preferred stock dividends ......................         65.5         27.8             -          2.1       12.8       11.0
Net income (loss) applicable to common stock....        229.3         68.5         2,201.7   (7,837.8)    (418.7)  (1,202.2)

PER SHARE DATA
Net income, basic...............................        $1.73         $.68
Net income, diluted.............................         1.63          .67
Book value per common share outstanding.........       $21.41       $19.28
Weighted average shares outstanding for basic
  earnings......................................        132.3        100.1
Weighted average shares outstanding for diluted
  earnings......................................        155.9        143.5
Shares outstanding at period-end................        151.1        100.1

BALANCE SHEET DATA - AT PERIOD END
Total investments...............................    $24,306.3    $22,796.7       $22,018.3  $21,783.7  $25,067.1  $25,017.6
Goodwill  ......................................          -          952.2            99.4      100.0    3,695.4    3,800.8
Total assets....................................     30,755.5     29,973.5        28,318.1   46,509.0   61,432.2   58,589.2
Corporate notes payable and commercial paper ...        758.9      1,300.0             -          -      4,085.0    5,055.0
Liabilities subject to compromise...............          -            -           6,951.4    4,873.3        -          -
Total liabilities...............................     26,853.3     27,155.9        30,519.5   46,637.9   54,764.7   51,810.9
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..          -            -               -      1,921.5    1,914.5    2,403.9
Shareholders' equity (deficit)..................      3,902.2      2,817.6        (2,201.4)  (2,050.4)   4,753.0    4,374.4

STATUTORY DATA(b) - AT PERIOD END
Statutory capital and surplus...................     $1,510.0     $1,514.1                  $ 1,064.4  $ 1,649.8  $ 1,881.8
Asset valuation reserve ("AVR").................        117.0         40.9                       11.6      105.1      266.8
Total statutory capital and surplus and AVR.....      1,627.0      1,555.0                    1,076.0    1,754.9    2,148.6

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

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 2004, and the consolidated results of operations for: (i) the year ended December 31, 2004; (ii) the four months ended December 31, 2003;
(iii) the eight months ended August 31, 2003; and (iv) the year ended December 31, 2002 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of this Item 7 provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o our ability to improve the financial strength ratings of our insurance company subsidiaries and the impact of prior rating downgrades on our business;

     o the ultimate outcome of lawsuits filed against us and other legal and regulatory proceedings to which we are subject; and

     o our ability to obtain adequate and timely rate increases on our supplemental health products, including our long-term care business;

     o mortality, morbidity, usage of health care services, persistency and other factors which may affect the profitability of our insurance products;

     o our ability to achieve anticipated expense reductions and levels of operational efficiencies;

     o the adverse impact of our Predecessor's bankruptcy proceedings on our business operations, and relationships with our customers, employees, regulators, distributors and agents;

     o    performance of our investments;

     o customer response to new products, distribution channels and marketing initiatives;

     o the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission;

     o general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) our ability to sell products and access capital on acceptable terms, the market value of our investments, and the lapse rate and profitability of policies;

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products; and

     o regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, including the payment of dividends to us, regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products.

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

     We conduct our business operations through two primary operating segments, based primarily on method of product distribution, and a third segment comprised of businesses in run-off. Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through the following segments:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty and Colonial Penn. Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and annuities to the senior market through approximately 4,600 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 450 IMOs that represent over 6,200 producing independent agents. This segment markets its products under the "Conseco" brand.

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

     For the year ended December 31, 2004, net income after dividends on our preferred stock totaled $229.3 million, or

$1.63 per diluted share. Results for 2004 included net after-tax gains of $17.7 million from net realized investment gains.

     Despite low ratings and our decisions to discontinue or curtail sales in certain products in order to conserve capital coming out of bankruptcy, collected premiums in our core products have been relatively stable in the post bankruptcy period.

     We continue to focus on the factors that we believe are most important to achieving our number one business objective - improved ratings for our insurance subsidiaries. Our major goals for 2005 are to strengthen our balance sheet and improve our execution on the basics of our business by:

     o    Increasing emphasis on sales and revenue growth.

     o Further reducing operating expenses and improving the efficiency of our operations across all business functions.

     o Consolidating and streamlining our back-office systems to reduce complexity, lower our costs and improve customer service.

     o    Continuing to build best practices in governance and compliance.

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

     Critical Accounting Policies Related to our Continuing Business

     Investments

     At December 31, 2004, the carrying value of our investment portfolio was $24.3 billion. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

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

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. During the year ended December 31, 2004, we recorded $18.1 million of writedowns of fixed maturities, equity securities and other invested assets as a result of conditions that caused us to conclude a decline in the fair value of the investments was other than temporary.

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

Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event-driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) whether the investment is investment-grade and our view of the investment's rating and whether the investment has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in values. At December 31, 2004, our net accumulated other comprehensive income included gross unrealized losses on investments of $39.4 million; we consider all such declines in estimated fair value to be temporary.

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

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below-investment grade securities than with other corporate debt securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     During 2004, we sold over $6.2 billion of our fixed maturity investments which resulted in net realized investment gains of $56.6 million. Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not typically generate gains and losses by selling such securities. In certain circumstances, when securities are selling at prices which exceed our view of their current fair value, and it is possible to reinvest the proceeds to meet our long-term asset-liability objectives, we may sell certain securities. Of those fixed maturity investments sold in 2004, $2.6 billion resulted in gross realized investment losses (before income taxes) of $46.2 million. Securities sold at a loss are sold for a number of reasons including but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; and
(vi) our analysis indicating there is a high probability that the security is other-than-temporarily impaired.

     We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities. Our efforts to match these durations may cause us to sell investments before their maturity date and could result in the realization of net realized investment gains (losses). When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A mismatch of the durations of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position. See "-- Quantitative and Qualitative Disclosures About Market Risks" for additional discussion of the duration of our invested assets and insurance liabilities.

     For more information on our investment portfolio and our critical accounting policies related to investments, see the note to our consolidated financial statements entitled "Investments".

     Value of Policies Inforce at the Effective Date and Cost of Policies
     Produced

     In conjunction with the implementation of fresh start accounting, we eliminated the historical balances of Old Conseco's cost of policies purchased and cost of policies produced as of the Effective Date and replaced them with the value of policies inforce at the Effective Date.

     The cost assigned to the right to receive future cash flows from contracts existing at August 31, 2003 is referred to as the cost of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described below. We expect to amortize approximately 11 percent of the December 31, 2004 balance of value of policies inforce in 2005, 10 percent in 2006, 9 percent in 2007, 8 percent in 2008 and 7 percent in 2009.

     The cost of policies produced are those costs that vary with, and are primarily related to, producing new insurance business in the period after August 31, 2003. We amortized these costs (using the interest rate credited to the underlying policy for universal life or investment-type products and the projected investment earnings rate for other products): (i) in relation to the estimated gross profits for universal life-type and investment-type products; or
(ii) in relation to future anticipated premium revenue for other products.

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

     At December 31, 2004, the combined balance of the value of policies inforce and cost of policies produced was $3.0 billion. The recovery of these costs is dependent on the future profitability of the related business.

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

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net operating loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken and plan to take in our current and future tax returns. With respect to the deferred income tax assets, we assess the need for a valuation allowance on an ongoing basis.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. As of December 31, 2004, we no longer believe that a full valuation allowance is necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we believe that it is still necessary to have a valuation allowance on a portion of our deferred tax asset. This determination was made by evaluating each component of the deferred tax asset and the effect of limitations or issues that made it more likely than not that our deferred tax asset would be fully recognized in the future based on objective evidence.

     As of December 31, 2004, we had $4.4 billion of net operating loss carryforwards and $1.1 billion of capital loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of CFC discussed below), which expire as follows (dollars in millions):

                                          Operating loss carryforwards                        Capital loss carryforwards
                                   -------------------------------------------         -----------------------------------------
  Year of expiration               Subject to ss.382     Not subject to ss.382         Subject to ss.382   Not subject to ss.382
  ------------------               -----------------     ---------------------         -----------------   ---------------------
       2005...........................  $   .2              $    -                        $    2.7               $ -
       2006...........................      .1                   -                             5.5                 -
       2007...........................     5.8                   -                           484.4                 -
       2008 ..........................      .1                   -                           583.7                 -
       2009...........................    10.5                   -                             -                  34.1
       2010...........................     3.5                   -                             -                   -
       2011...........................      .5                   -                             -                   -
       2016...........................    29.2                   -                             -                   -
       2017...........................    51.1                   -                             -                   -
       2018...........................    53.9               4,182.3 (a)                       -                   -
       2019...........................      .7                   -                             -                   -
       2020...........................     2.5                   -                             -                   -
       2022...........................      .6                   -                             -                   -
       2023...........................    84.0                   -                             -                   -
       2024...........................      -                   10.0                           -                   -
                                        ------              --------                      --------              -----

       Total..........................  $242.7              $4,192.3                      $1,076.3              $34.1
                                        ======              ========                      ========              =====

-------------
(a) We have taken the position in our tax returns that the $4.1 billion tax loss on the worthlessness of CFC included in this amount, will not be subject to Section 382 of the Code. Although we believe our position is consistent with the Code, it is subject to interpretation and remains an uncertainty with respect to the future utilization of this operating loss carryforward. If the IRS disagrees with our position, the $4.1 billion tax loss would be subject to Section 382 of the Code and the maximum carryforward that could be utilized would be $2.7 billion (subject to our ability to generate sufficient future taxable income in the relevant carryforward period). See additional discussion below.

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

     At the fresh-start date, we were required to estimate our tax basis in CFC in order to determine the tax loss carryforward related to the worthlessness of CFC. The determination of this amount and how the loss is recognized was subject to varied interpretations of various tax laws and regulations. During the third quarter of 2004, the Company and the IRS entered into a closing agreement which determined that the tax loss recognized on the worthlessness of CFC was $6.7 billion, instead of our original estimate of $5.4 billion. This determination resulted in $500.1 million of additional deferred tax assets being recognized. We also recognized a $500.1 million valuation allowance, as we had deemed it more likely than not that the deferred tax assets would not be realized. As this increase relates to the period prior to our emergence from bankruptcy, any additional reductions of the deferred income tax valuation allowance will be accounted for as additions to paid-in capital pursuant to SOP 90-7.

     The closing agreement with the IRS also determined that the loss recognized on the worthlessness of CFC is an ordinary loss for tax purposes and not a capital loss.

     The following paragraphs summarize some of the unresolved limitations and contingencies which exist with respect to the future utilization of the net operating loss carryforwards which will cause a reassessment of the need for a major portion of the valuation allowance when resolved.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities. There is no limitation with respect to the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to the limitation described in the first sentence of this paragraph. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002-2003.

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

     During 2004, the reduction in our deferred income tax valuation allowance was accounted for pursuant to SOP 90-7, as follows: (i) first, to eliminate goodwill; (ii) second, to eliminate other intangible assets; and (iii) last, as an addition to paid-in capital. The reduction of any remaining portion of our deferred income tax valuation allowance will be accounted for as an addition to paid-in capital pursuant to SOP 90-7. Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2003.............................................  $2,362.1
         Realization of deferred income taxes recognized
            in the current period(a)............................................    (168.6)
         Release of tax valuation reserve related to unrealized
            gains during the period(a)..........................................     (65.4)
         Recovery of amounts related to our bankruptcy and
            state taxes(a)......................................................      (4.1)
         Increase in deferred tax assets related to the worthlessness
            of CFC..............................................................     500.1
         Release of valuation allowance(a)......................................    (947.0)
         Deferred tax assets not realizable.....................................     (47.5)
                                                                                  --------

       Balance at December 31, 2004.............................................  $1,629.6
                                                                                  ========

--------------
(a) There is a corresponding increase (decrease) for these items in the following accounts: (i) goodwill - ($952.2) million; (ii) other intangible assets - $(171.1) million; and (iii) additional paid-in capital - $61.8 million.

     Liabilities for Insurance Products

     At December 31, 2004, the total balance of our liabilities for insurance and asset accumulation products was $25.1 billion. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

     In accordance with SOP 90-7, the Successor established insurance liabilities and an asset for the value of policies inforce at the Effective Date using current assumptions. Adjustments to the Predecessor's liabilities for insurance and asset accumulation products as of August 31, 2003 are summarized below (dollars in millions):

                                                                          Predecessor      Fresh start         Successor
                                                                         balance sheet     adjustments       balance sheet
                                                                         -------------     -----------       -------------
Liabilities for insurance and asset accumulation products:
    Traditional and limited payment products:
       Traditional life insurance products...............................   $ 1,885.3         $  320.3        $ 2,205.6
       Limited pay annuities.............................................       880.0            140.0          1,020.0
       Individual accident and health ...................................     5,245.8          1,887.9          7,133.7
       Group life and health.............................................       692.0            136.7            828.7
       Unearned premiums.................................................         3.3              -                3.3
                                                                            ---------         --------        ---------

          Total liabilities for traditional and limited payment products.     8,706.4          2,484.9         11,191.3
                                                                            ---------         --------        ---------

    Interest-sensitive products:
       Investment contracts .............................................     8,489.8            132.9          8,622.7
       Universal life-type products .....................................     3,994.6            (15.4)         3,979.2
                                                                            ---------         --------        ---------

          Total liabilities for interest-sensitive products..............    12,484.4            117.5         12,601.9
                                                                            ---------         --------        ---------

    Other liabilities for insurance and asset accumulation products:
       Separate accounts and investment trusts ..........................        87.7              -               87.7
       Claims payable and other policyholder funds ......................       897.1            (10.3)           886.8
                                                                            ---------         --------        ---------

          Total other liabilities for insurance and asset accumulation
              products...................................................       984.8            (10.3)           974.5
                                                                            ---------         --------        ---------

Total liabilities for insurance and asset accumulation products.........    $22,175.6         $2,592.1        $24,767.7
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

     At the Effective Date, the Successor established insurance liabilities at the present value of future benefits and expenses less future premiums associated with the policies, by using current best-estimate assumptions with provisions for adverse deviation. Such assumptions include estimates as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses. The current best-estimate assumptions for these blocks of business differ from the original actuarial assumptions determined when the business was acquired or issued as further described in the following paragraphs.

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

     The adoption of SOP 03-01 as of the Effective Date required a change in methodology regarding persistency bonuses provided to policyholders who continue to keep their policies inforce for a stated period of time. The Predecessor recognized the cost of this benefit over the period prior to the time the benefit would be credited in proportion to estimated gross profits and assumed a certain number of policies would terminate before the benefit was credited. Under SOP 03-01, the cost for such benefits is recognized ratably over the period prior to the time the benefit is credited without assuming policy terminations. Insurance liabilities increased by approximately $.1 billion as a result of the adoption of SOP 03-01.

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

     Liabilities for Loss Contingencies Related to Lawsuits and Our Guarantees of Bank Loans and Related Interest Loans

     We are involved on an ongoing basis in lawsuits, including purported class actions, relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in a pending class action lawsuit asserting claims under the securities laws. The ultimate outcome of these lawsuits cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a significant impact on our results of operations and financial position.

     In conjunction with the Plan, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans which exceed $265 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the creditworthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2004, we have estimated that approximately $46 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $19 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     RISK FACTORS

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors, which are set forth below, could have a material adverse effect on the business, financial condition or results of operations of Conseco. In addition, please refer to the "Cautionary Statement Regarding Forward-Looking Statements" above.

     Certain purported class action lawsuits could harm our financial strength and reduce our profitability.

     Our subsidiary, Conseco Life Insurance Company, has been named as a defendant in multiple recently filed purported class actions and individual cases alleging, among other things, breach of contract regarding a change made in the way monthly deductions are calculated for insurance coverage. Conseco Life Insurance Company is also a defendant in a purported nationwide class action lawsuit which seeks unspecified damages in Florida federal court for alleged fraudulent sales practices. Our former subsidiary, Manhattan National Life Insurance Company, is a defendant in a purported nationwide class action lawsuit which seeks unspecified damages in New Mexico state court for alleged fraud by non-disclosure of additional charges to policyholders who desired to pay premiums on other than an annual basis. Four of our subsidiaries have also been named in purported nationwide class action lawsuits which seek unspecified damages in Colorado state court for alleged claims similar to those aforementioned in the New Mexico suit. The ultimate outcome of these lawsuits cannot be predicted with certainty, and although we do not presently believe that any of these lawsuits, individually, are material, they could, in the aggregate, have a material adverse effect on our financial condition and it is possible that an adverse determination in pending litigation could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. Because our insurance subsidiaries were not part of our bankruptcy proceedings, those proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries.

     Our 2002 bankruptcy disrupted our operations and damaged the "Conseco" brand. As a result, we may continue to experience lower sales, increased agent attrition and policyholder lapses and redemptions.

     The announcement of our intention to seek a restructuring of our capital in August 2002 and our subsequent filing of bankruptcy petitions in December 2002 caused significant disruptions in our operations. We believe that adverse publicity in national and local media concerning our distressed financial condition and our disputes with former members of management caused sales of our insurance products to decline and policyholder lapses and redemptions to increase. For example, our total premium collections decreased by 7.2 percent to $3,881.4 million and 8.4 percent to $4,180.9 million for the years ended December 31, 2004 and 2003, respectively, compared to the prior year. In addition, withdrawals from annuities and other investment-type products exceeded deposits by $147.4 million and $615.4 million during the years ended December 31, 2004 and 2003, respectively.

     We also experienced increased agent attrition, which, in some cases, led us to increase agents' commissions or sales incentives in order to retain agents. For example, the number of producing agents selling products through the Conseco Insurance Group segment decreased by approximately 29 percent to 6,200 at December 31, 2004, compared to December 31,

2003. The number of career agents selling products through the Bankers Life segment remained at approximately 4,600 throughout 2004. We implemented sales incentive programs for our agents to retain them during the period when the Company experienced much negative publicity, lower ratings and increased activity from competitor agents. The total cost for the agent incentive programs during 2003 and 2002 was $17 million.

     While we cannot precisely quantify the damage to the Conseco brand caused by the negative publicity of our distressed financial condition, we believe these events contributed significantly to the trends indicated above. The successful completion of the bankruptcy and capital restructuring in 2003 and 2004, respectively, have begun to reverse some of these trends; however, we do not expect our sales to return to pre-bankruptcy levels in the near-term.

     A failure to improve the financial strength ratings of our insurance subsidiaries could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurers' products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. This ratings decline was a primary factor in the decreased sales of our insurance products and the increased policyholder redemptions and lapses beginning in 2002. We also experienced increased agent attrition, which, in some cases, led us to increase commissions or sales incentives in an effort to retain them. These events have hindered our ability to market our products and to recruit and retain agents, which, in turn, has negatively impacted our financial results. The financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) were upgraded in the second quarter of 2004 by A.M. Best, S&P and Moody's and again in the third quarter of 2004 by Moody's. The current financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)," "BB+" and "Bal", respectively. The ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)," "CCC" and "Caa1," respectively. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest, respectively, of twenty-one possible ratings. The "Ba1" rating and the "Caa1" rating from Moody's are the eleventh and seventeenth highest of twenty-one possible ratings. Most of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

     Based on recent discussions with A.M. Best, they will review our insurance subsidiaries no sooner than June 2005. The decision to upgrade is subjective and will only be made when A.M. Best believes it is warranted. If we fail to achieve and maintain an "A" category rating from A.M. Best, we may continue to experience declining sales of our insurance products, additional defections of our independent and career sales force, and increased policies being redeemed or allowed to lapse. These events would adversely affect our financial results, which could then lead to further downgrades.

     Our results of operations may be negatively impacted if we are unable to achieve the goals of our initiatives to restructure our principal insurance businesses.

     Our Conseco Insurance Group segment has experienced declining sales as well as expense levels that exceed product pricing. We have implemented several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products, such as our specified disease products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel;
(iv) increasing retention rates on our more profitable blocks of inforce business; and (v) stabilizing the profitability of the long-term care block of business in run-off sold through independent agents through premium rate increases, improved claim adjudication procedures and other actions. Many of our initiatives address issues resulting from the substantial number of acquisitions of our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. Our efforts involve improvements to our policy administration procedures and significant systems conversions, such as the elimination of duplicate processing systems for similar business. These initiatives may result in unforeseen expenses, complications or delays, and may be inadequate to address all issues. Conversions to new processing systems can result in valuation differences between the prior system and the new system. These differences have not been material to the Company in the past. Our planned conversions could result in such valuation adjustments, and there can be no assurance that the adjustments would not be material to future earnings. Further, some of these initiatives have only recently begun to be executed, and may not ultimately be successfully accomplished. We expect to spend over $15 million on capital expenditures in 2005 (including amounts related to these initiatives). While our future operating performance depends greatly on the success of these efforts, even if we successfully implement these measures, they alone may not sufficiently improve our results of operations.

     The results of operations of our insurance business will decline if our premium rates are not adequate or if we are unable to obtain regulatory approval to increase rates.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, maintenance costs to administer the policies and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors, but we cannot predict with certainty the future actual claims on our products. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected.

     Most of our supplemental health policies allow us to increase premium rates when warranted by our actual claims experience. These rate increases must be approved by the applicable state insurance departments, and we are required to submit actuarial claims data to support the need for such rate increases. The re-rate application and approval process on supplemental health products is a normal recurring part of our business operations and reasonable rate increases are typically approved by the state departments as long as they are supported by actual claims experience and are not unusually large in either dollar amount or percentage increase. For policy types on which rate increases are a normal recurring event, our estimates of insurance liabilities assume we will be able to raise rates if the blocks warrant such increases in the future.

     The loss ratio for our long-term care products, included in the other business in run-off segment, has increased in recent periods and was 103 percent during the year ended December 31, 2004. We will have to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected. During 2004, 2003 and 2002, we received approvals for rate increases totaling $48 million, $37 million and $44 million, respectively, relating to this long-term care business, which had approximately $380 million of collected premiums in 2004.

     We review the adequacy of our premium rates regularly and file proposed rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our net income may decrease. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases were not approved, we would be required to recognize a loss and establish a premium deficiency reserve.

     If, however, we were successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue in force. This would reduce our premium income and profitability in future periods.

     On home health care policies issued in some areas of Florida and other states, payments made for the benefit of policyholders have exceeded premiums received by a significant margin. Substantially all of these policies were issued through independent agents by certain of our subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, which affects approximately 11,000 home health care policies issued in Florida by Conseco Senior and its predecessor companies. Pursuant to the order, Conseco Senior must offer the following three alternatives to holders of these policies:

     o retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

     o receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years;

     o receipt of a paid up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

     On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,500 home health care policies that are the obligations of one of our other insurance subsidiaries, Washington National Insurance Company ("Washington National"). The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies issued in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     We are also aggressively seeking rate increases on other long-term care policies in our other business in run-off segment. If we are unable to obtain these rate increases, the profitability of these policies and the performance of this block of business could be adversely affected.

     The limited historical claims experience on our long-term care products could negatively impact our operations if our estimates prove wrong and we have not adequately set premium rates.

     In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty. This is particularly applicable to our long-term care insurance products, for which we have relatively limited historical claims experience. Long-term care products tend to have fewer claims than other health products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount. Also, long-term care products have a much longer tail, meaning that claims are incurred much later in the life of the policy than most other supplemental health products. As a result of these traits, longer historical experience is necessary to appropriately price products.

     Our Bankers Life segment has offered long-term care insurance since 1985. Bankers Life's claims experience on its long-term care blocks has generally been lower than its pricing expectations. However, the lapses on these policies have been lower than our pricing expectations and this is expected to result in higher loss ratios in the future.

     The blocks of long-term care insurance included in the other business in run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of such business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have received necessary regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, these blocks experienced loss ratios of 103 percent in the year ended December 31, 2004, 103 percent in the four months ended December 31, 2003, 170 percent in the eight months ended August 31, 2003, and 139 percent in 2002. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders primarily based on assumptions made by our actuaries. For our life insurance business, our limit of risk retention for each policy is generally $.8 million or less because amounts above $.8 million are ceded to reinsurers. For our health insurance business, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, and a reserve for the present value of amounts on claims not yet due. We establish reserves based on assumptions and estimates of factors either established at the fresh-start date for business inforce then or considered when we set premium rates for business written after that date.

     Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in the other business in run-off segment. For example, we increased claim reserves by $130 million during 2002 and $85 million during the eight months ended August 31, 2003, as a result of adverse developments and changes in our estimates of ultimate claims for these products. Our financial performance depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

     Our ability to meet our obligations may be constrained by our subsidiaries' ability to distribute cash to us.

     Conseco, Inc. and CDOC, Inc., our wholly owned subsidiary and a guarantor under the Credit Facility, are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of Conseco or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to Conseco and CDOC. In addition, we may need to contribute additional capital to improve the risk based capital ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. Accordingly, this would limit the ability of Conseco and CDOC to meet debt service requirements and satisfy other financial obligations.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of, or in a few states, the lesser of:

     o statutory net gain from operations or statutory net income for the prior year; or

     o 10 percent of statutory capital and surplus at the end of the preceding year.

     Any dividends in excess of these levels, as well as principal and interest payments on surplus debentures, require the approval of the director or commissioner of the applicable state insurance department. Prior to their release on November 19, 2003, we were subject to consent orders with the Commissioner of Insurance for the State of Texas that, among other things, limited the ability of our insurance subsidiaries to pay any dividends to any non-insurance company parent without prior approval. The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last two fiscal years (dollars in millions):

                                                                               2004             2003
                                                                               ----             ----
     Dividends...........................................................     $ 45.8             $4.5
     Surplus debenture interest, including $148.0 million related
       to prior years....................................................      192.1              -
                                                                              ------             ----

         Total paid .....................................................     $237.9             $4.5
                                                                              ======             ====

     In 2005, our insurance subsidiaries may pay dividends to us of $150.8 million without prior regulatory approval.

     Our Credit Facility contains various restrictive covenants and required financial ratios that limit our operating flexibility.

     As of December 31, 2004, we had $768.0 million of debt under our Credit Facility. The Credit Facility imposes a number of covenants and financial ratios that we must meet or maintain, including required earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, of greater than or equal to: $725.0 million for each rolling four quarters ending during the period July 1, 2004, through December 31, 2005; $775.0 million for each rolling four quarters ending during the period January 1, 2006, through December 31, 2006; and $825.0 million for each rolling four quarters thereafter. Our required earnings, as defined in the Credit Facility, exceeded $990 million for the four quarters ended December 31, 2004, and therefore was in compliance. Although our forecasts indicate we will meet and/or maintain all of the Credit facility's covenants and financial ratios, our ability to do so may be affected by events beyond our control.

     Our Credit Facility also imposes restrictions that limit our flexibility to plan for and react to changes in the economy and industry, thereby increasing our vulnerability to adverse economic and industry conditions. These restrictions include limitations on our ability to: (i) incur additional indebtedness; (ii) transfer or sell assets; (iii) enter into mergers or other business combinations; (iv) pay cash dividends or repurchase stock; and (v) make investments and capital expenditures.

     S&P and Moody's have assigned ratings on our senior secured debt of "BB- (Marginal)" and "B2 (Poor)", respectively. In S&P's view, an obligation rated "BB-" is less vulnerable to nonpayment than other speculative issues, but the obligor currently has the capacity to meet its obligation. S&P has a total of twenty-two separate categories rating senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)". A "BB-" rating is the thirteenth highest rating. In Moody's view, an obligation rated "B" generally lacks characteristics of a desirable investment, and any assurance of interest or principal payments or of maintenance of other terms of the contract over any long period of time may be small. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)". A "B2" rating is the fifteenth highest rating. If we were to require additional capital, either to refinance our existing indebtedness or to help fund future growth, our current senior debt ratings could restrict our access to such capital.

     Our net income and revenues will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2004, approximately 18 percent of our total insurance liabilities, or approximately $4.4 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

     For example, policyholder redemptions of annuity and, to a lesser extent, life products increased after the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions exceed our previous assumptions, we are required to accelerate the amortization of the value of policies inforce at the Effective Date, and the cost of policies produced (such amortization is collectively referred to as "amortization of insurance acquisition costs") to write off the balance associated with the redeemed policies. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002. Such additional amortization was not significant in 2003 or 2004.

     Recently enacted and future legislation could adversely affect the financial performance of our insurance operations.

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and pending legislative proposals concerning healthcare reform contain features that could severely limit, or eliminate, our ability to vary pricing terms or apply medical underwriting standards to individuals, thereby potentially increasing our loss ratios and adversely impacting our financial results. In particular, Medicare reform could affect our ability to price or sell our products or profitably maintain our blocks in force. For example, the Medical Advantage program provides incentives for health plans to offer managed care plans to seniors. The growth of managed care plans under this program could decrease sales of the traditional Medicare supplement products we sell.

     Proposals currently pending in Congress and some state legislatures may also affect our financial results. These proposals include the implementation of minimum consumer protection standards in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including information regarding lapse and replacement rates for policies and the percentage of claims denied. Enactment of any proposal that would limit the amount we can charge for our products, such as guaranteed premium rates, or that would increase the benefits we must pay, such as limitations on waiting periods, or that would otherwise increase the costs of our business, could adversely affect our financial results.

     Tax law changes could adversely affect our insurance product sales and profitability.

     We sell deferred annuities and some forms of life insurance that are attractive, in part, because policyholders generally are not subject to United States Federal income tax on increases in policy values until some form of distribution is made. Recently, Congress enacted legislation to lower marginal tax rates, to reduce the federal estate tax gradually over a ten-year period (with total elimination of the federal estate tax in 2010) and to increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will expire at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products because the benefit of tax deferral is lessened when tax rates are lower and because fewer people may purchase these products when they can contribute more to individual retirement accounts and 401(k) accounts. Additionally, Congress has considered, from time to time, other possible changes to U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. Such a change would make these products less attractive to prospective purchasers and therefore would be likely to reduce our sales of these products.

     Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability.

     The value of our investment portfolio is subject to numerous factors, which are difficult to predict, and are, in many instances, beyond our control. These factors include, but are not limited to, the following:

     o Changes in interest rates can reduce the value of our investments. Actively managed fixed maturity investments comprised 89 percent of our total investments as of December 31, 2004. An increase in interest rates of 10 percent could reduce the value of our actively managed fixed maturity investments and short-term investments, net of corresponding changes in insurance acquisition costs, by approximately $630 million, in the absence of other factors.

     o Our actively managed fixed maturity investments are subject to a risk regarding the ability of the issuers to make timely repayments of the securities. This risk is significantly greater with respect to below-investment grade securities, which comprised 3.9 percent of our actively managed fixed maturity investments as of December 31, 2004. We have sustained substantial credit-related investment losses in recent periods when a number of large, highly leveraged issuers experienced significant financial difficulties. For example, we have recognized other-than-temporary declines in value on several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $18.1 million in 2004; $9.6 million in the four months ended December 31, 2003; $51.3 million in the eight months ended August 31, 2003; and $556.8 million in 2002.

     In order to reduce our exposure to similar credit losses, we have taken a number of specific steps, including:

     o reducing the percentage of below-investment grade fixed maturity investments from 5.9 percent at December 31, 2001, to 3.9 percent at December 31, 2004;

     o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer risks; and

     o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     Our structured security investments, which comprised 26 percent of our actively managed fixed maturity investments at December 31, 2004, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. To the extent that structured security investments prepay faster than the expected rate of repayment, refinancing or default on the underlying assets, such investments, which have a cost basis in excess of par, may be redeemed at par, thus resulting in a loss.

     Our need for liquidity to fund substantial product surrenders or policy claims may require that we maintain highly liquid, and therefore lower-yielding, assets, or that we sell assets at a loss, thereby further eroding the performance of our portfolio.

     We have sustained substantial investment losses in the past and may again in the future. Because a substantial portion of our net income is derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations. In addition, losses on our investment portfolio could reduce the investment returns that we are able to credit to our customers of certain products, thereby impacting our sales and further eroding our financial performance.

     Changing interest rates may adversely affect our results of operations.

     Our profitability is directly affected by fluctuating interest rates. While we monitor the interest rate environment and have previously employed hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2004, approximately 41 percent of our insurance liabilities were subject to interest rates that may be reset annually; 46 percent had a fixed explicit interest rate for the duration of the contract; 9 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Thirdly, the profits from many non-spread-based insurance products, such as long-term care policies, are also adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2004, the duration of our fixed maturity securities and short-term investments was approximately 6.4 years, and the duration of our insurance liabilities was approximately 7.0 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $630 million if interest rates were to increase by 10 percent from rates as of December 31, 2004. This compares to a decline in fair value of $625 million based on amounts and rates at December 31, 2003. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     Volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our sales of certain life insurance products and annuities.

     Fluctuations in the securities markets and other economic factors may adversely affect sales and/or policy surrenders of our annuities and life insurance policies. For example, volatility in the equity markets may deter potential purchasers from investing in equity-indexed annuities and may cause current policyholders to surrender their policies for the cash value or to reduce their investments. For example, our sales of these products decreased significantly in 2001 and 2002 during periods of significant declines in the equity markets. Sales of equity-indexed annuities totaled $220.1 million in 2002 as compared to $380.9 million in 2001. In addition, significant or unusual volatility in the general level of interest rates could negatively impact sales and/or lapse rates on certain types of insurance products.

     We are subject to further risk of loss notwithstanding our reinsurance agreements.

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2004, our reinsurance receivables totaled $975.7 million. Our ceded life insurance in force totaled $20.1 billion. Our seven largest reinsurers accounted for 82 percent of our ceded life insurance in force. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

     Our business is subject to extensive regulation, which limits our operating flexibility and could result in our insurance subsidiaries being placed under regulatory control or otherwise negatively impact our financial results.

     Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate. Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies. Such agencies have broad administrative powers including: granting and revoking licenses to transact business; regulating sales and other practices; approving premium rate increases; licensing agents; approving policy forms; setting reserve and solvency requirements; determining the form and content of required statutory financial statements; limiting dividends; and prescribing the type and amount of investments insurers can make.

     During our bankruptcy period and throughout most of 2003, we operated under heightened scrutiny from state insurance regulators and under certain consent orders, thereby restricting the ability of our insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. The successful completions of the bankruptcy in 2003 and capital restructuring in 2004 reduced the level of scrutiny from our state insurance regulators; however, we cannot be assured that regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs in the future. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future.

     Our insurance subsidiaries are also subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover potentially weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2004 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within the Other Business in Run-off segment, the risk-based capital ratio of Conseco Senior, which issued most of the long-term care business in our Other Business in Run-off segment, was near the Company Action Level.

     Our insurance subsidiaries may be required to pay assessments to fund policyholder losses or liabilities and this may negatively impact our financial results.

     The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insurance companies that become insolvent. Insolvencies of insurance companies increase the possibility that these assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Although past assessments have not been material, if there were a number of large insolvencies, future assessments could be material and could have a material adverse effect on our operating results and financial position.

     Litigation and regulatory investigations are inherent in our business and may harm our financial strength and reduce our profitability.

     Insurance companies historically have been subject to substantial litigation resulting from claims, disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies typically face policyholder suits and class action suits. The class action and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments focus on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations. The ultimate outcome of these lawsuits, however, cannot be predicted with certainty, and although we do not presently believe that any of these lawsuits, individually, are material, they could, in the aggregate, have a material adverse effect on our financial condition. Because our insurance subsidiaries were not part of our bankruptcy proceedings, the bankruptcy proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries.

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

     In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while our Bankers Life segment ranked fourth in annualized premiums of individual long-term care insurance in 2004 with a market share of approximately 9 percent, the top three writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 51 percent during the period. In addition, while our Bankers Life segment was ranked third in annualized premiums of individual Medicare supplement insurance in 2004 with a market share of approximately 14 percent, the top two writers of individual Medicare supplement insurance had annualized premiums with a combined market share of approximately 68 percent during the period.

     Virtually all of our major competitors have higher financial strength ratings than we do. Many of our competitors are larger companies that have greater capital, technological and marketing resources and have access to capital at a lower cost. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. Furthermore, changes in federal law have narrowed the historical separation between banks and insurance companies, enabling traditional banking institutions to enter the insurance and annuity markets and further increase competition. This increased competition may harm our ability to maintain or improve our profitability.

     In addition, because the actual cost of products is unknown when they are sold, we are subject to competitors who may sell a product at a price that does not cover its actual cost. Accordingly, if we do not also lower our prices for similar products, we may lose market share to these competitors. If we lower our prices to maintain market share, our profitability will decline.

     We must attract and retain sales representatives to sell our insurance and annuity products. Strong competition exists among insurance and financial services companies for sales representatives. We compete for sales representatives primarily on the basis of our financial position, financial strength ratings, support services, compensation and product features. Our competitiveness for such agents also depends upon the relationships we develop with these agents. If we are unable to attract and retain sufficient numbers of sales representatives to sell our products, our ability to compete and our revenues and profitability would suffer.

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

     After our emergence from bankruptcy, we began to manage our business through the following: two primary operating segments, Bankers Life and Conseco Insurance Group, which are defined on the basis of product distribution; a third segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses. Prior to its disposition effective March 31, 2003, we also had a finance segment. The following tables and narratives summarize the operating results of our segments as we currently manage them (dollars in millions):

                                                                    Successor                       Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months        Year
                                                               ended           ended           ended           ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003            2002
                                                               ----            ----            ----            ----
Income (losses) before taxes:
    Bankers Life .....................................        $ 241.6         $ 85.5        $   159.6        $   136.5
    Conseco Insurance Group...........................          270.5           94.3            299.9           (211.5)
    Other Business in Run-off.........................           70.3           12.8           (171.3)          (216.8)
    Corporate operations..............................         (128.3)         (43.1)         1,884.0         (1,340.4)
                                                              -------         ------         --------        ---------

    Income (loss) before income taxes, minority
       interest, discontinued operations and
       cumulative effect of accounting change.........         $454.1         $149.5         $2,172.2        $(1,632.2)
                                                               ======         ======         ========        =========

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force and direct response marketing and through our Conseco Insurance Group segment, which utilizes professional independent producers. Our Other Business in Run-off segment consists of: (i) long-term care products written in prior years through independent agents; (ii) small group and individual major medical business which we began to nonrenew in 2001; and (iii) other group major medical business which we no longer actively market. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997.

Bankers Life (dollars in millions)

                                                                    Successor                      Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Premium and asset accumulation product collections:
     Annuities..........................................    $  950.5         $  253.8        $  698.4        $  740.9
     Supplemental health................................     1,188.5            407.9           759.6         1,159.4
     Life...............................................       180.9             58.6           102.7           139.0
                                                            --------         --------        --------        --------

       Total collections................................    $2,319.9         $  720.3        $1,560.7        $2,039.3
                                                            ========         ========        ========        ========

Average liabilities for insurance products:
       Annuities:
         Mortality based................................    $  356.5         $  331.8        $  286.5        $  271.7
         Equity-linked..................................       276.5            262.9           264.8           301.0
         Deposit based..................................     3,506.7          3,150.1         2,847.7         2,248.4
       Health...........................................     2,803.1          2,620.8         1,916.3         1,712.0
       Life:
         Interest sensitive.............................       335.4            333.0           324.4           311.6
         Non-interest sensitive.........................       749.3            747.3           652.4           654.0
                                                            --------         --------        --------        --------

         Total average liabilities for insurance
           products, net of reinsurance ceded...........    $8,027.5         $7,445.9        $6,292.1        $5,498.7
                                                            ========         ========        ========        ========
Revenues:
     Insurance policy income............................    $1,405.1         $  456.8        $  892.7        $1,300.1
     Net investment income:
       General account invested assets..................       422.6            128.9           253.4           382.2
       Equity-indexed products based on the change
         in value of the S&P 500 Call Options...........         2.6              6.6             4.8           (14.8)
       Trading account income related to policyholder
         and reinsurer accounts.........................         3.7              5.2             -               -
       Change in value of embedded derivatives related
         to modified coinsurance agreements.............        (3.7)            (5.2)            -               -
       Net realized investment gains (losses)...........        17.4              3.4             5.5          (128.7)
     Fee revenue and other income.......................         1.9               .5              .9             1.3
                                                            --------         --------        --------        --------

         Total revenues.................................     1,849.6            596.2         1,157.3         1,540.1
                                                            --------         --------        --------        --------

Expenses:
     Insurance policy benefits..........................     1,099.9            336.4           692.4           973.4
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below.........       149.5             50.6            89.5           116.9
       Equity-indexed products based on S&P 500 Index...         8.6              8.8            13.2              .6
     Amortization related to operations.................       182.6             62.3           113.4           171.9
     Amortization related to net realized investment
       gains (losses)...................................         4.7              -                .5            (3.2)
     Interest expense on investment borrowings..........         2.6               .8             3.4             4.6
     Other operating costs and expenses.................       160.1             51.8            85.3            94.4
   Special charges......................................         -                -               -              45.0
                                                            --------         --------        --------        --------

         Total expenses.................................     1,608.0            510.7           997.7         1,403.6
                                                            --------         --------        --------        --------

Income before income taxes, minority interest,
     discontinued operations and cumulative effect of
     accounting change..................................    $  241.6         $   85.5        $  159.6        $  136.5
                                                            ========         ========        ========        ========

                                   (continued)

                         (continued from previous page)

                                                                    Successor                      Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Health loss ratios:
     All health lines:
       Insurance policy benefits........................       $929.2         $283.7          $578.5          $840.9
       Loss ratio (a)...................................       78.02%         73.11%          75.30%          74.06%

     Medicare Supplement:
       Insurance policy benefits........................       $443.3         $133.3          $283.3          $437.6
       Loss ratio (a)...................................       68.94%         62.79%          66.39%          67.15%

     Long-Term Care:
       Insurance policy benefits........................       $477.5         $148.0          $287.2          $394.3
       Loss ratio (a)...................................       89.31%         86.06%          86.08%          83.69%
       Interest-adjusted loss ratio (b).................       62.34%         60.04%          69.26%          67.95%

     Other:
       Insurance policy benefits........................         $8.4           $2.4            $8.0            $9.0
       Loss ratio (a)...................................       63.38%         63.79%         101.05%          71.21%

----------------
(a) We calculate loss ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted loss ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted loss ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a loss ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $144.2 million in 2004; $44.7 million in the four months ended December 31, 2003; $56.1 million in the eight months ended August 31, 2003; and $74.2 million in 2002.

     Total premium collections were $2,319.9 million in 2004; $720.3 million in the four months ended December 31, 2003; $1,560.7 million in the eight months ended August 31, 2003; and $2,039.3 million in 2002. Bankers Life's annuity premium collections in 2003 were positively impacted by sales inducements provided to such purchasers and sales incentives provided to our career agents. These programs ended at various times during the second quarter of 2003. Sales of annuity products in 2004 were favorably impacted by attractive minimum guaranteed crediting rates. See "Premium and Asset Accumulation Product Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance and asset accumulation products, net of reinsurance ceded, were $8.0 billion in 2004; $7.4 billion in the four months ended December 31, 2003; $6.3 billion in the eight months ended August 31, 2003; and $5.5 billion in 2002. The increase in such liabilities through August 31, 2003, was primarily due to annuity reserve increases. As discussed above under "Total premium collections", annuity premium collections in our Bankers Life segment were positively impacted during 2003 by sales inducements and incentives. The increase in such liabilities for the four months ended December 31, 2003, was primarily due to the adoption of fresh start accounting and its effects on the reserves for our health insurance.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $422.6 million in 2004; $128.9 million in the four months ended December 31, 2003; $253.4 million in the eight months ended August 31, 2003; and $382.2 million in 2002. The average balance of general account invested assets was $7.7 billion in 2004; $7.0 billion in the four months ended December 31, 2003; $6.6 billion in the eight months ended August 31, 2003; and $6.1 billion in 2002. The yield on these assets was 5.5 percent in 2004; 5.5 percent in the four months ended December 31, 2003; 5.7 percent in the eight months ended August 31, 2003; and 6.3 percent in 2002. The decreases in yields in 2004 and for the four months ended December 31, 2003, reflected the adoption of fresh start accounting which reset the yields to market rates at August 31, 2003. In addition, this segment's net investment income in 2004 included $4.7 million of income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and accelerated amortization of discount, net of premium) and income from non-traditional investments (including securities that were previously in default). The decrease in yield in the eight months ended August 31, 2003, reflected the lower interest rate environment prevailing during the period and the resulting lower rates earned on invested assets.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Bankers Life's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs attributable to benefits provided were $7.1 million in 2004; $2.9 million in the four months ended December 31, 2003; $7.7 million in the eight months ended August 31, 2003; and $15.2 million in 2002. These costs are reflected in net investment income. Investment income related to equity-indexed products before those costs was $9.7 million in 2004; $9.5 million in the four months ended December 31, 2003; $12.5 million in the eight months ended August 31, 2003; and $.4 million in 2002. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading security accounts established on August 31, 2003, which are designed to act as a hedge for embedded derivatives related to certain modified coinsurance agreements. The income on our trading account securities is designed to be substantially offset by the change in value of embedded derivatives related to modified coinsurance agreements described below.

     Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements for the period ended December 31, 2004, entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income. We expect the change in the value of the embedded derivatives largely to be offset by the change in value of the trading securities.

     Net realized investment gains (losses) fluctuated each period. During 2004, net realized investment gains in this segment included $21.5 million of net gains from the sales of investments (primarily fixed maturities), net of $4.1 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, net realized investment gains in this segment included $8.6 million of net gains from the sales of investments (primarily fixed maturities), net of $5.2 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, net investment gains of $5.5 million included $20.5 million of net gains from the sales of investments (primarily fixed maturities), net of $15.0 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During 2002, this segment recognized net realized investment losses of $128.7 million, which included $138.5 million of writedowns to certain securities to fair value due to other-than-temporary declines in value (including issuers who have faced significant problems: K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.) and $9.8 million of net gains from the sales of investments (primarily fixed maturities).

     Insurance policy benefits fluctuated as a result of the factors summarized below for loss ratios. Loss ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The loss ratio on Bankers Life's Medicare supplement business increased in 2004. Our loss experience in the four months ended December 31, 2003 was favorably impacted by positive developments of $5.8 million from insurance liabilities established in prior periods. In 2004, we recognized $1.5 million of positive developments from reserves established in prior periods. The Medicare supplement business consists of both individual and group policies. Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on individual products and not less than 75 percent on group products. The loss ratio experienced in 2004 is within these requirements and consistent with our expectations given the mix of individual and group business.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio typically increases, but the increase in the change in reserve is partially offset by investment income earned on the accumulated assets. The loss ratio on this business increased in 2004, consistent with the aging of this block. We have recently been experiencing lower than expected lapses on this business, which has also caused the loss ratio to increase. The interest-adjusted loss ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The decrease in the interest-adjusted loss ratio for the four months ended December 31, 2003, was primarily due to the adoption of fresh start accounting which increased the assets backing such insurance liabilities.

     The loss ratios on our other products are subject to fluctuations due to the smaller size of these blocks of business. However, the loss ratios during 2004 and the four months ended December 31, 2003, have been relatively stable despite the fluctuations experienced in the prior periods.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $149.5 million in 2004; $50.6 million in the four months ended December 31, 2003; $89.5 million in the eight months ended August 31, 2003; and $116.9 million in 2002. The increases were primarily due to increases in annuity reserves partially offset by decreases in average crediting rates. The weighted average crediting rates for these products were 3.9 percent in 2004; 4.4 percent for the four months ended December 31, 2003; 4.2 percent for the eight months ended August 31, 2003; and 4.6 percent in 2002.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits of universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue of other products. Bankers Life's amortization expense in 2004 was not comparable to prior periods due to the application of fresh start accounting effective August 31, 2003. Bankers Life's amortization expense in 2004 and the four months ended December 31, 2003 was generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established our insurance acquisition costs as of August 31, 2003.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $4.7 million in 2004; nil in the four months ended December 31, 2003; $.5 million in the eight months ended August 31, 2003; and $(3.2) million in 2002.

     Interest expense on investment borrowings fluctuates with our investment borrowing activities and the interest rates thereon. Average investment borrowings in our Bankers Life segment were $180.1 million during 2004; $173.6 million during the four months ended December 31, 2003; $263.7 million during the eight months ended August 31, 2003; and $452.2 million during 2002. The weighted average interest rates on such borrowings were 1.5 percent during 2004;
1.4 percent during the four months ended December 31, 2003; 1.9 percent during the eight months ended August 31, 2003; and 1.0 percent during 2002.

     Other operating costs and expenses in our Bankers Life segment were $160.1 million in 2004; $51.8 million in the four months ended December 31, 2003; $85.3 million in the eight months ended August 31, 2003; and $94.4 million in 2002. These expenses increased in 2004 due primarily to higher sales and career agency infrastructure costs and lower reinsurance expense allowances. Expenses in 2003 included increases in policy acquisition costs which were non-deferrable.

     Special charges in 2002 included: (i) a loss of $39.0 million on a reinsurance transaction entered into as part of our cash raising initiatives; and (ii) other items totaling $6.0 million primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our former India subsidiary.

Conseco Insurance Group (dollars in millions)

                                                                    Successor                      Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Premium and asset accumulation product collections:
     Annuities............................................  $    63.7       $    18.1       $    74.0       $   351.9
     Supplemental health..................................      729.6           272.0           525.3           830.3
     Life.................................................      372.3           131.5           280.7           498.0
                                                            ---------       ---------       ---------       ---------

       Total collections..................................  $ 1,165.6       $   421.6       $   880.0       $ 1,680.2
                                                            =========       =========       =========       =========

Average liabilities for insurance and asset accumulation
     products:
     Annuities:
     Mortality based......................................  $   245.2       $   243.5       $   171.0       $   175.0
       Equity-linked......................................    1,485.5         1,561.4         1,514.7         1,983.1
       Deposit based......................................    3,790.4         4,027.8         4,245.4         5,352.1
       Separate accounts and investment trust liabilities.       33.9            50.1           401.3           672.6
     Health...............................................    2,331.6         2,286.3         2,045.4         1,981.6
     Life:
       Interest sensitive.................................    3,249.1         3,349.8         3,407.8         3,798.7
       Non-interest sensitive.............................    1,446.2         1,485.3         1,495.3         1,327.6
                                                            ---------       ---------       ---------       ---------

         Total average liabilities for insurance and asset
           accumulation products..........................  $12,581.9       $13,004.2       $13,280.9       $15,290.7
                                                            =========       =========       =========       =========
Revenues:
     Insurance policy income..............................  $ 1,148.4       $   398.5       $   892.8       $ 1,454.9
     Net investment income:
       General account invested assets....................      702.3           242.2           557.3           982.0
       Equity-indexed products based on the change in
         value of the S&P 500 Call Options................       11.1            35.6            25.3           (85.7)
       Trading account income related to policyholder and
         reinsurer accounts...............................       11.6            11.9             -               -
       Change in value of embedded derivatives related to
         modified coinsurance agreements..................       (1.2)           (1.0)            -               -
       Net realized investment gains (losses).............       21.5             9.5           (17.1)         (368.1)
     Fee revenue and other income.........................        4.8              .5            17.0            25.4
                                                            ---------       ---------       ---------       ---------

       Total revenues.....................................    1,898.5           697.2         1,475.3         2,008.5
                                                            ---------       ---------       ---------       ---------

Expenses:
     Insurance policy benefits............................      851.0           290.7           456.4           998.2
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below...........      260.9            94.9           218.4           379.7
       Equity-indexed products based on S&P 500 Index.....       39.2            35.8            71.5             (.9)
     Amortization related to operations...................      156.7            63.2           202.7           566.0
     Amortization related to net investment gains (losses)        8.7             1.1             (.9)          (24.6)
     Interest expense on investment borrowings............        5.2             1.6             4.7            10.2
     Other operating costs and expenses...................      306.3           115.6           222.6           292.1
     Special charges......................................        -               -               -               (.7)
                                                            ---------       ---------       ---------       ---------

       Total expenses.....................................    1,628.0           602.9         1,175.4         2,220.0
                                                            ---------       ---------       ---------       ---------

Income (loss) before income taxes, minority interest,
     discontinued operations and cumulative effect of
     accounting change....................................  $   270.5       $    94.3       $   299.9       $  (211.5)
                                                            =========       =========       =========       =========

                                   (continued)

                         (continued from previous page)

                                                                   Successor                       Predecessor
                                                           ----------------------------    ----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Health loss ratios:
     All health lines:
       Insurance policy benefits......................         $492.9         $171.4          $381.3          $550.7
       Loss ratio (a).................................         67.03%         64.92%          70.95%          66.36%

     Medicare Supplement:
       Insurance policy benefits......................         $225.5          $86.5          $167.2          $217.6
       Loss ratio (a).................................         63.15%         66.57%          65.49%          61.28%

     Specified Disease:
       Insurance policy benefits......................         $256.9          $74.5          $184.7          $259.5
       Loss ratio (a).................................         70.98%         61.61%          75.77%          69.61%
       Interest-adjusted loss ratio (b)...............         40.91%         30.64%          46.33%          42.10%

     Other:
       Insurance policy benefits......................          $10.5          $10.4           $29.4           $73.6
       Loss ratio (a).................................         64.64%         79.11%          76.66%          72.22%

-------------
(a) We calculate loss ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted loss ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted loss ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a loss ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $108.8 million in 2004; $37.4 million in the four months ended December 31, 2003; $71.8 million in the eight months ended August 31, 2003; and $102.5 million in 2002.

     Collections on insurance products were $1,165.6 million in 2004; $421.6 million in the four months ended December 31, 2003; $880.0 million in the eight months ended August 31, 2003; and $1,680.2 million in 2002. Premium collections by the independent agents in this segment were negatively impacted by the A.M. Best financial strength rating downgrade to "B (Fair)"in August 2002 and our decision to de-emphasize the sale of certain products. During 2005, we expect to increase our annuity sales efforts and to continue to emphasize the sale of specified disease and Medicare supplement insurance products. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for insurance and asset accumulation products, net of reinsurance ceded were $12.6 billion in 2004; $13.0 billion in the four months ended December 31, 2003; $13.3 billion in the eight months ended August 31, 2003; and $15.3 billion in 2002. The decrease in such liabilities was due primarily to increases in policyholder redemptions and lapses following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August 2002. The liabilities for insurance and asset accumulation products in this segment were not significantly affected by the adoption of fresh start accounting. See "Liquidity for insurance operations" for additional discussion of the A.M. Best rating downgrade.

     Insurance policy income is comprised of: (i) premiums earned on policies which provide mortality or morbidity coverage; and (ii) fees and other charges made against other policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $702.3 million in 2004; $242.2 million in the four months ended December 31, 2003; $557.3 million in the eight months ended August 31, 2003; and $982.0 million in 2002. The average balance of general account invested assets was $12.5 billion in 2004; $12.7 billion in the four months ended December 31, 2003; $13.7 billion in the eight months ended August 31, 2003; and $15.0 billion in 2002. The yield on these assets was 5.6 percent in 2004; 5.7 percent in the four months ended December 31, 2003; 6.1 percent in the eight months ended August 31, 2003; and 6.5 percent in 2002. The decreases in yields in 2004 and for the four months ended December 31, 2003, reflected the adoption of fresh start accounting which effectively reset the yields to market rates at August 31, 2003. In addition, this segment's net investment income in 2004 included $5.0 million of income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and accelerated amortization of discount, net of premium) and income from non-traditional investments (including securities that were previously in default). The decrease in yield in the eight months ended August 31, 2003, reflected the lower prevailing interest rate environment and the resulting lower rates earned on invested assets.

     Net investment income related to equity-indexed products based on the change in value of the S&P 500 Call Options represents the change in the estimated fair value of Conseco Insurance Group's S&P 500 Index Call Options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the S&P 500 Call Options and other costs related to these policies. Option costs that are attributable to benefits provided were $37.7 million in 2004; $16.2 million in the four months ended December 31, 2003; $45.8 million in the eight months ended August 31, 2003; and $82.3 million in 2002. These costs are reflected in net investment income. Net investment income (loss) related to equity-indexed products before these costs was $48.8 million in 2004; $51.8 million in the four months ended December 31, 2003; $71.1 million in the eight months ended August 31, 2003; and $(3.4) million in 2002. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on S&P 500 Index. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the S&P 500 Index to which the returns on such products are linked.

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

     Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivatives has largely been offset by the change in value of the trading securities.

     Net realized investment gains (losses) fluctuated each period. During 2004, net realized investment gains in this segment included $32.1 million of net gains from the sales of investments (primarily fixed maturities), net of $10.6 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, net realized investment gains in this segment included $13.4 million of net gains from the sales of investments (primarily fixed maturities), net of $3.9 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, net realized investment losses of $17.1 million, included $16.8 million of net gains from the sales of investments (primarily fixed maturities), net of $33.9 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During 2002, we recognized net realized investment losses of $368.1 million, which included $365.2 million of writedowns to certain securities to fair value due to other-than-temporary declines in value (including issuers who have faced significant problems: K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.) and $2.9 million of net losses from the sales of investments (primarily fixed maturities).

     Fee revenue and other income in the eight months ended August 31, 2003 and 2002 included $15.6 million and $23.7 million, respectively, of income earned by a subsidiary that earned fees for marketing insurance products of other companies. This subsidiary (which specialized in the sale of long-term care insurance through independent agents) was sold in September 2003, resulting in decreased fee revenue in subsequent periods.

     Insurance policy benefits fluctuated as a result of the factors summarized below for loss ratios and, in the eight months ended August 31, 2003, as a result of a change in estimate of future losses on certain policies, as discussed below. Loss ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The loss ratio on Conseco Insurance Group's Medicare supplement products in 2004 was impacted by rate increases. Such rate increases were implemented earlier in 2004 than in prior years, resulting in a lower loss ratio in 2004. In addition, the higher rates increased policyholders' lapses. The release of the policy benefit reserve related to the lapsed business also contributed to the lower loss ratio in 2004. Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products. The loss ratio in 2002 reflected favorable reserve developments in this line of business and was not consistent with our current and past experience.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately 77 percent of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The interest-adjusted loss ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The loss ratio in this block of business is affected by the number of policies which surrender in a period. When policies surrender before reaching the specified age when the return of premium is payable, the reserve established for such benefit through the surrender date is released, resulting in lower insurance policy benefits for the period. In the third quarter of 2004, we changed the criteria pursuant to which we consider a specified disease policy to be lapsed. Although our specified disease policies generally may be lapsed for non-payment of premiums after being delinquent for 90 days, policyholders are permitted to reinstate their coverage by paying past due premiums prior to our final lapse notice. In addition, timing differences and delays in billing, receipt and processing of premiums can affect whether a policy has, in fact, lapsed. We revised our previous methodology of determining lapsed policies to consider these circumstances. These changes resulted in an increase to reserves of approximately $6 million. The effect of variances in lapse rates from our expectations were partially offset by reduced amortization of insurance acquisition costs of $2.2 million. We had favorable claims experience in the four months ended December 31, 2003. We experienced higher than expected incurred claims on certain cancer insurance policies during the first eight months of 2003.

     The loss ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business. The loss ratio on this business during 2004 reflected improved experience, but given the variability of this ratio in the past, we expect continued fluctuations in the future.

     From time-to-time, we experience higher (or lower) than expected death claims in the life business of the Conseco Insurance Group segment. For example, during the first quarter of 2004, we experienced adverse life mortality of approximately $4.4 million. During the remainder of 2004, our life mortality experience generally returned to levels comparable to previous periods. While we have no reason to believe the first quarter 2004 experience is indicative of a trend, our earnings are affected when we experience fluctuations in death claims.

     In August 2003, we decided to change a non-guaranteed element of certain Conseco Insurance Group policies that was not required by the policy. This change eliminated the former practice of reducing the cost of insurance charges below the levels permitted under the policies. As a result, our estimates of future expected gross profits on these products, which is used as a basis for amortizing insurance acquisition costs, and our estimate of insurance liabilities changed. We adjusted the total amortization and reserve charges which we had recorded since the acquisition of these policies as a result of these changes in earlier estimates in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises of Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." The changes in estimate resulted in a $220.2 million reduction to insurance policy benefits and a $39.8 million reduction to amortization recorded in the eight months ended August 31, 2003.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $260.9 million in 2004; $94.9 million in the four months ended December 31, 2003; $218.4 million in the eight months ended August 31, 2003; and $379.7 million in 2002. The decreases were primarily due to a smaller block of annuity business inforce and changes in the weighted average crediting rates. The weighted average crediting rates for these products were 3.8 percent in 2004; 4.0 percent for the four months ended December 31, 2003; 4.4 percent for the eight months ended August 31, 2003; and 4.3 percent in 2002.

     Amounts added to equity-indexed products based on S&P 500 Index correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. We are required to amortize the value of policies inforce in relation to estimated gross profits for universal life-type and investment-type products. We are also required to regularly evaluate the expected gross profits which are used as a basis for determining amortization and adjust the total amortization recorded to date through the statement of operations, if actual experience or other evidence suggests that earlier estimates should be revised. Accordingly, the amount of insurance acquisition costs on our universal life-type and investment-type products that we amortize is dependent on the profits realized during the period and our expectations of future profits. For other products, we amortize insurance acquisition costs in relationship to actual and expected premium revenue, and amortization is only adjusted when our expectations regarding premium revenue change (or if we determine the insurance acquisition cost balance is not recoverable from future profits). As described below, changes in our assumptions used to estimate future profits or premiums have resulted in changes in the amount of amortization we recognized during 2004, 2003 and 2002.

     During 2004, we evaluated certain amortization assumptions used to estimate gross profits for universal life and investment-type products by comparing them to our actual experience. We revised previous assumptions related to investment income to match the actual experience and our estimates of future assumptions. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect the profits to emerge over time. These new assumptions resulted in a retroactive reduction to the amortization of insurance acquisition costs of $7.7 million. The rate increases implemented in early 2004 on our Medicare supplement products resulted in higher lapses than we anticipated. We recognized additional amortization expense of approximately $4.4 million as a result of the unexpected lapses (and the resulting impact on our estimates of future expected premium income). The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Conseco Insurance Group's amortization recorded in the eight months ended August 31, 2003, was affected by the change in estimates of future losses on certain policies described above under "insurance policy benefits." Policyholder redemptions of annuity and, to a lesser extent, life products increased following the downgrade of our A.M. Best financial strength rating to "B (Fair)" in August of 2002. When redemptions exceed our previous assumptions, we are required to accelerate the amortization of insurance acquisition costs to write off the balance associated with the redeemed policies. Amortization of insurance acquisition costs increased in 2002 as a result of such acceleration associated with policy redemptions and for changes in future lapse assumptions of the policies inforce. In 2002, we changed the lapse assumptions used to determine the amortization of insurance acquisition costs related to certain universal life products and our annuities to reflect then current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent to; (ii) a tiered assumption based on the level of funding of the policy with a range of 2 percent to 10 percent. We recorded additional amortization related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $8.7 million in 2004; $1.1 million in the four months ended December 31, 2003; $(.9) million in the eight months ended August 31, 2003; and $(24.6) million in 2002.

     Interest expense on investment borrowings fluctuated along with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. Average investment borrowings were $333.2 million during 2004; $304.2 million during the four months ended December 31, 2003; $403.4 million during the eight months ended August 31, 2003; and $639.1 million during 2002. The weighted average interest rates on such borrowings were 1.5 percent during 2004;
1.6 percent during the four months ended December 31, 2003; 1.7 percent during the eight months ended August 31, 2003; and 1.6 percent during 2002.

     Other operating costs and expenses were $306.3 million in 2004; $115.6 million in the four months ended December 31, 2003; $222.6 million in the eight months ended August 31, 2003; and $292.1 million in 2002. Operating expenses in

2004 reflected a $7.9 million reduction related to an actuarial gain from changes made to a post-retirement health plan of an insurance subsidiary and an $11.3 million reduction related to expense recoveries associated with the Predecessor's bankruptcy. In addition, expenses decreased in 2004 due to lower:
(i) compensation costs; and (ii) marketing and agency related expenses. The increase in these expenses in the 2003 periods was primarily related to increased policy acquisition costs which were non-deferrable.

     Special charges in 2002 included: (i) a gain of $4.0 million on asset sale transactions entered into as part of our cash raising initiatives; and (ii) other expenses totaling $3.3 million primarily related to severance benefits and costs incurred with the transfer of certain customer service and backroom operations to our former India subsidiary.

Other Business in Run-Off (dollars in millions)

                                                                    Successor                     Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months        Year
                                                               ended           ended           ended           ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003            2002
                                                               ----            ----            ----            ----
Premium and asset accumulation product collections:
     Long-term care........................................  $  380.1        $  134.6        $  268.0        $  434.5
     Major medical........................................       15.8            39.3           156.4           409.5
                                                             --------        --------        --------        --------

          Total collections................................  $  395.9        $  173.9        $  424.4        $  844.0
                                                             ========        ========        ========        ========

Average liabilities for other business in run-off:
     Long-term care........................................  $3,281.8        $3,296.2        $1,977.9        $1,768.7
     Major medical.........................................      73.4           103.8           120.0           225.2
                                                             --------        --------        --------        --------
          Total average liabilities for other business in
            run-off, net of reinsurance ceded                $3,355.2        $3,400.0        $2,097.9        $1,993.9
                                                             ========        ========        ========        ========

Revenues:
     Insurance policy income...............................  $  395.8        $  150.5        $  418.8        $  847.3
     Net investment income on general account
       invested assets.....................................     167.5            55.3           101.5           155.8
     Net realized investment gains (losses)................       4.5             (.7)            6.3           (58.2)
     Fee revenue and other income..........................        .8              .9              .5              .8
                                                             --------        --------        --------        --------

         Total revenues....................................     568.6           206.0           527.1           945.7
                                                             --------        --------        --------        --------

Expenses:
     Insurance policy benefits.............................     386.1           150.7           595.0           864.6
     Amortization related to operations....................      18.5             6.3            28.0           112.2
     Interest expense on investment borrowings.............        .2             -                .2              .6
     Other operating costs and expenses....................      93.5            36.2            75.2           185.1
                                                             --------        --------        --------        --------

         Total expenses....................................     498.3           193.2           698.4         1,162.5
                                                             --------        --------        --------        --------

         Income (loss) before income taxes, minority
           interest, discontinued operations and cumulative
           effect of accounting change.....................  $   70.3        $   12.8        $ (171.3)       $ (216.8)
                                                             ========        ========        ========        ========

Health loss ratios:
       Insurance policy benefits...........................    $386.1          $150.7          $595.0          $864.6
       Loss ratio (a)......................................    97.52%         100.22%         142.06%         102.05%
       Interest-adjusted loss ratio (b)....................    56.22%          67.20%         119.40%          87.43%

-----------
(a) We calculate loss ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted loss ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted loss ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a loss ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $163.5 million in 2004; $49.7 million in the four months ended December 31, 2003; $94.9 million in the eight months ended August 31, 2003; and $123.9 million in 2002.

     Total premium collections in this segment were $395.9 million in 2004; $173.9 million in the four months ended December 31, 2003; $424.4 million in the eight months ended August 31, 2003; and $844.0 million in 2002. We have ceased marketing the long-term care business included in this segment. Accordingly, collected premiums will decrease over time. Changes in long-term care premium collections are the result of policy lapses, partially offset by premium rate increases. We have ceased marketing and have not renewed our major medical business, which has resulted in the significant reduction in major medical collected premiums. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Average liabilities for other business in run-off, net of reinsurance ceded were $3.4 billion in 2004; $3.4 billion in the four months ended December 31, 2003; $2.1 billion in the eight months ended August 31, 2003; and $2.0 billion in 2002. The increase in 2003 reflected the adoption of fresh start accounting as further discussed under "Critical Accounting Policies -- Liabilities for Insurance Products."

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium and Asset Accumulation Product Collections" for further analysis.

     Net investment income on general account invested assets was $167.5 million in 2004; $55.3 million in the four months ended December 31, 2003; $101.5 million in the eight months ended August 31, 2003; and $155.8 million in 2002. The average balance of general account invested assets was $3.0 billion in 2004; $2.8 billion in the four months ended December 31, 2003; $2.5 billion in the eight months ended August 31, 2003; and $2.4 billion in 2002. The yield on these assets was 5.6 percent in 2004; 5.8 percent in the four months ended December 31, 2003; 6.1 percent in the eight months ended August 31, 2003; and 6.6 percent in 2002. The decrease in yield in 2004 reflected the lower interest rate environment prevailing in 2004. The proceeds from investment maturities and prepayments were reinvested at lower prevailing interest rates, reducing the overall portfolio yield. The decrease in yield for the four months ended December 31, 2003 reflected the adoption of fresh start accounting which effectively reset the yields to market rates at August 31, 2003.

     Net realized investment gains (losses) fluctuated each period. During 2004, net realized investment gains in this segment included $5.1 million of net gains from the sales of investments (primarily fixed maturities), net of $.6 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, net realized investment losses in this segment included $.2 million of net losses from the sales of investments and $.5 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, net realized investment gains of $6.3 million included $8.7 million of net gains from the sales of investments (primarily fixed maturities), net of $2.4 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During 2002, we recognized net realized investment losses in this segment of $58.2 million which included $51.8 million to writedown certain securities to fair value due to an other-than-temporary decline in value (including issuers who have faced significant problems: K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.) and $6.4 million of net losses from the sales of investments (primarily fixed maturities).

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to loss ratios in the blocks of long-term care business included in this segment. Loss ratios are calculated by dividing the product's insurance policy benefits by insurance policy income.

     This segment includes long-term care insurance inforce, substantially all of which was issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid out on these products as the policies age, the paid claims have exceeded our expectations. We have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in the higher loss ratios. We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. In addition, during 2004, we have been actively managing our long-term care cases and claim adjudication processes. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, that affected approximately 11,000 home health care policies issued in Florida by Conseco Senior and its predecessor companies. The order provides for Conseco Senior to offer the following three alternatives to holders of these policies:

     o retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

     o receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years;

     o receipt of a paid up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

We expect to complete the process of notifying our home health care policyholders of these choices in 2005. We should know which option each policyholder selects by September 30, 2005.

     On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,500 home health care policies which are obligations of Washington National. The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies in other states, subject to consideration and approval by the other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in those states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     The loss ratios on this business in periods after August 31, 2003 are generally not comparable to prior periods due to the adoption of fresh start accounting which increased the reserves on this block of business. We believe our actions to seek rate increases and to improve our claims adjudication processes are resulting in improved loss ratios on this business. In addition, our 2004 loss ratio reflected $13.2 million of favorable developments from insurance liabilities established in prior periods for our discontinued major medical business.

     The losses we have experienced since August 31, 2003 have generally been consistent with the revised assumptions resulting from the actuarial studies completed in 2003. However, as described below, estimating losses on long-term care products involves significant judgment and our prior estimates have not always been accurate.

     During 2002 and the first eight months of 2003, we conducted various actuarial studies to evaluate this segment's long-term care reserves given our recent adverse experience and claim reserve deficiencies. We engaged a consulting actuarial firm to assist us with the examination. The performance of this business had been generally unfavorable relative to the assumptions established when these blocks of business were acquired. Although we considered historical claim experience and recent trends in establishing our reserves, we had relatively limited historical claim experience. In addition, these products tend to have fewer claims than other products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount. Also, long-term care product claims are incurred much later in the life of the policy than most other supplemental health products. These factors make it more difficult to estimate claim reserves for this product.

     As a result of the studies completed in 2003 and 2002, we modified our claim continuance tables. Our prior estimates for long-term care reserves were based on claim continuance tables using experience for the period from January 1, 1990 through September 30, 1999. These tables were used to estimate, the length of time an insured will receive covered long-term care for an incurred event. To improve our estimates, we completed studies which indicated that the average length of time an insured will receive covered care had increased in recent periods. In addition, we had experienced significant fluctuations in claim inventories for these products. Accordingly, our actuaries and a consulting actuarial firm concluded that estimates of future claim payments should reflect the longer covered care time being experienced.

     The change in estimates resulting from the actuarial studies increased our claim reserves and loss ratios in the eight months ended August 31, 2003 and the year ended December 31, 2002. The changes in 2003 resulted in an increase to claim reserves of $130 million and an increase to the loss ratio of 15 percent. The changes in 2002 resulted in an increase to claim reserves of $85 million and an increase to the loss ratio of 20 percent.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the loss ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted loss ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

     Amortization related to operations includes amortization of insurance acquisition costs. The decrease in amortization expense in 2004 and for the four months ended December 31, 2003 reflected the adoption of fresh start accounting, and also reflected the relatively small amount of value of policies inforce associated with the business comprising this segment.

     Interest expense on investment borrowings fluctuated with our investment borrowing activities which are not significant in this segment.

     Other operating costs and expenses were $93.5 million in 2004; $36.2 million in the four months ended December 31, 2003; $75.2 million in the eight months ended August 31, 2003; and $185.1 million in 2002. The decreases in expenses were due primarily to expense reductions in the major medical operations.

Corporate Operations (dollars in millions)

                                                                    Successor                      Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Corporate operations:
    Interest expense on corporate debt..................     $ (71.5)         $(34.4)        $ (194.2)      $  (325.5)
    Investment income ..................................         2.1              .6             16.2            14.1
    Provision for losses related to stock purchase plan.         -               -              (55.6)         (240.0)
    Venture capital income (loss) related to investment
      in AT&T Wireless Service, Inc. ("AWE"), net
      of related expenses...............................         -              (5.5)            10.5           (99.3)
    Fee revenue and other income........................        14.0            11.4             17.1            59.1
    Net realized investment losses......................        (2.8)            (.4)             (.1)           (1.3)
    Other operating costs and expenses..................       (72.9)          (14.8)           (40.4)         (182.7)
    Special charges.....................................         -               -                -             (52.2)
    Gain on extinguishment of debt......................         2.8             -                -               1.8
    Goodwill impairment.................................         -               -                -            (500.0)
    Reorganization items................................         -               -            2,130.5           (14.4)
                                                             -------          ------         --------       ---------

      Income (loss) before income taxes and
         minority interest..............................     $(128.3)         $(43.1)        $1,884.0       $(1,340.4)
                                                             =======          ======         ========       =========

     Interest expense on corporate debt in 2004 included interest expense on the Credit Facility and Previous Credit Facility, including a credit agreement charge of $3.8 million. Interest expense in the four months ended December 31, 2003 included interest expense on the Previous Credit Facility. Interest expense decreased in the eight months ended August 31, 2003, primarily as a result of our ceasing to accrue interest on notes payable (excluding certain indebtedness of our Predecessor). Interest expense in 2002 reflected interest on notes payable of the Predecessor. The average interest rate on our debt was 6.8 percent in 2004 and 7.8 percent in the four months ended December 31, 2003.

     Investment income primarily included income earned on short-term investments held by the corporate segment and miscellaneous other income. The corporate segment held fewer invested assets in 2004 compared to 2003 and 2002.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision for our Predecessor's guarantees of the bank loans of approximately 155 current and former directors, officers and key employees and the related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of our Predecessor's common stock. In the first eight months of 2003 and in 2002, our Predecessor established provisions of $55.6 million and $240.0 million, respectively, in connection with these guarantees and loans. Our Predecessor determined the reserve based upon the value of the collateral held by the banks. The outstanding principal balance on the bank loans was $481.3 million. In addition, our Predecessor provided loans to participants for interest on such bank loans totaling $179.2 million. During 2002, our Predecessor purchased $55.5 million of loans from the banks utilizing cash held in a segregated cash account as collateral for our guarantee of the bank loans. Including accrued interest, the balance on these loans was $56.7 million at December 31, 2002.

     In conjunction with the Plan, the principal amount of the bank loans of $481.3 million was transferred to the Company. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which exceeded $265 million at December 31, 2004. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold and the creditworthiness of the participants. At December 31, 2004, we estimated that approximately $46 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Venture capital income (loss) related to our investment in AWE, a company in the wireless communication business. Our investment in AWE was carried at estimated fair value, with changes in fair value recognized as investment income
(loss). We sold all of our holdings in AWE during the fourth quarter of 2003.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In 2002, this amount included $16.7 million of affiliated fee revenue earned by our subsidiary in India. Such revenue is eliminated in consolidation. Excluding such affiliated income, fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. We sold our India subsidiary in the fourth quarter of 2002 and have substantially eliminated the customer service and other operations conducted there. Fee revenue and other income in the four months ended December 31, 2003, included $5.6 million of interest received on a Federal income tax refund.

     Net realized investment losses often fluctuate each period. In 2004 and 2002, we recognized writedowns of $2.9 million and $1.3 million, respectively, due to other-than-temporary declines in value on certain securities.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. In 2004, we incurred expenses of $13.2 million related to our executive transition as further discussed in the notes to consolidated financial statements entitled "Other Disclosures" under the captions "Executive Termination" and "Executive Hiring". In addition, general corporate expenses in 2004 included other severance expense of $8.3 million related to the restructuring of our businesses. During the first eight months of 2003, disputes with our insurance carriers were resolved and a liability of $40 million previously established in 2002 was released. This was substantially offset by increases to various litigation reserves of $30 million. This amount also includes expenses in 2002 related to our subsidiary in India, which was sold in the fourth quarter of 2002.

     Special charges in the Corporate segment in 2002 included: (i) a loss of $20.0 million from the sale of our India subsidiary; (ii) $17.7 million related to debt modification and refinancing transactions; (iii) other items totaling $22.0 million; partially offset by (iv) net gains of $7.5 million related to the sale of certain non-core assets.

     Gain on extinguishment of debt of $2.8 million in 2004 resulted from the repayment of our Previous Credit Facility as further described in the notes to the consolidated financial statements entitled "Note Payable - Direct Corporate Obligations". The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     During 2002, we recognized a gain on the extinguishment of debt of $1.8 million when we repurchased $77.4 million par value of our Predecessor's notes payable.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004, such ratings of our primary insurance subsidiaries (other than Conseco Senior) were upgraded by A.M. Best, S&P and Moody's. In the third quarter of 2004, Moody's again upgraded the ratings of our primary insurance subsidiaries (other than Conseco Senior). The current financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)", "BB+" and "Ba1", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. For a description of these ratings and additional information on our ratings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity for Insurance Operations." Many of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive. Our lowered ratings were one of the primary reasons our insurance product sales declined and policyholder redemptions and lapses increased during 2002 and 2003. We also experienced increased agent attrition, which, in some cases, led us to increase agent's commissions or sales incentives in order to retain them.

     We set premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience is less favorable than we assumed and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if future experience results in blocks of our health insurance business becoming unprofitable. We generally cannot raise our health insurance premiums in any state until we obtain the approval of the insurance regulator in that state. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe such rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If such requests are denied in one or more states, our net income may decrease. If such requests are approved, increased premium rates may reduce the volume of our new sales and may cause existing policyholders to allow their policies to lapse. If the healthier policyholders allow their policies to lapse, this would reduce our premium income and profitability in future periods. Increased lapse rates also could require us to expense all or a portion of the insurance acquisition costs relating to such lapsed policies, adversely affecting our financial results in that period.

     Our insurance segments sell products through three primary distribution channels -- career agents and direct marketing (our Bankers Life segment) and independent producers (our Conseco Insurance Group segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Bankers Life's direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies which are sold directly to the policyholder. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations.

     Total premiums and accumulation product collections were as follows:

Bankers Life (dollars in millions)

                                                                   Successor                       Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..........................   $   47.5          $  5.1        $   10.0        $   30.4
                                                             --------          ------        --------        --------

     Other fixed (first-year).............................      901.2           247.7           685.4           707.1
     Other fixed (renewal)................................        1.8             1.0             3.0             3.4
                                                             --------          ------        --------        --------
       Subtotal - other fixed annuities...................      903.0           248.7           688.4           710.5
                                                             --------          ------        --------        --------

       Total annuities....................................      950.5           253.8           698.4           740.9
                                                             --------          ------        --------        --------

   Supplemental health:
     Medicare supplement (first-year).....................       69.7            20.5            37.6            75.8
     Medicare supplement (renewal)........................      570.3           205.1           381.5           588.1
                                                             --------          ------        --------        --------
       Subtotal - Medicare supplement.....................      640.0           225.6           419.1           663.9
                                                             --------          ------        --------        --------
     Long-term care (first-year)..........................       69.1            24.6            48.7            87.7
     Long-term care (renewal).............................      467.2           153.3           282.8           395.2
                                                             --------          ------        --------        --------
       Subtotal - long-term care..........................      536.3           177.9           331.5           482.9
                                                             --------          ------        --------        --------
     Other health (first-year)............................         .9              .3              .8             1.0
     Other health (renewal)...............................       11.3             4.1             8.2            11.6
                                                             --------          ------        --------        --------
       Subtotal - other health............................       12.2             4.4             9.0            12.6
                                                             --------          ------        --------        --------

       Total supplemental health..........................    1,188.5           407.9           759.6         1,159.4
                                                             --------          ------        --------        --------

   Life insurance:
     First-year...........................................       50.1            15.3            25.1            37.5
     Renewal..............................................      130.8            43.3            77.6           101.5
                                                             --------          ------        --------        --------

       Total life insurance...............................      180.9            58.6           102.7           139.0
                                                             --------          ------        --------        --------

   Collections on insurance products:

     Total first-year premium collections on insurance
       products..........................................     1,138.5           313.5           807.6           939.5
     Total renewal premium collections on insurance
       products...........................................    1,181.4           406.8           753.1         1,099.8
                                                             --------          ------        --------        --------

       Total collections on insurance products............   $2,319.9          $720.3        $1,560.7        $2,039.3
                                                             ========          ======        ========        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. In order to retain our career agents and managers during the parent company's Chapter 11 reorganization process, we provided certain sales inducements to purchasers of annuities and sales incentives to our career agents and managers. These programs ended at various times during the second quarter of 2003. Annuity collections from career agents totaled $950.5 million in 2004; $253.8 million in the four months ended December 31, 2003; $698.4 million in the eight months ended August 31, 2003; and $740.9 million in 2002. Annuity premium collections in 2003 were favorably impacted by our sales inducements and incentives. In addition, during 2003 and 2004, the minimum guaranteed crediting rates on certain of our annuity products were very attractive. Such rates ranged from 3.25 percent to 4.0 percent for annuities sold in 2003 and was 3.25 percent during most of 2004. These rates were higher than the minimum guaranteed crediting rates of most of our competitors during 2003 and 2004. In 2005, we plan to increase our sales efforts of annuities through our career agents.

     Supplemental health products in the Bankers Life segment include Medicare supplement, long-term care and other insurance products distributed through our career agency force. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment totaled $640.0 million in 2004; $225.6 million in the four months ended December 31, 2003; $419.1 million in the eight months ended August 31, 2003; and $663.9 million in 2002. Collected premiums in 2003 declined from 2002 as a result of a decrease in new sales. New sales in 2004 were favorably impacted by improved group policy sales.

     Premiums collected on Bankers Life's long-term care policies totaled $536.3 million in 2004; $177.9 million in the four months ended December 31, 2003; $331.5 million in the eight months ended August 31, 2003; and $482.9 million in 2002. New sales of long-term care policies have declined since our ratings downgrades, as reflected in the declines in first-year collected premiums in 2004 and 2003.

     Other health products include various products which we no longer actively market. Premiums collected totaled $12.2 million in 2004; $4.4 million in the four months ended December 31, 2003; $9.0 million in the eight months ended August 31, 2003; and $12.6 million in 2002.

     Life products in the Bankers Life segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment totaled $180.9 million in 2004; $58.6 million in the four months ended December 31, 2003; $102.7 million in the eight months ended August 31, 2003; and $139.0 million in 2002. Collected premiums have been impacted by increases in new sales.

Conseco Insurance Group  (dollars in millions)

                                                                   Successor                      Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)......................      $   31.8          $  5.2            $ 32.8        $  162.6
     Equity-indexed (renewal).........................          12.5             4.2              12.1            27.1
                                                            --------          ------            ------        --------
       Subtotal - equity-indexed annuities............          44.3             9.4              44.9           189.7
                                                            --------          ------            ------        --------
     Other fixed (first-year).........................           7.2             1.6              14.3           134.9
     Other fixed (renewal)............................          12.2             7.1              14.8            27.3
                                                            --------          ------            ------        --------
       Subtotal - other fixed annuities...............          19.4             8.7              29.1           162.2
                                                            --------          ------            ------        --------

       Total annuities................................          63.7            18.1              74.0           351.9
                                                            --------          ------            ------        --------

   Supplemental health:
     Medicare supplement (first-year).................          21.9            16.0              36.5            90.8
     Medicare supplement (renewal)....................         329.8           118.2             213.9           279.1
                                                            --------          ------            ------        --------
       Subtotal - Medicare supplement.................         351.7           134.2             250.4           369.9
                                                            --------          ------            ------        --------
     Specified disease (first-year)...................          32.9            10.0              19.7            36.8
     Specified disease (renewal)......................         328.8           108.7             216.7           331.8
                                                            --------          ------            ------        --------
       Subtotal - specified disease...................         361.7           118.7             236.4           368.6
                                                            --------          ------            ------        --------
     Other health (first-year)........................            .1             4.3               9.7            12.9
     Other health (renewal)...........................          16.1            14.8              28.8            78.9
                                                            --------          ------            ------        --------
       Subtotal - other health........................          16.2            19.1              38.5            91.8
                                                            --------          ------            ------        --------

       Total supplemental health......................         729.6           272.0             525.3           830.3
                                                            --------          ------            ------        --------

   Life insurance:
     First-year.......................................          18.4             9.0              20.6            59.2
     Renewal..........................................         353.9           122.5             260.1           438.8
                                                            --------          ------            ------        --------

       Total life insurance...........................         372.3           131.5             280.7           498.0
                                                            --------          ------            ------        --------

   Collections on insurance products:

     Total first-year premium collections on
       insurance products............................          112.3            46.1             133.6           497.2
     Total renewal premium collections on
       insurance products.............................       1,053.3           375.5             746.4         1,183.0
                                                            --------          ------            ------        --------

       Total collections on insurance products........      $1,165.6          $421.6            $880.0        $1,680.2
                                                            ========          ======            ======        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers, many of whom discontinued marketing our products after A.M. Best lowered our financial strength ratings. Accordingly, we took actions to reduce our marketing expenses related to these products and began to focus instead on selling products that were less ratings sensitive (such as specified disease and Medicare supplement products). During 2005, we expect to increase our annuity sales efforts in this segment. Total annuity collected premiums in this segment were $63.7 million in 2004; $18.1 million in the four months ended December 31, 2003; $74.0 million in the eight months ended August 31, 2003; and $351.9 million in 2002.

     We introduced our first equity-indexed annuity product in 1996. The accumulation value of these annuities is credited interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in the S&P 500 Index during each year of their term. We purchase S&P 500 Call Options in an effort to hedge increases to policyholder benefits resulting from increases in the S&P 500 Index. Total collected premiums for this product were $44.3 million in 2004; $9.4 million in the four months ended December 31, 2003; $44.9 million in the eight months ended August 31, 2003; and $189.7 million in 2002. The decreases are attributed to: (i) the general stock market performance in recent years which has made other investment products more attractive to certain customers; and (ii) the effect of the A.M. Best ratings downgrade in 2002.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products were $19.4 million in 2004; $8.7 million in the four months ended December 31, 2003; $29.1 million in the eight months ended August 31, 2003; and $162.2 million in 2002. The decreases are attributed to our emphasis on the sales of other products that are less ratings sensitive and the effect of the A.M. Best ratings downgrade in 2002.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment were $351.7 million in 2004; $134.2 million in the four months ended December 31, 2003; $250.4 million in the eight months ended August 31, 2003; and $369.9 million in 2002. New Medicare supplement sales have been affected by increases in premium rates and our A. M. Best ratings downgrade in 2002.

     Premiums collected on specified disease products totaled $361.7 million in 2004; $118.7 million in the four months ended December 31, 2003; $236.4 million in the eight months ended August 31, 2003; and $368.6 million in 2002. Collected premiums have been comparable from period to period.

     Other health products include disability income, dental and various other health insurance products, many of which we no longer actively market. Premiums collected totaled $16.2 million in 2004; $19.1 million in the four months ended December 31, 2003; $38.5 million in the eight months ended August 31, 2003; and $91.8 million in 2002.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected totaled $372.3 million in 2004; $131.5 million in the four months ended December 31, 2003; $280.7 million in the eight months ended August 31, 2003; and $498.0 million in 2002. Our A.M. Best rating has negatively affected our sales of life products. We stopped actively marketing many of our life insurance products through the professional independent producer channel in the second quarter of 2003.

Other Business in Run-Off  (dollars in millions)

                                                                   Successor                       Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Premiums collected by product:

Long-term care:
     First-year.........................................       $   .3          $   .6          $  3.2          $ 10.0
     Renewal............................................        379.8           134.0           264.8           424.5
                                                               ------          ------          ------          ------
       Subtotal - long-term care........................        380.1           134.6           268.0           434.5
                                                               ------          ------          ------          ------

Major medical:
     Group (first-year).................................          -               -               -                .5
     Group (renewal)....................................         12.6            36.7           152.4           315.1
                                                               ------          ------          ------          ------
       Subtotal - group major medical...................         12.6            36.7           152.4           315.6
                                                               ------          ------          ------          ------

     Individual (first-year)............................          -               -               -              15.6
     Individual (renewal)...............................          3.2             2.6             4.0            78.3
                                                               ------          ------          ------          ------
       Subtotal - individual major medical..............          3.2             2.6             4.0            93.9
                                                               ------          ------          ------          ------

       Total major medical..............................         15.8            39.3           156.4           409.5
                                                               ------          ------          ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products...............................           .3              .6             3.2            26.1
     Total renewal premium collections on
       insurance products...............................        395.6           173.3           421.2           817.9
                                                               ------          ------          ------          ------

       Total collections on insurance products..........       $395.9          $173.9          $424.4          $844.0
                                                               ======          ======          ======          ======

     As described elsewhere, the Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and
(ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment totaled $380.1 million in 2004; $134.6 million in the four months ended December 31, 2003; $268.0 million in the eight months ended August 31, 2003; and $434.5 million in 2002. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-Off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Group major medical premiums totaled $12.6 million in 2004; $36.7 million in the four months ended December 31, 2003; $152.4 million in the eight months ended August 31, 2003; and $315.6 million in 2002. In early 2002, we decided to stop renewing all inforce small group business and we discontinued new sales.

     Individual major medical premiums collected were $3.2 million in 2004; $2.6 million in the four months ended December 31, 2003; $4.0 million in the eight months ended August 31, 2003; and $93.9 million in 2002. In early 2002, we decided to stop renewing all inforce individual major medical business and we discontinued new sales.

     INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) maximize current investment income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 95 percent of our $24.3 billion investment portfolio at December 31, 2004. The remainder of the invested assets were trading securities, equity securities and other invested assets.

     The following table summarizes the composition of our investment portfolio as of December 31, 2004 (dollars in millions):

                                                                                      Carrying      Percent of
                                                                                        value    total investments
                                                                                        -----    -----------------
   Actively managed fixed maturities...............................................   $21,599.0         89%
   Equity securities...............................................................        68.3          -
   Mortgage loans..................................................................     1,123.8          5
   Policy loans....................................................................       448.5          2
   Trading securities..............................................................       902.3          4
   Partnership investments.........................................................        88.5          -
   Other invested assets...........................................................        75.9          -
                                                                                      ---------        ---

      Total investments............................................................   $24,306.3        100%
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

     The following table summarizes the carrying values of our fixed maturity securities by industry category as of December 31, 2004 (dollars in millions):

                                                                                                               Percent of
                                                                                           Carrying value   fixed maturities
                                                                                           --------------   ----------------
   Structured securities................................................................    $ 5,533.7             25.6%
   Services.............................................................................      2,755.9             12.8
   Manufacturing........................................................................      2,386.9             11.1
   Bank and finance.....................................................................      2,213.0             10.2
   U.S. Government......................................................................      1,596.7              7.4
   Utilities............................................................................      1,386.6              6.4
   Communications.......................................................................      1,136.0              5.3
   States and political subdivisions....................................................        866.0              4.0
   Agriculture, forestry and mining.....................................................        812.2              3.8
   Asset-backed securities..............................................................        802.2              3.7
   Retail and wholesale.................................................................        655.9              3.0
   Transportation.......................................................................        604.8              2.8
   Other................................................................................        849.1              3.9
                                                                                           ----------            -----

      Total fixed maturity securities...................................................    $21,599.0            100.0%
                                                                                            =========            =====

     Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Our privately traded securities comprise less than one percent of our total fixed maturity securities portfolio and consist almost entirely of mortgage-backed securities.

     The following table sets forth fixed maturity investments at December 31, 2004, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $459.8 million fair value of fixed maturities not rated by such firms, the rating assigned by the NAIC. For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below" (dollars in millions).


                                                                                                 Estimated fair value
                                                                                              --------------------------
                                                                                                              Percent of
                                                                              Amortized                          fixed
Investment rating                                                               cost          Amount          maturities
-----------------                                                               ----          ------          -----------
AAA......................................................................    $ 7,439.7      $ 7,553.7             35%
AA.......................................................................      1,585.4        1,614.6              8
A........................................................................      5,535.6        5,706.7             26
BBB+.....................................................................      2,166.4        2,268.7             11
BBB......................................................................      2,582.9        2,686.0             12
BBB-.....................................................................        877.5          917.5              4
                                                                             ---------      ---------            ---

    Investment grade.....................................................     20,187.5       20,747.2             96
                                                                             ---------      ---------            ---

BB+ .....................................................................        250.1          261.6              1
BB  .....................................................................        210.9          225.1              1
BB- .....................................................................        111.7          119.3              1
B+ and below.............................................................        225.6          245.8              1
                                                                             ---------      ---------            ---

    Below investment grade...............................................        798.3          851.8              4
                                                                             ---------      ---------            ---

       Total fixed maturity securities...................................    $20,985.8      $21,599.0            100%
                                                                             =========      =========            ===

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude our venture capital investment in AWE, the value of S&P 500 Call Options and the investments held by CFC (dollars in millions).

                                                                   Successor                       Predecessor
                                                           ----------------------------    --------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Weighted average general account invested assets
   as defined:
       As reported ...................................      $23,586.4        $23,045.4      $23,311.5        $23,407.2
       Excluding unrealized appreciation
         (depreciation) (a)...........................       23,136.6         22,501.0       22,777.3         23,481.0
Net investment income on general account
   invested assets....................................        1,292.4            426.4          912.2          1,520.0

Yields earned:
       As reported....................................            5.5%             5.6%           5.9%             6.5%
       Excluding unrealized appreciation
         (depreciation) (a) ..........................            5.6%             5.7%           6.0%             6.5%

----------------------
(a) Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At both December 31, 2004 and 2003, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.7 percent.

     Actively Managed Fixed Maturities

     Our actively managed fixed maturity portfolio at December 31, 2004, included primarily debt securities of the United States government, public utilities and other corporations, and structured securities. Structured securities included mortgage-backed securities, collateralized mortgage obligations ("CMOs"), asset-backed securities and commercial mortgage-backed securities.

     At December 31, 2004, our fixed maturity portfolio had $652.4 million of unrealized gains and $39.2 million of unrealized losses, for a net unrealized gain of $613.2 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (94 percent of the portfolio); (ii) broker-dealer market makers (5 percent of the portfolio); and (iii) internally developed methods (1 percent of the portfolio).

     At December 31, 2004, approximately 3.5 percent of our invested assets (3.9 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We currently plan to maintain our present level of investments in below-investment-grade fixed maturities, although this plan could change if market conditions change. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below-investment-grade issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment-grade issuers. We are aware of these risks and monitor our below-investment-grade securities closely. At December 31, 2004, our below-investment-grade fixed maturity investments had an amortized cost of $798.3 million and an estimated fair value of $851.8 million.

     We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs a staff of experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the sale, repayment or other disposition of the investment. We recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $18.1 million in 2004. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment. As described in the note to our consolidated financial statements entitled "Recently Issued Accounting Standards", certain guidance related to determining when an impairment of an investment is other than temporary is being considered by the Financial Accounting Standards Board ("FASB"). Depending on the ultimate guidance issued, including guidance regarding management's assertion about intent and ability to hold actively managed fixed maturities for a period of time sufficient to allow for any anticipated recovery, the Company's practice of selling securities at a loss could result in a requirement to report unrealized losses in a different manner, including reflecting unrealized losses in the income statement as other-than-temporary impairments.

     As of December 31, 2004, our fixed maturity investments in substantive default (i.e., in default due to nonpayment of interest or principal) or technical default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost of $4.7 million and a carrying value of $6.8 million. 40|86 Advisors employs a staff of experienced professionals to manage non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply with the material terms of the instrument on a timely basis.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $3.5 million for the year ended December 31, 2004; $5.3 million in the four months ended December 31, 2003; $12.1 million in the eight months ended August 31, 2003; and $60.4 million for the year ended December 31, 2002.

     At December 31, 2004, fixed maturity investments included $5.5 billion of structured securities (or 26 percent of all fixed maturity securities). CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for reprioritizing of principal retirement. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments for mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structure.

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

     Pursuant to fresh start reporting, we were required to mark all of our investments to market value. The current interest rate environment is much lower than when most of our investments were purchased. Accordingly, the fresh start values of our investments generally exceed the par values and the actual costs of such investments. The amount of value exceeding par is referred to as a "purchase premium", which is amortized against future income. If prepayments in any period are higher than expected, purchase premium amortization is increased. In periods of unexpectedly high prepayment activity, the increased amortization will reduce net investment income.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2004 (dollars in millions):

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
Below 4 percent..............................................................   $  195.3      $  196.7       $  198.9
4 percent - 5 percent........................................................    1,407.5       1,356.1        1,376.9
5 percent - 6 percent........................................................    1,883.2       1,869.6        1,896.1
6 percent - 7 percent........................................................    1,625.8       1,684.0        1,710.6
7 percent - 8 percent........................................................      289.7         303.7          308.5
8 percent and above..........................................................       39.0          41.4           42.7
                                                                                --------      --------       --------

          Total structured securities (a)....................................   $5,440.5      $5,451.5       $5,533.7
                                                                                ========      ========       ========

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.7 million and $2.4 million, respectively.

     The amortized cost and estimated fair value of structured securities at December 31, 2004, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated Fair Value
                                                                                               -----------------------
                                                                                                           Percent of
                                                                                Amortized                      fixed
Type                                                                              Cost         Amount       maturities
----                                                                              ----         ------       ----------
Pass-throughs and sequential and targeted amortization classes...............    $3,244.5      $3,286.8           15%
Planned amortization classes and accretion-directed bonds....................       768.8         781.6           4
Commercial mortgage-backed securities........................................     1,427.6       1,454.6           7
Subordinated classes and mezzanine tranches..................................        10.0          10.1           -
Other........................................................................          .6            .6           -
                                                                                 --------      --------           --

   Total structured securities (a)...........................................    $5,451.5      $5,533.7           26%
                                                                                 ========      ========           ==

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.7 million and $2.4 million, respectively.

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-through securities are used frequently in the dollar roll market and can be used as the collateral for collateralized mortgage obligations. Sequential classes are a series of tranches that return principal to the various tranche holders sequentially. Targeted amortization classes offer slightly better structure in return of principal than sequentials when prepayment speeds are close to the speed anticipated when created.

     Planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgages experience prepayments within a certain range. Changes in prepayment rates are first absorbed by support or companion classes. This insulates planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market generally offers higher yields than similar-rated corporate bonds. Most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time or have prepayment penalties.

     Subordinated and mezzanine tranches are classes that provide credit enhancement to senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout, followed by another period of time where prepayments are shared pro rata with senior tranches. Subordinated and mezzanine tranches bear a majority of the risk of loss due to property owner defaults. Subordinated bonds are generally rated "AA" or lower; we typically do not hold structured securities rated lower than "BB".

     During 2004, we sold $2.6 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $46.2 million. Securities sold at a loss are sold for a number of reasons including but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; and (vi) our analysis indicating a high probability that the security is other-than-temporarily impaired. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of the cost of policies produced and the cost of policies purchased related to universal life and investment products.

     Venture Capital Investment in AT&T Wireless Services, Inc.

     Our venture capital investment in AWE was made by our subsidiary which engaged in venture capital investment activity. AWE is a company in the wireless communication business. In December 2003, we sold our remaining 4.1 million shares of AWE common stock. In 2002, we sold 10.3 million shares of AWE common stock which generated proceeds of $75.7 million. At December 31, 2002, we held
4.1 million shares of AWE common stock with a value of $25.0 million. We recognized venture capital investment income (losses) related to this investment of $(5.5) million in the four months ended December 31, 2003; $10.5 million in the eight months ended August 31, 2003; and $(99.3) million in 2002.

     Other Investments

     At December 31, 2004, we held mortgage loan investments with a carrying value of $1,123.8 million (or 5.2 percent of total invested assets) and a fair value of $1,167.2 million. Mortgage loans were substantially comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 2004. Realized losses on mortgage loans were not significant in any of the past three years. Our allowance for loss on mortgage loans was $2.4 million at December 31, 2004. At December 31, 2003, we had no allowance for losses on mortgage loans (mortgage loans were recorded at market values at August 31, 2003, in conjunction with our adoption of fresh start accounting). Approximately 9 percent, 7 percent, 6 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in Ohio, Massachusetts, New York, Pennsylvania and Florida, respectively. No other state accounted for more than 5 percent of the mortgage loan balance.

     The following table shows the distribution of our mortgage loan portfolio by property type as of December 31, 2004 (dollars in millions):

                                                                                  Number of      Carrying
                                                                                    loans         value
                                                                                    -----         -----
Retail..........................................................................     369         $  810.6
Office building.................................................................      55            231.4
Industrial......................................................................      25             47.3
Multi-family....................................................................      10             19.4
Other...........................................................................      40             15.1
                                                                                     ---         --------

   Total mortgage loans.........................................................     499         $1,123.8
                                                                                     ===         ========

The following table shows our mortgage loan portfolio by loan size (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
Under $5 million................................................................     442         $  664.5
$5 million but less than $10 million............................................      44            300.9
$10 million but less than $20 million...........................................      13            171.0
                                                                                     ---         --------

   Total mortgage loans.........................................................     499         $1,136.4
                                                                                     ===         ========

     The following table summarizes the distribution of maturities of our mortgage loans (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
2005............................................................................      12         $    6.7
2006............................................................................       8              1.1
2007............................................................................      22              7.1
2008............................................................................      18             33.1
2009............................................................................      37            107.4
after 2009......................................................................     402            981.0
                                                                                     ---         --------

   Total mortgage loans.........................................................     499         $1,136.4
                                                                                     ===         ========

     At December 31, 2004, we held $902.3 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. At August 31, 2003, we established trading security accounts which are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

     Other invested assets also include S&P 500 Call Options and certain nontraditional investments, including investments in limited partnerships and promissory notes.

     As part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. In many cases, such transactions arise from the market demand for mortgage-backed securities to form CMOs. At December 31, 2004, we had investment borrowings of $433.9 million. Such investment borrowings averaged approximately $522.6 million during 2004 and were collateralized by investment securities with fair values approximately equal to the loan values. The weighted average interest rate on such borrowings was 1.5 percent during 2004. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 2004). We believe that the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that counterparty risk is minimal.

     CONSOLIDATED FINANCIAL CONDITION

     Changes in the Consolidated Balance Sheet

     Changes in our consolidated balance sheet between December 31, 2004 and December 31, 2003, reflect: (i) the issuances of common and preferred stock and the use of proceeds from such offerings, as further described in the note to the consolidated financial statements entitled "Shareholders' Equity"; (ii) the refinancing of our Previous Credit Facility, as further described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations"; (iii) our net income for 2004; (iv) reduction of our deferred income tax valuation allowance; and (v) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2004, we increased the carrying value of such investments by $621.6 million as a result of this fair value adjustment.

     Our capital structure as of December 31, 2004 and 2003, is as follows (dollars in millions):

                                                                                 Successor
                                                                            ------------------
                                                                            2004          2003
                                                                            ----          ----
    Total capital:
       Corporate notes payable ......................................      $  758.9     $1,300.0

       Shareholders' equity:
          Preferred stock ...........................................         667.8        887.5
          Common stock...............................................           1.5          1.0
          Additional paid-in-capital.................................       2,597.8      1,641.9
          Accumulated other comprehensive income.....................         337.3        218.7
          Retained earnings..........................................         297.8         68.5
                                                                           --------     --------

              Total shareholders' equity.............................       3,902.2      2,817.6
                                                                           --------     --------

              Total capital..........................................      $4,661.1     $4,117.6
                                                                           ========     ========

     The following table summarizes certain financial ratios as of and for the year ended December 31, 2004 and as of and for the four months ended December 31, 2003:

                                                                                                       Successor
                                                                                              ----------------------------
                                                                                              December 31,    December 31,
                                                                                                  2004            2003
                                                                                                  ----            ----
Book value per common share...................................................................    $21.41          $19.28
Book value per common share, excluding accumulated other comprehensive income (a).............     19.18           17.09

Ratio of earnings to fixed charges............................................................     1.90x           1.79x

Ratio of earnings to fixed charges and preferred dividends....................................     1.58x           1.46x

Debt to total capital ratios:
Corporate debt to total capital...............................................................       16%             32%
Corporate debt to total capital, excluding accumulated other comprehensive income (a).........       18%             33%
Corporate debt and preferred stock to total capital...........................................       31%             53%
Corporate debt and preferred stock to total capital, excluding accumulated other
  comprehensive income (a)....................................................................       33%             56%

--------------------
(a) This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income (loss) has been excluded from the value of capital used to determine this measure. Management believes this non-GAAP measure is useful, because it removes the volatility from changes in accumulated other comprehensive income (loss) in the value of capital. Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. However, this measure does not replace the corresponding GAAP measure.

     Contractual Obligations

     The Company's significant contractual obligations as of December 31, 2004, were as follows (dollars in millions):

                                                                           Payment due in
                                                        -------------------------------------------------------
                                          Total         2005          2006-2007       2008-2009      Thereafter
                                          -----         ----          ---------       ---------      ----------
Insurance liabilities (a)............   $56,349.8    $3,818.7        $7,453.2         $6,541.0       $38,536.9
Notes payable (b)....................     1,013.1        55.0           106.2            104.3           747.6
Investment borrowings (c)............       433.9       433.9             -                -               -
Postretirement plans (d).............       156.3         4.4             9.8             10.5           131.6
Operating leases and certain other
    contractual commitments (e)......       269.3        37.9            50.9             42.5           138.0
                                        ---------    --------        --------         --------       ---------

    Total............................   $58,222.4    $4,349.9        $7,620.1         $6,698.3       $39,554.1
                                        =========    ========        ========         ========       =========

-------------
(a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. The estimation of these amounts are subject to numerous assumptions (depending on the product-type) including assumptions related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other assumptions which affect our estimates of future payments. The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) over the term of the contracts was 4.7 percent.

     The following describes the methods we used to estimate these cash flows for certain product types.

     For products like immediate annuities and structured settlement annuities without life contingencies, the payment obligation is fixed and determinable based on the terms of the policy.

     For products such as universal life, ordinary life, long-term care, specified disease and fixed rate annuities, the future payments are not due until the occurrence of an insurable event (such as death or disability) or a triggering event (such as a surrender or partial withdrawal). We estimate these payments using actuarial models based on historical experience and our expectation of the future payment patterns.

     For short-term insurance products such as Medicare supplement insurance, the future payments only relate to amounts necessary to settle all outstanding claims, including those that have been incurred but not reported as of the balance sheet date. We have estimated these payments based on our historical experience and our expectation of future payment patterns.

     The timing and amount of the payments summarized for insurance liabilities are based on numerous assumptions and the actual payments may vary significantly from the amounts shown.

     The cash flows presented are undiscounted for interest. As a result, the sum of the outflows shown for all years, exceeds the corresponding liabilities of $25,162.2 million included in our consolidated balance sheet as of December 31, 2004.

(b) Includes projected interest payments, based on market rates as of December 31, 2004. Refer to the notes to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c) These borrowings are collateralized with marketable securities. We hold short-term investments with maturities that correspond to the terms of the borrowings.

(d) Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 5.75 percent.

(e) Refer to the notes to the consolidated financial statements entitled "Commitments and Contingencies" for additional information on operating leases and certain other contractual commitments.

     It is possible that the ultimate outcome of various uncertainties could affect our liquidity in future periods. For example, the following events could have a material adverse effect on our cash flows:

     o    An adverse determination in pending or future litigation.

     o An inability to obtain rate increases on certain of our insurance products.

     o    Worse than anticipated claims experience.

     o Lower than expected dividends and/or surplus debenture interest payments from our insurance subsidiaries (resulting from inadequate earnings or capital or regulatory requirements).

     o    An inability to meet and/or maintain the covenants in our Credit
          Facility.

     o    A significant increase in policy surrender levels.

     o    A significant increase in investment defaults.

     o    An inability of our reinsurers to meet their financial obligations.

     While we seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities, there could be significant variations in the timing of such cash flows. The claim experience on our long-term care business in the Other Business in Run-off segment has been worse than our original pricing expectations. Although we believe our current estimates properly project future claim experience, if these estimates prove to be wrong, and our experience would further worsen (as it did in some prior periods) our future liquidity could be adversely affected.

Liquidity for Insurance Operations

     Our insurance operating companies generally receive adequate cash flow from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to any applicable penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

       On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries from "B (Fair)" to "B++ (Very Good)", other than Conseco Senior (the issuer of most of our long-term care business in our Other Business in Run-off segment), whose "B (Fair)" rating was affirmed by A.M. Best. According to A.M. Best, these rating actions reflected the substantial recapitalization of our balance sheet, improved absolute and risk-adjusted capital on a statutory basis and improving operating fundamentals. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "B" rating is assigned to companies which have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. A "B++" rating from A.M. Best is the fifth highest of sixteen possible ratings, and a "B" rating from A.M. Best is the seventh highest of sixteen possible ratings.

     On May 27, 2004, S&P upgraded the financial strength ratings of our primary insurance companies from "BB-" to "BB+", other than Conseco Senior, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. A "BB+" rating from S&P is the eleventh highest of twenty-one possible ratings, and a "CCC" rating from S&P is the eighteenth highest of twenty-one possible ratings.

     On May 27, 2004, Moody's upgraded the financial strength rating of our primary insurance companies from "Ba3" to "Ba2", other than Conseco Senior, which was assigned a "Caa1" rating. On August 9, 2004, Moody's again upgraded the financial strength rating of our primary insurance companies from "Ba2" to "Ba1" and reaffirmed the "Caa1" rating of Conseco Senior. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are considered "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. A "Ba1" rating from Moody's is the eleventh highest of twenty-one possible ratings, and a "Caal" rating from Moody's is the seventeenth highest of twenty-one possible ratings.

     Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. The lowered ratings assigned to our insurance subsidiaries were one of the primary factors causing sales of our insurance products to decline and policyholder redemptions and lapses to increase beginning in 2002. We also experienced increased agent attrition, which in some cases led us to increase commissions or sales incentives in an effort to retain them. These events have had a negative effect on our ability to market our products and attract and retain agents, which in turn negatively affected our financial results.

     We have adopted several initiatives designed to reduce the expense levels that exceed product pricing in our Conseco Insurance Group segment. These initiatives include system conversions which will eliminate duplicate processing systems. We expect to spend over $15 million on capital expenditures in 2005 (including amounts related to these initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

     As more fully described in the note to our consolidated financial statements entitled "Statutory Information", our two insurance subsidiaries domiciled in Texas entered into consent orders with the Texas Department of Insurance, which were formally released on November 19, 2003. The consent orders applied to all of our insurance subsidiaries and, among other things, restricted the ability of our insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. State laws generally give state insurance regulatory agencies broad authority to protect policyholders in their jurisdictions. Accordingly, we cannot be assured that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

Liquidity of the Holding Companies

     On June 22, 2004, we entered into the Credit Facility with a principal balance of $800.0 million. The Credit Facility is a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest, under the Previous Credit Facility; (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes. We are required to make quarterly principal payments of $2.0 million commencing September 30, 2004, and continuing until March 31, 2010. The remaining principal balance is due on June 22, 2010. The Company made an optional prepayment of $28.0 million in December 2004 and is also required to make an additional mandatory prepayment of $1.2 million (after consideration of the $28.0 million prepayment) by March 31, 2005, based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion related to the Credit Facility.

     At December 31, 2004, Conseco Inc. and CDOC held unrestricted cash of $28.3 million. In addition, our other non-life insurance companies held unrestricted cash of approximately $37.3 million which could be upstreamed to the parent companies if needed.

     Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures, fees for services and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of loans and advances. A further deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to improve the RBC ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

     Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance and banking regulatory issues, competition, financial markets and other general business conditions. We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations.

     If an insurance company subsidiary was to be liquidated, that liquidation would be conducted under the insurance law of its state of domicile by such state's insurance regulator as the receiver for such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders will have no right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

     Under our Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders. We have also agreed to meet or maintain various financial ratios. These requirements represent significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these requirements (subject to certain remedies), the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If that were to occur, we cannot provide assurance that we would have sufficient liquidity to repay or refinance this indebtedness.

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. At December 31, 2004, approximately 18 percent of our total insurance liabilities (or approximately $4.4 billion) could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

     We seek to invest our available funds in a manner that will fund future obligations to policyholders, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) have similar cash flow characteristics with the liabilities they support; (ii) are diversified among industries, issuers and geographic locations; and (iii) are predominantly investment-grade fixed maturity securities. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency.

     Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, our entire portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. From time to time, we invest in securities for trading purposes, although such investments are a relatively small portion of our total portfolio.

     The profitability of many of our products depends on the spreads between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2004, approximately 41 percent of our insurance liabilities were subject to interest rates that may be reset annually; 46 percent have a fixed explicit interest rate for the duration of the contract; 9 percent have credited rates which approximate the income earned by the Company; and the remainder have no explicit interest rates. At December 31, 2004, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.7 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments and to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2004, the adjusted modified duration of our fixed maturity securities and short-term investments was approximately 6.4 years and the duration of our insurance liabilities was approximately 7.0 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $630 million if interest rates were to increase by 10 percent from their levels at December 31, 2004. This compares to a decline in fair value of $625 million based on amounts and rates at December 31, 2003. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2004, we recognized net realized investment gains of $40.6 million, which were comprised of $58.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $12.7 billion net of $18.1 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million, which were comprised of $21.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.7 billion net of $9.6 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million, which were comprised of $45.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.4 billion net of

$51.3 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During 2002, we recognized net realized investment losses of $556.3 million, which were comprised of $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary net of $.5 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $19.5 billion. During 2002, we recognized other-than-temporary declines in value of several investments including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc.

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

Inflation

     Inflation rates may impact the financial statements and operating results in several areas. Inflation influences interest rates, which in turn impact the market value of the investment portfolio and yields on new investments. Inflation also impacts a portion of our insurance policy benefits affected by increased medical coverage costs. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.


     FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CFC - DISCONTINUED FINANCE OPERATIONS

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited from this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, CFC. We accounted for our finance business as a discontinued operation in 2002 after we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of the finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale, nor did any creditors of our Predecessor. The consolidated statement of operations reflects the operations of the discontinued finance business in the caption "Discontinued operations" for all periods. The following tables and narratives discuss CFC's results of operations during the periods presented in our consolidated financial statements.

Operating Results of the Discontinued Finance Operations (dollars in millions)
                                                                                                    2002
                                                                                                    ----
Contract originations:
   Manufactured housing......................................................................   $  1,026.7
   Mortgage services.........................................................................      2,535.9
   Retail credit.............................................................................      3,237.9
   Consumer finance - closed-end.............................................................         37.1
   Other lines (discontinued in early 2002 or previous periods)..............................        476.8
                                                                                                ----------

     Total...................................................................................   $  7,314.4
                                                                                                ==========

Sales of finance receivables:
   Manufactured housing......................................................................   $    398.8
   Mortgage services.........................................................................      1,738.7
   Consumer finance - closed-end.............................................................          3.3
   Other lines (discontinued in early 2002 or previous periods)..............................        462.9
                                                                                                ----------

     Total...................................................................................   $  2,603.7
                                                                                                ==========

Revenues:
   Net investment income:
     Finance receivables and other...........................................................   $  2,074.2
     Retained interest.......................................................................         75.0
   Loss on sale of finance receivables.......................................................        (49.5)
   Impairment charges........................................................................     (1,449.9)
   Fee revenue and other income..............................................................        273.8
                                                                                                ----------

     Total revenues..........................................................................        923.6
                                                                                                ----------

Expenses:
   Provision for losses......................................................................        950.0
   Finance interest expense..................................................................      1,130.0
   Gain on extinguishment of debt............................................................         (6.3)
   Other operating costs and expenses........................................................        616.0
   Special charges...........................................................................        121.9
   Reorganization items......................................................................         17.3
                                                                                                ----------

     Total expenses..........................................................................      2,828.9
                                                                                                ----------

     Loss before income taxes................................................................   $ (1,905.3)
                                                                                                ==========

     General: CFC had historically provided financing for manufactured housing, home equity, home improvements, consumer products and equipment, and consumer and commercial revolving credit. CFC's finance products included both fixed-term and revolving loans and leases. CFC also marketed physical damage and other credit protection relating to the loans it serviced. CFC's primary source of capital to provide such financing was from securitization transactions. For securitization transactions structured prior to September 8, 1999, CFC accounted for the transfer of finance receivables as sales and recognized gains on such sales based on the difference between the proceeds (net of related costs) and the carrying value of the portion of the finance receivables sold. CFC determined such value by allocating the carrying value of the total finance receivables between the portion sold and the interests retained based on each portion's fair value on the date of the sale. Subsequent to September 8, 1999, CFC structured its securitizations in a manner that required them to be accounted for as financing transactions, whereby the finance receivables and securitization debt remained on CFC's balance sheet.

     Loan originations in 2002 were $7.3 billion. Given CFC's limited liquidity and inability to access the securitization market, CFC discontinued originating certain types of loans. CFC also limited future originations primarily to loans that could be sold at a profit in whole-loan sale transactions. CFC discontinued originating manufactured housing loans in November 2002. These decisions and continued constraints on liquidity resulted in origination volume which was significantly lower than in prior periods.

     Sales of finance receivables in 2002 included the sale of $2.1 billion of finance receivables, on which CFC recognized a loss of $17.1 million. These sales are further explained below under "Gain on sale of finance receivables". CFC also sold $.5 billion of certain other finance receivables in 2002, as part of CFC's cash raising arrangements.

     Net investment income on finance receivables and other consisted of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income decreased by 4.4 percent, to $2,074.2 million, in 2002 consistent with the changes in average on-balance sheet finance receivables. The weighted average yield earned on finance receivables and other investments was 11.5 percent during 2002. The average yields decreased due to the declining interest rate environment, change in product mix of the portfolio and rising delinquencies primarily in CFC's manufactured housing business.

     Net investment income on retained interests was the income recognized on the retained interests in securitizations CFC retained after it sold finance receivables. Such income decreased by 40 percent, to $75.0 million, in 2002. The decrease was consistent with the change in the average balance of retained interests. The weighted average yield earned on retained interests was 12.3 percent during 2002. As a result of the change in the structure of CFC's securitizations, securitization transactions were accounted for as secured borrowings and CFC did not recognize gain-on-sale revenue or additions to retained interests from such transactions. In addition, the balance of the retained interests was reduced by $1,077.2 million in 2002 due to impairment charges. Impairment charges are further explained below. The weighted average yield was also adversely affected by the decline in guarantee payments received on certain lower-rated securities in the fourth quarter of 2002.

     Gain (loss) on sales of finance receivables resulted from various loan sale transactions in 2002. During 2002, CFC sold $2.1 billion of finance receivables which generated net losses of $17.1 million. In 2002, CFC also recognized a $32.4 million loss to reduce the value of unsecuritized finance receivables, which were being held for eventual sale and had market values below their cost basis.

     Fee revenue and other income included servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 18 percent, to $273.8 million, in 2002. This decrease was primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of CFC's securitizations, CFC no longer recorded an asset for servicing rights at the time of its securitizations, nor did CFC record servicing fee revenue; instead, the entire amount of interest income was recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $83.9 million in 2002.

     Provision for losses related to finance operations increased by 77 percent, to $950.0 million, in 2002. These amounts related to CFC's on-balance sheet finance receivables. CFC's credit losses as a percentage of related loan balances for the on-balance sheet portfolio consistently increased during 2002 to 3.74 percent at December 31, 2002. The increases to the provision and CFC's credit losses were due to many factors including: (i) CFC's inability to finance the sale of repossessed assets, resulting in CFC's use of wholesale markets through which recovery rates were significantly lower; (ii) the natural increase in delinquencies in some of CFC's products as they aged into periods in which CFC had historically experienced higher delinquencies; (iii) the increase in retail credit receivables which typically experienced higher credit losses; (iv) economic factors which had increased defaults; and (v) a decrease in the manufactured housing recovery rates when repossessed properties were sold. At December 31, 2002, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 3.21 percent. Under the portfolio method, CFC estimated an allowance for credit losses based upon its assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in CFC's allowance for credit losses were expensed based on CFC's assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization or through impairment charges when assessments of estimated losses had changed.

     At December 31, 2002, CFC had a total of 20,918 unsold manufactured housing properties (11,939 of which related to off-balance sheet securitizations) in repossession, compared to 15,057 properties (10,814 of which related to off-balance sheet securitizations) at December 31, 2001. CFC reduced the value of repossessed property to its estimate of net realizable value upon repossession. CFC liquidated 25,017 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 65 percent in 2002. The loss severity rate related to the on-balance sheet manufactured housing portfolio was 59 percent in 2002. The higher industry levels of repossessed manufactured homes which existed in the marketplace in 2002, adversely affected recovery rates, specifically wholesale severity. Additionally, such higher levels of repossessed inventory made it more difficult for CFC to liquidate its inventory at rates it had recovered in the past. CFC also believed the higher average severity rate in 2002 for the on-balance sheet manufactured housing portfolio was partially due to the increased age of such portfolio.

     CFC believed that its historical loss experience had been favorably affected by various loss mitigation policies. Under one such policy, CFC worked with the defaulting obligor and its dealer network to find a new buyer who met CFC's underwriting standards and was willing to assume the defaulting obligor's loan. Under other loss mitigation policies, CFC permitted qualifying obligors to defer scheduled payments or CFC reduced the interest rate on the loan, in an effort to avoid loan defaults.

     Due to the prevailing economic conditions in 2002, CFC increased the use of the aforementioned mitigation policies. Based on past experience, CFC believed these policies would reduce ultimate losses. If CFC applied loss mitigation policies, CFC generally reflected the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impacted CFC's delinquency ratios. CFC attempted to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies were also considered when CFC determined the value of its retained interests in securitization trusts. Loss mitigation policies were applied to
10.7 percent of average managed accounts in 2002. Due to CFC's liquidity limitations, many loss mitigation policies were curtailed in the fourth quarter of 2002.

     Finance interest expense decreased by 8.5 percent, to $1,130.0 million, in 2002. Such decrease was primarily the result of lower average borrowing rates and reduced borrowings to fund the decreased finance receivables. CFC's average borrowing rate was 6.1 percent during 2002. The decrease in the average borrowing rate in 2002 was primarily due to the decrease in the general interest rate environment and the repurchase and retirement of some of CFC's public debt.

     Other operating costs and expenses included the costs associated with servicing CFC's managed receivables, non-deferrable costs related to originating new loans and other operating costs. Such expense decreased by 4.1 percent, to $616.0 million, in 2002. In 2002, CFC accrued $26.8 million pursuant to judgments issued in two arbitration proceedings. Excluding the litigation accrual, such costs had decreased due to the realization of the benefits from cost saving initiatives and a decrease in origination volume.

     Special charges in 2002 included: (i) the loss of $96.0 million related to the sales of certain finance receivables totaling $463 million and an additional $1.6 million loss related to receivables required to be repurchased from the purchaser of the vendor services receivables; (ii) a $39.4 million charge for costs associated with various modifications to financing arrangements and recognition of deferred expenses for terminated warehouse facilities; (iii) a $16.3 million charge for the abandonment of computer processing systems; (iv) a $38.1 million benefit due to the reduction in the value of the warrant held by Lehman to purchase five percent of CFC, which was expected to have no value due to CFC's bankruptcy proceedings; and (v) restructuring and other charges of $6.7 million. These charges are described in greater detail in the note to Conseco's consolidated financial statements entitled "Financial Information Regarding CFC."

     Reorganization items were professional fees associated with CFC's bankruptcy proceedings which were expensed as incurred in accordance with SOP 90-7.

     Impairment charges represented losses related to reductions in the value of CFC's retained interests in securitization trusts (including interest-only securities and servicing rights). CFC carried interest-only securities at estimated fair value and servicing rights at the lower of cost or fair value. Fair value was determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss, interest rate and servicing cost assumptions. CFC included any potential payments related to the guarantees of certain lower-rated securities issued by the securitization trusts in such projected cash flows. When other-than-temporary declines in value occurred, CFC reduced the amortized cost to estimated fair value and recognized a loss. The assumptions used to determine new values were based on the internal evaluations of CFC's management. Under accounting rules (pursuant to Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20")) which were adopted on July 1, 2000, declines in the value of CFC's retained interests were recognized when: (i) the fair value of the security was less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security had changed adversely from the previous valuation which determined the carrying value of the security. When both occurred, the security was written down to fair value. The assumptions used to determine new values for CFC's retained interests were based on internal evaluations.

     The determination of the value of CFC's retained interests in securitization trusts required significant judgment. CFC recognized significant charges when the retained interests did not perform as well as anticipated. In securitizations to which these retained interests related, CFC had retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. As of December 31, 2002, the total amount of these guarantees was approximately $1.4 billion. CFC considered any potential payments related to these guarantees in the projected cash flows used to determine the value of its retained interests.

     During 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets had been CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. CFC believed that its loss severity rates historically had been positively impacted when it used retail channels to dispose of repossessed inventory (where the repossessed units were sold through company-owned sales lots or CFC's dealer network). Since CFC was no longer able to fund the loans made on repossessed homes, sales through these channels ceased and CFC relied on the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates were significantly lower. Accordingly, CFC changed the loss severity assumptions used to value its retained interests to reflect the higher loss severity CFC expected to experience in the future. In addition, CFC increased the default assumptions used to value its retained interests to reflect CFC's future expectations based on then current default rates.

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

     As a result of the requirements of EITF 99-20 and the assumption changes described above, CFC recognized an impairment charge of $1,077.2 million in 2002 for the retained interests. CFC also recognized a $336.5 million increase in the valuation allowance related to its servicing rights as a result of changes in the expected future costs of servicing the finance receivables. Such servicing costs increased due to higher levels of delinquent and defaulting loans. These assumptions reflected the subordination of the servicing fees to other cash flows in certain securitization transactions. In addition, CFC recognized impairment charges of: (i) $29.3 million to establish a valuation allowance for advances CFC was required to make to the securitization trusts which were estimated to be uncollectible; and (ii) $6.9 million to establish a liability of guarantee payments due to certain holders of lower-rated securities issued by the securitization trusts which CFC was unable to pay.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included under the caption "Market-Sensitive Instruments and Risk Management" in Item 7. "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is incorporated herein by reference.

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Registered Public Accounting Firm - Successor periods...........................................  81

Report of Independent Registered Public Accounting Firm - Predecessor periods.........................................  83

Consolidated Balance Sheet at December 31, 2004
    and December 31, 2003 (Successor).................................................................................  84

Consolidated Statement of Operations for the year ended December 31, 2004, the four months ended December 31, 2003 (Successor), the eight months ended
    August 31, 2003, and the year ended December 31, 2002 (Predecessor)...............................................  86

Consolidated Statement of Shareholders' Equity for the year ended December 31,
    2004, the four months ended December 31, 2003 (Successor), the eight months ended August 31, 2003, and the year ended December 31, 2002 (Predecessor).........................................  88

Consolidated Statement of Cash Flows for the year ended December 31, 2004, the four months ended December 31, 2003 (Successor), the eight months ended
    August 31, 2003, and the year ended December 31, 2002 (Predecessor)...............................................  91

Notes to Consolidated Financial Statements............................................................................  92


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Shareholders and Board of Directors
Conseco, Inc.:

We have completed an integrated audit of Conseco, Inc.'s (Successor Company) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its consolidated financial statements as of December 31, 2003 and for the period from September 1, 2003 through December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries (Successor Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the period ended December 31, 2004 and for the period from September 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


Indianapolis, Indiana
March 15, 2005

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Shareholders and Board of Directors
Conseco, Inc.

In our opinion, the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the results of their operations and their cash flows of Conseco, Inc. and subsidiaries (Predecessor Company) for the period from January 1, 2003 through August 31, 2003, and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP



Indianapolis, Indiana
March 10, 2004

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2004 and 2003
                              (Dollars in millions)


                                     ASSETS

                                                                                                       Successor
                                                                                                -----------------------
                                                                                                2004               2003
                                                                                                ----               ----
Investments:
     Actively managed fixed maturities at fair value (amortized cost:
       2004 - $20,985.8; 2003 - $19,470.7)...............................................     $21,599.0         $19,840.1
     Equity securities at fair value (cost: 2004 - $62.3; 2003 - $71.8)..................          68.3              74.5
     Mortgage loans......................................................................       1,123.8           1,139.5
     Policy loans........................................................................         448.5             503.4
     Trading securities..................................................................         902.3             915.1
     Other invested assets ..............................................................         164.4             324.1
                                                                                              ---------         ---------

       Total investments.................................................................      24,306.3          22,796.7

Cash and cash equivalents:
     Unrestricted........................................................................         776.6           1,228.7
     Restricted..........................................................................          18.9              31.9
Accrued investment income................................................................         308.4             315.5
Value of policies in force at the Effective Date.........................................       2,629.6           2,949.5
Cost of policies produced................................................................         409.1             101.8
Reinsurance receivables..................................................................         975.7             983.9
Income tax assets........................................................................         967.2              24.6
Goodwill.................................................................................           -               952.2
Other intangible assets..................................................................           -               182.7
Assets held in separate accounts.........................................................          32.9              37.7
Other assets.............................................................................         330.8             368.3
                                                                                              ---------         ---------

       Total assets......................................................................     $30,755.5         $29,973.5
                                                                                              =========         =========


                            (continued on next page)


















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003
                              (Dollars in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                          Successor
                                                                                                 ----------------------
                                                                                                 2004              2003
                                                                                                 ----              ----
Liabilities:
     Liabilities for insurance and asset accumulation products:
       Interest-sensitive products........................................................      $12,508.2       $12,480.4
       Traditional products...............................................................       11,679.0        11,485.2
       Claims payable and other policyholder funds........................................          942.1           892.3
       Liabilities related to separate accounts...........................................           32.9            37.7
     Other liabilities....................................................................          498.3           573.0
     Investment borrowings................................................................          433.9           387.3
     Notes payable - direct corporate obligations.........................................          758.9         1,300.0
                                                                                                ---------       ---------

         Total liabilities................................................................       26,853.3        27,155.9
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
     Preferred stock......................................................................          667.8           887.5
     Common stock ($0.01 par value, 8,000,000,000 shares authorized,
       shares issued and outstanding:  2004 - 151,057,863; 2003 - 100,115,772)............            1.5             1.0
     Additional paid-in capital...........................................................        2,597.8         1,641.9
     Accumulated other comprehensive income...............................................          337.3           218.7
     Retained earnings....................................................................          297.8            68.5
                                                                                                ---------       ---------

         Total shareholders' equity.......................................................        3,902.2         2,817.6
                                                                                                ---------       ---------


         Total liabilities and shareholders' equity.......................................      $30,755.5       $29,973.5
                                                                                                =========       =========





















                     The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)

                                                                     Successor                     Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Revenues:
    Insurance policy income...............................     $2,949.3      $1,005.8       $ 2,204.3      $ 3,602.3
    Net investment income:
       General account assets.............................      1,294.5         427.0           928.4        1,534.1
       Policyholder and reinsurer accounts................         24.1          53.1            30.1         (100.5)
       Venture capital income (loss) related to investment
          in AT&T Wireless Services, Inc..................          -            (5.5)           10.5          (99.3)
    Net realized investment gains (losses) ...............         40.6          11.8            (5.4)        (556.3)
    Fee revenue and other income..........................         21.5          13.3            35.5           70.1
                                                               --------      --------       ---------      ---------

       Total revenues.....................................      4,330.0       1,505.5         3,203.4        4,450.4
                                                               --------      --------       ---------      ---------

Benefits and expenses:
    Insurance policy benefits.............................      2,795.2         967.9         2,136.4        3,332.5
    Provision for losses..................................          -             -              55.6          240.0
    Interest expense (contractual interest:  $268.5 for the
       eight months ended August 31, 2003; and $345.3
       for 2002)..........................................         79.5          36.8           202.5          341.9
    Amortization..........................................        371.2         132.9           343.7          822.9
    Other operating costs and expenses....................        632.8         218.4           423.5          736.2
    Goodwill impairment...................................          -             -               -            500.0
    Special charges.......................................          -             -               -             96.5
    Gain on extinguishment of debt........................         (2.8)          -               -             (1.8)
    Reorganization items..................................           -            -          (2,130.5)          14.4
                                                               --------      --------       ---------      ---------

       Total benefits and expenses........................      3,875.9       1,356.0         1,031.2        6,082.6
                                                               --------      --------       ---------      ---------

       Income (loss) before income taxes, minority
         interest, discontinued operations and
         cumulative effect of accounting change...........        454.1         149.5         2,172.2       (1,632.2)

Income tax expense (benefit):
       Tax expense (benefit) on period income (loss)......        159.3          53.2           (13.5)          53.1
       Valuation allowance for deferred tax assets........          -             -               -            811.2
                                                               --------      --------       ---------      ---------

       Income (loss) before minority interest,
         discontinued operations and cumulative
         effect of accounting change......................        294.8          96.3         2,185.7       (2,496.5)

Minority interest:
    Distributions on Company-obligated mandatorily
       redeemable preferred securities of subsidiary
       trusts, net of income taxes........................          -             -               -            173.2
                                                               --------      --------       ---------      ---------

       Income (loss) before discontinued operations and
         cumulative effect of accounting change ..........        294.8          96.3         2,185.7       (2,669.7)

Discontinued operations, net of income taxes..............          -             -              16.0       (2,216.8)
Cumulative effect of accounting change, net of
    income taxes..........................................          -             -               -         (2,949.2)
                                                               --------      --------       ---------      ---------

       Net income (loss)..................................        294.8          96.3         2,201.7       (7,835.7)

Preferred stock dividends (contractual
    distributions for 2002 of $2.1).......................         65.5          27.8             -              2.1
                                                               --------      --------       ---------      ---------

       Net income (loss) applicable to common stock.......     $  229.3      $   68.5       $ 2,201.7      $(7,837.8)
                                                               ========      ========       =========      =========

                                   (continued)

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)

                                                                                  Successor
                                                                       --------------------------------
                                                                           Year             Four months
                                                                           ended               ended
                                                                       December 31,         December 31,
                                                                           2004                2003
                                                                           ----                ----
Earnings per common share:
     Basic:
       Weighted average shares outstanding......................         132,280,000        100,110,000
                                                                         ===========        ===========

       Net income...............................................               $1.73               $.68
                                                                               =====               ====

     Diluted:
       Weighted average shares outstanding......................         155,930,000        143,486,000
                                                                         ===========        ===========

       Net income...............................................               $1.63               $.67
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

                         CONSECO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in millions)


                                                                           Common stock    Accumulated other
                                                               Preferred  and additional     comprehensive      Retained
                                                         Total   stock    paid-in capital    income (loss) earnings (deficit)
                                                         -----   -----    ---------------    ------------  ------------------
Predecessor balance, December 31, 2001............   $ 4,753.0    $499.6       $3,484.3           $(439.0)    $ 1,208.1

   Comprehensive loss, net of tax:
     Net loss.....................................    (7,835.7)      -              -                 -        (7,835.7)
     Change in unrealized depreciation
       of investments and other (net of
       applicable income tax expense of nil)......     1,019.6       -              -             1,019.6            -
                                                     ---------

         Total comprehensive loss.................    (6,816.1)

   Issuance of shares for stock options and for
     employee benefit plans.......................        12.7       -             12.7               -              -
   Payment-in-kind dividends on convertible
     preferred stock..............................         2.1       2.1            -                 -              -
   Dividends on preferred stock...................        (2.1)      -              -                 -            (2.1)
                                                     ---------    ------       --------           -------     ---------

Predecessor balance, December 31, 2002............   $(2,050.4)   $501.7       $3,497.0          $  580.6     $(6,629.7)

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

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital       income        earnings
                                                          -----      -----    ---------------       ------        --------
Successor balance, December 31, 2003
   (carried forward from prior page).................    $2,817.6     $887.5      $1,642.9           $218.7        $ 68.5

   Comprehensive income, net of tax:
     Net income......................................       294.8        -             -                -           294.8
     Change in unrealized appreciation of
       investments (net of applicable income tax
       expense of $65.4).............................       118.6        -             -              118.6           -
                                                         --------

         Total comprehensive income..................       413.4

     Issuance of shares for stock options and
       for employee benefit plans, net...............        12.4        -            12.4              -             -
     Issuance of mandatorily convertible
       preferred stock, net..........................       667.8      667.8           -                -             -
     Redemption of cumulative convertible
       exchangeable preferred stock..................      (928.9)    (928.9)          -                -             -
     Issuance of common stock, net...................       882.2        -           882.2              -             -
     Reduction of deferred income tax valuation
       allowance.....................................        61.8        -            61.8              -             -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................        41.4       41.4           -                -             -
     Dividends on preferred stock....................       (65.5)       -             -                -           (65.5)
                                                         --------     ------      --------           ------        ------

Successor balance, December 31, 2004.................    $3,902.2     $667.8      $2,599.3           $337.3        $297.8
                                                         ========     ======      ========           ======        ======






















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                                     Successor                      Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Cash flows from operating activities:
   Insurance policy income.................................   $ 2,567.5      $  876.3        $ 1,876.2       $ 3,041.3
   Net investment income...................................     1,494.9         433.4            928.6         3,323.9
   Fee revenue and other income............................        21.5          14.5             35.5           307.1
   Net sales of trading securities.........................        21.1          49.0              -               -
   Insurance policy benefits...............................    (2,058.9)       (569.9)        (1,461.2)       (1,996.9)
   Interest expense........................................       (72.2)        (25.5)             -          (1,279.6)
   Policy acquisition costs................................      (364.4)       (111.6)          (287.5)         (509.2)
   Special charges.........................................         -             -                -             (47.2)
   Reorganization items....................................         -             -              (26.5)          (31.7)
   Other operating costs...................................      (579.5)       (255.9)          (362.0)       (1,406.1)
   Taxes...................................................        17.6          77.8             44.2          (105.9)
                                                              ---------      --------       ----------       ---------

       Net cash provided by operating activities...........     1,047.6         488.1            747.3         1,295.7
                                                              ---------      --------       ----------       ---------

Cash flows from investing activities:
   Sales of investments....................................    12,707.9       4,662.5          5,378.9        19,465.4
   Maturities and redemptions of investments...............     1,882.3       1,003.2          1,854.7         1,623.9
   Purchases of investments................................   (16,000.9)     (5,141.1)        (7,385.9)      (19,879.4)
   Cash received from the sale of finance receivables,
     net of expenses.......................................         -             -                -           2,372.9
   Finance receivables originated..........................         -             -                -          (7,877.9)
   Principal payments received on finance receivables......         -             -                -           8,294.0
   Cash held by Conseco Finance Corp. and classified
     as assets held by discontinued operations.............         -             -                -            (562.3)
   Change in restricted cash...............................        13.0          (6.8)            26.2             3.4
   Other...................................................       (57.6)          1.4            (19.6)          (27.6)
                                                              ---------      --------       ----------       ---------

       Net cash provided (used) by investing activities ...    (1,455.3)        519.2           (145.7)        3,412.4
                                                              ---------      --------       ----------       ---------

Cash flows from financing activities:
   Issuance of notes payable, net...........................      790.2           -                -           6,671.9
   Issuance of preferred stock, net.........................      667.8           -                -               -
   Issuance of common stock, net............................      882.2           -                -               -
   Payments on notes payable................................   (1,332.0)          -                -         (10,481.3)
   Redemption of preferred stock............................     (928.9)          -                -               -
   Amounts received for deposit products....................    1,648.3         479.6          1,272.7         4,584.8
   Withdrawals from deposit products........................   (1,795.7)       (583.5)        (1,784.2)       (5,682.8)
   Ceding commission received on reinsurance
     transaction............................................        -             -                -              83.0
   Change in cash held in restricted accounts for
     settlement of borrowings...............................        -             -                -             (13.0)
   Investment borrowings....................................       46.6        (837.1)          (145.3)       (1,573.0)
   Distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary trusts...        -             -                -             (86.2)
   Dividends paid on preferred stock........................      (19.3)          -                -               -
   Other....................................................       (3.6)          -                -               -
                                                              ---------      --------        ---------       ---------

       Net cash used by financing activities................      (44.4)       (941.0)          (656.8)       (6,496.6)
                                                              ---------      --------        ---------       ---------

       Net increase (decrease) in cash and cash equivalents.     (452.1)         66.3            (55.2)       (1,788.5)

Cash and cash equivalents, beginning of the period..........    1,228.7       1,162.4          1,217.6         3,006.1
                                                              ---------      --------        ---------       ---------

Cash and cash equivalents, end of the period................  $   776.6      $1,228.7        $ 1,162.4       $ 1,217.6
                                                              =========      ========        =========       =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     1. DESCRIPTION OF BUSINESS AND OUR EMERGENCE FROM BANKRUPTCY IN 2003

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

     Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through two operating segments, which are defined on the basis of product distribution, and a third segment comprised of business in run-off, as follows:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and annuities to the senior market through approximately 4,600 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 450 independent marketing organizations ("IMOs") that represent over 6,200 producing independent agents. This segment markets its products under the "Conseco" brand.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold through independent agents and major medical insurance.

     We also have a corporate segment, which consists of holding company activities and certain noninsurance businesses that are unrelated to our operating segments.

     On December 17, 2002 (the "Petition Date"), Old Conseco and certain of its non-insurance company subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003 (the "Confirmation Date"), and became effective on September 10, 2003 (the "Effective Date"). Upon the confirmation of the Plan, we implemented fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). References in these consolidated financial statements to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after the effects of fresh start reporting. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003. The activity of the Company for the period from September 1, 2003 through September 10, 2003 was therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations. We believe the net income impact of the use of a convenience date is immaterial.

     The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, fully secured claims and certain intercompany claims, and the distribution of new equity securities (including warrants) to partially secured and unsecured creditors of our Predecessor. Holders of claims arising under our Predecessor's $1.5 billion senior bank credit facility also received a pro rata interest in our $1.3 billion credit agreement. Holders of our Predecessor's common stock and preferred stock did not receive any distribution under the Plan, and these securities, together with all other

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

prepetition securities and the $1.5 billion senior bank credit facility of our Predecessor, were cancelled on the Effective Date.

     On the Effective Date, under the terms of the Plan, we emerged from the bankruptcy proceedings with a capital structure consisting of:

     o    our $1.3 billion credit agreement;

     o approximately 34.4 million shares of Class A Preferred Stock with an initial aggregate liquidation preference of approximately $859.7 million;

     o 100.0 million shares of common stock, excluding shares issued to our chairman upon his appointment and shares issued or to be issued to directors, officers or employees under a new equity incentive plan; and

     o warrants to purchase 6.0 million shares of our common stock (the "Series A Warrants").

     Under the terms of the Plan, we distributed the equity securities to the creditors of our Predecessor as outlined below:

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

     The distribution of our common stock summarized above represented approximately 98 percent of all of the shares of common stock to be distributed under the Plan. As of December 31, 2003, approximately 1.8 million of our outstanding shares of common stock were reserved for distribution under the Plan for unresolved disputed claims. During 2004, .6 million of these reserved shares were distributed due to the resolution of disputed claims. If reserved shares remain after resolution of pending disputed claims, such shares will be reallocated to other general unsecured creditors of our Predecessor as provided for under the Plan.

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, Conseco Finance Corp. ("CFC"). We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of our finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale for our interest in CFC, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of CFC on our Predecessor's consolidated balance sheet. See the note to the consolidated financial statements entitled "Financial Information Regarding CFC" for information regarding this discontinued operation.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     2. BASIS OF PRESENTATION

     Upon our emergence from bankruptcy, we implemented fresh start reporting in accordance with SOP 90-7. These rules required the Company to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with the Plan, and record the excess of the reorganization value over specific tangible or identified intangible assets as goodwill. As a result, the Company's financial statements for periods following August 31, 2003, are not comparable with those of Old Conseco prepared before that date.

     Pursuant to SOP 90-7, professional fees associated with Chapter 11 cases are expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was paid during the Chapter 11 cases. The Company recognized expenses of $70.9 million in the eight months ended August 31, 2003, and $14.4 million in 2002 for fees payable to professionals who assisted with the Chapter 11 cases.

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

     In November 2002, Old Conseco completed the sale of ExlServices.com, Inc. ("Exl"), a firm that specialized in customer service and backroom outsourcing with operations in India. Old Conseco recognized a loss of $20.0 million on the transaction. Old Conseco had previously written off a significant portion of the value of this investment in conjunction with the impairment charge related to goodwill pursuant to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") described below under "Recently Issued Accounting Standards".

     The accompanying financial statements include the accounts of the Company and all of its wholly owned insurance subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 2003 and 2002 consolidated financial statements and notes to conform with the 2004 presentation. These reclassifications have no effect on net income (loss) or shareholders' equity.

     3. FRESH START REPORTING

     Upon the confirmation of the Plan on September 9, 2003, we implemented fresh start reporting in accordance with SOP 90-7. However, for accounting convenience purposes, we have reported the effects of fresh start accounting as if they occurred on August 31, 2003. We engaged an independent financial advisor to assist in the determination of our reorganization value as defined in SOP 90-7. We determined a reorganization value, together with our financial advisor, using various valuation methods, including: (i) selected comparable companies analysis; and (ii) actuarial valuation analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Changes in these estimates and assumptions may have had a significant effect on the determination of our reorganization value. The estimated reorganization value of the Company was calculated to be approximately $3.7 billion to $3.9 billion. We selected the midpoint of the range, $3.8 billion, as the reorganization value. Such value was confirmed by the Bankruptcy Court on the Confirmation Date.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Under fresh start reporting, a new reporting entity was considered to be created and the Company was required to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with the Plan, and record the excess of the reorganization value over specific tangible or identified intangible assets as goodwill. In addition, all accounting standards that were required to be adopted in the financial statements within twelve months following the adoption of fresh start accounting were adopted as of August 31, 2003. Adjustments to the Predecessor's consolidated balance sheet as of August 31, 2003, to reflect the discharge of debt, change in capital structure and the fair value of our assets and liabilities are presented in the following table (dollars in millions):

                                                                                    Debt             Fresh
                                                                 Predecessor    discharge and        start       Successor
                                                              balance sheet(a) reorganization (b) adjustments   balance sheet
                                                              ---------------- ------------------ -----------   -------------
Assets:
    Investments ..............................................     $22,018.3     $       -        $1,043.5  (c)  $23,101.3
                                                                                                      39.5  (d)
    Cash and cash equivalents.................................       1,187.5             -            28.4  (c)    1,215.9
    Accrued investment income.................................         304.6             -             -             304.6
    Value of policies in force at the Effective Date..........           -               -         3,102.6  (e)    3,102.6
    Cost of policies purchased................................       1,099.2             -        (1,099.2) (e)        -
    Cost of policies produced.................................       2,019.5             -        (2,019.5) (e)        -
    Reinsurance receivables...................................         878.3             -            44.3  (f)      922.6
    Goodwill..................................................          99.4             -         1,042.2  (f)    1,141.6
    Other intangible assets...................................          22.6             -           164.3  (f)      186.9
    Income tax assets.........................................          88.0             -             -              88.0
    Assets held in separate accounts and investment trust.....          87.7             -             -              87.7
    Other assets..............................................         513.0             -             3.6  (f)      516.6
                                                                   ---------     -----------      --------       ---------

         Total assets.........................................     $28,318.1     $       -        $2,349.7       $30,667.8
                                                                   =========     ===========      ========       =========

Liabilities:
    Liabilities for insurance and asset accumulation products.     $22,175.6     $       -        $2,592.1  (g)  $24,767.7
    Other liabilities.........................................         868.1             -           (23.2) (f)      875.7
                                                                                                      30.8  (c)
    Investment borrowings.....................................         524.4             -           700.0  (c)    1,224.4
    Notes payable - direct corporate obligations..............           -           1,300.0           -           1,300.0
                                                                   ---------     -----------      --------       ---------

         Total liabilities not subject to compromise..........      23,568.1         1,300.0       3,299.7        28,167.8

    Liabilities subject to compromise.........................       6,951.4        (6,951.4)           -              -
                                                                   ---------     -----------      --------       ---------

         Total liabilities ...................................      30,519.5        (5,651.4)      3,299.7        28,167.8
                                                                   ---------     -----------      --------       ---------

Shareholders' equity (deficit):
    Convertible preferred stock...............................         501.7             -          (501.7)            -
    Convertible exchangeable preferred stock..................           -             859.7           -             859.7
    Common stock and additional paid-in capital...............       3,497.3         1,640.3      (3,497.3)        1,640.3
    Retained earnings (accumulated deficit)...................      (6,629.4)        3,151.4       3,478.0             -
    Accumulated other comprehensive income....................         429.0             -          (429.0)            -
                                                                   ---------     -----------      --------       ---------

         Total shareholders' equity (deficit).................      (2,201.4)        5,651.4        (950.0)        2,500.0
                                                                   ---------     -----------      --------       ---------

         Total liabilities and shareholders' equity (deficit).     $28,318.1     $       -        $2,349.7       $30,667.8
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

     (b) These adjustments to the fresh start balance sheet reflected the reorganization value of Conseco of $3,800.0 million. After deducting from Conseco's reorganization value the long-term indebtedness of Conseco at the Effective Date, consisting of $1,300.0 million under the senior secured bank credit facility, the total equity of Conseco was $2,500.0 million. After deducting from Conseco's total equity the value of the new preferred stock of $859.7 million, the value of the new common stock was $1,640.3 million. These adjustments also reflected the gain on the discharge of prepetition liabilities.

     (c) In accordance with a new accounting pronouncement, the Company was required to consolidate the assets and liabilities of the partnership which owned the General Motors building into its balance sheet. As a result of the consolidation and the adoption of fresh start accounting, we increased our investment in the General Motors building by $1,043.5 million and recognized the following other assets and liabilities held by the partnership which owns the General Motors building: (i) cash of $28.4 million; (ii) other liabilities of $30.8 million; and (iii) a note payable of $700 million. We sold the General Motors building in September 2003 at a value that was approximately equal to the fresh start value. The note payable of the partnership was paid in full and the net proceeds from the sale were distributed to the partners.

     (d) The values of our mortgage loans, policy loans and other invested assets were adjusted to market value at the Effective Date. In addition, the cost basis of our actively managed fixed maturities was increased to the market value at the Effective Date.

     (e) The Company's historical cost of policies purchased and cost of policies produced were eliminated and replaced with the value of policies in force at the Effective Date. The value of policies in force reflected the estimated fair value of the Company's business in force and represents the value of the right to receive future cash flows from the policies in force on the Effective Date.

          The value of policies in force was determined using a discount rate of 12 percent, which was the rate of return that our management (with assistance from a consulting actuarial firm) believed would be required by a purchaser of the business, based on conditions existing as of the Effective Date. In determining such rate of return, the following factors, among others, were considered:

               o The magnitude of the risks associated with each of the actuarial assumptions used in determining the expected cash flows;

               o Market rates of interest that would be applicable to an acquisition of the business;

               o The perceived likelihood of changes in insurance regulations and tax laws;

               o    The complexity of the business; and

               o    Prices paid for similar blocks of business.

     (f) Assets and liabilities were adjusted to reflect their estimated fair market value. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets was recorded as goodwill.

     (g) The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals and lapses. These reserves include amounts for estimated future payment of claims based on actuarial assumptions. Many factors can affect these reserves, such as economic conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra contractual damage awards. The fresh-start balance was based on the Company's best estimate (with assistance from a consulting actuarial firm) of the future performance of this business, given recent and expected changes in experience. Adjustments to the Predecessor's liabilities for insurance and asset accumulation products are further discussed in the note to the consolidated financial statements entitled "Liabilities for Insurance and Asset Accumulation Products".

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

     At August 31, 2003, we established trading security accounts which are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding embedded derivatives and trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $902.3 million and $915.1 million at December 31, 2004 and 2003, respectively. The change in the market value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts).

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

     Policy loans are stated at current unpaid principal balances.

     Venture capital investment in AT&T Wireless Services, Inc. ("AWE") was carried at fair value, with changes in such value recognized as investment income (loss). In December 2003, we sold our remaining 4.1 million shares of AWE common stock. In 2002, we sold 10.3 million shares of AWE common stock for proceeds of $75.7 million. We recognized venture capital investment income (losses) of $(5.5) million in the four months ended December 31, 2003; $10.5 million in the eight months ended August 31, 2003; and $(99.3) million in 2002, related to this investment.

     Other invested assets include: (i) Standard & Poor's 500 Index Call Options ("S&P 500 Call Options"); and (ii) certain non-traditional investments. We carry the S&P 500 Call Options at estimated fair value as further described below under "Accounting for Derivatives". Non-traditional investments include investments in certain limited partnerships, which are accounted for using the equity method, and promissory notes, which are accounted for using the cost method.

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

     We regularly evaluate all of our investments based on current economic conditions, credit loss experience and other investee-specific developments. When we conclude there is a decline in a security's fair value that is other than temporary, we treat it as a realized investment loss and reduce the cost basis of the security to its estimated fair value.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Cash and Cash Equivalents

     Cash and cash equivalents include commercial paper, invested cash and other investments purchased with original maturities of less than three months. We carry them at amortized cost, which approximates estimated fair value.

     Provision for Losses

     During 2003 and 2002, we established additional provisions for losses related to our guarantees of the bank loans and related interest loans to approximately 155 current and former directors, officers and key employees for the purchase of the common stock of Old Conseco (see the note to the consolidated financial statements entitled "Commitments and Contingencies" for additional information).

     Cost of Policies Produced

     Upon the implementation of fresh start accounting, we eliminated the historical balance of Old Conseco's cost of policies produced as of August 31, 2003, and replaced it with the value of policies inforce as of the Effective Date.

     The costs that vary with, and are primarily related to, producing new insurance business subsequent to August 31, 2003 are referred to as cost of policies produced. For universal life or investment products, we amortize these costs using the interest rate credited to the underlying policies in relation to the established gross profits. For other products, we amortize these costs using the projected investment earnings rate in relation to future anticipated premium revenue.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We included the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity.

     When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced for such replaced contract is immediately expensed. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs which continue to be deferred related to replaced contracts were nil in both 2004 and the four months ended December 31, 2003; $2.9 million in the eight months ended August 31, 2003; and $7.6 million in 2002.

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

     Value of Policies Inforce at the Effective Date

     Upon the implementation of fresh start accounting, we eliminated the historical balances of Old Conseco's cost of policies purchased and cost of policies produced as of August 31, 2003, and replaced them with the value of policies inforce as of the Effective Date.

     The value assigned to the right to receive future cash flows from contracts existing at August 31, 2003 is referred to as the value of policies inforce as of the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as described above for the cost of policies produced.

     The discount rate we used to determine the value of the value of policies inforce as of the Effective Date was 12 percent. See note entitled "Fresh Start Reporting", for further explanation of this rate.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The Company expects to amortize the balance of the value of policies inforce at the Effective Date as of December 31, 2004 as follows: 11 percent in 2005, 10 percent in 2006, 9 percent in 2007, 8 percent in 2008 and 7 percent in 2009.

     Goodwill

     Pursuant to SOP 90-7, any reduction of the deferred income tax valuation allowance established at the emergence date is accounted for as a reduction of goodwill until goodwill is eliminated. As further described in the note entitled "Income Taxes", the reduction of our deferred income tax valuation allowance resulted in the elimination of our goodwill in 2004.

     The goodwill recognized upon our emergence from bankruptcy resulted from the revaluation of our balance sheet accounts. We revalued our assets and liabilities to current estimated fair value and established our capital accounts at the reorganization value determined in connection with the Plan. We recorded goodwill of $1,141.6 million representing the excess of the reorganization value over specific tangible or identified intangible assets. The goodwill balance was not amortized pursuant to current accounting rules (which became effective January 1, 2002).

     The changes in goodwill were as follows (dollars in millions):

                                                                                    Successor
                                                                       --------------------------------
                                                                           Year             Four months
                                                                           ended               ended
                                                                       December 31,         December 31,
                                                                           2004                2003
                                                                           ----                ----
Goodwill balance, beginning of period................................      $ 952.2          $1,141.6
Reduction of tax valuation allowance established at the
     Effective Date..................................................       (952.2)           (189.4)
                                                                           -------          --------

Goodwill balance, end of period......................................      $   -            $  952.2
                                                                           =======          ========

     Reorganization Items

     Reorganization items represent amounts the Predecessor incurred as a result of its Chapter 11 reorganization, and are presented separately in the consolidated statement of operations. These items consisted of the following (dollars in millions):

                                                                       Eight months               Year
                                                                           ended                  ended
                                                                      August 31, 2003       December 31, 2002
                                                                      ---------------       -----------------
       Gain on discharge of prepetition liabilities..................    $ 3,151.4               $  -
       Fresh start adjustments (a)...................................       (950.0)                 -
       Professional fees.............................................        (70.9)               (14.4)
                                                                         ---------               ------

           Total reorganization items................................    $ 2,130.5               $(14.4)
                                                                         =========               ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

-------------

     (a) We implemented fresh start accounting on August 31, 2003 in accordance with SOP 90-7. These rules required the Company to revalue its assets and liabilities to current estimated fair value, re-establish shareholders' equity at the reorganization value determined in connection with our Plan and record the excess of the reorganization value over tangible or identified intangible assets as goodwill. Fresh start adjustments are the adjustments made to the Predecessor's balance sheet to reflect the revaluation. The total fresh start adjustments of $950 million corresponded to the net of the total adjustments to the assets and liabilities on the Predecessor balance sheet as of August 31, 2003, as summarized in the note entitled "Fresh Start Reporting".

     Other Intangible Assets

     Pursuant to SOP 90-7, the reduction of the deferred income tax valuation allowance established at the emergence date is first accounted for as a reduction of goodwill, and second as a reduction of other intangible assets. As further described in the note entitled "Income Taxes", the reduction of a portion of our deferred income tax valuation allowance resulted in the elimination of our other intangible assets in 2004.

     The other intangible assets identified at the emergence date were valued with assistance from a consulting valuation firm. In accordance with SFAS 142, other intangible assets with indefinite lives were not amortized and other intangible assets with finite useful lives were amortized over their estimated useful lives. We amortized the value of our career agency force and our independent agency force over their estimated useful lives of 15 years using the straight line method.

     The following summarizes other identifiable intangible assets as of December 31, 2004 and 2003 (dollars in millions):

                                                                                   Successor
                                                                             ----------------------
                                                                             2004              2003
                                                                             ----              ----
       Indefinite lived other intangible assets:
          Trademarks and tradenames...................................... $   25.1            $ 25.1
          State licenses and charters....................................     17.0              17.0
                                                                          --------            ------

              Total indefinite lived other intangible assets.............     42.1              42.1
                                                                          --------            ------

       Finite lived other intangible assets:
          Career agency force............................................     64.7              64.7
          Independent agency force.......................................     49.8              49.8
          Intangible assets associated with insurance agencies...........     29.1              29.1
          Other..........................................................      1.2               1.2
          Less accumulated amortization..................................    (15.8)             (4.2)
                                                                          --------            ------

              Total finite lived other intangible assets.................    129.0             140.6

          Reduction of deferred income tax valuation allowance...........   (171.1)              -
                                                                          --------            ------

              Total other intangible assets.............................. $    -              $182.7
                                                                          ========            ======

     Assets Held in Separate Accounts and Investment Trust

     Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims that may arise out of any other business of Conseco. We report separate account assets at market value; the underlying investment risks are assumed by the contractholders. We record the related liabilities at amounts equal to the separate account assets. We record the fees earned for administrative and contractholder services performed for the separate accounts in insurance policy income.

     In addition, prior to its liquidation in the third quarter of 2003, we held investments in a trust for the benefit of the purchasers of certain products of our asset management subsidiary. Because we held the residual interests in the cash flows

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     Recognition of Insurance Policy Income and Related Benefits and Expenses on Insurance Contracts

     For investment and universal life-type contracts that do not involve significant mortality or morbidity risk, the amounts collected from policyholders are considered deposits and are not included in revenue. Revenues for these contracts consist of charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances. Such revenues are recognized when the service or coverage is provided, or when the policy is surrendered.

     Traditional life and the majority of our accident and health products (including long-term care, Medicare supplement and specified disease products) are long duration insurance contracts. Premiums on these products are recognized as revenues when due from the policyholders.

     We also have a small block of short duration accident and health products. Premiums on these products are recognized as revenue over the premium paying period.

     We establish liabilities for investment and universal life-type products equal to the accumulated policy account values, which include an accumulation of deposit payments plus credited interest, less withdrawals and the amounts assessed against the policyholder through the end of the period. Sales inducements provided to the policyholders of these products are recognized as liabilities over the period that the contract must remain in force to qualify for the inducement. The options attributed to the policyholder related to our equity-indexed annuity products are accounted for as embedded derivatives as described in the section of this note entitled "Accounting for Derivatives".

     We establish liabilities for traditional life, accident and health insurance, and life contingent payment annuity products using morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated future premiums received and with interest on such reserves at estimated future rates, are expected to be sufficient to meet our obligations under the terms of the policy. Liabilities for future policy benefits are computed on a net-level premium method based upon assumptions as to investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses determined when the policies were issued (or with respect to policies inforce at August 31, 2003, the Company's best estimate of such assumptions on the fresh-start date). Once established, assumptions on these products are generally not changed. We make an additional provision to allow for potential adverse deviation for some of our assumptions.

     We establish claim reserves based on our estimate of the loss to be incurred on reported claims plus estimates of incurred but unreported claims based on our past experience.

     Reinsurance

     In the first quarter of 2002, we completed a reinsurance agreement pursuant to which we ceded 80 percent of the inforce traditional life business of our subsidiary, Bankers Life and Casualty, to Reassure America Life Insurance Company (rated A+ by A.M. Best Company, or "A.M. Best"). The total insurance liabilities ceded pursuant to the contract were approximately $400 million. The reinsurance agreement and the related dividends of $110.5 million were approved by the appropriate state insurance departments and the dividends were paid to Old Conseco. The ceding commission approximated the amount of the cost of policies purchased and cost of policies produced related to the ceded business.

     On June 28, 2002, we completed a reinsurance transaction pursuant to which we ceded 100 percent of the traditional life and interest-sensitive life insurance business of our subsidiary, CVIC, to Protective Life Insurance Company (rated A+ by A.M. Best). The total insurance liabilities ceded pursuant to the contract were approximately $470 million. Our insurance subsidiary received a ceding commission of $49.5 million.

     During the second quarter of 2002, one of our subsidiaries, Colonial Penn, ceded a block of graded benefit life insurance policies to an unaffiliated company pursuant to a modified coinsurance agreement. Our subsidiary received a ceding commission of $83.0 million. The cost of policies purchased and the cost of policies produced were reduced by

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

$123.0 million and we recognized a loss of $39.0 million related to the transaction.

     In the normal course of business, we seek to limit our loss exposure on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $255.2 million in 2004; $92.1 million in the four months ended December 31, 2003; $196.4 million in the eight months ended August 31, 2003; and $327.8 million in 2002. We deduct this cost from insurance policy income. Reinsurance recoveries netted against insurance policy benefits totaled $281.8 million in 2004; $94.3 million in the four months ended December 31, 2003; $199.2 million in the eight months ended August 31, 2003; and $323.6 million in 2002.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $70.2 million in 2004; $31.9 million in the four months ended December 31, 2003; $57.3 million in the eight months ended August 31, 2003; and $78.7 million in 2002.

     See "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net deferred tax assets totaled $2.6 billion at December 31, 2004. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the Internal Revenue Service ("IRS") ultimately agrees with the tax position we have taken and plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. Based upon information existing at the Effective Date, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such net deferred income tax assets in future periods was uncertain. As of December 31, 2004, we no longer believed that a full valuation allowance was necessary. However, as further discussed in the note entitled "Income Taxes", we believed that it was necessary to have a valuation allowance on a portion of our deferred tax assets. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on such component's ability to be fully recognized in the future.

     Investment Borrowings

     As part of our investment strategy, we may enter into reverse repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that, with dollar rolls, the repurchase involves securities that are substantially the same as the securities sold (rather than being the same security). Such borrowings averaged $522.6 million during 2004; $488.9 million during the four months ended December 31, 2003; and $689.1 million during the eight months ended August 31, 2003. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.5 percent during 2004; 1.5 percent during the four months ended December 31, 2003; and 1.8 percent during the eight months ended August 31, 2003. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (such excess was not material at December 31, 2004). We believe the counterparties to our reverse repurchase and dollar-roll agreements are financially responsible and that the counterparty risk is minimal.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Use of Estimates

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the value of policies inforce at the Effective Date, certain investments, assets and liabilities related to income taxes, goodwill, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals and amounts recoverable from loans to certain former directors and former employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

     Accounting for Derivatives

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the "participation rate") over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy S&P 500 Call Options in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. We include the cost of the S&P 500 Call Options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder accounts). Option costs that are attributable to benefits provided were $44.8 million during 2004; $19.1 million during the four months ended December 31, 2003; $53.5 million during the eight months ended August 31, 2003; and $97.5 million during 2002. These costs are reflected in the change in market value of the S&P 500 Call Options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $58.5 million in 2004; $61.3 million in the four months ended December 31, 2003; $83.6 million in the eight months ended August 31, 2003; and $(3.0) million in 2002. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the S&P 500 Call Options was $50.4 million and $119.6 million at December 31, 2004 and 2003, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $236.7 million and $214.7 million at December 31, 2004 and 2003, respectively. We have transferred a specified block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     In October 2001, we entered into new interest rate swap agreements to replace the terminated agreements and, in doing so, converted the fixed rate on our 10.75% senior notes to a variable rate based on LIBOR plus 5.7525 percent. Such interest rate swap agreements were terminated in April 2002 generating cash proceeds of $3.5 million. Such amount represented $11.9 million of cash due to the Company pursuant to the terms of the swaps, net of $8.4 million which represented the fair value of the interest rate swaps on the date of termination. The $8.4 million was amortized as additional interest expense over the remaining lives of our senior notes until such notes were discharged in accordance with the Plan.

     The Company entered into a forward sale contract related to a portion of its venture capital investment in AWE. Such contract was carried at market value, with the change in value being recognized as venture capital income
(loss). The value of the derivative fluctuated in relation to the AWE common stock. In the third quarter of 2002, we agreed with the counterparties to unwind the forward sale contract, which resulted in a small gain.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2004, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. We have determined that certain of our reinsurance payable balances contain embedded derivatives. Such derivatives had an estimated fair value of $32.1 million and $27.2 million at December 31, 2004 and 2003, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     Multibucket Annuity Product

     The Company's multibucket annuity is a fixed annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts), which is substantially offset by the change in insurance policy benefits for these products.

     Accounting for Stock Options

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an Amendment of FASB Statement No. 123 ("SFAS 148"), which provides three alternative methods for transition to the fair value method of accounting for stock options. SFAS 148 also amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25") in accounting for our stock option plans. If compensation cost had been determined based on the fair value at the grant dates for awards granted after January 1, 1995, consistent with the method of SFAS 123, the Company's pro forma net income
(loss) and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                       Successor                   Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Net income (loss), as reported ..................             $294.8         $96.3           $2,201.7        $(7,835.7)
Less stock-based employee compensation
     expense determined under the fair value
     method for all awards, net of income
     taxes.......................................                4.1            .4                7.2             12.4
                                                              ------         -----           --------        ---------

Pro forma net income (loss)......................             $290.7         $95.9           $2,194.5        $(7,848.1)
                                                              ======         =====           ========        =========

Earnings per share:
     Basic, as reported..........................              $1.73          $.68
                                                               =====          ====
     Basic, pro forma............................              $1.70          $.68
                                                               =====          ====

     Diluted, as reported........................              $1.63          $.67
                                                               =====          ====
     Diluted, pro forma..........................              $1.60          $.67
                                                               =====          ====

     To determine the pro forma amounts summarized above, we estimated the fair value of each option grant by using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                            Successor                                 Predecessor
                                                ---------------------------------        -------------------------------
                                                    Year              Four months        Eight months           Year
                                                    ended                ended               ended              ended
                                                December 31,         December 31,         August 31,        December 31,
                                                 2004 Grants          2003 Grants         2003 Grants        2002 Grants
                                                 -----------          -----------         -----------        -----------
Weighted average risk-free interest rates..            4.2%             3.7%                      -             4.7%
Weighted average dividend yields...........            0.0%             0.0%                      -             0.0%
Volatility factors.........................             30%              35%                      -              40%
Weighted average expected life.............       5.9 years        6.1 years                      -        6.4 years
Weighted average fair value per share......           $6.41            $7.71                      -            $1.73

     The weighted average fair value of options granted in 2004 whose exercise price is equal to the market price of our stock on the grant date was $6.67 per share. The weighted average fair value of options granted in 2004 whose exercise price exceeds the market price of our stock on the grant date was $6.29 per share.

     Fair Values of Financial Instruments

     We use the following methods and assumptions to determine the estimated fair values of financial instruments:

     Investment securities. For fixed maturity securities (including redeemable preferred stocks) and for equity and trading securities, we use quotes from independent pricing services, where available. For investment securities for which such quotes are not available, we use values obtained from broker-dealer market makers or by discounting expected future cash flows using a current market rate appropriate for the yield, credit quality, and, for fixed maturity securities, the maturity of the investment being priced.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     Other invested assets. We use quoted market prices, where available. When quotes are not available, we estimate the fair value based on discounted future expected cash flows or independent transactions which establish a value for our investment. When we are unable to estimate a fair value, we assume a market value equal to carrying value.

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

     The estimated fair values of our financial instruments at December 31, 2004 and 2003, were as follows (dollars in millions):

                                                                                                 Successor
                                                                         -------------------------------------------------
                                                                                   2004                      2003
                                                                                   ----                      ----
                                                                         Carrying         Fair      Carrying       Fair
                                                                          Amount          Value      Amount        Value
                                                                          ------          -----      ------        -----
Financial assets:
   Actively managed fixed maturities...............................      $21,599.0     $21,599.0     $19,840.1   $19,840.1
   Equity securities ..............................................           68.3          68.3          74.5        74.5
   Mortgage loans..................................................        1,123.8       1,167.2       1,139.5     1,174.1
   Policy loans....................................................          448.5         448.5         503.4       503.4
   Trading securities..............................................          902.3         902.3         915.1       915.1
   Other invested assets...........................................          164.4         164.4         324.1       324.1
   Cash and cash equivalents.......................................          795.5         795.5       1,260.6     1,260.6

Financial liabilities:
   Insurance liabilities for interest-sensitive
     products (a)..................................................      $12,508.2     $12,508.2     $12,480.4   $12,480.4
   Investment borrowings...........................................          433.9         433.9         387.3       387.3
   Notes payable - direct corporate obligations....................          758.9         758.9       1,300.0     1,300.0

--------------------
     (a) The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2004 and 2003. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

     Predecessor's Cumulative Effect of Accounting Change and Goodwill
     Impairment

     The FASB issued SFAS 142 in June 2001. Under the new rule, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. The Company determined that all of its goodwill had an indefinite life and was therefore subject to the new rules. The Company adopted SFAS 142 on January 1, 2002.

     Pursuant to the transitional rules of SFAS 142, we completed an initial two-step impairment test as of January 1, 2002, which resulted in a cumulative effect of accounting change for goodwill impairment of $2,949.2 million. The significant factors used to determine the amount of the initial impairment included analyses of industry market valuations, historical and projected performance of our insurance segment, discounted cash flow analyses and the market value of our capital. The valuation utilized the best available information, including assumptions and projections we considered reasonable and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

supportable. The assumptions we used to determine the discounted cash flows involve significant judgments regarding the best estimate of future premiums, expected mortality and morbidity, interest earned and credited rates, persistency and expenses. The discount rate used was based on an analysis of the weighted average cost of capital for several insurance companies and considered the specific risk factors related to Conseco. Under SFAS 142, quoted market prices in active markets are the best evidence of fair value and should be used when available.

     On August 14, 2002, our insurance subsidiaries' financial strength ratings were downgraded by A.M. Best to "B (fair)" and on September 8, 2002, the Company defaulted on its public debt. These developments caused sales of our insurance products to fall and policyholder redemptions and lapses to increase. This adverse impact on our insurance subsidiaries required that an additional impairment test be performed as of September 30, 2002, in accordance with SFAS 142.

     In connection with the preparation of the Plan, we retained a consulting actuarial firm to assist in valuing our insurance subsidiaries. That valuation work and our internal evaluation were used in performing the additional impairment tests that resulted in an impairment charge to goodwill of $500.0 million. The charge was classified with operating expenses in our consolidated statement of operations for the year ended December 31, 2002. The most significant changes made to the January 1, 2002 valuation were: (i) reduced estimates of projected future sales of insurance products; (ii) increased estimates of future policyholder redemptions and lapses; and (iii) a higher discount rate to reflect the current rates used by the market to value life insurance companies. Management believes that the assumptions and estimates used were reasonable given all available facts and circumstances at that time.

     Changes in the carrying amount of Predecessor's goodwill for the eight months ended August 31, 2003, and the year ended December 31, 2002, were as follows (dollars in millions):


                                                                                           Predecessor
                                                                                --------------------------------
                                                                                Eight months          Year
                                                                                    ended             ended
                                                                                 August 31,         December 31,
                                                                                    2003               2002
                                                                                    ----               ----

Goodwill balance, beginning of period.......................................     $100.0             $ 3,695.4
Cumulative effect of accounting change......................................        -                (2,949.2)
Impairment charge...........................................................        -                  (500.0)
Reduction of tax valuation contingencies established at acquisition date
    for acquired companies..................................................        (.6)               (146.2)
                                                                                 ------             ---------

Goodwill balance, end of period.............................................     $ 99.4             $   100.0
                                                                                 ======             =========

     Recently Issued Accounting Standards

     The FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") in December 2004. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. SFAS 123R is effective for all awards granted, modified, repurchased or cancelled in the interim period beginning after June 15, 2005 and requires the recognition of compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The Company's net income would have been reduced by $4.1 million in 2004 if we had recognized stock-based employee compensation as determined under the fair value method, net of income taxes.

     The FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153") in December 2004. SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on the Company's consolidated financial statements at the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

date of adoption.

     The FASB issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2") in May 2004. FSP FAS 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Modernization Act"). The Modernization Act provides, among other things, a federal subsidy to plan sponsors who maintain postretirement health care plans that provide prescription drug benefits and meet certain equivalency criteria. FSP FAS 106-2 superseded FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The adoption of FSP FAS 106-2 did not have a significant impact on our consolidated financial statements.

     In March 2004, the Emerging Issues Task Force issued Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides additional guidance for determining whether an impairment of an investment is other than temporary. EITF 03-01 also includes guidance for accounting for an investment subsequent to an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Certain guidance in EITF 03-01 was effective for the quarter ended September 30, 2004. The guidance effective for the quarter ended September 30, 2004 did not significantly change our procedures for evaluating impairments, although additional disclosures have been added to the notes to the consolidated financial statements. The FASB is currently considering additional guidance, which we will evaluate when finalized.

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

     The FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") in April 2003. SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Except for certain implementation guidance included in SFAS 149 which was already effective, the new guidance was effective for: (i) contracts entered into or modified after June 30, 2003; and (ii) hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") in May 2003. SFAS 150 established standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. For example, mandatorily redeemable preferred stock is required to be classified as a liability pursuant to SFAS 150. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning with the third quarter of 2003. Effective July 1, 2003, Old Conseco's Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, with an aggregate carrying value of $1,921.5 million, were reclassified to liabilities pursuant to the provisions of SFAS 150. Such securities were not outstanding after the Effective Date. We followed the guidance of SFAS 150 to properly classify the Class B mandatorily convertible preferred stock issued in the second quarter of 2004 as a component of shareholders' equity.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance company disclosure and accounting matters including the appropriate accounting for: (i) separate accounts; (ii) additional interest (for example, persistency bonus) accruing to the investment contract holder; (iii) the liability for contracts where the amounts assessed against the contract holder each period are expected to result in profits in earlier years and losses in subsequent years; (iv) potential benefits to annuity holders in addition to their account balance; (v) sales inducements to contract holders; and (vi) other provisions. The Company sold most of its separate account business in 2002. Accordingly,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

the new guidance related to separate accounts had no impact on the Company's consolidated financial position, results of operations or cash flows. As a result of our adoption of fresh start accounting, we were required to revalue our insurance product liabilities and record them at their estimated fair market value. In calculating the value of the liabilities for insurance and asset accumulation products, we followed the guidance of SOP 03-01. We have changed the way we classify the costs related to sales inducements in accordance with the new guidance. However, such change was not material. Our reserve for persistency bonus benefits was $313.2 million and $282.8 million at December 31, 2004 and 2003, respectively. Our annuity products include contracts that offered enhanced crediting rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-01. Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $14.3 million in 2004 and $4.8 million in the four months ended December 31, 2003, and amounts amortized totaled $2.9 million in 2004 and $.4 million in the four months ended December 31, 2003. The unamortized balance of deferred sales inducements at December 31, 2004 and 2003, was $15.8 million and $4.4 million, respectively.

     In January 2003, the FASB issued FIN 46, which required expanded disclosures for and, in some cases, consolidation of significant investments in variable interest entities ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46, a company is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46 defines primary beneficiary as the party which will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual returns, or both.

     The Company has investments in various types of VIEs, some of which required additional disclosure under FIN 46, and several of which required consolidation under FIN 46. As further discussed in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities", we consolidated all of our investments in VIEs for which we are the primary beneficiary. Such consolidation requirements did not have a material impact on our financial condition or results of operations. The note entitled "Investments in Variable Interest Entities" includes the expanded disclosures required by FIN 46.

       The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") in June 2002. SFAS 146 addressed financial accounting and reporting for costs that are associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 is required to be used to account for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted the provisions of SFAS 146 on January 1, 2003, and such adoption did not have an impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") in April 2002. Under previous guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS 145 also amends previous guidance to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS 145 on January 1, 2003, and prior period amounts related to extraordinary gains on the extinguishment of debt have been reclassified accordingly.

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. We followed this standard in determining when to recognize impairments on assets we decided to sell as part of our cash raising efforts. We also followed this standard in presenting our variable annuity business line and CFC as discontinued operations in our consolidated financial statements (see the note to the consolidated financial statements entitled "Discontinued Operations").

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     5. INVESTMENTS

     At December 31, 2004, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                         Successor
                                                                     -----------------------------------------------
                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized     fair
                                                                       cost         gains       losses       value
                                                                       ----         -----       ------       -----
Investment grade:
   Corporate securities..........................................   $12,181.8       $464.4        $20.5     $12,625.7
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,579.9         19.6          2.8       1,596.7
   States and political subdivisions.............................       853.6         17.6          5.2         866.0
   Debt securities issued by foreign governments.................       122.4          5.3           .2         127.5
   Structured securities ........................................     5,449.8         89.3          7.8       5,531.3
Below-investment grade (primarily corporate securities)..........       798.3         56.2          2.7         851.8
                                                                    ---------       ------        -----     ---------

     Total actively managed fixed maturities.....................   $20,985.8       $652.4        $39.2     $21,599.0
                                                                    =========       ======        =====     =========

Equity securities................................................       $62.3         $6.2          $.2         $68.3
                                                                        =====         ====          ===         =====

     At December 31, 2003, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                         Successor
                                                                     -----------------------------------------------
                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized      fair
                                                                       cost         gains       losses        value
                                                                       ----         -----       ------        -----
Investment grade:
   Corporate securities..........................................   $11,169.7       $279.8        $13.7     $11,435.8
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,068.9         14.1          1.7       1,081.3
   States and political subdivisions.............................       608.4          5.9          2.4         611.9
   Debt securities issued by foreign governments.................        84.6          1.6          -            86.2
   Structured securities ........................................     5,804.6         59.2         14.9       5,848.9
Below-investment grade (primarily corporate securities)..........       734.5         43.2          1.7         776.0
                                                                    ---------       ------        -----     ---------

     Total actively managed fixed maturities.....................   $19,470.7       $403.8        $34.4     $19,840.1
                                                                    =========       ======        =====     =========

Equity securities................................................      $ 71.8        $ 2.8         $ .1        $ 74.5
                                                                       ======        =====         ====        ======

     Accumulated other comprehensive income is comprised of the net effect of unrealized appreciation on our investments. These amounts, included in shareholders' equity as of December 31, 2004 and 2003, were as follows (dollars in millions):

                                                                                                    Successor
                                                                                               -------------------
                                                                                               2004           2003
                                                                                               ----           ----

Net unrealized appreciation on investments...........................................      $ 621.6            $ 375.2
Adjustment to value of policies inforce at the Effective Date........................        (85.7)             (33.5)
Adjustments to cost of policies produced.............................................        (10.2)               -
Deferred income tax liability........................................................       (188.4)            (123.0)
                                                                                           -------            -------

       Accumulated other comprehensive income........................................      $ 337.3            $ 218.7
                                                                                           =======            =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by industry category as of December 31, 2004 (dollars in millions):

                                                                                                               Percent of
                                                                                           Carrying value   fixed maturities
                                                                                           --------------   ----------------
   Structured securities................................................................    $ 5,533.7             25.6%
   Services.............................................................................      2,755.9             12.8
   Manufacturing........................................................................      2,386.9             11.1
   Bank and finance.....................................................................      2,213.0             10.2
   U.S. Government......................................................................      1,596.7              7.4
   Utilities............................................................................      1,386.6              6.4
   Communications.......................................................................      1,136.0              5.3
   States and political subdivisions....................................................        866.0              4.0
   Agriculture, forestry and mining.....................................................        812.2              3.8
   Asset-backed securities..............................................................        802.2              3.7
   Retail and wholesale.................................................................        655.9              3.0
   Transportation.......................................................................        604.8              2.8
   Other................................................................................        849.1              3.9
                                                                                            ---------            -----

      Total fixed maturity securities...................................................    $21,599.0            100.0%
                                                                                            =========            =====

     Below-Investment Grade Securities

     At December 31, 2004, the amortized cost of the Company's below-investment grade fixed maturity securities was $798.3 million, or 3.8 percent of the Company's fixed maturity portfolio. The estimated fair value of our below-investment grade securities was $851.8 million, or 107 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater for below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Contractual Maturity

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2004, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----

Due in one year or less......................................................................    $    93.9      $    94.0
Due after one year through five years........................................................      1,532.0        1,554.7
Due after five years through ten years.......................................................      6,624.2        6,783.5
Due after ten years..........................................................................      7,284.2        7,633.1
                                                                                                 ---------      ---------

    Subtotal.................................................................................     15,534.3       16,065.3

Structured securities (a)....................................................................      5,451.5        5,533.7
                                                                                                 ---------      ---------

        Total actively managed fixed maturities .............................................    $20,985.8      $21,599.0
                                                                                                 =========      =========

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.7 million and $2.4 million, respectively.

     Net Investment Income

     Net investment income consisted of the following (dollars in millions):

                                                                       Successor                   Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
    Fixed maturities......................................     $1,176.9        $382.9          $815.9        $1,380.0
    Venture capital investment income (loss)..............          -            (5.5)           10.5           (99.3)
    Trading income related to policyholder and ...........
       reinsurer accounts.................................         10.4          10.9             -               -
    Equity securities.....................................          3.9           1.8             8.9            13.2
    Mortgage loans........................................         90.2          31.5            66.9            99.0
    Policy loans..........................................         27.7          10.7            23.0            32.6
    Change in value of S&P 500 Call Options
       related to equity-indexed products.................         13.7          42.2            30.1          (100.5)
    Other invested assets.................................          9.0           6.7            20.4            10.9
    Cash and cash equivalents.............................         13.8           4.2            11.5            27.6
                                                               --------        ------          ------        --------

       Gross investment income............................      1,345.6         485.4           987.2         1,363.5
    Less investment expenses..............................         27.0          10.8            18.2            29.2
                                                               --------        ------          ------        --------

       Net investment income..............................     $1,318.6        $474.6          $969.0        $1,334.3
                                                               ========        ======          ======        ========

     The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $7.2 million, $50.7 million and $169.6 million at December 31, 2004, 2003 and 2002, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Net Realized Investment Gains (Losses)

     Net realized investment gains (losses) were included in revenue as follows (dollars in millions):

                                                                       Successor                   Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----

Fixed maturities:
    Gross gains.........................................       $102.4          $27.6          $129.0          $ 260.8
    Gross losses........................................        (45.8)          (7.3)          (62.4)          (251.8)
    Other-than-temporary declines in fair value.........         (6.2)          (3.7)          (44.7)          (500.6)
                                                               ------          -----          ------          -------

         Net realized investment gains (losses)
           from fixed maturities........................         50.4           16.6            21.9           (491.6)

Equity securities.......................................         (3.5)           -              (3.4)            (7.5)
Mortgages...............................................          2.0            -             (15.6)            (1.4)
Other-than-temporary declines in fair value of
    equity securities and other invested assets.........        (11.9)          (5.9)           (6.6)           (56.2)
Other ..................................................          3.6            1.1            (1.7)              .4
                                                               ------          -----          ------          -------

         Net realized investment gains (losses).........       $ 40.6          $11.8          $ (5.4)         $(556.3)
                                                               ======          =====          ======          =======

     During 2004, we recognized net realized investment gains of $40.6 million, which were comprised of $58.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $12.7 billion net of $18.1 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million, which were comprised of $21.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.7 billion net of $9.6 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million, which were comprised of $45.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.4 billion net of $51.3 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. Net realized investment losses during 2002 included $556.8 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary net of $.5 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $19.5 billion. At December 31, 2004, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $4.7 million and a carrying value of $6.8 million.

     During 2004, we sold $2.6 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $46.2 million. We sell securities at a loss for a number of reasons including, but not limited to;
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; or (vi) our analysis indicates there is a high probability that the security is other-than-temporarily impaired.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following summarizes the investments sold at a loss during 2004 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for the period indicated prior to the sale (dollars in millions):

                                                                                            At date of sale
                                                                                    -----------------------------
                                                                     Number of      Amortized      Estimated Fair
       Period prior to sale:                                          issuers         cost              value
                                                                      -------         ----              -----
       Less than 6 months........................................        2             $2.5              $1.5

       6 to 12 months............................................        1              4.1               3.1

     Investments with Other-Than-Temporary Losses

     During 2004, we recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $18.1 million, which included a loss of $3.4 million related to an issuer in the airline industry rated Caa/CCC-. Although this investment is in a major airline, this company remains highly leveraged and the entire industry is currently facing a difficult operating environment including rising fuel prices. Accordingly, we concluded that the decline in fair value was other than temporary. In addition to the specific investment discussed above, we recorded $14.7 million of writedowns related to various other investments, of which no single issuer exceeded $3.0 million.

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

     Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) our view of the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values.

     When a decline in value is determined to be other than temporary and the cost basis of the security is written down to fair value, we review the circumstances of that particular investment in relation to other investments in our portfolio. If such circumstances exist with respect to other investments, those investments are also written down to fair value. Future events may occur, or additional or updated information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the carrying value of our investments could have a material adverse effect on our earnings in future periods.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2004, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                               Estimated
                                                                                             Amortized           fair
                                                                                              cost               value
                                                                                         --------------      --------------

Due in one year or less...................................................................    $   52.7       $   52.6
Due after one year through five years.....................................................       468.2          464.1
Due after five years through ten years....................................................       908.0          898.7
Due after ten years.......................................................................     1,053.3        1,035.4
                                                                                              --------       --------

   Subtotal...............................................................................     2,482.2        2,450.8

Structured securities.....................................................................       854.4          846.6
                                                                                              --------       --------

   Total..................................................................................    $3,336.6       $3,297.4
                                                                                              ========       ========

     At December 31, 2004, we had no investments in fixed maturities rated below-investment grade or classified as equity-type securities in an unrealized loss position exceeding 20 percent of the cost basis.

     Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment. As described in the note to our consolidated financial statements entitled "Recently Issued Accounting Standards", certain guidance related to determining when an impairment of an investment is other than temporary is being considered by the Emerging Issues Task Force. Depending on the ultimate guidance issued, including guidance regarding management's assertion about intent and ability to hold actively managed fixed maturities for a period of time sufficient to allow for any anticipated recovery, the Company's practice of selling securities at a loss could result in a requirement to report unrealized losses in a different manner, including reflecting unrealized losses in the income statement as other-than-temporary impairments.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2004 (dollars in millions):

                                             Less than 12 months       12 months or greater              Total
                                           ----------------------    -----------------------     -------------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies........  $  276.7       $ (2.6)     $  2.4         $ (.2)      $  279.1     $ (2.8)

     States and political subdivisions...     224.1         (3.6)       34.7          (1.6)         258.8       (5.2)

     Debt securities issued by
        foreign governments..............       7.9          (.2)        -             -              7.9        (.2)

     Corporate securities................   1,862.3        (21.8)       42.7          (1.4)       1,905.0      (23.2)

     Structured securities...............     817.3         (7.3)       29.3           (.5)         846.6       (7.8)
                                           --------       ------      ------         -----       --------     ------

     Total actively managed
        fixed maturities.................  $3,188.3       $(35.5)     $109.1         $(3.7)      $3,297.4     $(39.2)
                                           ========       ======      ======         =====       ========     ======

     Equity securities...................      $2.6         $(.2)      $  -          $  -            $2.6       $(.2)
                                               ====         ====       =====         =====           ====       ====

     We implemented fresh start reporting on August 31, 2003, in accordance with SOP 90-7, which required us to revalue our actively managed fixed maturities to current estimated fair value. Accordingly, as of December 31, 2003, none of the actively managed fixed maturities, with gross unrealized losses of $34.4 million, had been in a continuous unrealized loss position for 12 months or greater.

     Based on management's current assessment of investments with unrealized losses at December 31, 2004, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

     Investment in General Motors Building

     During the summer of 2003, we successfully enforced our contractual right to buy out our 50 percent equity partner in the GM building, a landmark 50-story office tower in New York City. After obtaining an award in arbitration, and confirming that award in the New York court system, we settled our differences with our equity partner, thus permitting us to put the building up for sale. On September 26, 2003, we sold our investment in the GM building. We received cash of $636.8 million, which was approximately equal to the value established upon the adoption of fresh start accounting.

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

     The $30 million of partnership equity represented less than 10 percent of the total capital of the partnership. In addition, the subordinated debt was intended to absorb virtually all expected losses and receive a significant portion of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

expected residual returns. Based on our 100 percent ownership of the subordinated debt, we were the primary beneficiary of the GM building. The partnership was consolidated in our financial statements effective August 31, 2003, in accordance with the requirements of FIN 46, which was implemented in conjunction with fresh start accounting. The August 31, 2003 fresh start balance sheet reflected the following balances of the partnership: the GM building at $1,336.3 million; cash of $28.4 million; and a non-recourse loan of $700 million. Net investment income for the four months ended December 31, 2003, reflected $2.9 million related to this investment (representing our equity interest in the income from the building for the 26 days prior to the sale).

     Structured Securities

     At December 31, 2004, fixed maturity investments included $5.5 billion of structured securities (or 26 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2004 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------

Below 4 percent.....................................................................    $  195.3      $  196.7    $  198.9
4 percent - 5 percent...............................................................     1,407.5       1,356.1     1,376.9
5 percent - 6 percent...............................................................     1,883.2       1,869.6     1,896.1
6 percent - 7 percent...............................................................     1,625.8       1,684.0     1,710.6
7 percent - 8 percent...............................................................       289.7         303.7       308.5
8 percent and above.................................................................        39.0          41.4        42.7
                                                                                        --------      --------    --------

       Total structured securities (a)..............................................    $5,440.5      $5,451.5    $5,533.7
                                                                                        ========      ========    ========

------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.7 million and $2.4 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The amortized cost and estimated fair value of structured securities at December 31, 2004, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                              -----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount      maturities
----                                                                          ----             ------      ----------
Pass-throughs and sequential and targeted amortization classes..........    $3,244.5          $3,286.8            15%
Planned amortization classes and accretion-directed bonds...............       768.8             781.6             4
Commercial mortgage-backed securities...................................     1,427.6           1,454.6             7
Subordinated classes and mezzanine tranches.............................        10.0              10.1             -
Other...................................................................          .6                .6             -
                                                                            --------          --------            --

       Total structured securities (a)..................................    $5,451.5          $5,533.7            26%
                                                                            ========          ========            ==

-------------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.7 million and $2.4 million, respectively.

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-through securities are used frequently in the dollar roll market and can be used as collateral for collateralized mortgage obligations. Sequential classes are a series of tranches that return principal to the tranche holders sequentially. Targeted amortization classes offer slightly better structure in return of principal than sequentials when prepayment speeds are close to the speed anticipated when created.

     Planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgages experience prepayments within a certain range. Changes in prepayment rates are first absorbed by support or companion classes. This insulates planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages. Commercial real estate encompasses income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market generally offers higher yields, than similar-rated corporate bonds. Most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time or have prepayment penalties.

     Subordinated and mezzanine tranches are classes that provide credit enhancement to senior tranches. The rating agencies require that this credit enhancement not deteriorate due to prepayments for a period of time, usually five years of complete lockout, followed by another period of time where prepayments are shared pro rata with senior tranches. Subordinated and mezzanine tranches bear a majority of the risk of loss due to property owner defaults. Subordinated bonds are generally rated "AA" or lower; we typically do not hold such securities rated lower than "BB".

     Mortgage Loans

     At December 31, 2004, the mortgage loan balance was primarily comprised of commercial loans. Approximately 9 percent, 7 percent, 6 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in Ohio, Massachusetts, New York, Pennsylvania and Florida, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than one percent of the mortgage loan balance was noncurrent at December 31, 2004. Our allowance for loss on mortgage loans was $2.4 million at December 31, 2004. At December 31, 2003, we had no allowance for losses on mortgage loans (mortgage loans were recorded at market values at August 31, 2003, in conjunction with our adoption of fresh start accounting).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Investment Borrowings

     Our investment borrowings averaged approximately $522.6 million during the year ended December 31, 2004; $488.9 million during the four months ended December 31, 2003; and $689.1 million during the eight months ended August 31, 2003 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 1.5 percent during the year ended December 31, 2004; 1.5 percent during the four months ended December 31, 2003; and 1.8 percent during the eight months ended August 31, 2003.

     Other Investment Disclosures

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $142.2 million and $127.3 million at December 31, 2004 and 2003, respectively.

     Conseco had one investment in excess of 10 percent of shareholders' equity at December 31, 2004 and three investments in excess of 10 percent of shareholders' equity at December 31, 2003 (other than investments issued or guaranteed by the United States government or a United States government agency), which are summarized below (dollars in millions):

                                                            2004                               2003
                                                 ---------------------------       -------------------------
                                                 Amortized        Estimated        Amortized       Estimated
         Issuer                                    cost           fair value          cost        fair value
         ------                                    ----           ----------          ----        ----------
         Federal Home Loan Mortgage
           Corporation..........................  $884.0             $894.5           $355.6         $364.5
         Federal Home Loan Bank.................   (a)                (a)              312.3          314.9
         Investors Guaranty Assurance...........   (a)                (a)              283.7          283.7

-----------
     (a) The investments held at December 31, 2004 were less than 10 percent of shareholders' equity.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     6. LIABILITIES FOR INSURANCE AND ASSET ACCUMULATION PRODUCTS

     These liabilities consisted of the following (dollars in millions):

                                                                                                   Successor
                                                                                 ------------------------------------------
                                                                                  Interest
                                                  Withdrawal      Mortality         rate       December 31,    December 31,
                                                  assumption     assumption      assumption        2004            2003
                                                  ----------     ----------      ----------        ----            ----
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts....................     N/A              N/A            (c)           $ 8,766.1      $ 8,552.0
       Universal life-type contracts...........     N/A              N/A            N/A             3,742.1        3,928.4
                                                                                                  ---------      ---------

         Total interest-sensitive products.....                                                    12,508.2       12,480.4
                                                                                                  ---------      ---------

     Traditional products:
       Traditional life insurance contracts....   Company            (a)             5%             2,306.0        2,312.4
                                                experience

       Limited-payment annuities...............   Company            (b)             6%             1,053.9        1,003.7
                                                experience,
                                               if applicable

       Individual and group accident and
         health ...............................   Company         Company            6%             8,319.1        8,169.1
                                                 experience      experience                       ---------      ---------

         Total traditional products............                                                    11,679.0       11,485.2
                                                                                                  ---------      ---------

   Claims payable and other
     policyholder funds .......................     N/A              N/A            N/A               942.1          892.3
   Liabilities related to separate
     accounts and investment trust.............     N/A              N/A            N/A                32.9           37.7
                                                                                                  ---------      ---------

         Total.................................                                                   $25,162.2      $24,895.6
                                                                                                  =========      =========

--------------------
     (a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
     (b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
     (c) In 2004 and 2003, all of this liability represented account balances where future benefits are not guaranteed.

     The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses. These reserves include amounts for estimated future payment of claims based on actuarial assumptions. The balance is based on the Company's best estimate of the future policyholder benefits to be incurred on this business, given recent and expected future changes in experience.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     In accordance with SOP 90-7, the Successor established insurance liabilities and an asset for the value of policies inforce at the Effective Date using current assumptions. Adjustments to the Predecessor's liabilities for insurance and asset accumulation products as of August 31, 2003 are summarized below (dollars in millions):

                                                                          Predecessor      Fresh start         Successor
                                                                         balance sheet     adjustments       balance sheet
                                                                         -------------     -----------       -------------
Liabilities for insurance and asset accumulation products: Traditional and limited payment products:

       Traditional life insurance products ..............................   $ 1,885.3         $  320.3        $ 2,205.6
       Limited pay annuities.............................................       880.0            140.0          1,020.0
       Individual accident and health ...................................     5,245.8          1,887.9          7,133.7
       Group life and health ............................................       692.0            136.7            828.7
       Unearned premiums ................................................         3.3              -                3.3
                                                                            ---------         --------        ---------

          Total liabilities for traditional and limited payment products.     8,706.4          2,484.9         11,191.3
                                                                            ---------         --------        ---------

    Interest-sensitive products:

       Investment contracts .............................................     8,489.8            132.9          8,622.7
       Universal life-type products .................................         3,994.6            (15.4)         3,979.2
                                                                            ---------         --------        ---------

          Total liabilities for interest-sensitive products..............    12,484.4            117.5         12,601.9
                                                                            ---------         --------        ---------

    Other liabilities for insurance and asset accumulation products:

       Separate accounts and investment trusts ..........................        87.7             -                87.7
       Claims payable and other policyholder funds ......................       897.1            (10.3)           886.8
                                                                            ---------         --------        ---------

          Total other liabilities for insurance and asset accumulation
              products...................................................       984.8            (10.3)           974.5
                                                                            ---------         --------        ---------

          Total liabilities for insurance and asset accumulation products   $22,175.6         $2,592.1        $24,767.7
                                                                            =========         ========        =========

     The following provides explanations for the fresh-start adjustment to insurance liabilities related to our insurance inforce at the Effective Date.

     Traditional insurance and limited pay products

     In accordance with Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS 97"), the Predecessor used the original actuarial assumptions determined when the traditional long-duration and limited payment insurance contracts were issued in determining liability calculations as of the fresh start date, provided the resulting liabilities were adequate to provide for future benefits and expenses under the related contracts. This accounting principle is referred to as the "lock in" principle and is only applicable to traditional insurance and limited pay products. The use of assumptions that are locked in at the time of issue means that, absent loss recognition, the same assumptions are used in accounting for a particular block of business unless the block is subject to purchase or fresh start accounting.

     At the Effective Date, the Successor established insurance liabilities at the present value of future benefits and expenses less future premiums associated with the policies, by using current best-estimate assumptions with provisions for adverse deviation. Such assumptions included estimates as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses. The current best-estimate assumptions for these blocks of business differed from the original actuarial assumptions determined when the business was acquired or issued as further described in the following paragraphs.

     Due to the current interest rate environment and the requirement to mark the value of the investment portfolio to

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

market, we changed our assumptions related to future investment earnings. The weighted average expected yield on our investment portfolio decreased to approximately 5.6 percent at the Effective Date from 6.7 percent at December 31, 2002. Approximately $.9 billion of the fresh-start increase to insurance liabilities was the result of changes in future expected investment earnings.

     The performance of our long-term care business (especially the acquired block originally sold through independent agents) has generally been unfavorable relative to the Predecessor's assumptions established when these blocks of business were acquired. For example, variances in actual morbidity, lapses and expenses have been unfavorable compared to original estimates. Approximately $1.4 billion of the increase to insurance liabilities was the result of changes in non-interest assumptions for our long-term care policies. Our assumption changes for long-term care business included: (i) changes in morbidity assumptions from estimates made when the business was acquired to recent Company experience; (ii) changes in mortality assumptions related to certain blocks of this business from the 1958 and 1980 Commissioners Standard Ordinary Mortality table to the 1983 Group Annuity Mortality table; and (iii) changes in ultimate lapse ratios from a range of approximately 3 percent to 5.5 percent prior to the adoption of fresh start accounting to a range of 2 percent to 3.5 percent.

     Interest-sensitive products subject to requirements of SFAS 97

     The insurance liability for asset accumulation products (such as deferred annuities and universal life products) is generally equal to current policyholder account balances. These balances generally do not change as a result of the adoption of fresh start accounting. The fresh-start adjustment to insurance liabilities for interest-sensitive products primarily resulted from:
(i) the adoption of SOP 03-01 as of the Effective Date; and (ii) certain Predecessor insurance liabilities that were different from the present value of estimated future benefits as of August 31, 2003.

     The adoption of SOP 03-01 as of the Effective Date required a change in methodology regarding persistency bonuses provided to policyholders who continue to keep their policies inforce for a stated period of time. The Predecessor recognized the cost of this benefit over the period prior to the time the benefit would be credited in proportion to estimated gross profits and assumed a certain number of policies would terminate before the benefit was credited. Under SOP 03-01, the cost for such benefits is recognized ratably over the period prior to the time the benefit is credited without assuming policy terminations. Insurance liabilities increased by approximately $.1 billion as a result of the adoption of SOP 03-01.

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

     The liabilities established for our equity-indexed annuity products (including the value of options attributable to policyholders for the estimated life of the annuity contract and accounted for as embedded derivatives) were established pursuant to different accounting rules than other interest-sensitive products. At the Effective Date, the present value of estimated future benefits for our equity-indexed products exceeded the value of the Predecessor's liabilities by $.2 billion, resulting in a fresh-start adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

                                                                                       December 31,
                                                                         --------------------------------------
                                                                           2004           2003          2002
                                                                           ----           ----          -----

Balance, beginning of the year.......................................     $1,528.5      $1,461.3      $1,360.4

Incurred claims (net of reinsurance) related to:
   Current year......................................................      1,585.6       1,718.5       1,945.1
   Prior years (a)...................................................           .5          22.4          13.7
                                                                          --------      --------      --------

      Total incurred.................................................      1,586.1       1,740.9       1,958.8
                                                                          --------      --------      --------

Interest on claim reserves...........................................         71.2          68.7          71.5
                                                                          --------      --------      --------

Paid claims (net of reinsurance) related to:
   Current year......................................................        840.6         978.2       1,171.2
   Prior year........................................................        733.9         743.2         706.9
                                                                          --------      --------      --------

      Total paid.....................................................      1,574.5       1,721.4       1,878.1

Net change in balance for reinsurance assumed and ceded (b)..........        (34.4)        (21.0)        (51.3)
                                                                          --------      --------      --------

Balance, end of the year.............................................     $1,576.9      $1,528.5      $1,461.3
                                                                          ========      ========      ========

-------------
     (a) Such amounts fluctuate based upon our ability to estimate unpaid losses (including losses that have been incurred but have not yet been reported to us). Our estimates are the result of ongoing analysis related to recent loss development trends.

     (b) Such amounts reflect our decision to discontinue the sale of certain accident and health products (a portion of which risk had been ceded to other insurance companies) during these periods.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     7. INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                      Successor                    Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----

Current tax provision (benefit)...........................    $ (9.3)         $(14.4)         $(13.5)          $ 53.1
Deferred tax provision....................................     168.6            67.6             -                -
                                                              ------          ------          ------           ------

         Income tax expense (benefit) on period income....     159.3            53.2           (13.5)            53.1

Valuation allowance.......................................       -               -               -              811.2
                                                              ------          ------          ------           ------

         Total income tax expense (benefit)...............    $159.3          $ 53.2          $(13.5)          $864.3
                                                              ======          ======          ======           ======

     The income tax expense recorded in 2002 was allocated entirely to continuing operations before the following items: minority interest, discontinued operations, cumulative effect of accounting change and other comprehensive income. This accounting treatment was required because the calculation of income tax expense was the same, both "with and without" the items other than continuing operations discussed above.

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                      Successor                    Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----

U.S. statutory corporate rate..............................     35.0%           35.0%          35.0%            (35.0)%
Valuation allowance........................................      -               -             25.8              49.6
Gain on debt restructuring.................................      -               -            (39.7)              -
Subsidiary stock basis adjustment..........................      -               -            (21.8)              -
Net deferred benefits not recognized in the current period.      -               -              -                27.7
Nondeductible goodwill amortization and impairment.........      -               -              -                10.9
Other nondeductible expenses...............................       .1              .8            (.1)              (.1)
State taxes................................................      -                .7             .2               (.2)
Provision for tax issues and other.........................      -               (.9)           -                 -
                                                                ----            ----          ----              -----

         Effective tax rate................................     35.1%           35.6%          (.6)%             52.9%
                                                                ====            ====          ====              =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                                    Successor
                                                                                         ------------------------------
                                                                                          December 31,     December 31,
                                                                                              2004             2003
                                                                                              ----             ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to worthless investment in CFC............................      $ 1,452.4       $ 1,183.0
       Other..........................................................................           99.9            84.2
    Capital loss carryforwards........................................................          388.6           411.2
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,598.0         1,688.0
       Reserve for loss on loan guarantees............................................          207.3           217.2
                                                                                            ---------       ---------

         Gross deferred tax assets....................................................        3,746.2         3,583.6
                                                                                            ---------       ---------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (79.7)          (80.9)
       Value of policies in force and cost of policies produced.......................         (732.1)         (716.3)
       Unrealized appreciation of investments.........................................         (188.4)         (123.0)
       Other..........................................................................         (169.4)         (301.3)
                                                                                            ---------       ---------

         Gross deferred tax liabilities...............................................       (1,169.6)       (1,221.5)
                                                                                            ---------       ---------

         Net deferred tax assets before valuation allowance...........................        2,576.6         2,362.1

Valuation allowance...................................................................       (1,629.6)       (2,362.1)
                                                                                            ---------       ---------

         Net deferred tax assets......................................................          947.0              -

Current income taxes prepaid..........................................................           20.2            24.6
                                                                                            ---------       ---------

         Net income tax assets........................................................      $   967.2       $    24.6
                                                                                            =========       =========

     In 2004, the IRS completed its examination of the Company for tax years ending December 31, 1999 through December 31, 2001, and there were no significant adjustments. Conseco and its affiliates are currently under examination by the IRS for tax years ending December 31, 2002 through December 31, 2003. The outcome of this examination is not expected to result in material adverse deficiencies, but may result in utilization or adjustment of the income tax loss carryforwards reported below, and is expected to resolve the Section 382 limitation and the life insurance limitation issues more fully discussed below.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net deferred tax assets before valuation allowance totaled $2.6 billion at December 31, 2004. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken and plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. Based upon information existing at the Effective Date, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such net deferred income tax assets in future periods was uncertain. As of December 31, 2004, we no longer believed that a full valuation allowance was necessary. However, as further discussed below, we believed that it was necessary to have a valuation allowance on a portion of our deferred tax assets. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on such component's ability to be fully recognized in the future. Two significant issues include whether section 382 of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

the Internal Revenue Code (the "Code") applies to limit the net operating losses related to Conseco Finance, and whether such net operating losses are eligible to offset life insurance income without limitation. We intend to maintain a sufficient valuation allowance against our deferred tax assets until objective evidence exists to further reduce or eliminate it.

     We also evaluated the likelihood that we would have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Over the past three years, the Company sustained a cumulative total net loss primarily due to the losses incurred by the Company's Predecessor in 2002. Based upon our estimates of future income (based on projections completed in early 2005), we believe that we will more likely than not recover $947.0 million of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving our projections of future taxable income, and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

     During 2004, the reduction in our deferred income tax valuation allowance was accounted for pursuant to SOP 90-7, as follows: (i) first, to eliminate goodwill; (ii) second, to eliminate other intangible assets; and (iii) last, as an addition to paid-in capital. The reduction of any remaining portion of our deferred income tax valuation allowance will be accounted for as an addition to paid-in capital pursuant to SOP 90-7. Changes in our valuation allowance are summarized as follows (dollars in millions):


       Balance at December 31, 2003.............................................  $2,362.1
         Realization of deferred income taxes recognized
            in the current period (a)...........................................    (168.6)
         Release of tax valuation allowance related to unrealized
            gains during the period (a).........................................     (65.4)
         Recovery of amounts related to our bankruptcy and
            state taxes and other (a)...........................................      (4.1)
         Increase in deferred tax assets related to the worthlessness
            of CFC as further discussed below...................................     500.1
         Release of valuation allowance (a).....................................    (947.0)
         Deferred tax assets not realizable.....................................     (47.5)
                                                                                  --------

       Balance at December 31, 2004.............................................  $1,629.6
                                                                                  ========

--------------
     (a) There was a corresponding increase (decrease) for these items in the following accounts: (i) goodwill - ($952.2) million; (ii) other intangible assets - $(171.1) million; and (iii) additional paid-in capital - $61.8 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     As of December 31, 2004, we had $4.4 billion of net operating loss carryforwards and $1.1 billion of capital loss carryforwards (after taking into account the reduction in tax attributes described in the paragraph which follows and the loss resulting from the worthlessness of CFC discussed below), which expire as follows (dollars in millions):

                                         Operating loss carryforwards                      Capital loss carryforwards
                                   -------------------------------------------         -----------------------------------------
  Year of expiration               Subject to ss.382     Not subject to ss.382         Subject to ss.382   Not subject to ss.382
  ------------------               -----------------     ---------------------         -----------------   ---------------------

       2005...........................  $   .2              $    -                     $    2.7                 $ -
       2006...........................      .1                   -                          5.5                   -
       2007...........................     5.8                   -                        484.4                   -
       2008 ..........................      .1                   -                        583.7                   -
       2009...........................    10.5                   -                          -                    34.1
       2010...........................     3.5                   -                          -                     -
       2011...........................      .5                   -                          -                     -
       2016...........................    29.2                   -                          -                     -
       2017...........................    51.1                   -                          -                     -
       2018...........................    53.9               4,182.3 (a)                    -                     -
       2019...........................      .7                   -                          -                     -
       2020...........................     2.5                   -                          -                     -
       2022...........................      .6                   -                          -                     -
       2023...........................    84.0                   -                          -                     -
       2024...........................      -                   10.0                        -                     -
                                        ------              --------                   --------                 -----

       Total..........................  $242.7              $4,192.3                   $1,076.3                 $34.1
                                        ======              ========                   ========                 =====

-------------
     (a) We have taken the position in our tax returns that the $4.1 billion tax loss on the worthlessness of CFC included in this amount will not be subject to Section 382 of the Code. Although we believe our position is consistent with the Code, it is subject to interpretation and remains an uncertainty with respect to the future utilization of this operating loss carryforward. If the IRS disagrees with our position, the $4.1 billion tax loss would be subject to Section 382 of the Code and the maximum carryforward that could be utilized would be $2.7 billion (subject to our ability to generate sufficient future taxable income in the relevant carryforward period). See additional discussion below.

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

     At the fresh-start date, we were required to estimate our tax basis in CFC in order to determine the tax loss carryforward related to the worthlessness of CFC. The determination of this amount and how the loss was recognized were subject to interpretation of various tax laws and regulations. During the third quarter of 2004, the Company and the IRS entered into a closing agreement which determined that the tax loss on the worthlessness of CFC was $6.7 billion, instead of our original estimate of $5.4 billion. This determination resulted in $500.1 million of additional deferred tax assets. We also recognized a $500.1 million valuation allowance, as we had deemed it more likely than not that such deferred tax asset would not be realized. As this increase related to the period prior to the Effective Date, a reduction of any portion of the deferred income tax valuation allowance will be accounted for as additions to paid-in capital pursuant to SOP 90-7.

     The closing agreement with the IRS also determined that the loss recognized on the worthlessness of CFC was an ordinary loss for tax purposes and not a capital loss.

     The following paragraphs summarize some of the unresolved limitations and contingencies which exist with respect to the future utilization of our net operating loss carryforwards which will cause a reassessment of the need for a major portion of the valuation allowance when resolved.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities. There is no limitation on the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the Code limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to such limitation. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002-2003.

     The timing and manner in which the Company will be able to utilize some or all of its net operating loss carryforwards may be limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its net operating loss carryforwards when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. In order to determine the amount of this limitation, we must determine the amount of our net operating loss carryforwards related to the period prior to our emergence from bankruptcy (such amount will be subject to the 382 limitation) and the amount related to the period after emergence (such amount will not be subject to the 382 limitation). When the Company filed its 2003 federal income tax return, it elected to specifically identify transactions in each period and record them in the period they actually occurred. As a result, we believe the loss related to CFC will be treated as post emergence and therefore not subject to the Section 382 limitation. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002-2003.

     Prior to January 1, 1984, certain life insurance subsidiaries of the Company were entitled to exclude certain amounts from taxable income and accumulate such amounts in a "Policyholders Surplus Account". Pursuant to the American Jobs Creation Act of 2004 (the "2004 Act"), the affected subsidiaries can reduce the Policyholders Surplus Account in 2005 and 2006 without incurring any tax liability. The aggregate balance in this account at December 31, 2004 was $258.3 million, which prior to the 2004 Act would have resulted in federal income taxes payable of $90.4 million if such amounts had been distributed or deemed distributed from the Policyholders Surplus Account. No provision for taxes has ever been made for this item since the affected subsidiaries had no intention of distributing such amounts. The affected subsidiaries expect to utilize this provision, thereby eliminating or substantially reducing this potential tax liability.

     8. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of December 31, 2004 and 2003 (dollars in millions):

                                                                                                       Successor
                                                                                               ------------------------
                                                                                               2004               2003
                                                                                               ----               ----
$800.0 million secured credit agreement ("Credit Facility").............................       $768.0            $    -
$1.3 billion credit agreement ("Previous Credit Facility")..............................          -               1,300.0
Unamortized issuance costs..............................................................         (9.1)                -
                                                                                               ------            --------

     Direct corporate obligations.......................................................       $758.9            $1,300.0
                                                                                               ======            ========

     Pursuant to the Plan, we entered into a senior secured bank credit facility with a principal balance of $1.3 billion. The Previous Credit Facility consisted of two tranches: Tranche A - $1.0 billion; and Tranche B - $.3 billion.

     In the second quarter of 2004, our Previous Credit Facility was repaid as follows: (i) $620.0 million from the proceeds from our issuance of common and preferred stock as further discussed in the note entitled "Shareholders' Equity"; (ii) $674.3 million from amounts borrowed under our Credit Facility as further described below; and (iii) a $5.7 million required prepayment made pursuant to a provision in the Previous Credit Facility. The repayment of the Previous Credit Facility resulted in a gain from the extinguishment of debt totaling $2.8 million. The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

of unamortized amendment fees.

     In January 2004, our Previous Credit Facility was amended to remove the requirement that our insurance subsidiaries maintain minimum A.M. Best financial strength ratings. In March 2004, the Previous Credit Facility was further amended to change the definition of a financial ratio we were required to maintain and clarify how the ratio was calculated. The fees incurred to obtain these amendments totaled $3.6 million, which were amortized as interest expense until the Previous Credit Facility was repaid in full.

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

     We are required to make quarterly principal payments of $2.0 million commencing September 30, 2004, and continuing until March 31, 2010. The remaining principal balance is due on June 22, 2010. The Company made an optional prepayment of $28.0 million in December 2004. The Company is required to make an additional mandatory prepayment of $1.2 million (after consideration of the $28.0 million prepayment) by March 31, 2005, based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. The borrowing bears interest, payable at least quarterly, based on either a eurodollar rate or a base rate. The eurodollar rate is equal to LIBOR plus 4 percent. The base rate is equal to 3 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. The margins on the eurodollar rate and the base rate were each reduced by .5 percent during the third quarter of 2004 because the Company's senior secured long-term debt was rated at least B2 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook. On December 31, 2004, the interest rate on our Credit Facility was 5.9 percent.

     Pursuant to the Credit Facility, as long as the interest coverage ratio (as defined in the Credit Facility) is less than 4.0:1.0, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Credit Facility. The Company may make optional prepayments at any time in minimum amounts of $3.0 million. In the event that the Company refinances or otherwise repays in full the Credit Facility prior to June 22, 2005, we will incur a one percent prepayment fee on the remaining principal balance of the Credit Facility.

     The Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 18 percent at December 31, 2004); (ii) an interest coverage ratio greater than or equal to 2.0:1.0 for each rolling four quarters ending (or, if less, the number of full quarters commencing after June 22, 2004) during the period October 1, 2004 through June 30, 2007, and 2.5:1.0 for the four quarters ending September 30, 2007 and for each rolling four quarters thereafter (such ratio exceeded 2.5:1.0 for the two quarters ending December 31, 2004); (iii) EBITDA, as defined in the Credit Facility, greater than or equal to $725.0 million for each rolling four quarters ending during the period July 1, 2004 through December 31, 2005, $775.0 million for each rolling four quarters ending during the period January 1, 2006 through December 31, 2006, and $825.0 million for each rolling four quarters thereafter (such amount was greater than $990 million for the four quarters ended December 31, 2004); (iv) an aggregate risk-based capital ratio, as defined in the Credit Facility, greater than or equal to 240 percent for each quarter ending during the period from December 31, 2004 through March 31, 2005, 245 percent for each quarter ending during the period June 30, 2005 through March 31, 2006, and 250 percent for each quarter ending thereafter (such ratio was 318 percent at December 31, 2004); (v) a combined statutory capital and surplus level, as defined in the Credit Facility of greater than $1,270.0 million (combined statutory capital and surplus at December 31, 2004 exceeded such requirement); and (vi) specified investment portfolio requirements (such investment portfolio requirements were met at December 31, 2004).

     The Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on the Company's common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Credit Facility). The obligations under our Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

Insurance Company of Texas.

     During 2002, we repurchased $77.4 million par value of our Predecessor's notes payable resulting in a gain on the extinguishment of debt of $1.8 million.

     9. COMMITMENTS AND CONTINGENCIES

     Litigation

     Legal Proceedings

     The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from either pending or threatened legal actions, after consideration of provisions made for losses, will have a material adverse effect on the financial condition, operating results or cash flows of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

     In the cases described below we have set out any specific dollar amounts sought in the complaints. In our experience, monetary demands in complaints bear little relation to the ultimate loss, if any, to the Company. However, for the reasons stated above, it is not possible to make meaningful estimates of the amount or range of loss that could result from some of these matters at this time. The Company reviews these matters on an ongoing basis and follows the provisions of the Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     Securities Litigation

     Since we announced our intention to restructure our capital on August 9, 2002, a total of eight purported securities fraud class action lawsuits have been filed in the United States District Court for the Southern District of Indiana. The complaints name us as a defendant, along with certain of our current and former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. In each case the plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The stay was lifted on October 15, 2003. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in the Plan and our obligation to indemnify individual defendants who were not serving as one of our officers or directors on the Effective Date of the Plan is limited to $3 million in the aggregate under the Plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by the Plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel. The motion was heard on November 19, 2004 and we await a ruling on same. We believe this lawsuit is without merit and intend to defend it vigorously. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $3.0 million (based on our obligation to indemnify individual defendants under the Plan). We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material. However, the ultimate outcome of this lawsuit cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Other Litigation

     The Company and certain subsidiaries including principally Conseco Life Insurance Company, have been named in numerous purported class actions and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in the way monthly deductions are calculated for insurance coverage. These cases relate to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 policies were subject to the change. Many of these nationwide purported class action lawsuits were filed in Federal courts across the United States. The Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the case now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). The complaint seeks unspecified compensatory, punitive and exemplary damages and specifically alleges, among other things, that the change made in the way monthly deductions are calculated for insurance coverage enabled Conseco, Inc. to add $360 million to its balance sheet. A class certification hearing was held on March 7, 2005 and the Judge has not yet issued a ruling. Other cases now pending include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Alene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Those cases filed in California state courts have been consolidated and are being coordinated under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). On January 13, 2005, a multi-plaintiff federal action was filed in Hawaii. Clifford Arakaki et al. v. Conseco Life Insurance Company and Does 1-100, Case No.CV05-00026SPKLEK (District of Hawaii) seeks a minimum of $5 million. This case has been conditionally transferred to In Re Conseco Life Insurance Co. Cost of Insurance Litigation. On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc., Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case no. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, Schwartz filed a purported nationwide class action captioned William Schwartz and Rebecca R. Frankel, Trustee of the Robert M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and purportedly on behalf of a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, Conseco Services and certain of our current and former officers, Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM. The complaint seeks an unspecified amount of damages. The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We reached a tentative settlement with the Russell plaintiffs for $10 million in February 2005, subject to the negotiation of a final settlement agreement. The proposed class action settlement must also be approved by the district court after a fairness hearing is conducted. We have established a liability of $10 million for the cost of the tentative settlement.

     The Company will pursue recovery of any settlement in the Russell matter, from its fiduciary insurance carrier, RLI Insurance Company ("RLI"). However, on February 13, 2004, RLI filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter due to certain releases provided to them pursuant to RLI's agreement to settle a case involving the Predecessor related to a different policy coverage, RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana). On March 15, 2004, RLI filed an amended complaint adding Conseco Services as an additional defendant. On March 30, 2004, RLI filed a second amended complaint adding certain individual plan fiduciaries as defendants. On May 24, 2004, we filed our answer to the second amended complaint and counterclaims for declaratory judgment and breach of contract. On September 2, 2004, RLI filed a motion for judgment on all counterclaims. The court has stayed this matter until the Russell matter is resolved. We believe RLI's position is without merit because the previous release is not applicable to the Russell matter. We plan to vigorously defend all claims against the Company and to vigorously pursue all claims against RLI, but the ultimate outcome of the lawsuit cannot be predicted with certainty. We expect to ultimately recover a substantial portion of the $10 million we expect to pay in settlement of the Russell matter from RLI.

     On July 9, 1999 a complaint was filed in the Supreme Court of the State of New York, County of New York, PRG Planning & Development, LLC v. LateNite Magic, Inc., Daurio & Russo & Sons Construction Co., Inc., Specialized Audio

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

Visual, Inc., Farmore Realty, Inc. f/k/a Sweetheart Theatres, Inc., The City of New York and the State of New York Cause No: 114077/99. The complaint seeks damages in the amount of $3.9 million with interest thereon from January 20, 1998. This is a lien foreclosure suit that is the result of an April 1996 lease agreement entered into by LateNite Magic and Farmore Realty, Inc. to develop a theme restaurant based on the magic of David Copperfield. CVIC and Conseco Annuity Assurance Company (now known as Conseco Insurance Company) purchased preferred stock of LateNite and acquired the right to an assignment of the April 1996 lease. An amended complaint was filed on December 2, 1999 naming CVIC and Conseco Annuity Assurance Company as co-defendants. The trial in this case commenced on March 10, 2005. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. Conseco believes the lawsuit is without merit and intends to defend it vigorously. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On February 7, 2003, the Company's subsidiary, Conseco Life Insurance Company, was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas, Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company, and Pete Ramirez, III Cause No. 2003-CCL-102-C. On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services as an additional defendant. On March 5, 2004, the complaint was amended a second time naming additional plaintiffs. The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleged, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. The parties have reached a settlement agreement on a class wide basis which requires a payment which had been accrued at December 31, 2004. On October 14, 2004, the judge signed an order preliminarily approving the settlement. The hearing for final approval was held January 31, 2005 and we expect a final order approving class settlement to become effective by March 31, 2005.

     On December 10, 2004, an arbitration award was issued by the American Arbitration Association finding for American Worldwide Insurance, Inc. ("AWI") and Todd Green ("Green"), individually, and against Conseco Life Insurance Company ("Conseco Life"). The arbitrated dispute arises from a marketing agreement initially entered into in 1994. AWI and Green alleged breach of contract and bad faith and sought $4.3 million actual damages and unspecified punitive damages. The award resulted in total actual damages of $2.1 million, as well as future payments of $.9 million due on September 9, 2005, $.8 million due on September 9, 2006, and $.6 million due on September 9, 2007. The panel also found that AWI and Green failed to prove that either Conseco Life or Conseco Marketing, LLC acted in bad faith and refused an award of punitive damages. We have filed an application in Federal court in the case captioned, Conseco Life Insurance Company and Conseco Marketing, LLC v. American Worldwide Insurance, Inc. and Todd Green, Cause No. 1:04-CV-2035-DFH-TAB (Southern District, Indiana) requesting, among other things, to vacate the arbitration award because it is contrary to applicable law and order a new arbitration proceeding. AWI and Green have filed a motion in opposition and a motion to confirm the arbitration award. The issues are to be fully briefed by April 4, 2005. Our estimate of the ultimate loss we may incur in this matter is between $1 million and $4.3 million.

     On September 21, 1999, Conseco Health Insurance Company ("Conseco Health"), Conseco Services, Performance Matters Associates (one of our subsidiaries), and a subsidiary officer were named in an action seeking unspecified compensatory, punitive, consequential and treble damages in the United States District Court for the Northern District of Alabama, Danny McFarlin; Tennessee Capitol Associates, Inc.; Neal Nielsen; Group Marketing Services, Inc.; Eleanor D. Newman; Dick Manley; Commonwealth General Group, Inc.; Robert E. Taylor; Benefits of America Limited, Inc.; and Daniel Smith v. Conseco, Inc.; Conseco Services, LLC.; Conseco Health Insurance f/k/a Capitol American Life Insurance Company; Consolidated Marketing Group; Suncoast Fringe Benefits, Inc.; Performance Matters Associates, Inc.; Christopher L. Weaver; Jim Hobbs, Mike Foster and David King; Cause No: 99-CV-2282-S, alleging among other things fraud, tortious interference with business and contractual relations, conspiracy, breach of contract, unjust enrichment, extortion and interstate travel in aid of extortion under the Racketeer Influenced and Corrupt Organization Act ("RICO") and mail/wire fraud under RICO. The case concerns the consolidation of plaintiffs' independent marketing organizations under a wholly owned subsidiary of Conseco. This matter was settled in January 2005 for an amount which had been accrued at December 31, 2004.

     On June 27, 2001, two suits against the Company's subsidiary, Conseco Life Insurance Company, both purported nationwide class actions seeking unspecified compensatory and punitive damages, were consolidated in the U.S. District Court, Middle District of Florida, In Re PLI Sales Litigation, Cause No. 01-MDL-1404. The complaint alleges, among other things, fraudulent sales and a "vanishing premium" scheme. Conseco Life filed a motion for summary judgment against both

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Conseco Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. In March 2004, the remaining plaintiff filed a motion to substitute plaintiff, to which Conseco Life has objected. The motion to substitute plaintiff has been denied. On April 23, 2004, a similar case was filed. Harold
R. Arthur, individually and as Trustee of the Harold A. Arthur Revocable Living Trust, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company, Case no. 6:04-CV-587-ORL-31KRS (U.S. District Court, Middle District of Florida). The case was consolidated with the PLI Sales Practices Litigation in May 2004. Conseco Life filed a motion for summary judgment on all of Plaintiff Arthur's claims and the court took that motion under advisement on February 10, 2005. Briefing continues on class certification. If no class is certified and if Plaintiff Arthur's claims are not summarily adjudicated, trial on the individual claims of both plaintiffs will be set during the June 2005 trial term. Given the uncertainties regarding the outcome of these proceedings, we are unable to estimate the possible range of loss that may result from this pending litigation.

     On September 27, 2004, Conseco Life was named in a purported nationwide class action seeking unspecified compensatory damages in the District Court of Clark County, Nevada, Emma Gilbertson individually and on behalf of others similarly situated v. Conseco Life Insurance Company f/k/a Philadelphia Life Insurance Company, Cause No. A492738, alleging breach of contract pertaining to notice of premium increases. Conseco Life believes these lawsuits are without merit and intends to defend them vigorously. Given the uncertainties regarding the outcome of these proceedings, we are unable to estimate the possible range of loss that may result from this pending litigation.

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company, was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico, Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817, alleging among other things fraud by non-disclosure of additional charges for those policyholders paying via premium modes other than annual. We retained liability for this litigation in connection with the sale of Manhattan National Life in June 2002. We believe this lawsuit is without merit and intend to defend it vigorously. Given the uncertainties regarding the outcome of these proceedings, we are unable to estimate the possible range of loss that may result from this pending litigation.

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado, Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465, alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policyholders paying via premium modes other than annual. On November 10, 2003, the court denied the plaintiff's motion for class certification. On January 26, 2004, the plaintiff appealed the trial court's ruling denying class certification. All further proceedings have been stayed pending the outcome of the appeal. The defendants believe this lawsuit is without merit and intend to defend it vigorously. Given the uncertainties regarding the outcome of these proceedings, we are unable to estimate the possible range of loss that may result from this pending litigation.

     Collection efforts by the Company and its wholly owned subsidiary, Conseco Services, LLC ("Conseco Services"), related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen
C. Hilbert, James D. Massey, Dennis E. Murray, Sr., James S. Adams, Maxwell E. Bublitz, Ngaire E. Cuneo and David R. Decatur. The specific lawsuits now pending include: Hilbert v. Conseco, Case No. 03CH 15330 (Circuit Court, Cook County, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Cuneo, et al., Case No. 1:04-CV-0929-DFH-WTL (Southern District, Indiana); Conseco Services v. Murray., Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Inc. v. Cuneo, et al., Case No. 04 CV 09113 (Southern District, New York); Conseco Inc. v. Adams, et al. Case No. 603870/04 (New York Supreme Court); Conseco Inc. v. Adams, et al., Case No. 04 L 012974 (Circuit Court, Cook County,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

Illinois); Conseco Inc. v. Cuneo, et al., Case No. 04 C 7469 (Northern District, Illinois). David Decatur filed for bankruptcy on May 12, 2004, Case No. 04-08772-JKC-11 (Southern District, Indiana).

     On October 20, 2004, the judge in the Conseco Services v. Hilbert case granted partial final summary judgment in favor of Conseco Services in the amount of $62.7 million plus interest. Mr. Hilbert has filed a notice of appeal. We filed an objection to Decatur's bankruptcy on December 9, 2004. The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of the Plan, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At December 31, 2004, we have estimated that approximately $46 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $19 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     Other Proceedings

     In August 2004, the Company entered into a settlement with the SEC and the New York Attorney General (the "NYAG") concerning their joint investigation into market timing in variable annuities issued by a former subsidiary of Old Conseco. Without admitting or denying the alleged findings of the investigation, the Company consented to the entry of a cease and desist order requiring its future compliance with securities laws. The settlement called for the payment of $5.0 million and for the SEC and NYAG to file a claim for an additional $10.0 million against the bankruptcy estate of a subsidiary of Old Conseco. Old Conseco sold its variable annuity subsidiary to an unrelated third party before filing for bankruptcy in December 2002, and no Conseco affiliates have issued any new variable annuity policies since the divestiture.

     On September 18, 2003, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of Indiana in connection with a Department of Justice investigation requiring production of documents relating to the valuation of interest-only securities held by CFC, our Predecessor's former finance subsidiary, contemporaneous earnings estimates for the Predecessor, certain personnel records and other accounting and financial disclosure records for the period June 1, 1998 to June 30, 2000. The Company has subsequently received follow-up grand jury document subpoenas concerning other matters. All of these follow-up requests have been limited to the time period prior to the December 17, 2002 bankruptcy filing. The Company has been advised by the Department of Justice that neither it nor any of its current directors or employees are subjects or targets of this investigation. The Company was informed by the Department of Justice in December 2004 that the Department has decided not to seek any indictments from the grand jury as a result of the investigation.

     Guaranty Fund Assessments

     The balance sheet at December 31, 2004, included: (i) accruals of $10.3 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2004; and (ii) receivables of $7.8 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2003, such guaranty fund assessment accruals were $11.5 million and such receivables were $5.8 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense (benefit) for such assessments of $(.6) million in 2004; $1.2 million in the four months ended December 31, 2003; $4.1 million in the eight months ended August 31, 2003; and $(1.7) million in 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Guarantees

     In conjunction with the Plan, bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco, were transferred to the Company. These loans with a principal amount of $481.3 million had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which exceed $265 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2004, we have estimated that approximately $46 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $19 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at December 31, 2004 and 2003, was $22.0 million and $18.1 million, respectively, and is included in the caption "Other liabilities" in the liability section of the consolidated balance sheet.

     Leases and Certain Other Long-Term Commitments

     The Company rents office space, equipment and computer software under noncancellable operating leases. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these agreements was $44.1 million in 2004; $20.3 million in the four months ended December 31, 2003; $29.0 million in the eight months ended August 31, 2003; and $45.0 million in 2002. Future required minimum payments as of December 31, 2004, were as follows (dollars in millions):


2005   ...........................................................................  $ 37.9
2006   ...........................................................................    27.2
2007   ...........................................................................    23.7
2008   ...........................................................................    22.3
2009   ...........................................................................    20.2
Thereafter........................................................................   138.0
                                                                                    ------

        Total.....................................................................  $269.3
                                                                                    ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     10. OTHER DISCLOSURES

     Deferred Compensation Plan and Postretirement Plans

     For our deferred compensation plan and postretirement plans, in periods subsequent to the Effective Date, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or changes in actuarial assumptions (which differs from the method used by our Predecessor, whereby, such gains (losses) were recognized over the expected service lives of the participants).

     One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $70.8 million and $64.7 million at December 31, 2004 and 2003, respectively. Substantially all of this liability represented vested benefits. Costs incurred on this plan were $8.9 million (including the recognition of losses of $2.7 million resulting from actual experience being different than expected or changes in actuarial assumptions) during 2004; $1.5 million in the four months ended December 31, 2003; $4.0 million in the eight months ended August 31, 2003; and $5.1 million during 2002.

     The Company provides certain health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which certain subsidiaries were acquired. Certain postretirement benefit plans are contributory, with participants' contributions adjusted annually. Actuarial measurement dates of September 30 and December 31 are used for our postretirement benefit plans. The costs incurred on these plans during 2004 were reduced by $7.9 million related to the recognition of changes in the actuarial benefit obligation resulting either from actual experience being different than expected or changes in actuarial assumptions. Amounts related to the postretirement benefit plans were as follows (dollars in millions):

                                                                              Successor
                                                                -----------------------------------
                                                                 December 31,          December 31,
                                                                     2004                  2003
                                                                     ----                  ----

Benefit obligation, beginning of year.......................         $22.6                 $24.6
    Interest cost...........................................           1.3                   1.4
    Plan participants' contributions........................            .4                    .4
    Actuarial loss (gain)...................................          (7.9)                 (1.1)
    Benefits paid...........................................          (2.6)                 (2.7)
                                                                     -----                 -----

Benefit obligation, end of year.............................         $13.8                 $22.6
                                                                     =====                 =====

Fair value of plan assets, beginning of year................         $ -                   $ 1.1
    Employer contributions..................................           -                     1.6
    Benefits paid...........................................           -                    (2.7)
                                                                     -----                 -----

Fair value of plan assets, end of year......................         $ -                   $ -
                                                                     =====                 =====

Funded status - accrued benefit cost........................         $13.8                 $22.6
                                                                     =====                 =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     We used the following weighted average assumptions to calculate:

                                                                      2004                  2003
                                                                      ----                  ----

Benefit obligations:
    Discount rate..............................................       5.75%                 6.2%

Net periodic cost:
    Discount rate..............................................        6.2%                 6.5%
    Expected return on plan assets.............................         N/A                 4.6%

     The following assumed health care cost trend rates were used to determine our postretirement benefit obligation:

                                                                      2004                  2003
                                                                      ----                  ----
Initial healthcare cost trend rate.............................      10.0%                 10.0%
Ultimate health care cost trend rate...........................       6.0%                  6.0%
Year the rate reaches the ultimate trend rate..................      2015                  2014

     A one percentage point change in the assumed health care cost trend rate would have the following effects (dollars in millions):

                                                                         One Percentage Point
                                                                    ------------------------------
                                                                    Increase              Decrease
                                                                    --------              --------
Effect on the postretirement benefit obligation................      $.8                  $(.7)
Effect on the net periodic post retirement benefit cost........       .1                   (.1)

     Components of the cost we recognized related to postretirement plans were as follows (dollars in millions):

                                                                     Successor                     Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Cost of postretirement benefits:
    Interest cost.....................................         $ 1.3          $ .5            $ .9          $1.6
    Expected return of plan assets....................            -             -               -            (.1)
    Amortization of prior service cost................            -             -              (.1)          (.2)
    Recognized net actuarial gain.....................          (7.9)          (.3)            (.5)          (.5)
                                                               -----          ----            ----          ----

       Net periodic cost (benefit)....................         $(6.6)         $ .2            $ .3          $ .8
                                                               =====          ====            ====          ====

     The Company does not expect to make any contributions to our postretirement benefit plans in 2005. The benefits expected to be paid pursuant to our deferred compensation plan and postretirement benefit plans as of December 31, 2004 were as follows (dollars in millions):

       2005...........................................           $4.4
       2006...........................................            4.7
       2007...........................................            5.1
       2008...........................................            5.2
       2009...........................................            5.3
       2010 - 2014....................................           30.2

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

contributions, which match certain voluntary employee contributions to the plan, totaled $4.1 million in 2004 and $6.6 million in 2002. No employer contributions were made during the 2003 periods. For the first nine months of 2002, employer matching contributions were made in cash. In September 2002, the plans were amended to make future employer matching contributions discretionary. Effective January 1, 2004, the Company resumed making matching contributions in cash.

     Trust Preferred Securities

     Prior to 2003, certain wholly-owned subsidiary trusts had issued preferred securities in public offerings. The trusts used the proceeds from these offerings to purchase subordinated debentures from Conseco. The terms of the preferred securities were parallel to the terms of the debentures, which accounted for substantially all trust assets. The preferred securities were to be redeemed on a pro rata basis, to the same extent as the debentures were repaid. Under certain circumstances involving a change in law or legal interpretation, the debentures could be distributed to the holders of the preferred securities. Our obligations under the debentures and related agreements, taken together, provided a full and unconditional guarantee of payments due on the preferred securities. The debentures issued to the subsidiary trusts and the common securities purchased by Conseco from the subsidiary trusts were eliminated in the consolidated financial statements. The Trust Preferred Securities guaranteed by Old Conseco prior to our emergence from bankruptcy were discharged in accordance with the Plan. Such Trust Preferred Securities had a par value of $1,930.0 million and a weighted average distribution rate of 8.9 percent.

     Reclassification Adjustments Included in Comprehensive Income

     The changes in unrealized appreciation (depreciation) included in comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income (loss) of approximately $75 million and $545 million for the years ended December 31, 2004 and 2002, respectively. Such changes for the 2003 periods were not significant.

     Executive Termination

     In the third quarter of 2004, the Company terminated the employment of William J. Shea, the Company's former Chief Executive Officer. Pursuant to Mr. Shea's employment agreement dated May 27, 2003 and other compensation arrangements, Mr. Shea received or is entitled to the following amounts or benefits:

     (i)   A $6.25 million cash severance payment.
     (ii) Immediate vesting in 240,753 shares of restricted stock and 240,753 stock options with an exercise price of $16.40 per share. Such options were exercised on November 9, 2004. The Company withheld 309,500 shares to cover the exercise price of the stock options and the federal and state taxes owed by Mr. Shea on the restricted stock and stock options. The shares withheld were then cancelled. The following changes to common stock and additional paid-in capital resulted from the above transactions: (i) an increase of $5.9 million related to the exercise price of the stock options and vesting of the restricted stock; (ii) a decrease of $5.5 million related to shares withheld for the exercise price and for federal and state taxes owed by Mr. Shea; and (iii) a decrease of $.1 million related to the tax liability recognized by the Company on the exercise of non-qualified stock options and vesting of restricted stock. We recognized compensation expense of $2.0 million during the third quarter of 2004 related to the vesting of the aforementioned restricted shares and stock options. Additional stock options or restricted stock granted to Mr. Shea did not vest and were cancelled.
     (iii) A pro rata portion of his 2004 bonus which is estimated to be $.3 million.
     (iv) Certain supplemental retirement, insurance and other benefits for which we recognized expenses of $2.4 million during the third quarter of 2004.

     Executive Hiring

     In the third quarter of 2004, the Company hired William S. Kirsch as its President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Kirsch received a payment of $1.7 million and was granted options to purchase an aggregate of 400,000 shares of Conseco common stock at a price of $16.20 per share (the closing price on the New York Stock Exchange on the date of the grant). The options vest over four years with one-fourth vesting on each anniversary of the grant date. The options expire on August 17, 2014. The Company also issued 400,000 shares of restricted stock to Mr. Kirsch with one-half vesting on the second anniversary of the grant date and an additional one-fourth vesting on the third and fourth anniversaries of the grant date, respectively. The value of the restricted shares ($6.5 million) will be

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

recognized as an expense to the Company over the four year vesting period. The Company also incurred $.6 million of professional fees and other expenses related to the executive transition.

     11. SPECIAL CHARGES

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
                                                                                            =====

     Loss related to debt modification and reinsurance transactions and businesses sold to raise cash

     We completed various asset sales and reinsurance transactions in order to raise cash, which resulted in net losses of $47.5 million in 2002. These amounts included: (i) a loss of $39.0 million related to the reinsurance of a portion of our life insurance business; (ii) a loss of $20.0 million associated with the sale of our subsidiary in India; partially offset by (iii) asset sales resulting in a net gain of $11.5 million.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements (including the debt exchange offer completed in April 2002) entered into in 2002, we incurred costs of $17.7 million which are not permitted to be deferred pursuant to GAAP.

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

     Other items

     Other items included expenses incurred: (i) in conjunction with the transfer of certain customer service and backroom operations to our India subsidiary; (ii) for severance benefits related to the transfer of such operations; and (iii) for other items which are not individually significant. The Company sold its India subsidiary in the fourth quarter of 2002 and has significantly reduced the customer service and backroom operations conducted there.

     12. SHAREHOLDERS' EQUITY

     Pursuant to the Plan, CNO issued 34.4 million shares of class A convertible exchangeable preferred stock with an aggregate liquidation preference of approximately $859.7 million. The preferred stock had a par value of $.01 per share and a liquidation preference of $25 per share. Dividends were payable semi-annually on March 1 and September 1 at a rate equal to 10.5 percent of the liquidation preference per share. These dividends were payable in additional shares of class A preferred stock until the later of: (i) September 10, 2005; or
(ii) the beginning of the first fiscal quarter after which our primary insurance companies have received a financial strength rating of at least "A-" by A.M. Best. The class A convertible exchangeable preferred stock was convertible, at the option of the holder, into common stock of CNO at any time on or after September 30, 2005. The conversion rate was equal to the total liquidation preference plus cumulative unpaid dividends thereon divided by $20.35, which was the average price of CNO's common stock, as defined, for each of the trading days in the 60 calendar day period immediately preceding January 8, 2004. The class A preferred stock was redeemed in the second quarter of 2004, as further discussed below.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     The Preferred Stock is mandatorily convertible into common stock of Conseco on May 15, 2007. The conversion rate for each share of Preferred Stock will range from 1.1228 to 1.3699 shares of Conseco common stock, depending on the applicable market value of our common stock, as defined in the certificate of designations, on the mandatory conversion date. At any time prior to May 15, 2007, the holders of the Preferred Stock may convert such shares at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. If at any time prior to May 15, 2007, the closing price of our common stock exceeds 150 percent of the threshold appreciation price of $22.27, subject to adjustment under certain circumstances, the Company, at its option for a certain period of time, may elect to convert all outstanding Preferred Stock at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. In addition, if the Company elects such conversion, it must pay the holders of the Preferred Stock, in cash, an amount equal to the present value of all remaining unpaid dividends on the Preferred Stock through and including May 15, 2007.

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

     Pursuant to the Plan, we issued 6.0 million Series A Warrants entitling the holders to purchase shares of CNO common stock at a price of $27.60 per share. The Series A Warrants expire on September 10, 2008. The exercise price and number of common shares issuable are subject to adjustment based on the occurrence of certain events, including: (i) stock dividends; (ii) stock splits; and (iii) the issuance of instruments or securities which are exercisable for or convertible into shares of common stock entitling the holders to purchase shares of common stock at a price per share that is less than the market price on the date of issuance.

     On the Effective Date, the Successor adopted a new long-term incentive plan, which permits the grant of CNO incentive or non-qualified stock options and restricted stock awards to certain directors, officers and employees of CNO and certain other individuals who perform services for the Company. A maximum of 10 million shares may be issued under the plan. Restricted share grants are limited to 3.3 million shares. During September 2003, the Company granted options to purchase 500,000 shares of CNO common stock at $16.40 per share and 500,000 restricted shares of CNO common stock to a former Chief Executive Officer in accordance with his employment agreement. The employment of such Chief Executive Officer was terminated in 2004. The amounts and benefits that our former Chief Executive Officer was entitled to receive are discussed in the note to the consolidated financial statements entitled "Other Disclosures" under the caption "Executive Termination". In addition, the Company granted options to purchase 500,000 shares of CNO common stock at $19.61 per share and 500,000 restricted shares of CNO common stock to the Chairman of the Board of Directors in accordance with his agreement. These options and restricted shares vest over the next three years. During 2004, the Company granted 2.0 million restricted shares of CNO common stock to certain directors, officers and employees of the Company. The fair value of such grants totaled $37.1 million. Such amount is recognized as compensation expense over the vesting period of the restricted stock. The vesting period ranges from immediate vesting to a period of four years. We recognized compensation expense of $13.7 million and $1.8 million in 2004 and the four months ended December 31, 2003, respectively, related to the vesting of restricted stock, net of forfeitures. At December 31, 2004, the unrecognized compensation expense totaled $27.2 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                     Successor                     Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Balance, beginning of period............................      100,116            -          346,007           344,743
    Issuance of shares pursuant to Plan.................         -           100,000           -                  -
    Stock options exercised.............................         -    (a)        -             -                    6
    Issuance of shares..................................       50,600            -             -                  -
    Shares issued under employee benefit
       compensation plans...............................          342 (a)        116           -                1,258
    Cancelled pursuant to the Plan......................         -               -         (346,007)              -
                                                              -------        -------       --------           -------

Balance, end of period..................................      151,058        100,116           -              346,007
                                                              =======        =======       ========           =======

-------------
     (a) Such amounts have been reduced by an aggregate of 310 thousand shares which were withheld for the payment of the exercise price of the stock options and federal and state taxes owed by a former executive. See the note to our consolidated financial statements entitled "Other Disclosures" under the caption "Executive Termination" for additional information related to the shares withheld.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     A summary of the Company's stock option activity and related information is presented below (shares in thousands):

                                                           Successor                                 Predecessor
                                               ----------------------------------        -------------------------------
                                                    Year              Four months        Eight months           Year
                                                    ended                ended               ended              ended
                                                December 31,         December 31,         August 31,        December 31,
                                                    2004                 2003                2003               2002
                                                    ----                 ----                ----               ----

                                                        Weighted            Weighted           Weighted           Weighted
                                                         average             average            average            average
                                                        exercise            exercise           exercise           exercise
                                             Shares       price    Shares     price   Shares     price    Shares    price
                                             ------       -----    ------     -----   ------     -----    ------    -----
Outstanding at the beginning of
   the period...........................     1,000       $18.01        -   $   -       23,520    $15.95     40,292   $15.01

Options granted.........................     3,506        19.95     1,000     18.01        -       -         2,572     3.57

Exercised...............................      (241)       16.40        -       -           -       -            (6)    1.51

Cancelled pursuant to the Plan..........        -          -           -       -      (17,438)    18.29        -         -

Forfeited or terminated.................      (817)       19.16        -       -       (6,082)     9.26    (19,338)   12.35
                                             -----                  -----             -------              -------

Outstanding at the end of the year......     3,448        19.82     1,000     18.01        -                23,520    15.95
                                             =====                  =====             =======              =======

Options exercisable at the end of
   the period...........................       699                     -                   -               13,593
                                               ===                  =====             =======              ======

Available for future grant..............     4,320                  7,982                  -               52,668
                                             =====                  =====             =======              ======

     All outstanding stock options of the Predecessor were cancelled pursuant to the Plan.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

                                                          Options outstanding                  Options exercisable
                                            --------------------------------------------  ----------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
  $16.20 - $19.61...................           1,493            9.3          $18.26          167           $19.61
  $21.00............................           1,955            9.1           21.00          532            21.00
                                              ------                                         ---

                                               3,448                                         699
                                               =====                                         ===

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                Successor                            Predecessor
                                                    --------------------------------        ----------------------------
                                                         Year            Four months        Eight months        Year
                                                         ended              ended               ended           ended
                                                     December 31,       December 31,         August 31,     December 31,
                                                         2004               2003                2003            2002
                                                         ----               ----                ----            ----

Net income (loss).................................       $294.8              $ 96.3           $2,201.7        $(7,835.7)
Preferred stock dividends.........................        (65.5)              (27.8)               -               (2.1)
                                                         ------              ------           --------        ---------

     Net income (loss) applicable to common
       stock for basic earnings per share.........        229.3                68.5            2,201.7         (7,837.8)

   Effect of dilutive securities:
     Preferred stock dividends....................         24.2                27.8                -                -
                                                         ------              ------           --------        ---------

     Net income (loss) applicable to common
       stock and assumed conversions for
       diluted earnings per share.................       $253.5              $ 96.3           $2,201.7        $(7,837.8)
                                                         ======              ======           ========        =========

Shares:
   Weighted average shares outstanding for basic
     earnings per share...........................      132,280             100,110
                                                        -------             -------

Effect of dilutive securities on weighted average shares:
     Class B Mandatorily convertible preferred
       stock......................................       23,145                   -
     Class A convertible exchangeable
       preferred stock............................            -              43,257
     Stock options and employee benefit plans.....          505                 119
                                                        -------             -------

     Dilutive potential common shares.............       23,650              43,376
                                                        -------             -------

     Weighted average shares outstanding for diluted
       earnings per share.........................      155,930             143,486
                                                        =======             =======


     During 2004, equivalent common shares of 19.9 million related to the assumed conversion of Class A convertible exchangeable preferred stock were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     13. OTHER OPERATING STATEMENT DATA

     Insurance policy income consisted of the following (dollars in millions):

                                                                Successor                           Predecessor
                                                     -------------------------------        ----------------------------
                                                         Year            Four months        Eight months        Year
                                                         ended              ended               ended           ended
                                                     December 31,       December 31,         August 31,     December 31,
                                                         2004               2003                2003            2002
                                                         ----               ----                ----            ----
Traditional products:
    Direct premiums collected.....................    $ 4,400.2            $1,477.9          $ 3,264.3        $5,100.2
    Reinsurance assumed...........................         70.2                31.9               57.3            78.7
    Reinsurance ceded.............................       (255.2)              (92.1)            (196.4)         (327.8)
                                                      ---------            --------          ---------        --------

          Premiums collected, net of reinsurance..      4,215.2             1,417.7            3,125.2         4,851.1

    Change in unearned premiums...................          1.6               (15.4)              13.5           (19.7)
    Less premiums on universal life and products
       without mortality and morbidity risk which
       are recorded as additions to insurance
       liabilities ...............................     (1,648.3)             (528.2)          (1,266.4)       (1,792.7)
                                                      ---------            --------          ---------        --------
          Premiums on traditional products with
             mortality or morbidity risk..........      2,568.5               874.1            1,872.3         3,038.7
Fees and surrender charges on interest-sensitive
    products .....................................        380.8               131.7              332.0           563.6
                                                      ---------            --------          ---------        --------

          Insurance policy income.................    $ 2,949.3            $1,005.8          $ 2,204.3        $3,602.3
                                                      =========            ========          =========        ========

     The four states with the largest shares of 2004 collected premiums were Florida (8.4 percent), California (6.9 percent), Texas (6.5 percent) and Illinois (5.1 percent). No other state accounted for more than 5 percent of total collected premiums.

     Other operating costs and expenses were as follows (dollars in millions):

                                                                Successor                           Predecessor
                                                     -------------------------------        ----------------------------
                                                         Year            Four months        Eight months        Year
                                                         ended              ended               ended           ended
                                                     December 31,       December 31,         August 31,     December 31,
                                                         2004               2003                2003            2002
                                                         ----               ----                ----            ----

Commission expense................................      $171.4              $ 66.4             $117.9          $195.1
Salaries and wages................................       195.5                70.5              136.3           215.1
Other.............................................       265.9                81.5              169.3           326.0
                                                        ------              ------             ------          ------

       Total other operating costs and expenses...      $632.8              $218.4             $423.5          $736.2
                                                        ======              ======             ======          ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the value of policies inforce at the Effective Date were as follows (dollars in millions):

                                                                                                    Successor
                                                                                          ------------------------------
                                                                                               Year          Four months
                                                                                               ended            ended
                                                                                           December 31,     December 31,
                                                                                               2004             2003
                                                                                               ----             ----
Balance, beginning of period........................................................        $2,949.5         $3,102.6
    Additional acquisition expense..................................................             3.4              2.4
    Amortization....................................................................          (320.0)          (122.0)
    Balance sheet reclassifications.................................................            48.9              -
    Amounts related to fair value adjustment of actively managed fixed maturities...           (52.2)           (33.5)
                                                                                            --------         --------

Balance, end of period..............................................................        $2,629.6         $2,949.5
                                                                                            ========         ========

     Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2004 balance of the value of policies inforce at the Effective Date in 2005, 10 percent in 2006, 9 percent in 2007, 8 percent in 2008 and 7 percent in 2009. The discount rate used to determine the amortization of the value of policies inforce at the Effective Date averaged 5 percent in both the year ended December 31, 2004, and the four months ended December 31, 2003.

     Changes in the cost of policies purchased were as follows (dollars in millions):


                                                                                                 Predecessor
                                                                                      -------------------------------
                                                                                      Eight months           Year
                                                                                          ended              ended
                                                                                       August 31,        December 31,
                                                                                          2003               2002
                                                                                          ----               ----
Balance, beginning of period..........................................................   $1,170.0         $1,657.8
    Additional acquisition expense on acquired policies...............................        7.4             11.3
    Amortization......................................................................      (74.1)          (215.5)
    Amounts related to fair value adjustment of actively managed fixed maturities.....        4.7            (81.9)
    Reinsurance transactions..........................................................        -              (73.4)
    Net amounts related to discontinued operations ...................................        -              (66.6)
    Amounts related to sales of subsidiaries..........................................        -              (60.0)
    Other ............................................................................       (8.8)            (1.7)
    Elimination of Predecessor balance................................................   (1,099.2)             -
                                                                                         --------         --------

Balance, end of period................................................................   $    -           $1,170.0
                                                                                         ========         ========

     The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in the eight months ended August 31, 2003, and 7 percent in 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the cost of policies produced were as follows (dollars in millions):

                                                                      Successor                     Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Balance, beginning of period............................       $101.8          $  -          $2,014.4        $ 2,570.2
   Additions............................................        361.0           110.1           280.1            486.0
   Amortization.........................................        (43.5)           (8.3)         (252.8)          (544.3)
   Amounts related to fair value adjustment of actively
     managed fixed maturities...........................        (10.2)            -             (20.5)          (121.0)
   Reinsurance transactions.............................          -               -               -             (134.6)
   Net amounts related to discontinued operations.......          -               -               -             (103.3)
   Amounts related to sales of subsidiaries.............          -               -               -             (140.8)
   Other................................................          -               -              (1.7)             2.2
   Elimination of Predecessor balance...................          -               -          (2,019.5)             -
                                                               ------          ------        --------        ---------

Balance, end of period..................................       $409.1          $101.8        $    -          $ 2,014.4
                                                               ======          ======        ========        =========

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

     During the second quarter of 2004, we evaluated certain amortization assumptions used to estimate gross profits for universal life-type products and investment-type products by comparing them to our actual experience. We made refinements to the previous assumptions related to investment income to match actual experience and our estimates for future assumptions. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect the profits to emerge over time. These new assumptions resulted in a retroactive reduction to the amortization of the value of policies inforce at the Effective Date of $7.7 million in the second quarter of 2004.

     Policyholder redemptions of annuity and, to a lesser extent, life products increased in 2002. We experienced additional redemptions following the downgrade of our A.M. Best financial strength rating to "B (fair)" in August of 2002. When redemptions are greater than our previous assumptions, we are required to accelerate the amortization of our cost of policies produced and cost of policies purchased to write off the balance associated with the redeemed policies. Accordingly, amortization expense was increased. In 2002, we changed the lapse assumptions used to determine the amortization of the cost of policies produced and the cost of policies purchased related to certain universal life products and our annuities to reflect our then current estimates of future lapses. For certain universal life products, we changed the ultimate lapse assumption from: (i) a range of 6 percent to 7 percent; to (ii) a tiered assumption based on the level of funding of the policy with a range of 2 percent to 10 percent. We recorded additional amortization of the cost of policies produced and the cost of policies purchased related to higher redemptions and changes to our lapse assumptions of $203.2 million in 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     14. CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                      Successor                    Predecessor
                                                           ----------------------------    ---------------------------

                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Non-cash items not reflected in the investing and
   financing activities section of the consolidated
   statement of cash flows:
     Issuance of common stock under stock option and
       employee benefit plans..........................        $12.4            $ 2.6          $  -             $12.7
     Issuance of convertible preferred shares..........         41.4             27.8             5.3             2.1

     The effect on our consolidated balance sheet of implementing fresh start accounting is discussed in the note to the consolidated financial statements entitled "Fresh Start Reporting". Such non-cash adjustments are not reflected in our consolidated statement of cash flows.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following reconciles net income (loss) to net cash provided by operating activities (dollars in millions):


                                                                      Successor                    Predecessor
                                                           ----------------------------    --------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Cash flows from operating activities:
   Net income (loss)....................................     $  294.8         $  96.3       $ 2,201.7       $(7,835.7)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Interest-only securities investment income.......          -               -               -             (10.6)
       Cash received from interest-only securities, net.          -               -               -             (73.3)
       Servicing income.................................          -               -               -             (83.9)
       Cash received from servicing activities..........          -               -               -              46.9
       Provision for losses.............................          -               -              55.6         1,160.8
       Loss on sale of finance receivables..............          -               -               -              49.5
       Amortization and depreciation....................        397.6           144.7           372.1         1,017.8
       Income taxes.....................................        176.9           131.0            31.4           758.3
       Insurance liabilities............................        354.5           207.2           263.5           509.5
       Accrual and amortization of investment income....        176.3            20.1            43.2           227.9
       Deferral of cost of policies produced and
         purchased......................................       (364.4)         (111.6)         (287.5)         (509.2)
       Impairment charges...............................          -               -               -           1,514.4
       Goodwill impairment..............................          -               -               -             500.0
       Special charges..................................          -               -               -             171.2
       Reorganization items.............................          -               -          (2,157.0)            -
       Cumulative effect of accounting change...........          -               -               -           2,949.2
       Minority interest................................          -               -               -             173.2
       Net realized investment (gains) losses...........        (40.6)          (11.8)            5.4           673.7
       Discontinued operations..........................          -               -             (16.7)           93.1
       Gain on extinguishment of debt...................         (2.8)            -               -              (8.1)
       Net sales (purchases) of trading securities......         21.1            49.0             -               -
       Other............................................         34.2           (36.8)          235.6           (29.0)
                                                             --------         -------       ---------       ---------

         Net cash provided by operating activities......     $1,047.6         $ 488.1       $   747.3       $ 1,295.7
                                                             ========         =======       =========       =========

     At December 31, 2004, restricted cash consisted of: (i) $15.1 million held in an escrow account pursuant to a settlement with the Securities and Exchange Commission and the New York Attorney General concerning their joint investigation into market timing in variable annuities issued by a former subsidiary of Old Conseco; (ii) $3.6 million held in trust for the payment of bankruptcy-related professional fees; and (iii) $.2 million of segregated cash held for the benefit of the former holders of TOPrS.

     At December 31, 2003, restricted cash consisted of: (i) $17.3 million held in trust for the payment of bankruptcy-related professional fees; and (ii) $14.6 million held by three investment trusts (which are further described in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities").

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     15. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

                                                                                                          December 31,
                                                                                                      ------------------
                                                                                                      2004          2003
                                                                                                      ----          ----

Statutory capital and surplus....................................................................    $1,510.0     $1,514.1
Asset valuation reserve..........................................................................       117.0         40.9
Interest maintenance reserve.....................................................................       245.6        217.4
                                                                                                     --------     --------

      Total......................................................................................    $1,872.6     $1,772.4
                                                                                                     ========     ========

     Statutory capital and surplus included investments in upstream affiliates of $52.4 million and $159.0 million at December 31, 2004 and 2003, respectively, all of which were eliminated in the consolidated financial statements prepared in accordance with GAAP. In the second quarter of 2004, $106.6 million of affiliated preferred stock held by our insurance subsidiaries was redeemed by the parent using the proceeds from the refinancing of our Previous Credit Facility.

     Statutory earnings build the capital adequacy required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $(3.3) million, $286.1 million and $(465.0) million in 2004, 2003 and 2002, respectively. Included in such net income (loss) were net realized capital gains (losses), net of income taxes, of $(17.7) million, $32.8 million and $(516.1) million in 2004, 2003 and 2002, respectively. In addition, such net income
(loss) included amounts for fees and interest to Conseco or its non-life subsidiaries totaling $283.1 million (including $148 million related to prior years), $85.8 million and $112.4 million in 2004, 2003 and 2002, respectively.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. In addition, we may need to contribute additional capital to improve the RBC ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. In 2004, a non-cash dividend of $45.8 million representing affiliated preferred stock was paid to CDOC. In 2003, a non-cash dividend of $4.5 million representing affiliated common stock was paid to CDOC. In 2005, our insurance subsidiaries may pay dividends of $150.8 million to its non-insurance company parent without prior regulatory approval.

     On October 30, 2002, Bankers National Life Insurance Company and Conseco Life Insurance Company of Texas, our insurance subsidiaries domiciled in Texas, each entered into consent orders with the Commissioner of Insurance for the State of Texas (on behalf of all Conseco insurance subsidiaries), whereby they agreed: (i) not to request to pay any dividends or other distributions before January 1, 2003 and, thereafter, not to pay any dividends or other distributions to non-insurance companies without the prior approval of the Texas Insurance Commissioner; (ii) to continue to maintain sufficient capitalization and reserves as required by the Texas Insurance Code; (iii) to request approval from the Texas Insurance Commissioner before making any disbursements not in the ordinary course of business; (iv) to complete any pending transactions previously reported to the proper insurance regulatory officials prior to and during Conseco's restructuring, unless not approved by the Texas Insurance Commissioner; (v) to obtain a commitment from Conseco to maintain their infrastructure, employees, systems and physical facilities prior to and during Conseco's restructuring; and (vi) to continue to permit the Texas Insurance Commissioner to examine its books, papers, accounts, records and affairs. The consent orders were formally released on November 19, 2003.

     The National Association of Insurance Commissioners' Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to its RBC as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and
(iv) if a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition, the Model Act provides for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     The 2004 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within the Other Business in Run-off segment, the RBC ratio of Conseco Senior was near the Company Action Level. See "-- Other Business in Run-off" for additional discussion related to an order issued by the Florida Office of Insurance Regulation regarding certain blocks of Conseco Senior's long-term care business.

     At December 31, 2004, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum risk-based capital requirement included in our Credit Facility. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     16. BUSINESS SEGMENTS

     We manage our business through the following: two primary operating segments, Bankers Life and Conseco Insurance Group, which are defined on the basis of product distribution; a third segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses. Prior to its disposition effective March 31, 2003, we also had a finance segment (which is reflected in our discontinued operations in the consolidated statement of operations). Prior period segment data has been reclassified to conform to the current period presentation.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Operating information by segment was as follows (dollars in millions):

                                                                      Successor                    Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities..................................      $   52.7        $   17.3        $   32.9        $   39.6
            Supplemental health........................       1,177.7           384.2           760.4         1,122.8
            Life.......................................         161.5            51.5            91.5           125.1
            Other......................................          13.2             3.8             7.9            12.6
       Net investment income (a).......................         425.2           135.5           258.2           367.4
       Fee revenue and other income (a)................           1.9              .5              .9             1.3
       Net realized investment gains (losses) (a)......          17.4             3.4             5.5          (128.7)
                                                             --------        --------        --------        --------

                Total Bankers Life revenues............       1,849.6           596.2         1,157.3         1,540.1
                                                             --------        --------        --------        --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities..................................          22.1             8.7            51.6           121.3
            Supplemental health........................         719.1           250.9           499.0           727.9
            Life.......................................         390.9           125.8           303.9           503.8
            Other......................................          16.3            13.1            38.3           101.9
       Net investment income (a).......................         723.8           288.7           582.6           896.3
       Fee revenue and other income (a)................           4.8              .5            17.0            25.4
       Net realized investment gains (losses) (a)......          21.5             9.5           (17.1)         (368.1)
                                                             --------        --------        --------        --------

                Total Conseco Insurance Group
                    revenues...........................       1,898.5           697.2         1,475.3         2,008.5
                                                             --------        --------        --------        --------

    Other Business in Run-Off:
       Insurance policy income - supplemental health...         395.8           150.5           418.8           847.3
       Net investment income (a).......................         167.5            55.3           101.5           155.8
       Fee revenue and other income (a)................            .8              .9              .5              .8
       Net realized investment gains (losses) (a)......           4.5             (.7)            6.3           (58.2)
                                                             --------        --------        --------        --------

                Total Other Business in Run-Off
                    revenues...........................         568.6           206.0           527.1           945.7
                                                             --------        --------        --------        --------

    Corporate:
       Net investment income (a).......................           2.1              .6            16.2            14.1
       Venture capital gain (loss) related to
         investment in AWE.............................           -              (5.5)           10.5           (99.3)
       Net realized investment losses (a)..............          (2.8)            (.4)            (.1)           (1.3)
       Fee and other income............................          14.0            11.4            17.1            59.1
                                                             --------        --------        --------        --------

                Total corporate revenues...............          13.3             6.1            43.7           (27.4)
                                                             --------        --------        --------        --------

    Eliminations.......................................          -               -               -              (16.5)
                                                             --------        --------        --------        --------

                Total revenues.........................       4,330.0         1,505.5         3,203.4         4,450.4
                                                             --------        --------        --------        --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

                         (continued from previous page)

                                                                      Successor                    Predecessor
                                                           ----------------------------    ---------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,    December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----
Expenses:
    Bankers Life:
       Insurance policy benefits..........................    1,258.0           395.8           795.1         1,090.9
       Amortization.......................................      187.3            62.3           113.9           168.7
       Interest expense on investment borrowings..........        2.6              .8             3.4             4.6
       Other operating costs and expenses.................      160.1            51.8            85.3            94.4
       Special charges....................................         -              -               -              45.0
                                                             ---------       --------        --------        --------

            Total Bankers Life expenses...................    1,608.0           510.7           997.7         1,403.6
                                                             --------        --------        --------        --------

    Conseco Insurance Group:
       Insurance policy benefits..........................    1,151.1           421.4           746.3         1,377.0
       Amortization.......................................      165.4            64.3           201.8           541.4
       Interest expense on investment borrowings..........        5.2             1.6             4.7            10.2
       Other operating costs and expenses.................      306.3           115.6           222.6           292.1
       Special charges....................................        -               -               -               (.7)
                                                             --------        --------        --------        --------

            Total Conseco Insurance Group
              expenses....................................    1,628.0           602.9         1,175.4         2,220.0
                                                             --------        --------        --------        --------

    Other Business in Run-Off:
       Insurance policy benefits..........................      386.1           150.7           595.0           864.6
       Amortization.......................................       18.5             6.3            28.0           112.2
       Interest expense on investment borrowings..........         .2             -                .2              .6
       Other operating costs and expenses.................       93.5            36.2            75.2           185.1
                                                             --------        --------        --------        --------

            Total Other Business in Run-Off
              expenses....................................      498.3           193.2           698.4         1,162.5
                                                             --------        --------        --------        --------

    Corporate:
       Interest expense on corporate debt.................       71.5            34.4           194.2           325.5
       Provision for losses and interest expense related to
            stock purchase plan...........................        -               -              55.6           240.0
       Amortization related to operations.................        -               -               -                .6
       Interest expense on investment borrowings..........        -               -               -               1.0
       Other operating costs and expenses.................       72.9            14.8            40.4           181.1
       Goodwill impairment................................        -               -               -             500.0
       Gain on extinguishment of debt.....................       (2.8)            -               -              (1.8)
       Reorganization items...............................        -               -          (2,130.5)           14.4
       Special charges....................................        -               -               -              52.2
                                                             --------        --------        --------        --------

            Total corporate expenses......................      141.6            49.2        (1,840.3)        1,313.0
                                                             --------        --------        --------        --------

    Eliminations..........................................        -              -               -              (16.5)
                                                             --------        --------        --------        --------

            Total expenses................................    3,875.9         1,356.0         1,031.2         6,082.6
                                                             --------        --------        --------        --------

    Income (loss) before income taxes, minority interest,
       discontinued operations and cumulative effect of
       accounting change:
            Bankers Life..................................      241.6            85.5           159.6           136.5
            Conseco Insurance Group.......................      270.5            94.3           299.9          (211.5)
            Other Business in Run-Off.....................       70.3            12.8          (171.3)         (216.8)
            Corporate operations..........................     (128.3)          (43.1)        1,884.0        (1,340.4)
                                                             --------        --------        --------        --------

                Income (loss) before income taxes,
                   minority interest, discontinued
                   operations and cumulative effect of
                   accounting change......................   $  454.1        $  149.5        $2,172.2       $(1,632.2)
                                                             ========        ========        ========       =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


-------------------
     (a) It is not practicable to provide additional components of revenue by product or services.

     Segment balance sheet information was as follows (dollars in millions):

                                                                                                      Successor
                                                                                            -----------------------------
                                                                                            December 31,     December 31,
                                                                                                2004             2003
                                                                                                ----             ----
Assets:
   Bankers Life.........................................................................      $11,111.0         $ 9,826.2
   Conseco Insurance Group..............................................................       15,763.7          16,396.4
   Other Business in Run-Off............................................................        3,679.3           3,511.2
   Corporate............................................................................          201.5             239.7
                                                                                              ---------         ---------

        Total assets....................................................................      $30,755.5         $29,973.5
                                                                                              =========         =========

Liabilities:
   Bankers Life.........................................................................      $ 9,302.9         $ 8,338.1
   Conseco Insurance Group..............................................................       13,133.3          13,828.3
   Other Business in Run-Off............................................................        3,515.0           3,511.2
   Corporate............................................................................          902.1           1,478.3
                                                                                              ---------         ---------

        Total liabilities...............................................................      $26,853.3         $27,155.9
                                                                                              =========         =========


     The following table presents selected financial information of our segments (dollars in millions):

                                                      Value of
                                                      policies
                                                      inforce
                                                        at the    Cost of
                                                      Effective   policies        Insurance
Segment                                                 Date      produced       liabilities    Goodwill
-------                                                 ----      --------       -----------    --------
2004
----
Bankers Life................................          $1,179.7      $338.6       $ 8,988.4       $  -
Conseco Insurance Group.....................           1,238.3        70.5        12,675.9          -
Other Business in Run-off...................             211.6         -           3,497.9          -
                                                      --------      ------       ----------      ------

   Total....................................          $2,629.6      $409.1       $25,162.2       $  -
                                                      ========      ======       =========       ======

2003
----
Bankers Life................................          $1,328.5      $ 83.3       $ 8,092.5       $172.5
Conseco Insurance Group.....................           1,394.0        18.5        13,304.5        779.7
Other Business in Run-off...................             227.0         -           3,498.6          -
                                                      --------      ------       ---------       ------

   Total....................................          $2,949.5      $101.8       $24,895.6       $952.2
                                                      ========      ======       =========       ======

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

                                                                                               Successor
                                                                             ----------------------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------

2004
----
   Revenues..............................................................    $1,110.6     $1,039.5    $1,068.9      $1,111.0
   Income before income taxes............................................       112.4        106.8       104.9         130.0
   Net income............................................................        72.8         68.3        67.3          86.4

   Income per common share:
     Basic:
       Net income........................................................        $.50         $.35        $.38          $.51

     Diluted:
       Net income........................................................        $.50         $.34        $.36          $.46


                                                                               Predecessor                   Successor
                                                                    ------------------------------     ---------------------
                                                                                        Two months     One month
                                                                                           ended        ended
                                                                    1st Qtr.  2nd Qtr.   August 31    September 30  4th Qtr.
                                                                    --------  --------   ---------    ------------  --------

2003
----
   Revenues.....................................................    $1,237.2  $1,230.1    $ 736.1       $366.3    $1,139.2
   Income (loss) before income taxes and discontinued
     operations.................................................      (47.5)    (39.3)    2,259.0         37.8       111.7
   Net income (loss) before discontinued operations.............      (32.9)    (22.7)    2,241.3         24.2        72.1
   Discontinued operations, net of income taxes.................       13.9       2.1         -            -           -
   Net income (loss)............................................      (19.0)    (20.6)    2,241.3         24.2        72.1

   Income per common share:
     Basic:
          Net income............................................                                          $.19        $.50

     Diluted:
          Net income............................................                                          $.17        $.49

     18. INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46, as described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies". The following are descriptions of our significant investments in VIEs:

     Brickyard Trust

     Brickyard Loan Trust ("Brickyard") was a collateralized debt obligation trust which participated in an underlying pool of commercial loans. The trust was formed by the Predecessor and was fully liquidated in the third quarter of 2003. The initial capital structure of Brickyard consisted of $575 million of senior financing provided by unrelated third party investors and $127 million of notes and subordinated certificates owned by the Company and others. As a result of our 85 percent ownership

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

interest in the subordinated certificates, we were the primary beneficiary of Brickyard. In accordance with ARB 51 "Consolidated Financial Statements", Brickyard was consolidated in our financial statements because our investment management subsidiary, 40|86 Advisors, Inc., was the investment manager and we owned a significant interest in the subordinated certificates.

     In the fourth quarter of 2002, the trust began to liquidate its portfolio of commercial loans. The trust planned to use the proceeds to repay the senior debt and distribute residual proceeds to the subordinated certificate holders. As a result of the trust's intent to sell the commercial loans, we determined the decline in value of certain commercial loans was other than temporary. Accordingly, we recognized the decline in value of $45.5 million in 2002 as a realized loss and the cost basis of the commercial loans was reduced to estimated fair value. We included the $410.2 million carrying value of the underlying commercial loans in "assets held in separate accounts and investment trust" at December 31, 2002. Such carrying value approximated the estimated fair value of the trust's assets. The liabilities and minority interest of the trust totaled $392 million at December 31, 2002, and included: (i) $384 million due to the holders of the senior note obligations (including principal amount due plus accrued interest less $92 million held in a cash reserve account for the benefit of the senior note holders); and (ii) $8 million representing the interests of the minority holders of the subordinated certificates. These amounts were included in "liabilities related to separate accounts and investment trust". The senior note obligations of the trust had no recourse to the general credit of the Company.

     The trust sold all of the commercial loans, repaid the senior notes and distributed its remaining assets to the subordinated certificate holders by the third quarter of 2003. We recognized an impairment loss of $11.1 million during the second quarter of 2003 to record an other-than-temporary decline in the value of certain of the trust's commercial loans. No additional gain or loss was recognized upon the ultimate disposition of Brickyard.

     Other Investment Trusts

     In December 1998, Old Conseco formed three investment trusts which invested in various fixed maturity, limited partnership and other types of investments. The trusts were formed by our Predecessor and were fully liquidated in early 2004. The initial capital structure of each of the trusts consisted of: (i) principal-protected senior notes; (ii) subordinated junior notes; and (iii) equity. The senior principal-protected notes were collateralized by zero coupon treasury notes with par values and maturities matching the par values and maturities of the principal-protected senior notes. Conseco's life insurance subsidiaries owned 100 percent of the senior principal-protected notes. Certain of Conseco's non-life insurance subsidiaries owned all of the subordinated junior notes, which had a preferred return equal to the total return on the trusts' assets in excess of principal and interest on the senior notes. The equity of the trusts was owned by unrelated third parties.

     The three investment trusts were VIEs under FIN 46 because the trusts' equity represented significantly less than 10 percent of total capital and the subordinated junior notes were intended to absorb expected losses and receive virtually all residual returns. Based on our 100 percent ownership of the subordinated junior notes, we were the primary beneficiary of the investment trusts. All three trusts were consolidated in our financial statements at December 31, 2003. The carrying value of the total invested assets in the three trusts was approximately $228 million at December 31, 2003, which also represented Conseco's maximum exposure to loss as a result of our ownership interests in the trusts. The trusts had no obligations or debt to outside parties.

     19. FINANCIAL INFORMATION REGARDING CFC

     As part of our Chapter 11 reorganization, we sold substantially all of the assets of our Predecessor's finance business and exited from this line of business. Our finance business was conducted through our Predecessor's indirect wholly-owned subsidiary, CFC. We accounted for our finance business as a discontinued operation in 2002 after we formalized our plans to sell it. On April 1, 2003, CFC and 22 of its direct and indirect subsidiaries, which collectively comprised substantially all of the finance business, filed liquidating plans of reorganization with the Bankruptcy Court in order to facilitate the sale of this business. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of CFC on our Predecessor's consolidated balance sheet. The consolidated statement of operations reflects the operations of the discontinued finance business in the caption "Discontinued operations" for the year ended December 31, 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The following summarizes selected statement of operations information of CFC for the year ended December 31, 2002:

                                       CFC
              CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION (a)
                      for the year ended December 31, 2002
                              (Dollars in millions)

Revenues:
   Net investment income:
     Finance receivables and other......................................................     $ 2,062.4
     Retained interests.................................................................          75.0
     Affiliated (b).....................................................................          11.8
   Gain (loss) on sale of finance receivables...........................................         (49.5)
   Servicing income.....................................................................          83.9
   Impairment charges...................................................................      (1,449.9)
   Fee revenue and other income.........................................................         189.9
                                                                                             ---------

         Total revenues.................................................................         923.6
                                                                                             ---------

Expenses:
   Provision for losses.................................................................         950.0
   Interest expense - affiliated (b)....................................................          10.3
   Interest expense.....................................................................       1,119.7
   Other operating costs and expenses...................................................         608.0
   Other operating costs and expenses - affiliated (b)..................................           8.0
   Gain on extinguishment of debt.......................................................          (6.3)
   Special charges......................................................................         121.9
   Reorganization items.................................................................          17.3
                                                                                             ---------

         Total expenses.................................................................       2,828.9
                                                                                             ---------

         Loss before income taxes.......................................................      (1,905.3)

Income tax expense:
   Tax expense on period income.........................................................          36.8
   Valuation allowance for deferred tax assets..........................................         245.3
                                                                                             ---------

         Net loss.......................................................................      (2,187.4)

Preferred stock dividends payable to Conseco (b)........................................          67.5
                                                                                             ---------

         Net loss applicable to common stock............................................     $(2,254.9)
                                                                                             =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

----------------
     (a) CFC's statement of operations information has been presented as a discontinued operation in Conseco's consolidated financial statements for the year ended December 31, 2002.
     (b) Intercompany accounts were eliminated when consolidated with Conseco and its other wholly-owned subsidiaries.

     The following table reconciles CFC's net loss as presented on the previous page to the amount of discontinued operations included in the accompanying consolidated statement of operations (dollars in millions):

                                                                                      2002
                                                                                      ----

       Net loss.................................................................. $(2,187.4)

       Income taxes(a)...........................................................     282.1

       Net expenses eliminated in consolidation, net of
          income tax.............................................................       6.5

       Impairment charge related to investment in CFC............................     (64.5)
                                                                                  ---------

       Loss recognized as discontinued operations................................ $(1,963.3)
                                                                                  =========

-------------
     (a) Amount is considered in determining the income tax expense in the consolidated statement of operations.

     Summary of Accounting Policies Relevant to CFC

     The following accounting policies were relevant to CFC but not to the continuing operations of Conseco. Accordingly, these accounting policies were not described in the note entitled "Summary of Significant Accounting Policies".

     CFC had provided financing for manufactured housing, home equity, home improvements, consumer products and equipment and consumer and commercial revolving credit. CFC's primary source of capital to provide such financing was from securitization transactions. For securitization transactions structured prior to September 8, 1999, CFC accounted for the transfer of finance receivables as sales and recognized gains on such sales based on the difference between the proceeds (net of related costs) and the carrying value of the portion of the finance receivables sold. CFC determined such value by allocating the carrying value of the total finance receivables between the portion sold and the interests retained based on each portion's fair value on the date of the sale. The interests retained by CFC included interest-only securities, servicing rights and, in some instances, other subordinated securities. Such retained interests were subordinate to the interests of others and their values were very sensitive to changes in the credit, prepayment or interest rate risk of the underlying finance receivables in the securitization structure. When the management of CFC determined that a decline in fair value of its retained interest was other than temporary, the carrying value was reduced and a loss was recognized in the statement of operations.

     CFC amortized retained servicing rights in proportion to, and over the estimated period of, net servicing income.

     Subsequent to September 8, 1999, CFC structured its securitizations in a manner that required them to be accounted for as financing transactions, whereby the finance receivables and securitization debt remained on CFC's balance sheet.

     CFC carried finance receivables at amortized cost, net of an allowance for credit losses. CFC deferred fees received and costs incurred in originating finance receivables, then amortized such deferred fees, costs, discounts and premiums over the estimated lives of the receivables.

     Finance Receivables and Retained Interests in Securitization Trusts

     During 2002, CFC completed six securitization transactions, securitizing $2.7 billion of finance receivables. These securitizations were structured in a manner that required them to be accounted for as secured borrowings pursuant to Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishment of Liabilities". CFC classified the finance receivables transferred to the securitization trusts and held as

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

collateral for the notes issued to investors as assets and the notes issued to investors in the securitization trusts as liabilities.

     During 2002, CFC completed various loan sale transactions. CFC sold $2.1 billion of finance receivables, which generated net losses of $49.5 million. CFC also recognized a loss of $96.0 million related to the sale of $.5 billion of certain finance receivables sold as part of its cash raising initiatives. During 2002, CFC recognized no gain on sale related to securitized transactions.

     In securitizations related to certain retained interests, CFC retained certain contingent risks in the form of guarantees of certain lower-rated securities issued by the securitization trusts. During 2002, interest and principal payments related to such guarantees totaled $45.5 million. CFC suspended guarantee payments in the fourth quarter of 2002.

     During 2002, CFC's ability to access the securitization markets was eliminated. The securitization markets were CFC's main source of funding for loans made to purchasers of repossessed manufactured homes. Since CFC was no longer able to fund the loans made on repossessed homes through these channels, CFC had to use the wholesale channel to dispose of repossessed manufactured housing units, through which recovery rates were significantly lower. Accordingly, CFC changed its loss severity assumptions used to value its retained interests to reflect the higher loss severity expected in the future. As a result of these assumption changes, CFC recognized an impairment charge of $1,077.2 million in 2002 for the retained beneficial interests. CFC also recognized a $336.5 million increase in the valuation allowance as a result of changes to the expected future cost of servicing the finance receivables. The levels of delinquent and defaulting loans caused servicing costs to increase. CFC increased the default assumptions it used to value its retained interests to reflect its future expectations. CFC's home equity/home improvement assumptions were adjusted to reflect recent default experience as well as CFC's future expectations.

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

     Income tax expense was as follows (dollars in millions):

                                                                                           2002
                                                                                           ----
Current tax provision...............................................................      $ 36.8
Deferred tax benefit................................................................         -
                                                                                          ------

        Income tax expense..........................................................        36.8

Valuation allowance.................................................................       245.3
                                                                                          ------

        Net income tax expense......................................................      $282.1
                                                                                          ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The income tax benefit differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons (dollars in millions):

                                                                                           2002
                                                                                           ----
Tax benefit on loss before income taxes at statutory rate...........................     $(666.8)
Valuation allowance.................................................................       245.3
Net deferred benefits not recognized in the current period..........................       761.0
State taxes, net....................................................................       (57.4)
                                                                                         -------

       Income tax expense...........................................................     $ 282.1
                                                                                         =======

     Pension Plan of CFC

     CFC provided certain pension benefits for certain eligible retired employees under a partially funded plan.

     Components of the cost CFC recognized related to its pension plan were as follows (dollars in millions):

                                                                                       2002
                                                                                       ----
Interest cost.......................................................................  $  .9
Expected return of plan assets......................................................   (1.1)
Settlement loss.....................................................................    2.2
Recognized net actuarial loss.......................................................     .6
                                                                                      -----

       Net periodic cost............................................................  $ 2.6
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

     In April 2002, CFC completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, CFC tendered for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer, $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes, after giving effect to both tender offers and other debt repurchases completed prior to the tender offers of $2.7 million, was retired at maturity on September 26, 2002.

     Special Charges

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
                                                                                           ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Loss related to assets sold to raise cash

     CFC completed various asset sales which resulted in net losses of $97.6 million in 2002. Such amounts included the loss of $96.0 million related to the sales of $463 million of certain finance receivables and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables, pursuant to the repurchase clauses in the agreements.

     Costs related to debt modification and refinancing transactions

     In conjunction with the various modifications to borrowing arrangements and refinancing transactions and the recognition of deferred expenses for terminated financing arrangements, CFC incurred costs of $39.4 million in 2002 which were not permitted to be deferred pursuant to GAAP.

     Reduction in value of Lehman warrant

     As partial consideration for a financing transaction, CFC issued a warrant to Lehman which permitted the holder to purchase 5 percent of CFC at a nominal price. Lehman and CFC each had the ability to cause the warrant, and any stock issued upon its exercise, to be purchased for cash at an appraised value in May 2003. Since the warrant permitted cash settlement at fair value at the option of the holder of the warrant, it was included in other liabilities and was measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2002 was nil based on current valuations of CFC. Accordingly, CFC recorded a $38.1 million reduction in the value of the warrant during 2002.

     Abandonment of computer processing systems

     In 2002, CFC incurred a $16.3 million charge for the abandonment of certain computer processing systems. CFC was abandoning such systems as a result of recent changes to its business and its decision to no longer originate certain types of loans.

     20. FINANCIAL INFORMATION REGARDING CVIC

     In October 2002, Conseco Life Insurance Company of Texas (a wholly-owned subsidiary of the Company) completed the sale of CVIC to Inviva, Inc. ("Inviva"). CVIC marketed tax qualified annuities and certain employee benefit-related insurance products through professional independent agents. Pursuant to SFAS 144, CVIC is accounted for as a discontinued operation in our consolidated statement of operations for all periods. The consideration received from Inviva at closing (subject to adjustment based upon the adjusted statutory balance sheet of CVIC at September 30, 2002) totaled $83.7 million, of which $35.0 million was in the form of Series D Preferred Shares (the "Preferred Shares") issued by Inviva and the remainder was in cash. The purchase price was finalized in July 2003, which reduced the amount of Preferred Shares received by $10.5 million. In addition, Conseco Life Insurance Company of Texas received a dividend of approximately $75 million from CVIC immediately prior to the closing. We recognized a loss on the sale of $93.1 million. There was no income tax benefit recognized on the transaction. As part of the CVIC sale, Conseco agreed that it would not engage in the variable annuity or variable insurance business for a period of three years after the closing.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


     The following summarizes selected financial information of CVIC (dollars in millions):

                                                                                                    Year ended
                                                                                                   December 31,
                                                                                                       2002
                                                                                                       ----
     Insurance policy income....................................................................     $  30.5
     Net investment income......................................................................      (217.3)
     Net realized investment losses.............................................................       (76.7)
     Total revenues.............................................................................      (263.3)

     Insurance policy benefits..................................................................      (234.7)
     Amortization...............................................................................       117.4
     Total expenses.............................................................................      (102.9)

     Pre-tax loss...............................................................................      (160.4)

     Net loss...................................................................................     $(101.6)
     Income taxes...............................................................................       (58.8)(a)
     Loss on sale of CVIC.......................................................................       (93.1)
                                                                                                     -------

         Loss recognized in discontinued operations.............................................     $(253.5)
                                                                                                     =======

---------------
     (a) Amount was considered in determining the income tax expense in the consolidated statement of operations.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     None.

     ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Conseco's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we have concluded, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Changes to Internal Controls and Procedures for Financial Reporting. There were no significant changes in Conseco's internal controls over financial reporting that occurred during the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

                                    PART III
                                    --------

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

     Our executive officers are as follows:

                  Name                                      Age                          Position with Conseco
                  ----                                      ---                          ---------------------
       Eugene M. Bullis...............................      59               Executive Vice President and Chief Financial
                                                                                Officer
       R. Glenn Hilliard..............................      62               Executive Chairman
       James E. Hohmann...............................      49               Executive Vice President and Chief
                                                                                Administrative Officer
       Eric R. Johnson................................      44               President, 40|86 Advisors, Inc.
       William S. Kirsch..............................      48               Director, President and Chief Executive
                                                                                Officer
       John R. Kline..................................      47               Senior Vice President and Chief Accounting
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

     R. Glenn Hilliard became the non-executive chairman of our board of directors in September 2003 and became executive chairman in August 2004. Mr. Hilliard has been Chairman and CEO of Hilliard Group, LLC, an investment and consulting firm, since June 2003. From 1999 until his retirement in April 2003, Mr. Hilliard served as chairman and CEO of ING Americas. From 1994 to 1999 he was chairman and CEO of ING North America. Mr. Hilliard is a director of ALEA Group Holdings (Bermuda), LTD. and Trustee of Nations Funds Trust.

     James E. Hohmann has been executive vice president and chief administrative officer since December 2004. Prior to joining Conseco, Mr. Hohmann served as President and CEO of XL Life and Annuity from 2001 until December 2004. From 1998 until 2001, he served as president, financial institutions for Zurich Kemper Life Insurance Company and before that he was the managing partner of the Tillinghast Life Insurance Practice in Chicago for Towers Perrin.

     Eric R. Johnson has been president and chief executive officer of 40|86 Advisors, Inc. (formerly Conseco Capital Management, Inc.), Conseco's wholly-owned registered investment advisor, since September 2003 and has held various positions since joining Conseco Capital Management, Inc. in 1997.

     William S. Kirsch has been president and chief executive officer and director since August 2004. From September 2003 until August 2004, he served as our executive vice president, general counsel and secretary. Mr. Kirsch was with Kirkland & Ellis LLP from 1981 to 2004.

     John R. Kline has been senior vice president and chief accounting officer since July 2002. Mr. Kline has served in various accounting and finance capacities with Conseco since 1990.

     Messrs. Bullis and Kline served as officers of our Predecessor company, which filed a bankruptcy petition on December 17, 2002. Mr. Bullis also served as a director and/or officer of several subsidiaries of our Predecessor that also filed bankruptcy petitions on December 17, 2002.

Directors

     Our directors are as follows:

                 Name                                        Age                       Position with Conseco
                 ----                                        ---                       ---------------------
       R. Glenn Hilliard(5) ..............................    62           Executive Chairman
       William S. Kirsch(4)(5) ...........................    48           Director, President and Chief Executive Officer
       Debra J. Perry(1)(2)...............................    53           Director
       Philip R. Roberts(1)(4) ...........................    63           Director
       Neal C. Schneider(1)(4) ...........................    60           Director
       Michael S. Shannon(2)(3) ..........................    46           Director
       Michael T. Tokarz(2)(3)............................    55           Director
       John G. Turner(1)(3)(5) ...........................    65           Director

-------------

(1)  Member of the Audit and Enterprise Risk Committee

(2)  Member of the Governance and Strategy Committee

(3)  Member of the Human Resources and Compensation Committee

(4)  Member of the Investment Committee

(5)  Member of the Executive Committee


     Debra J. Perry joined our board of directors in June 2004. From 1992 until 2004, Ms. Perry served in various capacities with Moody's Investors Service, including senior managing director of global ratings and research. She is also a director of MBIA Inc.

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

     Neal Schneider joined our board of directors in September 2003. Between June 2002 and June 2003, Mr. Schneider was a partner of Smart and Associates, LLP, a business advisory and accounting firm. Between August 2000 and June 2002, he was an independent consultant. Until his retirement in August 2000, Mr. Schneider spent 34 years with Arthur Andersen & Co., including service as partner in charge of the Worldwide Insurance Industry Practice and the North American Financial Service Practice. Mr. Schneider has been Chairman of the Board of PMA Capital Corporation since November 2002.

     Michael S. Shannon joined our board of directors in September 2003. Mr. Shannon has served as president and chief executive officer of KSL II Management Operations, LLC, dba KSL Resorts (manager of golf courses and destination resorts in the U.S.) since 2004. He was co-founder of KSL Recreation Corporation and from 1992 to 2004 served as its president and chief executive officer. Mr. Shannon was lead director of ING Americas before joining our board. Mr. Shannon is also a director of ING Direct.

     Michael T. Tokarz joined our board of directors in September 2003. Mr. Tokarz is the Chairman of MVC Capital, Inc. (a registered investment company). In addition, he has been a managing member of the Tokarz Group, LLC (venture capital investments) since 2002. He was a general partner with Kohlberg Kravis Roberts & Co. from 1985 until he retired in 2002. Mr. Tokarz is also a director of Walter Industries, Inc., Idex Corporation, Dakota Growers Pasta Companies, Inc., Vitality Foodservice, Inc., Nexstar Financial Corp., United Fixtures Company and Stonewater Control Systems, Inc.

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

Board of Directors

     Our board of directors is currently comprised of eight members, divided into two classes as follows: Ms. Perry and Messrs. Kirsch, Roberts and Tokarz are Class I directors, and Messrs. Hilliard, Schneider, Shannon and Turner are Class II directors. The terms of office of the Class I directors and the Class II directors expire at our 2005 annual meeting of stockholders at which time they each will be nominated to serve annual terms. Other than the two-year term of office of the initial Class II directors, the Class I directors and Class II directors are identical. At each annual meeting of stockholders, directors to replace those of a class or classes whose terms expire at such annual meeting will be elected to hold office until the next succeeding annual meeting and until their respective successors have been duly elected and qualified.

     With the exception of Mr. Kirsch and Mr. Hilliard, our board of directors has determined that all of our directors meet the independence requirements of the New York Stock Exchange.

Board Committees

     Audit and Enterprise Risk Committee. The Audit and Enterprise Risk Committee's functions, among others, are to appoint the independent accountants; review the arrangements for and scope of the audit by independent accountants; review the independence of the independent accountants; consider the adequacy of the system of internal accounting controls and review any proposed corrective actions; review and monitor the Company's compliance with legal and regulatory requirements; and discuss with management and the independent accountants our annual and quarterly financial statements and key accounting and/or reporting matters. The audit committee currently consists of Ms. Perry and Messrs. Schneider, Roberts and Turner, with Mr. Schneider serving as chairman of the committee and as "audit committee financial expert," as defined under SEC rules promulgated under the Sarbanes-Oxley Act. All current members of the Audit and Enterprise Risk Committee are "independent" within the meaning of the regulations adopted by the SEC and the listing requirements adopted by the New York Stock Exchange regarding audit committee membership. A copy of the Audit and Enterprise Risk Committee's charter is available on our website at www.conseco.com.

     Governance and Strategy Committee. The Governance and Strategy Committee is responsible for, among other things, establishing criteria for board membership; considering, recommending and recruiting candidates to fill new positions on the board; reviewing candidates recommended by shareholders; considering questions of possible conflicts of interest involving board members, executive officers and key employees. It is also responsible for developing principles of corporate governance and recommending them to the board for its approval and adoption, reviewing periodically these principles of corporate governance to insure that they remain relevant and are being complied with. The Governance and Strategy Committee currently consists of Ms. Perry and Messrs. Tokarz and Shannon, with Mr. Tokarz serving as chairman of the committee. All current members of the Governance and Strategy Committee are "independent" within the meaning of the listing requirements adopted by the New York Stock Exchange regarding nominating committee membership. A copy of the Governance and Strategy Committee's charter is available on our website at www.conseco.com. The Governance and Strategy Committee does not have a written policy regarding stockholder nominations for director candidates. The Governance and Strategy Committee will, however, consider candidates for director nominees put forward by stockholders. Our bylaws establish an advance notice procedure with regard to certain matters, including stockholder nominations for directors, to be brought before a meeting of stockholders at which directors are to be elected. In the case of an annual meeting, notice must be received by the Secretary of the Company not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting. In the case of a special meeting of stockholders at which directors are to be elected, notice of a stockholder nomination must be received by the Secretary of the Company no later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. A nomination will not be considered if it does not comply with these notice procedures and any additional requirements set forth in our bylaws. Please note that these requirements are separate from the SEC's requirements to have a stockholder nomination or other proposal included in our proxy statement.

     Human Resources and Compensation Committee. The Human Resources and Compensation Committee is responsible for, among other things, approving overall compensation policy; recommending to the board the compensation of the Chief Executive Officer and other senior officers; and reviewing and administering our incentive compensation and equity award plans. The Human Resources and Compensation Committee currently consists of Messrs. Turner, Tokarz and Shannon, with Mr. Shannon serving as chairman of the committee. All current members of the Human Resources and Compensation Committee are "independent" within the meaning of the listing requirements adopted by the New York Stock Exchange regarding compensation committee membership. A copy of the Human Resources and Compensation Committee's charter is available on our website at www.conseco.com.

     Investment Committee. The Investment Committee is responsible for, among other things, reviewing investment policies, strategies and programs; reviewing the procedures which the Company utilizes in determining that funds are invested in accordance with policies and limits approved by the Investment Committee; and reviewing the quality and performance of our investment portfolios and the alignment of asset duration to liabilities. The Investment Committee currently consists of Messrs. Kirsch, Schneider and Roberts, with Mr. Roberts serving as chairman of the committee. A copy of the Investment Committee's charter is available on our website at www.conseco.com.

     Executive Committee. Subject to the requirements of applicable law, including our certificate of incorporation and bylaws, the Executive Committee is responsible for exercising, as necessary, the authority of the board of directors in the management of our business affairs during intervals between board meetings. The Executive Committee currently consists of Messrs. Hilliard, Kirsch and Turner, with Mr. Turner serving as chairman of the committee. A copy of the Executive Committee's charter is available on our website at www.conseco.com.

Compensation Committee Interlocks

     None of the members of the Human Resources and Compensation Committee is or has been an officer or employee of our Company. None of our executive officers serves, or served during 2004, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or Human Resources and Compensation Committee.

Director Compensation

     Our non-employee directors receive an annual cash retainer of $70,000. The chairman of the Audit and Enterprise Risk Committee receives an additional annual cash fee of $30,000, and directors who serve as chairman of one of our other board committees receive an additional annual cash fee of $20,000. Each member of the Audit and Enterprise Risk Committee also receives an annual cash retainer of $15,000. Directors are also entitled to receive $70,000 in annual equity awards under the Conseco, Inc. 2003 Long-Term Equity Incentive Plan. Directors are reimbursed for out-of-pocket expenses incurred in connection with the performance of their responsibilities as directors. See "Executive Chairman Agreement" below for a description of the compensation paid to our chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Conseco's directors and executive officers, and each person who is the beneficial owner of more than 10 percent of any class of Conseco's outstanding equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Conseco. Specific due dates for these reports have been established by the SEC, and Conseco is required to disclose any failure by such persons to file such reports for fiscal year 2004 by the prescribed dates. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Conseco with copies of all reports filed with the SEC pursuant to Section 16(a) of the Exchange Act. To Conseco's knowledge, based solely on review of the copies of reports furnished to Conseco and written representations that no other reports were required, all filings required pursuant to Section 16(a) of the Exchange Act applicable to Conseco's officers, directors and greater than 10 percent beneficial owners were timely made by each such person during the year ended December 31, 2004.

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees regarding their obligations in the conduct of the Company's affairs. A copy of the Code of Business Conduct and Ethics is available free of charge on our website at www.conseco.com.

     ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following Summary Compensation Table sets forth the cash compensation and certain other compensation paid to each person who served as chief executive officer and the other five most highly compensated individuals who served as executive officers of Conseco in 2004 (collectively, the "named executive officers") for services rendered during 2004.

                                                                                   Long-Term Compensation
                                                                                           Awards
                                                                                  ------------------------
                                                                                               Number of
                                                                                              Securities
                                                        Annual Compensation        Restricted  Underlying
                                                   ----------------------------      Stock    Options/SARs      All Other
Name and Principal Position              Year      Salary    Bonus(1)   Other(2)   Awards(3) (in shares)(4)  Compensation(5)
---------------------------              ----      ------    --------   --------   --------- --------------  ---------------
William S. Kirsch (6)(7).............    2004     $296,923   $2,900,071            $6,480,000     400,000      $     68
   President and Chief Executive
   Officer

William J. Shea (8)..................    2004      671,154      307,500  $103,974   1,707,840     296,000      6,252,951
   Former President and Chief            2003    1,026,122    2,000,000            13,569,000     500,000         68,379
   Executive Officer                     2002      774,038    1,100,000    87,625      -           -               3,677

Eugene M. Bullis (9).................    2004      600,000    1,140,073   242,556      -          250,000            774
   Executive Vice President and          2003      609,135    2,400,000             5,467,500      -             162,090
   Chief Financial Officer               2002      243,590      600,000                -           -               -

R. Glenn Hilliard (7)(10)............    2004    1,000,000    1,500,070             4,556,850     255,000            297
   Chairman of the Board

James E. Hohmann (7)(11).............    2004        8,654      600,000             1,940,000     200,000          -
   Executive Vice President and
   Chief Administrative Officer

Eric R. Johnson (7)(12)..............    2004      500,000      925,071                -          150,000            180
   President, 40|86 Advisors, Inc.       2003      505,961    1,600,000             1,640,250      -                 180

John R. Kline........................    2004      275,000      404,602                -          100,000            270
   Senior Vice President and             2003      275,000      171,875             1,093,500      -                 270
   Chief Accounting Officer              2002      214,571    1,052,500                -           -               6,310

--------------

(1) Bonus amounts shown for 2003 include payments approved by the Bankruptcy Court.

(2) Includes for Mr. Shea $92,333 and for Mr. Bullis $242,556, which represents, in each case, the difference between the amount paid by the executive for use of the Company's leased airplane in 2004 pursuant to the IRS stated rate for airplane usage and the estimated cost of such usage to the Company. The Company terminated its airplane lease in February 2005. Also includes for Mr. Shea $68,541 relating to his personal use of Company aircraft in 2002.

(3) The amounts shown in this column represent the value of the award of shares of restricted stock based on the closing price of the common stock on the dates of grant. All restricted stock awards in this column to current executive officers are subject to future vesting and are subject to forfeiture if the officer's employment is terminated prior to vesting.

(4)  No stock appreciation rights have been granted.

(5) For 2004, the amounts reported in this column represent the following amounts paid for the named executive officers: (i) severance payment (Mr. Shea, $6,250,000); (ii) individual life insurance premiums (Mr. Shea, $2,435); and (iii)

     group life insurance premiums (Mr. Kirsch, $68, Mr. Shea, $516, Mr. Bullis, $774, Mr. Hilliard, $297; Mr. Johnson, $180 and Mr. Kline, $270).

(6) Mr. Kirsch was elected as President and Chief Executive Officer in August 2004. His bonus for 2004 included a $1,700,000 signing bonus.

(7) No compensation information is reported for years prior to the year in which the named executive officer became an executive officer of the Company.

(8) Mr. Shea's employment terminated in August 2004. All of the options and restricted stock awards granted to Mr. Shea in 2004 were cancelled prior to vesting. Of the options and restricted stock awards granted to Mr. Shea in 2003, approximately 52% were cancelled prior to vesting.

(9)  Mr. Bullis' employment commenced in July 2002.

(10) Mr. Hilliard became an executive officer and an employee in August 2004. The amounts shown include payments he received for the period from January
     - August 2004 when he served as Non-Executive Chairman.

(11) Mr. Hohmann became an executive officer in December 2004.

(12) Mr. Johnson became an executive officer in September 2003.

Executive Chairman Agreement

     On June 18, 2003, our Predecessor entered into an agreement with R. Glenn Hilliard pursuant to which Mr. Hilliard provided consulting services to our Predecessor during the pendency of the Chapter 11 cases and agreed to serve as our non-executive chairman for an initial term of four years following our emergence from bankruptcy. This agreement, which became effective upon our emergence from bankruptcy, was negotiated with our Predecessor's creditors committee and was approved by the Bankruptcy Court in connection with the approval of the Plan. The agreement provided for (i) an annual director's fee of $1,000,000 for the first two years of the term, and director's fees similar to those paid to similarly situated non-executive chairmen for the latter two years of the term; (ii) a signing bonus of 98,119 shares of common stock, which were issued shortly after our emergence from bankruptcy; (iii) a retention bonus of $1,500,000, which was paid following the first anniversary of our emergence from bankruptcy, and (iv) a retention bonus of $750,000, payable following the second anniversary of our emergence from bankruptcy. Under the agreement, we also issued Mr. Hilliard options to purchase 500,000 shares of common stock and 500,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco, Inc. 2003 Long-Term Equity Incentive Plan.

     In August 2004, Mr. Hilliard was elected Executive Chairman, and he entered into a revised agreement with Conseco pursuant to which he agreed to serve as Executive Chairman through September 10, 2005 and for an additional six-month period after that if mutually agreed by the board and Mr. Hilliard. The financial terms of Mr. Hilliard's agreement with the Company did not change materially after he was elected Executive Chairman. The revised agreement provides for Mr. Hilliard to receive an annual salary of $1,000,000 and to receive retention bonuses of $1,500,000 in September 2004 and $750,000 in September 2005, as had been provided in his original agreement. At such time as he ceases to be Executive Chairman, Mr. Hilliard will again become Non-Executive Chairman and shall receive director's fees comparable to those paid to similarly situated non-executive chairs of other corporations as determined by the board. Mr. Hilliard received an award of 255,000 shares of restricted stock and options to purchase 255,000 shares of common stock, all of which are subject to vesting. Under the agreement, Mr. Hilliard is entitled to a gross-up for excise tax payments under Section 280G of the Internal Revenue Code. If Mr. Hilliard's service as chairman ends as a result of his death, disability, removal other than for cause or failure to be re-elected (each a "qualifying termination") before September 10, 2005, he is entitled to receive the prorated portion of his second-year retention bonus of $750,000. In addition, upon a qualifying termination, vesting of previously granted options and restricted stock will occur as if Mr. Hilliard continued to serve through the next anniversary of our emergence from bankruptcy following his separation. Mr. Hilliard has agreed not to commence full-time employment with any other company during the period in which he is serving as Executive Chairman, and Mr. Hilliard is subject to a non-solicitation and non-competition clause throughout the term of the agreement and for one year thereafter.

Employment Agreements

     Chief Executive Officer. We have entered into an employment agreement with William S. Kirsch, effective August 12, 2004, pursuant to which he would serve as our president and chief executive officer for a term of five years. The agreement provides for an annual base salary of $800,000, an annual performance-based bonus with a target of 100% of base salary and a maximum of 200 percent of base salary, a signing bonus of $1,700,000 and a minimum bonus for 2004 equal to 150% of his base salary. Under the agreement, we provided Mr. Kirsch with an initial equity award comprised of options to purchase 400,000 shares of common stock with an exercise price equal to fair market value on the date of grant and 400,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco 2003 Long-Term Equity Incentive Plan. We agreed to provide Mr. Kirsch with a life insurance policy with a face amount of $800,000. If Mr. Kirsch is terminated by the Company without just cause or if he resigns for good reason (other than in connection with a change of control termination), he is entitled to receive his target bonus (prorated for the partial year period ending on the date of termination), a cash payment equal to two times his annual base salary (subject to reduction if termination occurs prior to the first anniversary of the effective date of the agreement) and a cash payment equal to two times his target bonus. Any options or shares of restricted stock Mr. Kirsch holds on the date of termination shall vest only through such date according to the normal vesting schedule applicable to such options or restricted stock, provided that Mr. Kirsch shall receive additional vesting credit with respect to his initial grant of 400,000 shares of restricted stock and options to purchase 400,000 shares of common stock as if he had remained employed by the Company until the next succeeding anniversary of the date of grant, with the restricted stock being deemed to vest on the same dates as are applicable to the options. If Mr. Kirsch is terminated by the Company (other than for just cause) or if he resigns with good reason within six months in anticipation of or within two years following a change of control of the Company, he is entitled to receive his target bonus (prorated for the partial year period ending on the date of termination), a cash payment equal to three times his annual base salary and a cash payment equal to three times his target bonus. In addition, the initial grant of options and restricted stock granted under the agreement shall fully vest in connection with the change of control or, if later, the date of termination. Under the agreement, Mr. Kirsch is entitled to a gross-up for excise tax payments under Section 280G of the internal revenue code. Mr. Kirsch is also subject to a one-year non-solicitation and non-competition period after his employment with the Company has ended. In the agreement, we recognized that the agreement was an interim agreement and agreed to conduct good-faith negotiations to replace the agreement by the spring of 2005, with a goal of adjusting Mr. Kirsch's compensation and other employment terms to make them competitive with those applicable to chief executive officers of companies of like size and type.

     Former Chief Executive Officer. On May 27, 2003, our Predecessor entered into an employment agreement with William J. Shea pursuant to which he would serve as our President and Chief Executive Officer for an initial term of three years. This agreement, which became effective upon our emergence from bankruptcy, was negotiated with our Predecessor's creditors committee and was approved by the Bankruptcy Court in connection with the approval of the Plan. The agreement provided for an annual base salary of $1,000,000, an annual performance-based bonus with a target of 100% of base salary, and an emergence bonus of $1,000,000, which was paid shortly after our emergence from bankruptcy. Under the agreement, we issued Mr. Shea options to purchase 500,000 shares of common stock and 500,000 shares of restricted stock, all of which were subject to vesting, pursuant to the Conseco 2003 Long-Term Equity Incentive Plan. The agreement also provided that Mr. Shea will receive a retirement benefit of $500,000 per year. Mr. Shea's retirement benefit is guaranteed by our subsidiaries, Conseco Services LLC and Conseco Life Insurance Company of Texas. The agreement also provided that if Mr. Shea was terminated by Conseco without just cause, he would be entitled to a payment of $6,250,000 and a pro rata portion of the greater of (i) his annual bonus for the year in which the separation occurs or (ii) $500,000. Mr. Shea is subject to a non-competition clause under the agreement until August 2005.

     Chief Financial Officer. We have entered into an employment agreement, effective September 10, 2003, with Eugene M. Bullis pursuant to which he would serve as our Executive Vice President and Chief Financial Officer for a term of three years. The agreement provides for an annual base salary of $600,000, an annual performance-based bonus with a target of 100% of base salary and an emergence bonus of $1,200,000, which was paid shortly after our emergence from bankruptcy. Mr. Bullis is also entitled to a future success bonus of $1,200,000 to be paid on the third anniversary of the agreement, subject to acceleration triggers under which one-third of the $1,200,000 future success bonus would be paid upon the occurrence of each of: (i) the first refinancing of our Class A Preferred Stock and Senior Credit Facility, (ii) our obtaining a financial strength rating from A.M. Best of "A-" or higher, and (iii) achievement of agreed upon expense reductions. Mr. Bullis has earned acceleration of $600,000 of the $1,200,000 future success bonus thus far. Under the agreement, we provided Mr. Bullis with an initial equity award comprised of options to purchase 250,000 shares of common stock and 250,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco 2003 Long-Term Equity Incentive Plan. The agreement also provides that Mr. Bullis will receive a supplemental retirement benefit of $250,000 per year, one-third of which will vest each anniversary of the agreement. We have provided Mr. Bullis a life insurance policy with a face amount of $600,000 and agreed to cover the cost of certain relocation expenses. If Mr. Bullis is terminated by the Company without just cause, the unpaid amount of his supplemental retirement benefit will vest and any unpaid portion of the $1,200,000 future success bonus will become due and payable. In addition, vesting of previously granted options and restricted stock will occur as if Mr. Bullis were employed through the next anniversary of our emergence from bankruptcy following his separation. In the event of a change of control of the Company, all previously granted options and restricted stock will vest. In the event that Mr. Bullis' employment is terminated 6 months prior to or within 2 years after a change of control, the unvested amount of his supplemental retirement benefit will vest and any unpaid portion of the $1,200,000 future success bonus will become due and payable. In addition, if Mr. Bullis' employment is terminated 6 months prior to a change of control, all of his unvested options and restricted stock will vest, retroactive to the date of termination, upon the occurrence of the change of control. Mr. Bullis is subject to a non-competition clause under the agreement in the event his service with Conseco terminates prior to the end of the term.

     Chief Administrative Officer. Effective November 29, 2004, we entered into an employment agreement with James E. Hohmann, pursuant to which he would serve as our Executive Vice President and Chief Administrative Officer for an initial term ending December 31, 2008, subject to automatic renewals for successive one-year terms unless we or Mr. Hohmann provide written notice of non-renewal at least 90 days prior to the commencement of a renewal term. The agreement provides for an annual base salary of $450,000, an annual performance-based bonus with a target of 100 percent of base salary and a maximum of 200 percent of base salary (with a minimum bonus of $450,000 for 2005) and bonuses aggregating $600,000 that were paid in December 2004 and January 2005. Under the agreement, we provided Mr. Hohmann with an initial equity award comprised of options to purchase 200,000 shares of common stock with an exercise price equal to the fair market value on the date of grant and 100,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco 2003 Long-Term Equity Incentive Plan. In the event of a change of control of the Company, all unvested options and shares of restricted stock held by Mr. Hohmann will vest. We also agreed to reimburse Mr. Hohmann for up to $5,000 per year for premiums on term life insurance policies in effect on his life, in lieu of any other life insurance benefit. If Mr. Hohmann is terminated by the Company without just cause or if he resigns with reason, he is entitled to receive his base salary plus target bonus (in the form of salary continuation on a pro rata basis) for the 12-month period following his termination and a lump sum payment equal to the pro rata portion of his target bonus for the year in which the date of termination occurs. Any options or shares of restricted stock Mr. Hohmann holds on the date of termination shall vest only through such date according to the normal vesting schedule applicable to such options or restricted stock, provided that Mr. Hohmann shall receive additional vesting credit with respect to his initial grant of options to purchase 200,000 shares of common stock as if he had remained employed by the Company until the next succeeding anniversary of the date of grant and if Mr. Hohmann is not vested in any portion of such grant, 25,000 shares of his initial restricted stock grant shall vest. If Mr. Hohmann is terminated by the Company for any reason within six months in anticipation of or within two years following a change of control of the Company, he is entitled to receive his base salary and target bonus (in the form of salary continuation on a pro rata basis) for the 24-month period following his termination and a lump sum payment equal to the pro rata portion of his target bonus for the year in which the date of termination occurs. To the extent Mr. Hohmann is terminated in anticipation of a change of control, any options or shares of restricted stock he holds shall fully vest, retroactive to the date of termination, upon the occurrence of the change of control. Mr. Hohmann is subject to a two-year non-solicitation period and one-year non-competition period after his employment with the Company has ended.

     Chief Accounting Officer. Effective July 15, 2004, we entered into an employment agreement with John R. Kline pursuant to which he would serve as our Senior Vice President and Chief Accounting Officer for a term of three years. The agreement provides for an annual salary of at least $275,000 and an annual performance-based bonus with a target of 75% of base salary. Under the agreement, we provided Mr. Kline with an initial equity award comprised of options to purchase 100,000 shares of common stock and 50,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco 2003 Long-Term Equity Incentive Plan. In the event of a change of control of the Company, all previously granted options and restricted stock will vest. We also agreed to provide Mr. Kline with a life insurance policy with a face amount of $275,000. If Mr. Kline is terminated by the Company without just cause, he is entitled to receive his base salary and target bonus (in the form of salary continuation on a pro rata basis) for the 12-month period following his termination and a lump sum payment equal to the pro rata portion of his target bonus for the year in which the date of termination occurs. Any options or shares of restricted stock Mr. Kline holds on the date of termination shall vest only through such date according to the normal vesting schedule applicable to such options or restricted stock, and Mr. Kline shall not receive any accelerated or additional vesting of such options or restricted stock on or after the date of termination. If Mr. Kline is terminated by the Company for any reason within six months in anticipation of or within two years following a change of control of the Company, he is entitled to receive his base salary and target bonus (in the form of salary continuation on a pro rata basis) for the 12-month period following his termination and a lump sum payment equal to the pro rata portion of his target bonus for the year in which the date of termination occurs. To the extent Mr. Kline is terminated in anticipation of a change of control, any options or shares of restricted stock he holds shall fully vest, retroactive to the date of termination, upon the occurrence of the change of control.

     President, 40|86 Advisors, Inc. 40|86 Advisors, Inc., a wholly-owned investment management subsidiary of Conseco, Inc. that manages the investment portfolios of our insurance subsidiaries, has entered into an employment agreement, effective September 10, 2003, with Eric R. Johnson pursuant to which he would serve as 40|86 Advisors' President for a term of three years. The agreement provides for an annual base salary of $500,000, an annual performance-based bonus with a target of 100% of base salary and a bonus of $950,000 that was paid in January 2004. Mr. Johnson is also entitled to a future success bonus of $950,000 to be paid on the third anniversary of the agreement, subject to acceleration triggers under which one-third of the $950,000 future success bonus would be paid upon the occurrence of each of: (i) the first refinancing of our Class A Preferred Stock and Senior Credit Facility, (ii) our obtaining a financial strength rating from A.M. Best of "A-" or higher, and
(iii) the achievement of mutually agreed-upon improvements in investment return and quality. Mr. Johnson has earned acceleration of $475,000 of the $950,000 future success bonus thus far. Under the agreement, we provided Mr. Johnson with an initial equity award comprised of options to purchase 150,000 shares of common stock and 75,000 shares of restricted stock, all of which are subject to vesting, pursuant to the Conseco 2003 Long-Term Equity Incentive Plan. We also agreed to provide Mr. Johnson a life insurance policy with a face amount of $500,000. If Mr. Johnson is terminated by 40|86 Advisors without just cause, any unvested portion of the $950,000 future success bonus will become due and payable. In the event of a change of control of the Company, all previously granted options and restricted stock will vest. In the event that Mr. Johnson's employment is terminated 6 months prior to or within 2 years after a change of control, any unvested portion of the $950,000 future success bonus will become due and payable. In addition, if Mr. Johnson's employment is terminated 6 months prior to a change of control, all of his unvested options and restricted stock will vest, retroactive to the date of termination, upon the occurrence of the change of control. Mr. Johnson is subject to a non-competition clause under the agreement in the event his service with 40|86 Advisors terminates prior to the end of the term.

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

Stock Options

     The following table sets forth certain information concerning the exercise in 2004 of options to purchase common stock by the named executive officers and the unexercised options to purchase common stock held by such individuals as of December 31, 2004.

     Aggregated Option Exercises in 2004 and Year-End Option Values

                                                                Number of Securities
                                                               Underlying Unexercised          Value of Unexercised
                                                               Options (in shares) at         In-the-Money Options at
                                  Number of                       December 31, 2004            December 31, 2004(1)
                               Shares Acquired     Value     ---------------------------   ------------------------------
Name                            on Exercise      Realized    Exercisable   Unexercisable   Exercisable      Unexercisable
----                            -----------      --------    -----------   -------------   -----------      -------------
William S. Kirsch.............        -             -             -            400,000           -           $1,500,000
William J. Shea...............    240,753         $445,393        -                -             -                  -
Eugene M. Bullis..............        -             -           62,500         187,500           -                  -
R. Glenn Hilliard.............        -             -          166,666         588,334       $56,666            643,734
James E. Hohmann..............        -             -             -            200,000           -              110,000
Eric R. Johnson...............        -             -           37,500         112,500           -                  -
John R. Kline.................        -             -           25,000          75,000           -                  -

-----------------
 (1) The value is calculated based on the aggregate amount of the excess (if any) of $19.95 (the last sale prices of the common stock as reported by the New York Stock Exchange for the last business day of 2004) over the relevant exercise prices.

     The following table sets forth certain information concerning options to purchase common stock granted in 2004 to the named executive officers. Except as noted, the exercise price of the options shown in the table was equal to the closing sales price of the common stock on the New York Stock Exchange on the date of grant.

     Option Grants in 2004

                                                                Individual Grants
                          -----------------------------------------------------------------------------------------------
                                                                                            Potential Realizable Value at
                                                                                                Assumed Annual Rates of
                                                    % of Total                               Stock Price Appreciation for
                                 Number of       Options Granted     Per Share                        Options Term
                           Securities Underlying to Employees in     Exercise   Expiration   ---------------------------
Name                           Options Granted        2004            Price        Date           5%             10%
----                      --------------------  ----------------   -----------  ----------   -----------      ----------
William S. Kirsch (1)........     400,000               11.4%          $16.20    8/17/14      $4,075,237     $10,327,451
William J. Shea..............     200,000                5.7            21.00        (2)          -                -
                                   96,000                2.7            17.79        (2)          -                -
Eugene M. Bullis(3)..........     250,000                7.1            21.00     6/1/14       2,422,094       6,966,527
R. Glenn Hilliard(4).........     255,000                7.3            17.87    9/17/14       2,865,778       7,262,445
James E. Hohmann(5)..........     200,000                5.7            19.40   12/20/14       2,440,111       6,183,721
Eric R. Johnson(3)...........     150,000                4.3            21.00     6/1/14       1,453,256       4,179,916
John R. Kline(3).............     100,000                2.9            21.00     6/1/14         968,837       2,786,611

------------
(1) These are non-qualified stock options which vest in four equal annual installments beginning August 12, 2005.
(2) These options were cancelled as a result of the termination of Mr. Shea's employment.
(3) These are non-qualified stock options which vest in four equal annual installments beginning October 28, 2004. The last sales price of the common stock on the New York Stock Exchange on the date of grant was $18.84.
(4) These are non-qualified stock options which vest in three equal annual installments beginning September 10, 2005.
(5) These are non-qualified stock options which vest in four equal annual installments beginning December 20, 2005.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 1, 2005 by each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock, each of our directors, each of our named executive officers and all of our directors and executive officers as a group.

       Title                                                                                             Shares
        of                                                                                         Beneficially Owned
       Class                                       Name and Address                               Number      Percentage
       -----                                       ----------------                               ------      ----------
  Common stock            Massachusetts Financial Services Company (1). ....................      9,672,070       6.4%
  Common stock            Lord, Abbett & Co., LLC(2).......................................       9,093,975       6.0
  Common stock            UBS AG (3) ......................................................       8,261,801       5.3
  Common stock            FMR Corp. (4).....................................................      7,724,616       5.1
  Common stock            R. Glenn Hilliard (5).............................................        853,119         *
  Common stock            William S. Kirsch.................................................        400,000         *
  Common stock            Neal C. Schneider.................................................          7,543         *
  Common stock            Debra J. Perry....................................................          4,017         *
  Common stock            Philip R. Roberts.................................................          7,543         *
  Common stock            John G. Turner....................................................          8,543         *
  Common stock            Michael T. Tokarz ................................................          7,543         *
  Common stock            Michael S. Shannon ...............................................         17,543         *
  Preferred stock, Class B                                                                            8,000         *
  Common stock            Eugene M. Bullis..................................................        250,000         *
  Common stock            James E. Hohmann..................................................        100,000         *
  Common stock            Eric R. Johnson...................................................         75,000         *
  Common stock            John R. Kline ....................................................         50,000         *
  Common stock            All directors and executive officers as a group
                             (12 persons) (6)...............................................      1,780,851       1.2

--------------------------
* Less than 1%.

(1) Based solely on the Schedule 13G filed with the SEC on February 9, 2005 by Massachusetts Financial Services Company. Includes 336,840 shares resulting from the assumed conversion of shares of our Class B convertible preferred stock. The business address for Massachusetts Financial Services Company is 500 Boylston Street, Boston, MA 02116.

(2) Based solely on the Schedule 13G filed with the SEC on February 14, 2005 by Lord Abbett & Co., LLC. The business address for Lord Abbett & Co., LLC is 90 Hudson Street, Jersey City, NJ 07302.

(3) Based solely on the Schedule 13D filed with the SEC on October 27, 2004 by UBS AG. The business address for UBS AG is 299 Park Avenue, New York, NY 10171.

(4) Based solely on Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2004 by FMR Corp. on behalf of a group. Includes 905,916 shares resulting from the assumed conversion of shares of our class B convertible preferred stock. The Schedule 13G states that FMR Corp. beneficially owns 7,724,616 shares of our common stock, of which it has sole voting power with respect to 7,300 shares and sole dispositive power with respect to all the shares. As described in the Schedule 13G, various other persons, including Edward C. Johnson 3d, Abigail P. Johnson and Fidelity Management & Research Company, among others, have sole voting and/or dispositive power over varying amounts of our common stock. The business address for FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(5) Includes 98,119 shares held by a charitable foundation, of which Mr. Hilliard is a trustee. He disclaims beneficial ownership of such shares.

(6) Includes 1,484,101 shares of restricted stock held by directors and executive officers which has not yet vested.

     Equity Compensation Plan Information

     The following table summarizes information, as of December 31, 2004, relating to our common stock that may be issued under the Conseco, Inc. 2003 Long-Term Equity Incentive Plan.

                                                                                                Number of securities
                                                                                               remaining available for
                                       Number of securities          Weighted-average           future issuance under
                                    to be issued upon exercise       exercise price of           equity compensation
                                      of outstanding options,      outstanding options,      plans (excluding securities
                                        warrants or rights          warrants or rights        reflected in first column)
                                        ------------------          ------------------        --------------------------
Equity compensation plans
    approved by security holders......        3,447,900                    $19.82                     4,319,862
Equity compensation plans not
    approved by security holders......               -                       -                             -
                                              ---------                    ------                     ---------

Total.................................        3,447,900                    $19.82                     4,319,862
                                              =========                    ======                     =========

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Aggregate fees billed to the Company for the years ended December 31, 2004 and 2003, by PricewaterhouseCoopers LLP were as follows (dollars in millions):

                                                                                   Years ended
                                                                                  December 31,
                                                                                  -------------
                                                                                  2004     2003
                                                                                  ----     ----
       Audit fees (a)........................................................     $5.1     $5.0
       Audit-related fees (b)................................................       .9       .3
       Tax fees (c)..........................................................       .2      2.2
       All other fees (d)....................................................      -         .1
                                                                                  ----     ----

          Total..............................................................     $6.2     $7.6
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

     In 2003 and 2004, all new engagements of the independent registered public accounting firm were pre-approved by the Audit and Enterprise Risk Committee for all audit, audit-related, tax and other services.

                                     PART IV
                                     -------

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  1.   Financial Statements. See Index to Consolidated Financial Statements
          on page 80 for a list of financial statements included in this Report.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2005.

                           CONSECO, INC.

                           By: /s/ William S. Kirsch
                              ----------------------
                              William S. Kirsch
                              President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----
/s / WILLIAM S. KIRSCH                           President, Chief Executive Officer              March 15, 2005
------------------------------------             and Director
William S. Kirsch                                (Principal Executive Officer)


/s / EUGENE M. BULLIS                            Executive Vice President                        March 15, 2005
------------------------------------             and Chief Financial Officer
Eugene M. Bullis                                 (Principal Financial Officer)


/s / JOHN R. KLINE                               Senior Vice President                           March 15, 2005
------------------------------------             and Chief Accounting Officer
John R. Kline                                    (Principal Accounting Officer)

/s / R. GLENN HILLIARD                           Chairman of the Board                           March 15, 2005
------------------------------------
R. Glenn Hilliard

/s / NEAL SCHNEIDER                              Director                                        March 15, 2005
------------------------------------
Neal Schneider

/s / PHILIP R. ROBERTS                           Director                                        March 15, 2005
------------------------------------
Philip R. Roberts

/s / JOHN G. TURNER                              Director                                        March 15, 2005
------------------------------------
John G. Turner

/s / MICHAEL T. TOKARZ                           Director                                        March 15, 2005
------------------------------------
Michael T. Tokarz

/s / MICHAEL S. SHANNON                          Director                                        March 15, 2005
------------------------------------
Michael S. Shannon

/s / DEBRA J. PERRY                              Director                                        March 15, 2005
------------------------------------
Debra J. Perry

               Report of Independent Registered Public Accounting
                     Firm on Financial Statement Schedules



To the Shareholders and Board of Directors
Conseco, Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of Conseco, Inc. and subsidiaries (Successor Company) referred to in our report dated March 15, 2005 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2004 and 2003 and for the year ended December 31, 2004 and for the period from September 1, 2003 through December 31, 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


Indianapolis, Indiana
March 15, 2005

             Report of Independent Registered Public Accounting Firm
                        on Financial Statement Schedules



To the Shareholders and Board of Directors
Conseco, Inc.:

Our audits of the consolidated financial statements of Conseco, Inc. and subsidiaries (Predecessor Company) referred to in our report dated March 10, 2004 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules for the period from January 1, 2003 through August 31, 2003 and for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


Indianapolis, Indiana
March 10, 2004

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                              (Dollars in millions)

                                     ASSETS

                                                                                                      Successor
                                                                                             -----------------------------
                                                                                             December 31,     December 31,
                                                                                                 2004             2003
                                                                                                 ----             ----
Cash and cash equivalents:
    Unrestricted..........................................................................     $   27.8         $   11.1
    Restricted............................................................................          3.9             17.3
Other invested assets.....................................................................           .1               .1
Investment in wholly-owned subsidiaries (eliminated in consolidation).....................      4,826.4          4,150.2
Receivable from subsidiaries (eliminated in consolidation)................................          -                 .6
Income tax assets.........................................................................         59.4              1.7
Other assets..............................................................................         57.8             67.0
                                                                                               --------         --------

          Total assets....................................................................     $4,975.4         $4,248.0
                                                                                               ========         ========


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.........................................................................    $   758.9         $1,300.0
    Payable to subsidiaries (eliminated in consolidation).................................        251.9             45.4
    Other liabilities.....................................................................         62.4             85.0
                                                                                               --------         --------

          Total liabilities...............................................................      1,073.2          1,430.4
                                                                                               --------         --------


Commitments and Contingencies

Shareholders' equity:
    Preferred stock.......................................................................        667.8            887.5
    Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding:  2004 - 151,057,863;
       2003 - 100,115,772) ...............................................................      2,599.3          1,642.9
    Accumulated other comprehensive income................................................        337.3            218.7
    Retained earnings.....................................................................        297.8             68.5
                                                                                               --------         --------

          Total shareholders' equity......................................................      3,902.2          2,817.6
                                                                                               --------         --------

          Total liabilities and shareholders' equity......................................     $4,975.4         $4,248.0
                                                                                               ========         ========





                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
                              (Dollars in millions)

                                                                            Successor                 Predecessor
                                                                   ---------------------------   -------------------------
                                                                       Year        Four months   Eight months     Year
                                                                       ended          ended          ended        ended
                                                                   December 31,   December 31,    August 31,   December 31,
                                                                       2004           2003            2003        2002
                                                                       ----           ----            ----        ----
Revenues:
   Net investment income..........................................   $    .2         $   .1        $    3.7    $    2.4
   Fee and interest income from subsidiaries (eliminated in
     consolidation)...............................................       -              -                .2        27.2
   Net investment losses..........................................       -              -              (1.9)         -
   Other income...................................................       -              5.6              .2         1.5
                                                                     -------         ------        --------    --------

       Total revenues.............................................        .2            5.7             2.2        31.1
                                                                     -------         ------        --------    --------

Expenses:
   Interest expense on notes payable (contractual interest:  $268.5 for the eight months ended August 31, 2003; and $345.3
     for 2002)....................................................      71.4           34.3           194.0       325.3
   Provision for loss.............................................       -              -              15.9       147.2
   Intercompany expenses (eliminated in consolidation)............       1.3             .1             6.7         1.2
   Operating costs and expenses...................................      48.2           14.6            (5.6)       94.1
   Special charges................................................       -              -               -          25.7
   Gain on extinguishment of debt.................................      (2.8)           -               -          (1.8)
   Reorganization items, net......................................       -              -          (2,133.8)       14.4
                                                                     -------         ------        --------    --------

       Total expenses.............................................     118.1           49.0        (1,922.8)      606.1
                                                                     -------         ------        --------    --------

       Income (loss) before income taxes, equity in undistributed earnings of subsidiaries, distributions on company-obligated mandatorily redeemable preferred securities of subsidiary
         trusts, discontinued operations and cumulative effect of
         accounting change........................................    (117.9)         (43.3)        1,925.0      (575.0)

Income tax expense (benefit):
   Tax expense (benefit) on period income.........................     (36.1)          (6.1)            8.5      (108.2)
   Valuation allowance for deferred tax assets....................       -              -               -         753.9
                                                                     -------         ------        --------    --------

       Income (loss) before equity in undistributed earnings of
         subsidiaries, distributions on Company-obligated
         mandatorily redeemable preferred securities of subsidiary
         trusts, discontinued operations and cumulative effect of
         accounting change........................................     (81.8)         (37.2)        1,916.5    (1,220.7)

Equity in undistributed earnings of subsidiaries before discontinued
   operations, and cumulative effect of accounting change
   (eliminated in consolidation)..................................     376.6          133.5           269.2    (1,275.8)
                                                                     -------         ------        --------    --------

       Income (loss) before distributions on Company-obligated
         mandatorily redeemable preferred securities of subsidiary
         trusts, discontinued operations and cumulative effect of
         accounting change........................................     294.8           96.3         2,185.7    (2,496.5)

Distributions on Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts (contractual
   distributions for 2002 of $179.8)..............................       -              -               -        173.2
                                                                     -------         ------        --------    -------

       Income (loss) before discontinued operations,
         and cumulative effect of accounting change...............     294.8           96.3         2,185.7    (2,669.7)

Discontinued operations of subsidiaries, net of income taxes......       -              -              16.0    (2,216.8)
Cumulative effect of accounting change of subsidiaries, net
   of income taxes................................................       -              -               -      (2,949.2)
                                                                     -------         ------        --------    --------

       Net income (loss)..........................................     294.8           96.3         2,201.7    (7,835.7)

Preferred stock dividends (contractual distributions for 2002
   of $2.1).......................................................      65.5           27.8             -           2.1
                                                                     -------         ------        --------    --------

       Income (loss) applicable to common stock...................   $ 229.3         $ 68.5        $2,201.7   $(7,837.8)
                                                                     =======         ======        ========   =========

                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
                              (Dollars in millions)

                                                                            Successor                  Predecessor
                                                                   ---------------------------   ------------------------
                                                                       Year        Four months   Eight months    Year
                                                                       ended          ended          ended       ended
                                                                   December 31,   December 31,   August 31,  December 31,
                                                                       2004           2003            2003       2002
                                                                       ----           ----            ----       ----
Cash flows used by operating activities..........................   $  (128.9)       $  (8.9)        $(8.1)    $ (188.9)
                                                                    ---------        -------         -----     --------

Cash flows from investing activities:
   Sales and maturities of investments...........................         -              -             -           16.0
   Investments and advances to consolidated subsidiaries*........      (110.2)           -            (3.5)      (121.3)
   Purchases of investments......................................         -              -             -          (56.7)
   Change in restricted cash.....................................        13.4          (17.3)          -            -
   Payments from subsidiaries*...................................          -              .8           5.5        414.0
                                                                    ---------        -------         -----     --------

         Net cash provided (used) by investing activities........       (96.8)         (16.5)          2.0        252.0
                                                                    ---------        -------         -----     --------

Cash flows from financing activities:
   Issuance of notes payable, net................................       790.2            -             -            -
   Issuance of preferred stock, net..............................       667.8            -             -            -
   Issuance of common stock, net.................................       882.2            -             -            -
   Payments on notes payable.....................................    (1,332.0)           -             -          (75.5)
   Redemption of preferred stock.................................      (928.9)           -             -            -
   Issuance of notes payable to affiliates*......................       298.0           27.0           -            -
   Payments on notes payable to affiliates*......................      (112.0)           -             -            -
   Dividends paid on preferred stock.............................       (19.3)           -             -            -
   Dividends to subsidiaries*....................................         -              -             -          (36.0)
   Dividends and distributions on Company-obligated mandatorily
     redeemable preferred securities of subsidiary trusts........         -              -             -          (86.2)
   Other.........................................................        (3.6)           -             -            -
                                                                    ---------        -------         -----     --------

         Net cash provided (used) by financing activities........       242.4           27.0           -         (197.7)
                                                                    ---------        -------         -----     --------

         Net increase (decrease) in cash and cash equivalents....        16.7            1.6          (6.1)      (134.6)

   Cash and cash equivalents, beginning of the period............        11.1            9.5          15.6        150.2
                                                                    ---------        -------         -----     --------

   Cash and cash equivalents, end of the period..................   $    27.8        $  11.1         $ 9.5     $   15.6
                                                                    =========        =======         =====     ========

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

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance
                              (Dollars in millions)

                                                                       Successor           Predecessor
                                                               ---------------------       ------------
                                                                     December 31,
                                                               ---------------------      December 31,
                                                               2004            2003           2002
                                                               ----            ----           ----
Life insurance inforce:
   Direct.............................................      $75,343.7        $85,830.2     $ 94,098.3
   Assumed............................................        1,164.1          1,753.8        3,380.7
   Ceded .............................................      (20,067.1)       (23,431.2)     (26,368.9)
                                                            ---------       ----------     ----------

         Net insurance inforce........................      $56,440.7        $64,152.8     $ 71,110.1
                                                            =========        =========     ==========

         Percentage of assumed to net.................            2.1%             2.7%           4.8%
                                                                  ===              ===            ===

                                                                      Successor                     Predecessor
                                                           ----------------------------    -----------------------------
                                                               Year         Four months    Eight months       Year
                                                               ended           ended           ended          ended
                                                           December 31,    December 31,     August 31,      December 31,
                                                               2004            2003            2003           2002
                                                               ----            ----            ----           ----

   Insurance policy income:
     Direct...........................................      $2,753.5         $   934.3       $2,011.4       $ 3,287.8
     Assumed..........................................          70.2              31.9           57.3            78.7
     Ceded............................................        (255.2)            (92.1)        (196.4)         (327.8)
                                                            --------         ---------       --------       ---------

         Net premiums.................................      $2,568.5         $   874.1       $1,872.3       $ 3,038.7
                                                            ========         =========       ========       =========

         Percentage of assumed to net.................           2.7%              3.6%           3.1%            2.6%
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

3.2 Amended and Restated Bylaws of Conseco, Inc. dated as of August 24, 2004, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed August 26, 2004.

4.2 Series A Warrant Agreement between Conseco, Inc. and Wachovia Bank, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed September 15, 2003.

4.3 Certificate of Designations relating to 5.50% Mandatorily Convertible Preferred Stock, Class B, of Conseco, Inc., incorporated by reference to
        Exhibit 4.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1 Credit Agreement dated as of June 22, 2004 among Conseco, Inc., Bank of America, N.A., as Agent, and other financial institutions, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 23, 2004.

10.4 Guarantee and Security Agreement dated as of June 22, 2004 among Conseco, Inc., the Subsidiary Guarantors Party Thereto and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 23, 2004.

10.7 Employment Agreement dated as of May 27, 2003 between Conseco, Inc. and William J. Shea, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.8 Agreement dated as of August 20, 2004 between Conseco, Inc. and R. Glenn Hilliard, incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed September 17, 2004.

10.9 Employment Agreement dated as of August 12, 2004 between Conseco, Inc. and William S. Kirsch, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed September 17, 2004.

10.10 Employment Agreement dated as of September 10, 2003 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.11 Employment Agreement dated as of July 15, 2004 between Conseco Services, LLC and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

10.14 Form of executive stock option agreement under Conseco, Inc. 2003 Long-Term Equity Incentive Plan.

10.15 Form of executive restricted stock agreement under Conseco, Inc. 2003 Long-Term Equity Incentive Plan.

10.16 Form of Indemnification Agreement among Conseco, Inc., CDOC, Inc., Conseco Services, LLC and each director of Conseco, Inc., incorporated by reference to Exhibit 10.14 of Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-112312).

10.17 Form of Limited Undertaking among Conseco Life Insurance Company of Texas, Conseco, Inc. and each director of Conseco, Inc., incorporated by reference to Exhibit 10.15 of Amendment No. 3 to our Registration Statement of Form S-1 (No. 333-112312).

10.18 Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

10.19 Employment Agreement dated as of November 29, 2004 between Conseco, Inc. and James E. Hohmann, incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed December 21, 2004.

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

10.8 Agreement dated as of August 20, 2004 between Conseco, Inc. and R. Glenn Hilliard, incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed September 17, 2004.

10.9 Employment Agreement dated as of August 12, 2004 between Conseco, Inc. and William S. Kirsch, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed September 17, 2004.

10.10 Employment Agreement dated as of September 10, 2003 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312).

10.11 Employment Agreement dated as of July 15, 2004 between Conseco Services, LLC and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

10.14 Form of executive stock option agreement under Conseco, Inc. 2003 Long-Term Equity Incentive Plan.

10.15 Form of executive restricted stock agreement under Conseco, Inc. 2003 Long-Term Equity Incentive Plan.

10.19 Employment Agreement dated as of November 29, 2004 between Conseco, Inc. and James E. Hohmann, incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed December 21, 2004.