Form 10-Q
period 2005-03-31
CONSECO INC
filed 2005-05-09
CIK 1224608

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

                       For the period ended March 31, 2005

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to
                                                      ------    -------

                        Commission File Number 001-31792

                                  Conseco, Inc.

                Delaware                               75-3108137
        ----------------------               ------------------------------
        State of Incorporation               IRS Employer Identification No.


     11825 N. Pennsylvania Street
         Carmel, Indiana  46032                      (317) 817-6100
 --------------------------------------              --------------
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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [X] No [ ]

        Shares of common stock outstanding as of May 2, 2005: 151,057,863

================================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004..................................   3
           Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004................   5
           Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2005 and 2004......   6
           Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004................   7
           Notes to Consolidated Financial Statements.............................................................   8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

           Cautionary Statement Regarding Forward-Looking Statements..............................................   26
           Overview ..............................................................................................   27
           Critical Accounting Policies ..........................................................................   27
           Risk Factors ..........................................................................................   27
           Results of Operations..................................................................................   28
           Premium Collections....................................................................................   40
           Liquidity and Capital Resources........................................................................   46
           Investments............................................................................................   50
           New Accounting Standards ..............................................................................   56

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ............................................   56

Item 4.    Controls and Procedures................................................................................   56

PART II - OTHER INFORMATION

Item 1.    Litigation and Other Legal Proceedings ................................................................   56

Item 6.    Exhibits ..............................................................................................   56

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                              March 31,        December 31,
                                                                                                2005               2004
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     March 31, 2005 - $21,723.2; December 31, 2004 - $20,985.8)...........................    $21,992.7         $21,599.0
   Equity securities at fair value (cost: March 31, 2005 - $62.3;
     December 31, 2004 - $62.3)...........................................................         68.1              68.3
   Mortgage loans.........................................................................      1,116.9           1,123.8
   Policy loans...........................................................................        436.4             448.5
   Trading securities.....................................................................        858.5             902.3
   Other invested assets .................................................................        134.3             164.4
                                                                                              ---------         ---------

       Total investments..................................................................     24,606.9          24,306.3

Cash and cash equivalents:
   Unrestricted...........................................................................        287.4             776.6
   Restricted.............................................................................         18.7              18.9
Accrued investment income.................................................................        324.3             308.4
Value of policies in force at the Effective Date..........................................      2,606.4           2,629.6
Cost of policies produced.................................................................        503.2             409.1
Reinsurance receivables...................................................................        902.4             975.7
Income tax assets.........................................................................      1,017.7             967.2
Assets held in separate accounts..........................................................         31.0              32.9
Other assets..............................................................................        403.7             330.8
                                                                                              ---------         ---------

       Total assets.......................................................................    $30,701.7         $30,755.5
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               March 31,       December 31,
                                                                                                 2005              2004
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $12,505.7       $12,508.2
     Traditional products...................................................................     11,745.7        11,741.3
     Claims payable and other policyholder funds............................................        884.9           879.8
     Liabilities related to separate accounts...............................................         31.0            32.9
   Other liabilities........................................................................        553.4           498.3
   Investment borrowings....................................................................        427.7           433.9
   Notes payable - direct corporate obligations.............................................        758.4           758.9
                                                                                                ---------       ---------

         Total liabilities..................................................................     26,906.8        26,853.3
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: March 31, 2005 - 151,057,863; December 31, 2004 - 151,057,863)........          1.5             1.5
   Additional paid-in capital...............................................................      2,600.1         2,597.8
   Accumulated other comprehensive income...................................................        155.4           337.3
   Retained earnings........................................................................        370.1           297.8
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      3,794.9         3,902.2
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $30,701.7       $30,755.5
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Revenues:
   Insurance policy income.............................................................       $  727.7           $  748.4
   Net investment income (loss):
     General account assets............................................................          337.8              312.0
     Policyholder and reinsurer accounts...............................................          (23.3)              15.7
     Net realized investment gains.....................................................            1.6               27.1
   Fee revenue and other income........................................................            4.2                7.4
                                                                                              --------           --------

       Total revenues..................................................................        1,048.0            1,110.6
                                                                                              --------           --------

Benefits and expenses:
   Insurance policy benefits...........................................................          671.0              719.7
   Interest expense....................................................................           14.7               29.1
   Amortization........................................................................           94.7               98.2
   Other operating costs and expenses..................................................          140.4              151.2
                                                                                              --------           --------

       Total benefits and expenses.....................................................          920.8              998.2
                                                                                              --------           --------

       Income before income taxes......................................................          127.2              112.4

Income tax expense on period income....................................................           45.4               39.6
                                                                                              --------           --------

       Net income......................................................................           81.8               72.8

Preferred stock dividends..............................................................            9.5               22.9
                                                                                              --------           --------

       Net income applicable to common stock...........................................       $   72.3           $   49.9
                                                                                              ========           ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding...............................................    151,058,000        100,116,000
                                                                                           ===========        ===========

     Net income........................................................................           $.48               $.50
                                                                                                  ====               ====

   Diluted:
     Weighted average shares outstanding...............................................    186,764,000        100,588,000
                                                                                           ===========        ===========

     Net income........................................................................           $.44               $.50
                                                                                                  ====               ====
















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital       income        earnings
                                                          -----      -----    ---------------       ------        --------
Balance, January 1, 2005.............................    $3,902.2     $667.8      $2,599.3           $337.3        $297.8

   Comprehensive income, net of tax:
     Net income......................................        81.8        -             -                -            81.8
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $101.8)............................      (181.9)       -             -             (181.9)          -
                                                         --------

         Total comprehensive loss....................      (100.1)

     Stock option and restricted stock plans.........         2.3        -             2.3              -             -
     Dividends on preferred stock....................        (9.5)       -             -                -            (9.5)
                                                         --------     ------      --------           ------        ------

Balance, March 31, 2005..............................    $3,794.9     $667.8      $2,601.6           $155.4        $370.1
                                                         ========     ======      ========           ======        ======

Balance, January 1, 2004.............................    $2,817.6     $887.5      $1,642.9           $218.7        $ 68.5

   Comprehensive income, net of tax:
     Net income......................................        72.8        -             -                -            72.8
     Change in unrealized appreciation
       of investments (net of applicable income tax
       expense of $140.5)............................       252.0        -             -              252.0           -
                                                         --------

         Total comprehensive income..................       324.8

     Stock option and restricted stock plans.........         4.5        -             4.5              -             -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................        22.9       22.9           -                -             -
     Dividends on preferred stock....................       (22.9)       -             -                -           (22.9)
                                                         --------     ------      --------           ------        ------

Balance, March 31, 2004..............................    $3,146.9     $910.4      $1,647.4           $470.7        $118.4
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $   635.3          $   649.6
   Net investment income.................................................................        348.6              358.8
   Fee revenue and other income..........................................................          4.2                7.4
   Net sales (purchases) of trading securities...........................................         26.1               (1.6)
   Insurance policy benefits.............................................................       (450.6)            (542.1)
   Interest expense......................................................................        (11.6)             (25.5)
   Policy acquisition costs..............................................................       (107.2)             (89.8)
   Other operating costs.................................................................       (153.0)            (159.1)
   Taxes.................................................................................          5.9               12.9
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        297.7              210.6
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      3,148.0            2,324.0
   Maturities and redemptions of investments.............................................        320.6              634.3
   Purchases of investments..............................................................     (4,183.8)          (3,395.5)
   Change in restricted cash.............................................................           .2               16.4
   Other.................................................................................         (4.8)               4.3
                                                                                             ---------          ---------

     Net cash used by investing activities ..............................................       (719.8)            (416.5)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Payments on notes payable.............................................................          (.9)               -
   Amounts received for deposit products.................................................        402.1              359.6
   Withdrawals from deposit products.....................................................       (452.6)            (453.7)
   Investment borrowings.................................................................         (6.2)              73.9
   Dividends paid on preferred stock.....................................................         (9.5)               -
   Other.................................................................................           -                (3.6)
                                                                                             ---------          ---------

       Net cash used by financing activities.............................................        (67.1)             (23.8)
                                                                                             ---------          ---------

       Net decrease in cash and cash equivalents.........................................       (489.2)            (229.7)

Cash and cash equivalents, beginning of period...........................................        776.6            1,228.7
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   287.4          $   999.0
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2004 Form 10-K of Conseco, Inc.

     Conseco, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO is the successor to Conseco, Inc., an Indiana corporation ("Old Conseco" or our "Predecessor"), in connection with its bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). The terms "Conseco", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries and, unless the context requires otherwise, Old Conseco and its subsidiaries. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary for a fair statement of our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2005 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     The balance sheet at December 31, 2004, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the cost of policies produced, the value of policies in force at the Effective Date, certain investments, assets and liabilities related to income taxes, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals and amounts recoverable from loans to certain former directors and former employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

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

     Our trading security accounts are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $858.5 million and $902.3 million at March 31, 2005 and December 31, 2004, respectively. The change in the market value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Accumulated other comprehensive income is comprised of the net effect of unrealized appreciation on our investments. These amounts, included in shareholders' equity as of March 31, 2005 and December 31, 2004, were as follows (dollars in millions):

                                                                                         March 31,       December 31,
                                                                                           2005              2004
                                                                                           ----              ----
Net unrealized appreciation on investments............................................     $279.5          $ 621.6
Adjustment to value of policies inforce at the Effective Date.........................      (33.9)           (85.7)
Adjustment to cost of policies produced...............................................       (3.6)           (10.2)
Deferred income tax liability.........................................................      (86.6)          (188.4)
                                                                                           ------          -------

     Accumulated other comprehensive income...........................................     $155.4          $ 337.3
                                                                                           ======          =======

     AMORTIZATION OF THE VALUE OF POLICIES INFORCE AT THE EFFECTIVE DATE

     The value assigned to the right to receive future cash flows from contracts existing at August 31, 2003 (the effective date of the reorganization of our Predecessor) is referred to as the value of policies inforce as of the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. For universal life or investment products, we amortize these costs using the interest rate credited to the underlying policies in relation to the established gross profits. For other products, we amortize these costs using the projected investment earnings rate in relation to future anticipated premium revenue.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the value of policies inforce at the Effective Date for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We included the impact of this adjustment in accumulated other comprehensive income within shareholders' equity.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                 -----------------------
                                                                                                 2005               2004
                                                                                                 ----               ----
Net income...................................................................................    $81.8           $  72.8
Preferred stock dividends....................................................................     (9.5)            (22.9)
                                                                                                 -----           -------

     Net income applicable to common stock
       for basic earnings per share..........................................................     72.3              49.9

Effect of dilutive securities:
   Preferred stock dividends.................................................................      9.5               -
                                                                                                 -----           -------

     Net income applicable to common stock and assumed conversions for diluted earnings
       per share.............................................................................    $81.8             $49.9
                                                                                                 =====             =====

Shares:
   Weighted average shares outstanding
     for basic earnings per share............................................................  151,058           100,116
                                                                                               -------           -------

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock.........................................   35,027                 -
     Stock option and restricted stock plans.................................................      679               472
                                                                                               -------           -------

     Dilutive potential common shares........................................................   35,706               472
                                                                                               -------           -------

   Weighted average shares outstanding for diluted earnings per share........................  186,764           100,588
                                                                                               =======           =======

     For the three months ended March 31, 2004, equivalent common shares of 44.2 million related to the assumed conversion of convertible exchangeable preferred stock (which was redeemed in the second quarter of 2004) were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

     Basic earnings per common share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding for the period. Restricted shares are not included in basic earnings per share until vested. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised and restricted stock was vested. The dilution from options and restricted shares is calculated using the treasury stock method. Under this method we assume the proceeds from the exercise of the options (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR STOCK OPTIONS

     We measure compensation cost for our stock option plans using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Under this method, compensation cost is recorded when the quoted market price at the grant date exceeds the amount an employee must pay to acquire the stock. When the Company issues employee stock options with the exercise price equal to or greater than the market price of our stock on the grant date, no compensation cost is recorded. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148") require disclosures of the pro forma effects of using the fair value method of accounting for stock options.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. In April 2005, the SEC delayed the implementation date of SFAS 123R. Conseco will implement SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company will begin recognizing compensation cost for all awards granted, modified, repurchased or cancelled on and after January 1, 2006. In addition, we will be required to recognize compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of January 1, 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The aggregate value of unvested options at March 31, 2005, as determined using the Black-Scholes option valuation model at the date of grant, was $12.9 million, of which $9.0 million will be recognized as compensation cost over the remaining vesting period after January 1, 2006. If compensation cost had been determined based on the fair value at the grant dates for all awards issued after the Effective Date, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Net income, as reported .................................................................        $81.8            $72.8
Less stock-based employee compensation expense determined
     under the fair value method for all awards, net of
     income taxes........................................................................           .6               .3
                                                                                                 -----            -----

Pro forma net income.....................................................................        $81.2            $72.5
                                                                                                 =====            =====

Earnings per share:
     Basic, as reported..................................................................         $.48             $.50
     Basic, pro forma  ..................................................................          .47              .50

     Diluted, as reported................................................................         $.44             $.50
     Diluted, pro forma..................................................................          .43              .49

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     BUSINESS SEGMENTS

     We manage our business through the following: two primary operating segments, Bankers Life and Conseco Insurance Group, which are defined on the basis of product distribution; a third segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

     Operating information by segment was as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities....................................................................     $   12.3          $   12.2
            Supplemental health..........................................................        301.7             292.4
            Life.........................................................................         42.2              37.7
            Other........................................................................          3.1               2.8
       Net investment income (a).........................................................        113.5              99.1
       Fee revenue and other income (a)..................................................           .6                .3
       Net realized investment gains (a).................................................          2.0              11.0
                                                                                              --------          --------

                Total Bankers Life revenues..............................................        475.4             455.5
                                                                                              --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities....................................................................          5.6               5.4
            Supplemental health..........................................................        171.6             186.3
            Life.........................................................................         96.2             103.8
            Other........................................................................          3.5               4.5
       Net investment income (a).........................................................        157.3             188.1
       Fee revenue and other income (a)..................................................           .5               1.8
       Net realized investment gains (losses) (a)........................................         (2.5)             16.2
                                                                                              --------          --------

                Total Conseco Insurance Group
                    revenues.............................................................        432.2             506.1
                                                                                              --------          --------

    Other Business in Run-Off:
       Insurance policy income - supplemental health.....................................         91.5             103.3
       Net investment income (a).........................................................         43.2              40.3
       Fee revenue and other income (a)..................................................           .1                .3
       Net realized investment gains (a).................................................          2.1               2.7
                                                                                              --------          --------

                Total Other Business in Run-Off
                    revenues.............................................................        136.9             146.6
                                                                                              --------          --------

    Corporate:
       Net investment income.............................................................           .5                .2
       Fee and other income..............................................................          3.0               5.0
       Net realized investment losses....................................................          -                (2.8)
                                                                                              --------          --------

                Total corporate revenues.................................................          3.5               2.4
                                                                                              --------          --------

                Total revenues...........................................................      1,048.0           1,110.6
                                                                                              --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Expenses:
    Bankers Life:
       Insurance policy benefits........................................................        $329.4            $306.5
       Amortization.....................................................................          46.9              45.7
       Interest expense on investment borrowings........................................            .7                .4
       Other operating costs and expenses...............................................          37.7              35.5
                                                                                                ------            ------

            Total Bankers Life expenses.................................................         414.7             388.1
                                                                                                ------            ------

    Conseco Insurance Group:
       Insurance policy benefits........................................................         255.1             311.9
       Amortization.....................................................................          42.0              47.7
       Interest expense on investment borrowings........................................           2.0                .9
       Other operating costs and expenses...............................................          69.6              76.3
                                                                                                ------            ------

            Total Conseco Insurance Group expenses......................................         368.7             436.8
                                                                                                ------            ------

    Other Business in Run-Off:
       Insurance policy benefits........................................................          86.5             101.3
       Amortization.....................................................................           5.8               4.8
       Other operating costs and expenses...............................................          21.0              22.9
                                                                                                ------            ------

            Total Other Business in Run-Off expenses....................................         113.3             129.0
                                                                                                ------            ------

    Corporate:
       Interest expense on corporate debt...............................................          12.0              27.8
       Other operating costs and expenses...............................................          12.1              16.5
                                                                                               -------            ------

            Total corporate expenses....................................................          24.1              44.3
                                                                                               -------            ------

            Total expenses..............................................................         920.8             998.2
                                                                                                ------            ------

    Income (loss) before income taxes:
            Bankers Life................................................................          60.7              67.4
            Conseco Insurance Group.....................................................          63.5              69.3
            Other Business in Run-Off...................................................          23.6              17.6
            Corporate operations........................................................         (20.6)            (41.9)
                                                                                                ------            ------

                Income before income taxes..............................................        $127.2            $112.4
                                                                                                ======            ======

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return linked to the performance of a particular index, such as the Standard & Poor's 500 Index ("S&P 500 Index") based on a percentage (the "participation rate") over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy one-year call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We include the cost of the options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder accounts). Option costs that are attributable to benefits provided were $10.2 million and $12.0 million in the three months ended March 31, 2005 and 2004, respectively. These costs are reflected in the change in market value of the options included in investment income. Net investment income (loss) related to equity-indexed products before this expense was $(5.8) million and $17.5 million in the three months ended March 31, 2005 and 2004, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of the options was $41.2 million and $50.4 million at March 31, 2005 and December 31, 2004, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $215.9 million and $236.7 million at March 31, 2005 and December 31, 2004, respectively. We have transferred a specified block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2005, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $25.5 million and $32.1 million at March 31, 2005 and December 31, 2004, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     We hold bank loans made to certain former directors and employees that enabled them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which exceed $260 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At March 31, 2005, we have estimated that approximately $43 million of the D&O loan balance (which is included in other

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $19 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at March 31, 2005 and December 31, 2004 was $24.6 million and $22.0 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $60.6 million and $64.7 million in the three months ended March 31, 2005 and 2004, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $71.9 million and $82.9 million in the three months ended March 31, 2005 and 2004, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $14.3 million and $18.2 million in the three months ended March 31, 2005 and 2004, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivatives embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense were as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Current tax provision....................................................................      $ -                 $ 1.8
Deferred tax provision...................................................................       45.4                37.8
                                                                                               -----               -----

         Income tax expense on period income.............................................      $45.4               $39.6
                                                                                               =====               =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
U.S. statutory corporate rate........................................................          35.0%               35.0%
Other nondeductible expenses.........................................................            .6                  .3
State taxes..........................................................................            .5                  .4
Provision for tax issues and other...................................................           (.4)                (.5)
                                                                                               ----                ----

         Effective tax rate..........................................................          35.7%               35.2%
                                                                                               ====                ====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                           March 31,         December 31,
                                                                                              2005               2004
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to worthless investment in Conseco Finance Corp...........      $ 1,452.4         $ 1,452.4
       Other..........................................................................          107.8              99.9
    Capital loss carryforwards........................................................          375.2             388.6
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,547.0           1,598.0
       Reserve for loss on loan guarantees............................................          207.3             207.3
                                                                                            ---------         ---------

         Gross deferred tax assets....................................................        3,689.7           3,746.2
                                                                                            ---------         ---------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (55.4)            (79.7)
       Value of policies in force at the Effective Date and cost of policies produced.         (735.2)           (732.1)
       Unrealized appreciation of investments.........................................          (86.6)           (188.4)
       Other..........................................................................         (179.3)           (169.4)
                                                                                            ---------         ---------

         Gross deferred tax liabilities...............................................       (1,056.5)         (1,169.6)
                                                                                            ---------         ---------

         Net deferred tax assets before valuation allowance...........................        2,633.2           2,576.6

Valuation allowance...................................................................       (1,629.6)         (1,629.6)
                                                                                            ---------         ---------

         Net deferred tax assets......................................................        1,003.6             947.0

Current income taxes prepaid..........................................................           14.1              20.2
                                                                                            ---------         ---------

         Net income tax assets........................................................      $ 1,017.7         $   967.2
                                                                                            =========         =========

     Conseco and its affiliates are currently under examination by the Internal Revenue Service (the "IRS") for tax years ending December 31, 2002 through December 31, 2003. The outcome of this examination is not expected to have a material adverse affect on our operating results, but may result in utilization or adjustment of the income tax loss carryforwards reported below, and is expected to resolve the Section 382 limitation and the life insurance limitation issues more fully discussed below.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

deferred tax assets before valuation allowance totaled $2.6 billion at March 31, 2005. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken and plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.

     As of March 31, 2005, we believe that it is necessary to have a valuation allowance on a portion of our deferred tax assets. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on such component's ability to be fully recognized in the future. Two significant issues include whether section 382 of the Internal Revenue Code (the "Code") applies to limit the net operating losses related to our previous subsidiary, Conseco Finance Corp. ("CFC"), and whether such net operating losses are eligible to offset life insurance income without limitation. We intend to maintain a sufficient valuation allowance against our deferred tax assets until objective evidence exists to further reduce or eliminate it.

     Based upon our projections of future income that we completed in early 2005, we believe that we will more likely than not recover $1,003.6 million of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving our projections of future taxable income, and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. There was no change in our valuation allowance during the first quarter of 2005.

     As of March 31, 2005, we had $4.5 billion of net operating loss carryforwards and $1.1 billion of capital loss carryforwards (including the loss resulting from the worthlessness of CFC discussed below), which expire as follows (dollars in millions):

                                        Operating loss carryforwards                        Capital loss carryforwards
                            ---------------------------------------------------  ---------------------------------------------------
  Year of expiration        Subject to section 382   Not subject to section 382  Subject to section 382   Not subject to section 382
  ------------------        ----------------------   --------------------------  ----------------------   --------------------------
       2005......................  $   .2              $    -                         $    -                  $ -
       2006......................      .1                   -                              -                    -
       2007......................     5.8                   -                            454.2                  -
       2008 .....................      .1                   -                            583.7                  -
       2009......................    10.5                   -                              -                   34.1
       2010......................     3.5                   -                              -                    -
       2011......................      .5                   -                              -                    -
       2016......................    29.2                   -                              -                    -
       2017......................    51.1                   -                              -                    -
       2018......................    53.9               4,182.3  (a)                       -                    -
       2019......................      .7                   -                              -                    -
       2020......................     2.5                  22.8                            -                    -
       2022......................      .6                   -                              -                    -
       2023......................    84.0                   -                              -                    -
       2024......................      -                   10.0                            -                    -
                                   ------              --------                       --------                -----

      Total......................  $242.7              $4,215.1                       $1,037.9                $34.1
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The timing and manner in which we will utilize the net operating loss carryforwards and capital loss carryforwards in any year or in total may be limited by various provisions of the Code (and interpretation thereof) and our ability to generate sufficient future taxable income in the relevant carryforward period.

     The following paragraphs summarize some of the unresolved limitations and contingencies which exist with respect to the future utilization of our net operating loss carryforwards, which will cause a reassessment of the need for a major portion of the valuation allowance when resolved.

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

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of March 31, 2005 and December 31, 2004 (dollars in millions):

                                                                                             March 31,        December 31,
                                                                                               2005               2004
                                                                                               ----               ----
$800.0 million secured credit agreement ("Credit Facility").............................       $767.1             $768.0
Unamortized issuance costs..............................................................         (8.7)              (9.1)
                                                                                               ------             ------

     Direct corporate obligations.......................................................       $758.4             $758.9
                                                                                               ======             ======

     On June 22, 2004, we entered into the Credit Facility. The Credit Facility is a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest, under the $1.3 billion credit agreement (the "Previous Credit Facility"); (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes.

     We are required to make: (i) a principal payment of $1.1 million on December 31, 2005; and (ii) quarterly principal payments of $2.0 million commencing March 31, 2006, and continuing until March 31, 2010. The remaining principal balance is due on June 22, 2010. The Company made an optional prepayment of $28.0 million in December 2004. The Company made a mandatory prepayment of $.9 million (after consideration of the $28.0 million prepayment) on March 31, 2005, based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. The borrowing bears interest, payable at least quarterly, based on either a eurodollar rate or a base rate. The eurodollar rate is equal to

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

LIBOR plus 3.5 percent. The base rate is equal to 2.5 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. On March 31, 2005, the interest rate on our Credit Facility was 6.35 percent.

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

     The Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 17 percent at March 31, 2005); (ii) an interest coverage ratio greater than or equal to 2.0:1.0 for each rolling four quarters ending (or, if less, the number of full quarters commencing after June 22, 2004) during the period October 1, 2004 through June 30, 2007, and 2.5:1.0 for the four quarters ending September 30, 2007 and for each rolling four quarters thereafter (such ratio exceeded 2.25:1.0 for the three quarters ending March 31, 2005); (iii) EBITDA, as defined in the Credit Facility, greater than or equal to $725.0 million for each rolling four quarters ending during the period July 1, 2004 through December 31, 2005, $775.0 million for each rolling four quarters ending during the period January 1, 2006 through December 31, 2006, and $825.0 million for each rolling four quarters thereafter (such amount was greater than $990 million for the four quarters ended March 31, 2005); (iv) an aggregate risk-based capital ratio, as defined in the Credit Facility, greater than or equal to 240 percent for the quarter ending March 31, 2005, 245 percent for each quarter ending during the period June 30, 2005 through March 31, 2006, and 250 percent for each quarter ending thereafter (such ratio exceeded the minimum risk-based capital requirements at March 31, 2005); (v) a combined statutory capital and surplus level, as defined in the Credit Facility of greater than $1,270.0 million (combined statutory capital and surplus at March 31, 2005 exceeded such requirement); and (vi) specified investment portfolio requirements (such investment portfolio requirements were met at March 31, 2005).

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued SFAS 123R in December 2004. SFAS 123R revises SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. SFAS 123R is effective for all awards granted, modified, repurchased or cancelled in the interim period beginning after June 15, 2005 and requires the recognition of compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of the effective date. In April 2005, the SEC amended the compliance date to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The Company's net income would have been reduced by $.6 million in the quarter ended March 31, 2005, if we had recognized stock-based employee compensation as determined under the fair value method, net of income taxes.

     The FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153") in December 2004. SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on the Company's consolidated financial statements at the date of adoption.

     In March 2004, the Emerging Issues Task Force issued Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides additional guidance for determining whether an impairment of an investment is other than temporary. EITF 03-01 also includes guidance for accounting for an investment subsequent to an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Certain guidance in EITF 03-01 was effective beginning the quarter ended September 30, 2004; however, such guidance did not significantly change our procedures for evaluating impairments. The FASB is currently considering additional guidance, which we will evaluate when finalized.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") in July 2003. SOP 03-01 provides guidance on several insurance company disclosure and accounting matters including the appropriate accounting for: (i) separate accounts; (ii) additional interest (for example, persistency bonus) accruing to the investment contract holder; (iii) the liability for contracts where the amounts assessed against the contract holder each period are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years; (iv) potential benefits to annuity holders in addition to their account balance; (v) sales inducements to contract holders; and (vi) other provisions. The Company sold most of its separate account business in 2002. Accordingly, the new guidance related to separate accounts had no impact on the Company's consolidated financial position, results of operations or cash flows. As a result of our adoption of fresh start accounting, we were required to revalue our insurance product liabilities and record them at their estimated fair market value. In calculating the value of the liabilities for insurance and asset accumulation products, we followed the guidance of SOP 03-01. We have changed the way we classify the costs related to sales inducements in accordance with the new guidance. However, such change was not material. Our reserve for persistency bonus benefits was $311.8 million at March 31, 2005 and $313.2 million at December 31, 2004. Our annuity products include contracts that offered enhanced crediting rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-01. Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $4.7 million and $3.5 million during the three months ended March 31, 2005 and 2004, respectively. Amounts amortized totaled $1.0 million and $.3 million during the three months ended March 31, 2005 and 2004, respectively. The unamortized balance of deferred sales inducements at March 31, 2005 and December 31, 2004 was $19.5 million and $15.8 million, respectively.

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the financial condition, operating results or cash flows of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

     In the cases described below, we have disclosed any specific dollar amounts sought in the complaints. In our experience, such monetary demands bear little relation to the ultimate loss, if any, to the Company. However, for the reasons stated above, it is not possible to make meaningful estimates of the amount or range of loss that could result from some of these matters at this time. The Company reviews these matters on an ongoing basis and follows the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel. The motion was heard on November 19, 2004, and we await a ruling. We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $3.0 million (based on our obligation to indemnify individual defendants under our Predecessor's plan of reorganization). We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Other Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company ("Conseco Life"), have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in the way monthly deductions are calculated for insurance coverage. These cases relate to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 policies were subject to the change. Many of these nationwide purported class action lawsuits were filed in Federal courts across the United States. The Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the case now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). The complaint seeks unspecified compensatory, punitive and exemplary damages and specifically alleges, among other things, that the change made in the way monthly deductions are calculated for insurance coverage enabled Conseco, Inc. to add $360 million to its balance sheet. On April 26, 2005, the Judge issued an order certifying a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California statute section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. Other cases now pending include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Alene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Those cases filed in California state courts have been consolidated and are being coordinated under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc., Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case no. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, Schwartz filed a purported nationwide class action captioned William Schwartz and Rebecca R. Frankel, Trustee of the Robert M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). We believe these lawsuits are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and purportedly on behalf of a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Indiana against our Predecessor, our subsidiary Conseco Services, LLC ("Conseco Services") and certain of our current and former officers, Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM. The complaint seeks an unspecified amount of damages. The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We reached a tentative settlement with the Russell plaintiffs for $10 million in February 2005, subject to the negotiation of a final settlement agreement. The proposed class action settlement must also be approved by the district court after a fairness hearing is conducted. We have established a liability of $10 million for the cost of the tentative settlement.

     The Company will pursue recovery of any settlement in the Russell matter, from its fiduciary insurance carrier, RLI Insurance Company ("RLI"). However, on February 13, 2004, RLI filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter due to certain releases provided to them pursuant to RLI's agreement to settle a case involving the Predecessor related to a different policy coverage, RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana). On March 15, 2004, RLI filed an amended complaint adding Conseco Services as an additional defendant. On March 30, 2004, RLI filed a second amended complaint adding certain individual plan fiduciaries as defendants. On May 24, 2004, we filed our answer to the second amended complaint and counterclaims for declaratory judgment and breach of contract. On September 2, 2004, RLI filed a motion for judgment on all counterclaims. The court has stayed this matter until the Russell matter is resolved. We believe RLI's position is without merit because the previous release is not applicable to the Russell matter. We plan to vigorously pursue all claims against RLI, but the ultimate outcome of the lawsuit cannot be predicted with certainty. We expect to ultimately recover a substantial portion of the $10 million we expect to pay in settlement of the Russell matter from RLI.

     On July 9, 1999, a complaint was filed in the Supreme Court of the State of New York, County of New York, PRG Planning & Development, LLC v. LateNite Magic, Inc., Daurio & Russo & Sons Construction Co., Inc., Specialized Audio Visual, Inc., Farmore Realty, Inc. f/k/a Sweetheart Theatres, Inc., The City of New York and the State of New York Cause No: 114077/99. The complaint seeks damages in the amount of $3.9 million with interest thereon from January 20, 1998. This is a lien foreclosure suit that is the result of an April 1996 lease agreement entered into by LateNite Magic and Farmore Realty, Inc. to develop a theme restaurant based on the magic of David Copperfield. A former subsidiary of the Company, Conseco Variable Insurance Company ("CVIC"), and Conseco Annuity Assurance Company (now known as Conseco Insurance Company) purchased preferred stock of LateNite and acquired the right to an assignment of the April 1996 lease. An amended complaint was filed on December 2, 1999 naming CVIC and Conseco Annuity Assurance Company as co-defendants. The trial in this case commenced on March 10, 2005. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. Conseco has established adequate reserves in the event we are found liable under this lawsuit. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On February 7, 2003, Conseco Life was named in a purported Texas statewide class action seeking unspecified damages in the County Court of Cameron County, Texas, Lawrence Onderdonk and Yolanda Carrizales v. Conseco Life Insurance Company and Pete Ramirez, III Cause No. 2003-CCL-102-C. On February 12, 2004, the complaint was amended to allege a purported nationwide class and to name Conseco Services as an additional defendant. On March 5, 2004, the complaint was amended a second time naming additional plaintiffs. The purported class consists of all former Massachusetts General Flexible Premium Adjustable Life Insurance Policy policyholders who were converted to Conseco Life Flexible Premium Adjustable Life Insurance Policies and whose accumulated values in the Massachusetts General policies were applied to first year premiums on the Conseco Life policies. The complaint alleged, among other things, civil conspiracy to convert the accumulated cash values of the plaintiffs and the class, and the violation of insurance laws nationwide. The parties have reached a settlement agreement on a class wide basis which requires a payment which had been accrued at March 31, 2005. On October 14, 2004, the judge signed an order preliminarily approving the settlement. The hearing for final approval was held January 31, 2005 and the final order approving class settlement became effective March 31, 2005.

     On December 10, 2004, an arbitration award was issued by the American Arbitration Association finding for American Worldwide Insurance, Inc. ("AWI") and Todd Green ("Green"), individually, and against Conseco Life. The arbitrated dispute arises from a marketing agreement initially entered into in 1994. AWI and Green alleged breach of contract and bad faith and sought $4.3 million actual damages and unspecified punitive damages. The award resulted in total actual damages of $2.1 million, as well as future payments of $.9 million due on September 9, 2005, $.8 million due on September 9, 2006,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

and $.6 million due on September 9, 2007. The panel also found that AWI and Green failed to prove that either Conseco Life or Conseco Marketing, LLC acted in bad faith and refused an award of punitive damages. We have filed an application in Federal court in the case captioned, Conseco Life Insurance Company and Conseco Marketing, LLC v. American Worldwide Insurance, Inc. and Todd Green, Cause No. 1:04-CV-2035-DFH-TAB (Southern District, Indiana) requesting, among other things, to vacate the arbitration award because it is contrary to applicable law and order a new arbitration proceeding. AWI and Green have filed a motion in opposition and a motion to confirm the arbitration award. The issues were fully briefed in April 2005. Our estimate of the ultimate loss we may incur in this matter is between $1 million and $4.3 million.

     On June 27, 2001, two suits against Conseco Life, both purported nationwide class actions seeking unspecified compensatory and punitive damages, were consolidated in the U.S. District Court, Middle District of Florida, In Re PLI Sales Litigation, Cause No. 01-MDL-1404. The complaint alleges, among other things, fraudulent sales and a "vanishing premium" scheme. Conseco Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Conseco Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. On April 23, 2004, a similar case was filed. Harold R. Arthur, individually and as Trustee of the Harold A. Arthur Revocable Living Trust, on behalf of himself and all others similarly situated
v. Conseco Life Insurance Company, Case no. 6:04-CV-587-ORL-31KRS (U.S. District Court, Middle District of Florida). The case was consolidated with the PLI Sales Practices Litigation in May 2004. Conseco Life filed a motion for summary judgment on all of Plaintiff Arthur's claims and the court took that motion under advisement on February 10, 2005. Briefing continues on class certification. If no class is certified and if Plaintiff Arthur's claims are not summarily adjudicated, trial on the individual claims of both plaintiffs will be set during the June 2005 trial term. Given the uncertainties regarding the outcome of these proceedings, we are unable to estimate the possible range of loss that may result from this pending litigation.

     On September 27, 2004, Conseco Life was named in a purported nationwide class action seeking unspecified compensatory damages in the District Court of Clark County, Nevada, Emma Gilbertson individually and on behalf of others similarly situated v. Conseco Life Insurance Company f/k/a Philadelphia Life Insurance Company, Cause No. A492738, alleging breach of contract pertaining to notice of premium increases. In April 2005, after Conseco Life filed a motion for summary judgment, the plaintiffs voluntarily dismissed this matter with prejudice.

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

     In October 1997, an action was filed against CVIC and general agent Glenn
H. Guffey by nine South Carolina agents, who alleged that they had suffered losses as a result of defendants' breach of contract, fraud and misleading conduct relating to the sale of Flex II annuities. In the action, Thomas Allen et al v. Great American Reserve Insurance Company, Glenn H. Guffey and American Home Assurance Company, Case Number 29C01-9709-CP751 in the Circuit Court of Hamilton County, Indiana, plaintiffs claim that Mr. Guffey told them that the annuities would have no initial administrative fees charged to the owner of the annuity (when in fact they did) and that as a result, they had been selling the annuities on that

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

basis. Plaintiffs demanded unspecified compensatory and punitive damages, and allege that they have lost commissions and renewals and that their business reputations have been damaged as a result of Mr. Guffey's misrepresentations. They further contend that CVIC should be held liable as it negligently supervised Mr. Guffey and knew about his fraudulent conduct. Defendants were granted a Summary Judgment on February 9, 2000, but plaintiffs appealed the judgment, and the Indiana Supreme Court overturned it on April 2, 2002. Mr. Guffey has settled with plaintiffs, and the case against CVIC is now set for a jury trial commencing July 11, 2005. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., James S. Adams, Maxwell E. Bublitz, Ngaire E. Cuneo and David R. Decatur. The specific lawsuits now pending include: Hilbert v. Conseco, Case No. 03CH 15330 (Circuit Court, Cook County, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey
v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Stephen
C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Cuneo, et al., Case No. 1:04-CV-0929-DFH-WTL (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Inc. v. Adams, et al., Case No. 04 L 012974 (Circuit Court, Cook County, Illinois); Conseco Inc. v. Cuneo, et al., Case No. 04 C 7469 (Northern District, Illinois). David Decatur filed for bankruptcy on May 12, 2004, Case No. 04-08772-JKC-11 (Southern District, Indiana). Maxwell E. Bublitz filed for bankruptcy on May 2, 2005, Case No. 05-08168-7 (Southern District, Indiana).

     On October 20, 2004, the judge in the Conseco Services v. Hilbert case granted partial final summary judgment in favor of Conseco Services in the amount of $62.7 million plus interest. Mr. Hilbert has filed a notice of appeal. We filed an objection to Decatur's bankruptcy on December 9, 2004. The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At March 31, 2005, we estimated that approximately $43 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $19 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Cash flows from operating activities:
   Net income...........................................................................     $  81.8             $ 72.8
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................        98.1              106.9
       Income taxes.....................................................................        51.3               52.5
       Insurance liabilities............................................................       128.0               78.8
       Accrual and amortization of investment income....................................        34.1               31.1
       Deferral of policy acquisition costs.............................................      (107.2)             (89.8)
       Net realized investment gains....................................................        (1.6)             (27.1)
       Net sales (purchases) of trading securities......................................        26.1               (1.6)
       Other............................................................................       (12.9)             (13.0)
                                                                                             -------             ------

         Net cash provided by operating activities......................................     $ 297.7             $210.6
                                                                                             =======             ======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................     $   2.3             $  4.5
     Issuance of convertible preferred shares...........................................         -                 22.9

     At March 31, 2005, restricted cash consisted of: (i) $15.1 million held in an escrow account pursuant to a settlement with the Securities and Exchange Commission and the New York Attorney General concerning their joint investigation into market timing in variable annuities issued by a former subsidiary of Old Conseco; (ii) $3.4 million held in trust for the payment of bankruptcy-related professional fees; and (iii) $.2 million of segregated cash held for the benefit of the former holders of TOPrS.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at March 31, 2005, and the consolidated results of operations for the three months ended March 31, 2005 and 2004, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities law and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of our 2004 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o our ability to achieve an upgrade of the financial strength ratings of our insurance company subsidiaries and the impact of prior rating downgrades on our business;

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

     o general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) our ability to sell products and access capital on acceptable terms, the returns on and the market value of our investments, and the lapse rate and profitability of policies;

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products; and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, such as the payment of dividends to us, regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products.

     Other factors and assumptions not identified above are also relevant to the forward-looking statements, and, if they prove incorrect, could also cause actual results to differ materially from those projected.

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

     We conduct our business operations through two primary operating segments, which are defined primarily on method of product distribution, and a third segment comprised of businesses in run-off, as follows:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and annuities to the senior market through exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through independent marketing organizations that represent independent agents. This segment markets its products under the "Conseco" brand.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold through independent agents and major medical insurance.

     We also have a corporate segment, which consists of holding company activities and certain noninsurance company business that are not related to our operating segments.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2004 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements.

     RISK FACTORS

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's 2004 Annual Report on Form 10-K for further discussion of such risk factors. In addition, please refer to the "Cautionary Statement Regarding Forward-Looking Statements" above.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     We manage our business through the following: two primary operating segments, Bankers Life and Conseco Insurance Group, which are defined on the basis of product distribution; a third segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses. The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Income (loss) before net realized investment gains (losses), net of related amortization, and income taxes (a non-GAAP measure) (a):
    Bankers Life........................................................................      $ 58.8              $ 56.4
    Conseco Insurance Group.............................................................        64.4                60.5
    Other Business in Run-off...........................................................        21.5                14.9
    Corporate operations................................................................       (20.6)              (39.1)
                                                                                              ------              ------

                                                                                               124.1                92.7
                                                                                              ------              ------
Net realized investment gains (losses), net of related amortization:
    Bankers Life........................................................................         1.9                11.0
    Conseco Insurance Group.............................................................         (.9)                8.8
    Other Business in Run-off...........................................................         2.1                 2.7
    Corporate operations................................................................         -                  (2.8)
                                                                                              ------              ------

                                                                                                 3.1                19.7
                                                                                              ------              ------
Income (loss) before taxes:
    Bankers Life........................................................................        60.7                67.4
    Conseco Insurance Group.............................................................        63.5                69.3
    Other Business in Run-off...........................................................        23.6                17.6
    Corporate operations................................................................       (20.6)              (41.9)
                                                                                              ------              ------

       Income before taxes..............................................................      $127.2              $112.4
                                                                                              ======              ======

------------

(a) We believe that an analysis of income (loss) before net realized investment gains (losses), net of related amortization, and income taxes (a non-GAAP measure) is important to evaluate the financial performance of the Company, and is a measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because realized gains or losses can be affected by events that are unrelated to a company's underlying fundamentals. However, the non-GAAP measure does not replace the corresponding GAAP measure. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force and direct response marketing, and through our Conseco Insurance Group segment, which utilizes professional independent producers. Our Other Business in Run-off segment consists of: (i) long-term care products written in prior years through independent agents; (ii) small group and individual major medical business which we stopped renewing in 2001; and (iii) other group major medical business which we no longer market. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Premium collections:
     Annuities............................................................................   $  221.7           $    177.3
     Supplemental health..................................................................      313.6                303.1
     Life.................................................................................       48.6                 43.0
                                                                                             --------          -----------

       Total collections..................................................................   $  583.9           $    523.4
                                                                                             ========           ==========

Average liabilities for insurance products:
       Annuities:
         Mortality based..................................................................   $  354.9             $  355.0
         Equity-indexed...................................................................      301.1                266.8
         Deposit based....................................................................    3,922.7              3,287.8
       Health.............................................................................    2,963.3              2,712.0
       Life:
         Interest sensitive...............................................................      346.1                331.0
         Non-interest sensitive...........................................................      739.4                755.6
                                                                                             --------             --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.............................................   $8,627.5             $7,708.2
                                                                                             ========             ========

Revenues:
     Insurance policy income..............................................................   $  359.3             $  345.1
     Net investment income:
       General account invested assets....................................................      116.4                 97.9
       Equity-indexed products based on the change in value of the options................       (2.9)                 1.2
       Trading account income related to policyholder and reinsurer
         accounts.........................................................................       (4.9)                 5.9
       Change in value of embedded derivatives related to modified
         coinsurance agreements...........................................................        4.9                 (5.9)
     Fee revenue and other income.........................................................         .6                   .3
                                                                                             --------             --------

         Total revenues...................................................................      473.4                444.5
                                                                                             --------             --------

Expenses:
     Insurance policy benefits............................................................      291.8                268.5
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than those listed below....................................................       39.1                 36.2
       Equity-indexed products based on the change in value of indices....................       (1.5)                 1.8
     Amortization related to operations...................................................       46.8                 45.7
     Interest expense on investment borrowings............................................         .7                   .4
     Other operating costs and expenses...................................................       37.7                 35.5
                                                                                             --------             --------

         Total expenses...................................................................      414.6                388.1
                                                                                             --------             --------

Income before net realized investment gains, net of related amortization,
   and  income taxes......................................................................       58.8                 56.4
                                                                                             --------             --------

     Net realized investment gains........................................................        2.0                 11.0
     Amortization related to net realized investment gains................................        (.1)                 -
                                                                                             --------             --------

         Net realized investment gains, net of related amortization.......................        1.9                 11.0
                                                                                             --------             --------

Income before income taxes................................................................   $   60.7             $   67.4
                                                                                             ========             ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 -----------------------
                                                                                                 2005               2004
                                                                                                 ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits........................................................        $246.4             $224.9
       Benefit ratio (a)................................................................        80.82%             76.18%

     Medicare supplement:
       Insurance policy benefits........................................................        $117.6             $106.0
       Benefit ratio (a)................................................................        71.86%             65.56%

     Long-term care:
       Insurance policy benefits........................................................        $126.8             $116.6
       Benefit ratio (a)................................................................        91.78%             89.26%
       Interest-adjusted benefit ratio (b)..............................................        63.85%             62.86%

     Other:
       Insurance policy benefits........................................................          $2.0               $2.3
       Benefit ratio (a)................................................................        64.97%             79.70%

----------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $38.6 million and $34.5 million in the three months ended March 31, 2005 and 2004, respectively.

     Total premium collections were $583.9 million in the first quarter of 2005, up 12 percent from 2004. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $8.6 billion in the first quarter of 2005, up 12 percent from 2004. The increase in such liabilities was primarily due to increases in annuity reserves resulting from higher sales of these products in recent periods.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $116.4 million in the first quarter of 2005, up 19 percent from 2004. The average balance of general account invested assets was $8.3 billion and $7.2 billion in the first quarters of 2005 and 2004, respectively. The yield on these assets was 5.6 percent and 5.4 percent in the first quarters of 2005 and 2004, respectively. The increase in yield was primarily due to prepayments on investments with unamortized premiums in the first quarter of 2004.

     Net investment income related to equity-indexed products based on the change in value of the options represents the change in the estimated fair value of options which are purchased in an effort to cover certain benefits accruing to the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs attributable to benefits provided were $1.8 million in each of the first quarters of 2005 and 2004. These costs are reflected in net investment income. Investment income (loss) related to equity-indexed products before these costs was $(1.1) million and $3.0 million in the first quarters of 2005 and 2004, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading security accounts which are designed to act as hedges for embedded derivatives related to certain modified coinsurance agreements. The income on our trading account securities is designed to be substantially offset by the change in value of embedded derivatives related to modified coinsurance agreements described below.

     Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled "Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading account, which we carry at estimated fair value with changes in such value recognized as trading account income. We expect the change in the value of the embedded derivatives to be largely offset by the change in value of the trading securities.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on individual products and not less than 75 percent on group products. The benefit ratio experienced in the 2005 period reflected a $2.9 million claim reserve deficiency resulting from the ultimate development of reserves at December 31, 2004. The benefit ratio in the first quarter of 2004 was favorably impacted by positive developments of $3.5 million from insurance liabilities established in prior periods.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserve is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies which have higher benefit ratios have not lapsed at the rate we expected. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business increased from 62.86 percent in the first quarter of 2004 to 63.85 percent in the first quarter of 2005.

     The benefit ratios on our other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $39.1 million in the first quarter of 2005, up 8.0 percent from 2004. The increase is primarily due to increases in annuity reserves (due to higher sales of these products in recent periods) partially offset by decreases in average crediting rates. The weighted average crediting rates for these products were 3.7 percent and 4.0 percent in the first quarters of 2005 and 2004, respectively.

     Amounts added to equity-indexed products based on the change in value of the indices correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or
(ii) in relation to future anticipated premium revenue for other products. In addition, for universal life-type and investment-

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life-type and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $46.8 million in the first quarter of 2005 compared to $45.7 million in the first quarter of 2004. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date.

     Interest expense on investment borrowings fluctuates with our investment borrowing activities and the interest rates thereon. Average investment borrowings in our Bankers Life segment were $130.6 million and $141.5 million during the first quarters of 2005 and 2004, respectively. The weighted average interest rates on such borrowings were 2.1 percent and 1.1 percent during the first quarters of 2005 and 2004, respectively.

     Other operating costs and expenses in our Bankers Life segment were $37.7 million in the first quarter of 2005, up 6.2 percent from 2004. This increase was due primarily to higher sales and career agency infrastructure costs and lower reinsurance expense allowances.

     Net realized investment gains (losses) fluctuated each period. During the three months ended March 31, 2005, we recognized net realized investment gains in this segment of $2.0 million from the sales of investments (primarily fixed maturities). During the first three months of 2004, net realized investment gains in this segment included $14.3 million of net gains from the sales of investments (primarily fixed maturities), net of $3.3 million of writedowns of fixed maturities, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first quarter of 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Premium collections:
     Annuities..........................................................................    $    25.3           $    13.4
     Supplemental health................................................................        174.6               190.9
     Life...............................................................................         89.7               101.8
                                                                                            ---------           ---------

       Total collections................................................................    $   289.6           $   306.1
                                                                                            =========           =========

Average liabilities for insurance products:
     Annuities:
       Mortality based..................................................................    $   284.9           $   240.8
       Equity-indexed...................................................................      1,399.1             1,538.4
       Deposit based....................................................................      3,582.7             3,911.4
       Separate accounts and investment trust liabilities...............................         31.9                36.3
     Health.............................................................................      2,374.6             2,314.9
     Life:
       Interest sensitive...............................................................      3,146.6             3,318.2
       Non-interest sensitive...........................................................      1,432.5             1,455.8
                                                                                            ---------           ---------

         Total average liabilities for insurance products, net of reinsurance ceded.....    $12,252.3           $12,815.8
                                                                                            =========           =========
Revenues:
   Insurance policy income..............................................................    $   276.9           $   300.0
   Net investment income:
     General account invested assets....................................................        177.7               173.5
     Equity-indexed products based on the change in value of options....................        (13.1)                4.3
     Trading account income related to policyholder and
       reinsurer accounts...............................................................         (9.0)               12.9
     Change in value of embedded derivatives related to modified
       coinsurance agreements...........................................................          1.7                (2.6)
   Fee revenue and other income.........................................................           .5                 1.8
                                                                                            ---------           ---------

       Total revenues...................................................................        434.7               489.9
                                                                                            ---------           ---------

Expenses:
   Insurance policy benefits............................................................        198.7               233.8
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below....................................................         64.3                67.9
     Equity-indexed products based on the change in value of indices....................         (7.9)               10.2
   Amortization related to operations...................................................         43.6                40.3
   Interest expense on investment borrowings............................................          2.0                  .9
   Other operating costs and expenses...................................................         69.6                76.3
                                                                                            ---------           ---------

       Total expenses...................................................................        370.3               429.4
                                                                                            ---------           ---------

Income before net realized investment gains (losses), net of related amortization,
   and income taxes.....................................................................         64.4                60.5
                                                                                            ---------           ---------

   Net realized investment gains (losses)...............................................         (2.5)               16.2
   Amortization related to net realized investment gains (losses).......................          1.6                (7.4)
                                                                                            ---------           ---------

       Net realized investment gains (losses), net of related amortization..............          (.9)                8.8
                                                                                            ---------            --------

Income before income taxes..............................................................    $    63.5            $   69.3
                                                                                            =========            ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits.......................................................        $115.1              $125.3
       Benefit ratio (a)...............................................................        65.73%              65.72%

     Medicare supplement:
       Insurance policy benefits.......................................................         $44.9               $58.8
       Benefit ratio (a)...............................................................        55.13%              61.10%

     Specified disease:
       Insurance policy benefits.......................................................         $68.0               $63.1
       Benefit ratio (a)...............................................................        75.50%              70.15%
       Interest-adjusted benefit ratio (b).............................................        44.80%              40.88%

     Other:
       Insurance policy benefits.......................................................          $2.2                $3.4
       Benefit ratio(a)................................................................        61.30%              75.96%

-------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $27.7 million and $26.3 million in the three months ended March 31, 2005 and 2004, respectively.

     Collections on insurance products were $289.6 million in the first quarter of 2005, down 5.4 percent from the first quarter of 2004. This decrease was primarily due to lower premiums collected from our Medicare supplement products. During the remainder of 2005, we expect to increase our annuity sales efforts and to continue to emphasize the sale of specified disease and Medicare supplement insurance products. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $12.3 billion in the first quarter of 2005, down 4.4 percent from 2004. This decrease was primarily due to policyholder redemptions and lapses exceeding new sales.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $177.7 million in the first quarter of 2005, up 2.4 percent from 2004. The average balance of general account invested assets was $12.3 billion and $12.6 billion in the first quarters of 2005 and 2004, respectively. The yield on these assets was 5.8 percent and 5.5 percent in the first quarters of 2005 and 2004, respectively. The increase in yield was primarily due to: (i) the higher prevailing interest rate environment in the 2005 period compared to the same period in 2004; (ii) the recognition in income of $2.4 million related to investments (which had a par value in excess of the cost basis) which were

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

called by the issuer during the first quarter of 2005; and (iii) prepayments on fixed maturity investments (primarily mortgage-backed securities) which had a cost basis in excess of par value during the first quarter of 2004.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs that are attributable to benefits provided were $8.4 million and $10.2 million in the first quarters of 2005 and 2004, respectively. These costs are reflected in net investment income. Net investment income (loss) related to equity-indexed products before these costs was $(4.7) million and $14.5 million in the first quarters of 2005 and 2004, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading security accounts, which are designed to act as hedges for embedded derivatives related to: (i) Conseco Insurance Group's equity-indexed products; and (ii) certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy. The income on our trading account securities is designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) certain amounts included in insurance policy benefits.

     Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled "Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivatives has largely been offset by the change in value of the trading securities.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare Supplement products in the first quarters of 2005 and 2004 were impacted by rate increases. The higher rates increased policyholder lapses. The release of the policy benefit reserve related to the lapsed business contributed to the lower benefit ratios in the 2005 and 2004 periods. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. In addition, the benefit ratio for the first quarter of 2005 reflects unfavorable claim experience. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business. The benefit ratio on this business during the first three months of 2005 reflected improved experience, but given the variability of this ratio in the past, we expect continued fluctuations in the future.

     From time-to-time, we experience higher (or lower) than expected death claims in the life business of the Conseco Insurance Group segment. For example, during the first quarter of 2004, we experienced adverse life mortality of approximately $4.4 million. Since the first quarter of 2004, our life mortality experience generally returned to levels comparable to previous periods.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $64.3 million in the first quarter of 2005, down 5.3 percent from 2004. The decrease was primarily due to a smaller block of annuity business inforce. The weighted average crediting rate for these products was 3.9 percent in both the first quarters of 2005 and 2004.

     Amounts added to equity-indexed products based on the change in value of the indices correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products. In addition, for universal life-type and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life-type and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. The rate increases implemented in early 2005 and 2004 on our Medicare supplement products resulted in higher lapses than we anticipated. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $3.4 million and $1.9 million in the first quarters of 2005 and 2004, respectively. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Interest expense on investment borrowings fluctuates with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. Average investment borrowings were $310.1 million and $322.7 million during the first quarters of 2005 and 2004, respectively. The weighted average interest rates on such borrowings were 2.6 percent and 1.2 percent during the first quarters of 2005 and 2004, respectively.

     Other operating costs and expenses were $69.6 million in the first quarter of 2005, $6.7 million less than the same period of 2004, which is primarily due to lower commission expenses resulting from lower premium collections.

     Net realized investment gains (losses) fluctuate each period. During the three months ended March 31, 2005, we recognized net realized investment losses of $2.5 million from the sales of investments (primarily fixed maturities). During the first three months of 2004, net realized investment gains included $21.8 million of net gains from the sales of investments (primarily fixed maturities), net of $5.6 million of writedowns of fixed maturities, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first quarter of 2005.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(1.6) million and $7.4 million in the first quarters of 2005 and 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Premium collections:
     Long-term care.....................................................................      $   92.3           $   98.6
     Major medical.....................................................................             .7                6.1
                                                                                              --------           --------

          Total collections.............................................................      $   93.0           $  104.7
                                                                                              ========           ========

Average liabilities for insurance products:
     Long-term care.....................................................................      $3,295.2           $3,293.8
     Major medical......................................................................          50.6               85.2
                                                                                              --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded..................................................      $3,345.8           $3,379.0
                                                                                              ========           ========

Revenues:
     Insurance policy income............................................................      $   91.5           $  103.3
     Net investment income on general account invested assets...........................          43.2               40.3
     Fee revenue and other income.......................................................            .1                 .3
                                                                                              --------           --------

         Total revenues.................................................................         134.8              143.9
                                                                                              --------           --------

Expenses:
     Insurance policy benefits..........................................................          86.5              101.3
     Amortization related to operations.................................................           5.8                4.8
     Other operating costs and expenses.................................................          21.0               22.9
                                                                                              --------           --------

         Total expenses.................................................................         113.3              129.0
                                                                                              --------           --------

         Income before net realized investment gains and income taxes...................          21.5               14.9

     Net realized investment gains......................................................           2.1                2.7
                                                                                              --------           --------

         Income before income taxes.....................................................      $   23.6           $   17.6
                                                                                              ========           ========

Health benefit ratios:
       Insurance policy benefits........................................................         $86.5             $101.3
       Benefit ratio (a)................................................................         94.47%             98.06%
       Interest-adjusted benefit ratio (b)..............................................         48.18%             59.99%

-----------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing such insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $42.4 million and $39.3 million in the three months ended March 31, 2005 and 2004, respectively.

     Total premium collections were $93.0 million in the first quarter of 2005, down 11 percent from 2004, because we have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities of insurance products, net of reinsurance ceded were $3.3 billion in the first quarter of 2005, down one percent from 2004.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $43.2 million in the first quarter of 2005, up 7.2 percent from 2004. The average balance of general account invested assets was $3.0 billion in both the first quarters of 2005 and 2004. The yield on these assets was 5.8 percent and 5.4 percent in the first quarters of 2005 and 2004, respectively. The increase in yield was primarily due to lengthening the duration of this portfolio to better match the duration of the related insurance liabilities.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to benefit ratios in the blocks of long-term care business included in this segment. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income.

     This segment includes long-term care insurance inforce, substantially all of which was issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. We have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in our high benefit ratios. We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. Since mid-2004, we have been actively managing our long-term care cases and claim adjudication processes. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior Health Insurance Company ("Conseco Senior"), that affected approximately 11,000 home health care policies issued in Florida by Conseco Senior and its predecessor companies. Pursuant to the order, Conseco Senior must offer the following three alternatives to holders of these policies:

     o retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

     o receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years; or

     o receipt of a paid up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

We expect to complete the process of notifying our home health care policyholders of these choices in the second quarter of 2005. We should know which option each policyholder selects by September 30, 2005.

     On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,500 home health care policies which are obligations of our subsidiary, Washington National Insurance Company ("Washington National"). The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies in other states, subject to consideration and approval by the other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in those states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     We believe our actions to seek rate increases and to improve our claims adjudication processes are resulting in improved benefit ratios on this business. In addition, our benefit ratio in the first three months of 2004 reflected $7.0 million of favorable developments from insurance liabilities established in prior periods for our discontinued major medical business.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

     Amortization related to operations includes amortization of insurance acquisition costs.

     Other operating costs and expenses were $21.0 million in the first quarter of 2005, down 8.3 percent from 2004. The decrease is consistent with our goal to reduce operating expenses and improve the efficiency of our operations.

     Net realized investment gains fluctuated each period. During the three months ended March 31, 2005, we recognized net realized investment gains in this segment of $2.1 million from the sales of investments (primarily fixed maturities). During the first three months of 2004, net realized investment gains included $2.8 million of net gains from the sales of investments (primarily fixed maturities), net of a writedown of $.1 million related to an investment with a fair value decline that we concluded was other than temporary. There were no such writedowns in the first quarter of 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Corporate operations:
    Interest expense on corporate debt..................................................        $(12.0)           $(27.8)
    Net investment income ..............................................................            .5                .2
    Fee revenue and other income........................................................           3.0               5.0
    Other operating costs and expenses..................................................         (12.1)            (16.5)
                                                                                                ------            ------

      Loss before net realized investment losses and income taxes.......................         (20.6)            (39.l)
    Net realized investment losses......................................................           -                (2.8)
                                                                                                ------            ------

      Loss before income taxes..........................................................        $(20.6)           $(41.9)
                                                                                                ======            ======

     Interest expense on corporate debt in the three months ended March 31, 2005 declined $15.8 million from the same period in 2004 primarily due to the refinancing of our Previous Credit Facility in the second quarter of 2004 which decreased our corporate debt and provided better interest rate terms. Our average corporate debt outstanding was $768.0 million and $1.3 billion during the first quarters of 2005 and 2004, respectively. The average interest rate on our debt was 6.2 percent and 7.9 percent during the first quarters of 2005 and 2004, respectively.

     Investment income primarily included income earned on short-term investments held by the Corporate segment.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. Fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. General corporate expenses included severance expense of $4.4 million in the three months ended March 31, 2004.

     Net realized investment losses in the first three months of 2004 included a writedown of $2.9 million due to an other-than-temporary decline in value.

     PREMIUM COLLECTIONS

     In accordance with GAAP, insurance policy income in our consolidated statement of operations consists of premiums earned for policies that have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender or other charges.

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004, such ratings of our primary insurance subsidiaries (except Conseco Senior) were upgraded by A.M. Best Company ("A.M. Best"), S&P and Moody's Investors Services, Inc. ("Moody's"). In the third quarter of 2004, Moody's again upgraded the ratings of our primary insurance subsidiaries (except Conseco Senior). The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good), "BB+" and "Ba1", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. For a description of these ratings and additional information on our ratings, see "Liquidity

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

for Insurance Operations." Many of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

     We set premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience is less favorable than we anticipated and we are unable to raise our premium rates, our financial results may be adversely affected. Our estimates of insurance liabilities assume we will be able to raise rates if blocks of our health insurance business become unprofitable. We generally cannot raise our health insurance premiums in any state until we obtain the approval of the state insurance regulator. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe such rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If such requests are denied in one or more states, our net income may decrease. If such requests are approved, increased premium rates may reduce the volume of our new sales and may cause existing policyholders to lapse their policies. If the healthier policyholders allow their policies to lapse, this would reduce our premium income and profitability in future periods. Additionally, we may be required to expense all or a portion of the insurance acquisition costs relating to such lapsed policies, adversely affecting our financial results in that period.

     Our insurance segments sell products through three primary distribution channels -- career agents and direct marketing (our Bankers Life segment) and independent producers (our Conseco Insurance Group segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Bankers Life's direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" insurance policies which are sold directly to the policyholder. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2005            2004
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).............................................................    $ 16.1         $  6.5
                                                                                                 ------         ------

     Other fixed (first-year)................................................................     204.2          169.8
     Other fixed (renewal)...................................................................       1.4            1.0
                                                                                                 ------         ------
       Subtotal - other fixed annuities......................................................     205.6          170.8
                                                                                                 ------         ------

       Total annuities.......................................................................     221.7          177.3
                                                                                                 ------         ------

   Supplemental health:
     Medicare supplement (first-year)........................................................      17.7           16.8
     Medicare supplement (renewal)...........................................................     152.0          150.6
                                                                                                 ------         ------
       Subtotal - Medicare supplement........................................................     169.7          167.4
                                                                                                 ------         ------
     Long-term care (first-year).............................................................      17.1           16.8
     Long-term care (renewal)................................................................     123.7          115.7
                                                                                                 ------         ------
       Subtotal - long-term care.............................................................     140.8          132.5
                                                                                                 ------         ------
     Other health (first-year)...............................................................        .2             .3
     Other health (renewal)..................................................................       2.9            2.9
                                                                                                 ------         ------
       Subtotal - other health...............................................................       3.1            3.2
                                                                                                 ------         ------

       Total supplemental health.............................................................     313.6          303.1
                                                                                                 ------         ------

   Life insurance:
     First-year..............................................................................      15.3           10.9
     Renewal.................................................................................      33.3           32.1
                                                                                                 ------         ------

       Total life insurance..................................................................      48.6           43.0
                                                                                                 ------         ------

Collections on insurance products:

     Total first-year premium collections on insurance products..............................     270.6          221.1
     Total renewal premium collections on insurance products.................................     313.3          302.3
                                                                                                 ------         ------

       Total collections on insurance products...............................................    $583.9         $523.4
                                                                                                 ======         ======

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections from career agents increased 25 percent, to $221.7 million, in the first quarter of 2005 as compared to the same period in 2004. The minimum guaranteed crediting rates on certain of our annuity products sold in 2005 were attractive as these rates were higher than those of some competitors.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agency force. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies were comparable in the first quarters of 2004 and 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Premiums collected on Bankers Life's long-term care policies increased 6.3 percent, to $140.8 million, in the first quarter of 2005 compared to the same period in 2004 primarily due to persistency of our existing business and new sales in recent periods.

     Other health products include various products which we no longer actively market. Premiums collected were comparable in the first quarters of 2004 and 2005.

     Life products in our Bankers Life segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased 13 percent, to $48.6 million, in the first quarter of 2005 compared to the same period in 2004 as a result of new sales.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2005            2004
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)........................................................        $ 19.3          $  5.8
     Equity-indexed (renewal)...........................................................           2.5             2.1
                                                                                                ------          ------
       Subtotal - equity-indexed annuities..............................................          21.8             7.9
                                                                                                ------          ------
     Other fixed (first-year)...........................................................            .9              .6
     Other fixed (renewal)..............................................................           2.6             4.9
                                                                                                ------          ------
       Subtotal - other fixed annuities.................................................           3.5             5.5
                                                                                                ------          ------

       Total annuities..................................................................          25.3            13.4
                                                                                                ------          ------

   Supplemental health:
     Medicare supplement (first-year)...................................................           3.1             7.6
     Medicare supplement (renewal)......................................................          76.2            86.5
                                                                                                ------          ------
       Subtotal - Medicare supplement...................................................          79.3            94.1
                                                                                                ------          ------
     Specified disease (first-year).....................................................           8.1             8.2
     Specified disease (renewal)........................................................          84.1            83.6
                                                                                                ------          ------
       Subtotal - specified disease.....................................................          92.2            91.8
                                                                                                ------          ------
     Other health (first-year)..........................................................           -               -
     Other health (renewal).............................................................           3.1             5.0
                                                                                                ------          ------
       Subtotal - other health..........................................................           3.1             5.0
                                                                                                ------          ------

       Total supplemental health........................................................         174.6           190.9
                                                                                                ------          ------

   Life insurance:
     First-year.........................................................................           2.8             5.7
     Renewal............................................................................          86.9            96.1
                                                                                                ------          ------

       Total life insurance.............................................................          89.7           101.8
                                                                                                ------          ------

Collections on insurance products:

     Total first-year premium collections on insurance products.........................          34.2            27.9
     Total renewal premium collections on insurance products............................         255.4           278.2
                                                                                                ------          ------

       Total collections on insurance products..........................................        $289.6          $306.1
                                                                                                ======          ======

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers, many of whom discontinued marketing our products after A.M. Best lowered our financial strength ratings in 2002. Total annuity premiums collected in this segment increased 89 percent, to $25.3 million, in the first quarter of 2005 compared to the same period in 2004 due to increased sales efforts in this segment, particularly related to equity-indexed products.

     The accumulation value of equity-indexed annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for this product increased 176 percent, to $21.8 million, in the first quarter of 2005 over the same period in 2004 due to the recent introduction of two new products and certain sales

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

incentives provided to professional independent producers.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased 36 percent, to $3.5 million, in the first quarter of 2005 compared to the same period in 2004 due to our emphasis on the sales of other products that are less ratings sensitive.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 16 percent, to $79.3 million, in the first quarter of 2005 compared to the same period in 2004. In the first quarter of 2005, increases in premium rates resulted in higher than expected lapses which impacted the premiums collected for these products in this segment. In January 2005, we began selling a Medicare supplement policy in another subsidiary which is more competitively priced.

     Premiums collected on specified disease products in the first quarter of 2005 were comparable to the same period in 2004.

     Premiums collected from other health products decreased 38 percent, to $3.1 million, in the first quarter of 2005 compared to the same period in 2004 because we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 12 percent, to $89.7 million, in the first quarter of 2005 compared to the same period in 2004. Our A.M. Best rating has negatively affected our sales of life products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off  (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2005            2004
                                                                                                 ----            ----
Premiums collected by product:

   Long-term care:
     First-year..........................................................................        $ -            $   .2
     Renewal.............................................................................         92.3            98.4
                                                                                                 -----          ------
       Subtotal - long-term care.........................................................         92.3            98.6
                                                                                                 -----          ------

   Major medical:
     Group (renewal).....................................................................          -               5.1
     Individual (renewal)................................................................           .7             1.0
                                                                                                 -----          ------
       Total major medical...............................................................           .7             6.1
                                                                                                 -----          ------

Collections on insurance products:

     Total first-year premium collections on insurance products..........................          -                .2
     Total renewal premium collections on insurance products.............................         93.0           104.5
                                                                                                 -----          ------

       Total collections on insurance products...........................................        $93.0          $104.7
                                                                                                 =====          ======

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 6.4 percent, to $92.3 million, in the first quarter of 2005 compared to the same period in 2004. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-Off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Major medical premium collections continue to decrease as we manage the run-off of this block of business.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2005 and December 31, 2004, primarily reflect: (i) our net income for the three months ended March 31, 2005; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2005, we increased the carrying value of such investments by $279.6 million as a result of this fair value adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

    Our capital structure as of March 31, 2005, and December 31, 2004, was as follows (dollars in millions):

                                                                              March 31,      December 31,
                                                                                2005             2004
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  758.4         $  758.9

    Shareholders' equity:
       Preferred stock.....................................................      667.8            667.8
       Common stock........................................................        1.5              1.5
       Additional paid-in-capital..........................................    2,600.1          2,597.8
       Accumulated other comprehensive income..............................      155.4            337.3
       Retained earnings...................................................      370.1            297.8
                                                                              --------         --------

          Total shareholders' equity.......................................    3,794.9          3,902.2
                                                                              --------         --------

          Total capital....................................................   $4,553.3         $4,661.1
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2005, and as of and for the year ended December 31, 2004:

                                                                                                 March 31,     December 31,
                                                                                                   2005            2004
                                                                                                   ----            ----
Book value per common share...................................................................    $20.70          $21.41
Book value per common share, excluding accumulated other comprehensive income (a).............     19.67           19.18

Ratio of earnings to fixed charges............................................................     2.05x           1.90x

Ratio of earnings to fixed charges and preferred dividends....................................     1.83x           1.58x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       17%             16%
   Corporate debt to total capital, excluding accumulated other comprehensive income (a)......       17%             18%
   Corporate debt and preferred stock to total capital........................................       31%             31%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (a).................................................................       32%             33%

--------------------

(a) This non-GAAP measure differs from the corresponding GAAP measure presented immediately above because accumulated other comprehensive income has been excluded from the value of capital used to determine this measure. Management believes this non-GAAP measure is useful because it removes the volatility that arises from changes in accumulated other comprehensive income. Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. However, this measure does not replace the corresponding GAAP measure.

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

     On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries from "B (Fair)" to "B++ (Very Good)", except Conseco Senior (the issuer of most of our long-term care business in our Other

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Business in Run-off segment), whose "B (Fair)" rating was affirmed by A.M. Best. According to A.M. Best, these rating actions reflected the substantial recapitalization of our balance sheet, improved absolute and risk-adjusted capital on a statutory basis and improving operating fundamentals. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "B" rating is assigned to companies which have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings.

     On May 27, 2004, S&P upgraded the financial strength ratings of our primary insurance companies from "BB-" to "BB+", except Conseco Senior, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest, respectively, of twenty-one possible ratings.

     On May 27, 2004, Moody's upgraded the financial strength ratings of our primary insurance companies from "Ba3" to "Ba2", except Conseco Senior, which was assigned a "Caa1" rating. On August 9, 2004, Moody's again upgraded the financial strength ratings of our primary insurance companies from "Ba2" to "Ba1" and reaffirmed the "Caa1" rating of Conseco Senior. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are considered "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Ba1" rating and "Caal" rating from Moody's are the eleventh and seventeenth highest, respectively, of twenty-one possible ratings.

     We have adopted several initiatives designed to reduce the expense levels in our Conseco Insurance Group segment. These initiatives include system conversions that will eliminate duplicate processing systems. We expect to spend over $23 million on capital expenditures in 2005 (including amounts related to these initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

     Liquidity of the Holding Companies

     On June 22, 2004, we entered into the Credit Facility. The Credit Facility is a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest, under the Previous Credit Facility; (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes. We are required to make:
(i) a principal payment of $1.1 million on December 31, 2005; and (ii) quarterly principal payments of $2.0 million commencing March 31, 2006, and continuing until March 31, 2010. The remaining principal balance is due on June 22, 2010. The Company made an optional prepayment of $28.0 million in December 2004. The Company made a mandatory prepayment of $.9 million (after consideration of the $28.0 million prepayment) on March 31, 2005, based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion related to the Credit Facility.

     At March 31, 2005, Conseco Inc. and CDOC held unrestricted cash of $44.3 million. In addition, our other non-life insurance subsidiaries held unrestricted cash of approximately $21.8 million which could be upstreamed to the parent companies if needed.

     Conseco and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures, fees for services and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of loans and advances. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to improve their Risk-Based Capital ("RBC") ratios and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

     If an insurance company subsidiary were to be liquidated, that liquidation would be conducted following the insurance laws of its state of domicile with such state's insurance regulator as the receiver for such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders would have no right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At March 31, 2005, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $12,183.5      $316.7       $ 85.3     $12,414.9
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,774.7        11.1         10.5       1,775.3
   States and political subdivisions...................................     1,148.0        15.4          7.2       1,156.2
   Debt securities issued by foreign governments.......................       133.5         3.2           .6         136.1
   Structured securities ..............................................     5,732.2        35.0         33.3       5,733.9
Below-investment grade (primarily corporate securities)................       751.3        34.7          9.7         776.3
                                                                          ---------      ------       ------     ---------

   Total actively managed fixed maturities.............................   $21,723.2      $416.1       $146.6     $21,992.7
                                                                          =========      ======       ======     =========

Equity securities......................................................       $62.3        $6.0          $.2         $68.1
                                                                              =====        ====          ===         =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by industry category as of March 31, 2005 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 5,735.7           26.1%
   Manufacturing........................................................................        2,265.0           10.3
   Bank and finance.....................................................................        2,209.9           10.1
   U.S. Government......................................................................        1,775.3            8.1
   Services.............................................................................        1,478.0            6.7
   Utilities............................................................................        1,322.0            6.0
   States and political subdivisions....................................................        1,161.4            5.3
   Communications.......................................................................        1,098.2            5.0
   Agriculture, forestry and mining.....................................................          822.3            3.7
   Asset-backed securities..............................................................          741.7            3.4
   Retail and wholesale.................................................................          629.9            2.8
   Transportation.......................................................................          619.7            2.8
   Other................................................................................        2,133.6            9.7
                                                                                              ---------          -----

      Total fixed maturity securities...................................................      $21,992.7          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At March 31, 2005, the amortized cost of the Company's below-investment grade fixed maturity securities was $751.3 million, or 3.5 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $776.3 million, or 103 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater for below-investment grade securities and such securities are

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Net Realized Investment Gains

     During the three months ended March 31, 2005, we recognized net realized investment gains of $1.6 million from the sales of investments (primarily fixed maturities) with proceeds of $3.1 billion. During the first three months of 2004, we recognized net realized investment gains of $27.1 million, which were comprised of $39.0 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.3 billion, net of $11.9 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first quarter of 2005. At March 31, 2005, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $4.6 million and a carrying value of $5.8 million.

     During the three months ended March 31, 2005, we sold $1.1 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $20.7 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality;
(v) identification of a superior investment alternative; or (vi) our analysis indicates there is a high probability that the security is other-than-temporarily impaired.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2005, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                             Estimated
                                                                                             Amortized         fair
                                                                                               cost            value
                                                                                             ---------       ---------
Due in one year or less...................................................................    $   68.5       $   68.3
Due after one year through five years.....................................................     1,016.2        1,000.1
Due after five years through ten years....................................................     3,337.4        3,284.0
Due after ten years.......................................................................     2,038.1        1,994.5
                                                                                              --------       --------

   Subtotal...............................................................................     6,460.2        6,346.9

Structured securities.....................................................................     2,832.7        2,799.4
                                                                                              --------       --------

   Total..................................................................................    $9,292.9       $9,146.3
                                                                                              ========       ========

     At March 31, 2005, we had no investments in fixed maturities rated below-investment grade or classified as equity-type securities in an unrealized loss position exceeding 20 percent of the cost basis.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2005 (dollars in millions):

                                               Less than 12 months       12 months or greater            Total
                                           ------------------------   -----------------------     -------------------
                                           Estimated                  Estimated                   Estimated
                                             fair        Unrealized     fair       Unrealized       fair   Unrealized
     Description of securities               value         losses       value        losses         value    losses
     -------------------------               -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies........  $1,172.0      $ (10.2)     $  2.4        $  (.3)      $1,174.4    $ (10.5)

     States and political subdivisions...     312.9         (4.3)       62.7          (3.6)         375.6       (7.9)

     Debt securities issued by
        foreign governments..............      57.1          (.7)        3.3           (.2)          60.4        (.9)

     Corporate securities................   4,609.9        (89.3)      126.6          (4.7)       4,736.5      (94.0)

     Structured securities...............   2,770.6        (32.6)       28.8           (.7)       2,799.4      (33.3)
                                           --------      -------      ------         -----       --------    -------

     Total actively managed
        fixed maturities.................  $8,922.5      $(137.1)     $223.8         $(9.5)      $9,146.3    $(146.6)
                                           ========      =======      ======         =====       ========    =======

     Equity securities...................      $5.8         $(.2)        $ -           $ -           $5.8       $(.2)
                                               ====         ====         ===           ===           ====       ====

     Based on management's current assessment of investments with unrealized losses at March 31, 2005, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Structured Securities

     At March 31, 2005, fixed maturity investments included $5.7 billion of structured securities (or 26 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to a higher degree of risk associated with variable prepayments. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example the repayment priority of a given security in a securitization structure).

     In general, prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at March 31, 2005 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  323.1      $  323.6    $  321.7
4 percent - 5 percent...............................................................    1,336.2       1,286.2     1,282.0
5 percent - 6 percent...............................................................    2,973.0       2,945.6     2,941.5
6 percent - 7 percent...............................................................      960.6         987.6       997.4
7 percent - 8 percent...............................................................      154.0         160.4       162.0
8 percent and above.................................................................       28.3          30.1        31.1
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $5,775.2      $5,733.5    $5,735.7
                                                                                       ========      ========    ========

---------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.3 million and $1.8 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at March 31, 2005, summarized by type of security, were as follows (dollars in millions):

                                                                                                 Estimated fair value
                                                                                                ---------------------
                                                                                                             Percent
                                                                             Amortized                       of fixed
Type                                                                            cost            Amount     maturities
----                                                                            ----            ------     ----------
Pass-throughs and sequential and targeted amortization classes............    $3,347.1        $3,347.8            15%
Planned amortization classes and accretion-directed bonds.................     1,170.5         1,171.1             5
Commercial mortgage-backed securities.....................................     1,205.5         1,206.4             6
Subordinated classes and mezzanine tranches...............................         9.9             9.9             -
Other.....................................................................          .5              .5             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,733.5        $5,735.7            26%
                                                                              ========        ========            ==

------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.3 million and $1.8 million, respectively.

     Pass-through securities and sequential and targeted amortization class securities have different prepayment variability characteristics and can be used as collateral for collateralized mortgage obligations. Sequential classes are a series of tranches that return principal to the tranche holders sequentially. Targeted amortization classes offer slightly better structure in return of principal than sequentials when prepayment speeds are close to the speed anticipated when created.

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

     Commercial mortgage-backed securities ("CMBS") are bonds secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. The CMBS market generally offers higher yields than similar-rated corporate bonds. Most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties.

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

     Mortgage Loans

     At March 31, 2005, the mortgage loan balance was primarily comprised of commercial loans. Less than one percent of the mortgage loan balance was noncurrent at March 31, 2005.

     Investment Borrowings

     Our investment borrowings averaged approximately $440.7 million during the first three months of 2005, compared with $473.7 million during the same period of 2004 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 2.4 percent and 1.1 percent during the first three months of 2005 and 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the first three months of 2005 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes to Internal Controls and Procedures for Financial Reporting. There were no significant changes in Conseco's internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LITIGATION AND OTHER LEGAL PROCEEDINGS.

     Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 6. EXHIBITS.

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




                                          CONSECO, INC.


Dated:  May 6, 2005                       By:  /s/ Eugene M. Bullis
                                               --------------------
                                               Eugene M. Bullis
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)