Form 10-Q
period 2005-06-30
CONSECO INC
filed 2005-08-08
CIK 1224608

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

                       For the period ended June 30, 2005

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    -------

                        Commission File Number 001-31792

                                  Conseco, Inc.

            Delaware                               75-3108137
      ----------------------              -------------------------------
      State of Incorporation              IRS Employer Identification No.


   11825 N. Pennsylvania Street
      Carmel, Indiana  46032                     (317) 817-6100
 -----------------------------------             --------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [X] No [ ]

     Shares of common stock outstanding as of August 1, 2005: 151,066,487

===============================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004..................................   3
            Consolidated Statement of Operations for the three and six months ended June 30, 2005 and 2004........   5
            Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2005 and 2004........   6
            Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004..................   7
            Notes to Consolidated Financial Statements............................................................   8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   26
            Overview .............................................................................................   27
            Critical Accounting Policies .........................................................................   27
            Risk Factors .........................................................................................   28
            Results of Operations.................................................................................   39
            Premium Collections...................................................................................   52
            Liquidity and Capital Resources.......................................................................   58
            Investments...........................................................................................   62
            New Accounting Standards .............................................................................   67

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   67

Item 4.     Controls and Procedures...............................................................................   67

PART II - OTHER INFORMATION

Item 1.     Litigation and Other Legal Proceedings ...............................................................   68

Item 6.     Exhibits .............................................................................................   68

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                              June 30,          December 31,
                                                                                                2005               2004
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     June 30, 2005 - $21,599.8; December 31, 2004 - $21,015.4)............................    $22,441.7         $21,633.4
   Equity securities at fair value (cost: June 30, 2005 - $32.4;
     December 31, 2004 - $32.7)...........................................................         33.8              33.9
   Mortgage loans.........................................................................      1,121.7           1,123.8
   Policy loans...........................................................................        435.2             448.5
   Trading securities.....................................................................        735.1             902.3
   Other invested assets .................................................................        131.4             164.4
                                                                                              ---------         ---------

       Total investments..................................................................     24,898.9          24,306.3

Cash and cash equivalents:
   Unrestricted...........................................................................        774.3             776.6
   Restricted.............................................................................         16.1              18.9
Accrued investment income.................................................................        316.9             308.4
Value of policies in force at the Effective Date..........................................      2,485.8           2,629.6
Cost of policies produced.................................................................        562.5             409.1
Reinsurance receivables...................................................................        897.0             975.7
Income tax assets.........................................................................        788.1             967.2
Assets held in separate accounts..........................................................         30.1              32.9
Other assets..............................................................................        312.7             330.8
                                                                                              ---------         ---------

       Total assets.......................................................................    $31,082.4         $30,755.5
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               June 30,         December 31,
                                                                                                 2005              2004
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $12,524.7       $12,508.2
     Traditional products...................................................................     11,782.4        11,741.3
     Claims payable and other policyholder funds............................................        863.7           879.8
     Liabilities related to separate accounts...............................................         30.1            32.9
   Other liabilities........................................................................        476.1           498.3
   Investment borrowings....................................................................        452.1           433.9
   Notes payable - direct corporate obligations.............................................        758.8           758.9
                                                                                                ---------       ---------

         Total liabilities..................................................................     26,887.9        26,853.3
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: June 30, 2005 - 151,066,487; December 31, 2004 - 151,057,863).........          1.5             1.5
   Additional paid-in capital...............................................................      2,603.0         2,597.8
   Accumulated other comprehensive income...................................................        473.5           337.3
   Retained earnings........................................................................        448.7           297.8
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      4,194.5         3,902.2
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $31,082.4       $30,755.5
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                    Three months ended             Six months ended
                                                                         June 30,                       June 30,
                                                                   ---------------------         ---------------------
                                                                   2005             2004         2005             2004
                                                                   ----             ----         ----             ----
Revenues:
   Insurance policy income................................       $  728.5        $  737.0      $1,456.2        $1,485.4
   Net investment income (loss):
     General account assets...............................          348.0           318.4         685.8           630.4
     Policyholder and reinsurer accounts..................           (1.6)          (14.8)        (24.9)             .9
     Net realized investment gains (loss).................            7.9            (5.6)          9.5            21.5
   Fee revenue and other income...........................            3.9             4.5           8.1            11.9
                                                                 --------        --------      --------        --------

       Total revenues.....................................        1,086.7         1,039.5       2,134.7         2,150.1
                                                                 --------        --------      --------        --------

Benefits and expenses:
   Insurance policy benefits..............................          703.4           666.5       1,374.4         1,386.2
   Interest expense.......................................           16.1            23.1          30.8            52.2
   Amortization...........................................           88.0            82.3         182.7           180.5
   Gain on extinguishment of debt.........................            -              (2.8)          -              (2.8)
   Other operating costs and expenses.....................          139.3           163.6         279.7           314.8
                                                                 --------        --------      --------        --------

       Total benefits and expenses........................          946.8           932.7       1,867.6         1,930.9
                                                                 --------        --------      --------        --------

       Income before income taxes.........................          139.9           106.8         267.1           219.2

Income tax expense on period income.......................           51.8            38.5          97.2            78.1
                                                                 --------        --------      --------        --------

       Net income.........................................           88.1            68.3         169.9           141.1

Preferred stock dividends.................................            9.5            23.7          19.0            46.6
                                                                 --------        --------      --------        --------

       Net income applicable to common stock..............       $   78.6        $   44.6      $  150.9        $   94.5
                                                                 ========        ========      ========        ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding..................    151,058,000     127,048,000   151,058,000     113,582,000
                                                              ===========     ===========   ===========     ===========

     Net income...........................................           $.52            $.35         $1.00            $.83
                                                                     ====            ====         =====            ====

   Diluted:
     Weighted average shares outstanding..................    185,002,000     146,992,000   185,883,000     123,790,000
                                                              ===========     ===========   ===========     ===========

     Net income...........................................           $.48            $.34          $.91            $.81
                                                                     ====            ====          ====            ====








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income(loss)     earnings
                                                          -----      -----    ---------------    ------------     --------
Balance, January 1, 2005.............................    $3,902.2     $667.8      $2,599.3           $337.3        $297.8

   Comprehensive income, net of tax:
     Net income......................................       169.9        -             -                -           169.9
     Change in unrealized appreciation of
       investments (net of applicable income tax
       expense of $76.2).............................       136.2        -             -              136.2           -
                                                         --------

         Total comprehensive income..................       306.1

     Stock option and restricted stock plans.........         5.2        -             5.2              -             -
     Dividends on preferred stock....................       (19.0)       -             -                -           (19.0)
                                                         --------     ------      --------           ------        ------

Balance, June 30, 2005...............................    $4,194.5     $667.8      $2,604.5           $473.5        $448.7
                                                         ========     ======      ========           ======        ======


Balance, January 1, 2004.............................    $2,817.6     $887.5      $1,642.9           $218.7        $ 68.5

   Comprehensive income, net of tax:
     Net income......................................       141.1        -             -                -           141.1
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       expense of nil)...............................      (407.6)       -             -             (407.6)          -
                                                         --------

         Total comprehensive loss....................      (266.5)

     Stock option and restricted stock plans.........         7.7        -             7.7              -             -
     Issuance of mandatorily convertible
       preferred stock, net..........................       667.8      667.8           -                -             -
     Redemption of cumulative convertible
       exchangeable preferred stock..................      (928.9)    (928.9)          -                -             -
     Issuance of common stock, net...................       882.2        -           882.2              -             -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................        41.4       41.4           -                -             -
     Dividends on preferred stock....................       (46.6)       -             -                -           (46.6)
                                                         --------     ------      --------          -------        ------

Balance, June 30, 2004...............................    $3,174.7     $667.8      $2,532.8          $(188.9)       $163.0
                                                         ========     ======      ========          =======        ======





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                 2005              2004
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................     $1,273.1           $1,288.5
   Net investment income.................................................................        707.7              743.8
   Fee revenue and other income..........................................................          8.1               11.9
   Net sales of trading securities.......................................................        162.6                 .5
   Insurance policy benefits.............................................................       (991.6)          (1,049.5)
   Interest expense......................................................................        (24.5)             (49.7)
   Policy acquisition costs..............................................................       (206.3)            (174.4)
   Other operating costs.................................................................       (278.8)            (317.6)
   Taxes.................................................................................          5.6                9.2
                                                                                              --------           --------

     Net cash provided by operating activities...........................................        655.9              462.7
                                                                                              --------           --------

Cash flows from investing activities:
   Sales of investments..................................................................      7,440.7            5,486.8
   Maturities and redemptions of investments.............................................        770.0            1,103.7
   Purchases of investments..............................................................     (8,771.6)          (7,530.0)
   Change in restricted cash.............................................................          2.8               19.0
   Other.................................................................................        (15.0)               (.3)
                                                                                              --------           --------

     Net cash used by investing activities ..............................................       (573.1)            (920.8)
                                                                                              --------           --------

Cash flows from financing activities:
   Issuance of notes payable, net........................................................          -                790.0
   Issuance of preferred stock, net......................................................          -                667.8
   Issuance of common stock, net.........................................................           .2              882.2
   Payments on notes payable.............................................................          (.9)          (1,300.0)
   Redemption of preferred stock.........................................................          -               (928.9)
   Amounts received for deposit products.................................................        822.0              782.1
   Withdrawals from deposit products.....................................................       (905.6)            (956.5)
   Investment borrowings.................................................................         18.2              161.4
   Dividends paid on preferred stock.....................................................        (19.0)               -
   Other.................................................................................          -                 (3.6)
                                                                                              --------           --------

       Net cash provided (used) by financing activities..................................        (85.1)              94.5
                                                                                              --------           --------

       Net decrease in cash and cash equivalents.........................................         (2.3)            (363.6)

Cash and cash equivalents, beginning of period...........................................        776.6            1,228.7
                                                                                              --------           --------

Cash and cash equivalents, end of period.................................................     $  774.3           $  865.1
                                                                                              ========           ========



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

     Conseco, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO is the successor to Conseco, Inc., an Indiana corporation ("Old Conseco" or our "Predecessor"), in connection with its bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). The terms "Conseco", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, Old Conseco and its subsidiaries. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

     The balance sheet at December 31, 2004, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions to calculate values for the cost of policies produced, the value of policies in force at the Effective Date, certain investments, assets and liabilities related to income taxes, liabilities for insurance and asset accumulation products, liabilities related to litigation, guaranty fund assessment accruals and amounts recoverable from loans to certain former directors and former employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

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

     Our trading security accounts are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $735.1 million and $902.3 million at June 30, 2005 and December 31, 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Accumulated other comprehensive income is comprised of the net effect of unrealized appreciation on our investments. These amounts, included in shareholders' equity as of June 30, 2005 and December 31, 2004, were as follows (dollars in millions):

                                                                                         June 30,        December 31,
                                                                                           2005              2004
                                                                                           ----              ----
Net unrealized appreciation on investments............................................    $ 848.1          $ 621.6
Adjustment to value of policies inforce at the Effective Date.........................      (87.3)           (85.7)
Adjustment to cost of policies produced...............................................      (22.7)           (10.2)
Deferred income tax liability.........................................................     (264.6)          (188.4)
                                                                                          -------          -------

     Accumulated other comprehensive income...........................................    $ 473.5          $ 337.3
                                                                                          =======          =======

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

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect of the event on future investment yields. We also adjust the value of policies inforce at the Effective Date for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income within shareholders' equity.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                     Three months ended             Six months ended
                                                                          June 30,                       June 30,
                                                                     -------------------          ---------------------
                                                                     2005           2004          2005             2004
                                                                     ----           ----          ----             ----
Net income......................................................     $88.1         $ 68.3       $169.9            $141.1
Preferred stock dividends.......................................      (9.5)         (23.7)       (19.0)            (46.6)
                                                                     -----         ------       ------            ------

     Net income applicable to common stock
       for basic earnings per share.............................      78.6           44.6        150.9              94.5

Effect of dilutive securities:
   Preferred stock dividends....................................       9.5            5.3         19.0               5.3
                                                                     -----         ------       ------            ------

     Net income applicable to common stock and assumed
       conversions for diluted earnings per share...............     $88.1         $ 49.9       $169.9            $ 99.8
                                                                     =====         ======       ======            ======

Shares:
   Weighted average shares outstanding
     for basic earnings per share...............................   151,058        127,048       151,058          113,582

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock............    33,076         19,352        34,052            9,676
     Stock option and restricted stock plans....................       868            592           773              532
                                                                   -------        -------       -------          -------

     Dilutive potential common shares...........................    33,944         19,944        34,825           10,208
                                                                   -------        -------       -------          -------

   Weighted average shares outstanding for diluted earnings
     per share..................................................   185,002        146,992       185,883          123,790
                                                                   =======        =======       =======          =======

     For the three and six months ended June 30, 2004, equivalent common shares of 35.3 million and 39.7 million, respectively, related to the assumed conversion of convertible exchangeable preferred stock (which was redeemed in the second quarter of 2004) were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

     Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Restricted shares are not included in basic earnings per share until vested. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised and restricted stock was vested. The dilution from options and restricted shares is calculated using the treasury stock method. Under this method, we assume the proceeds from the exercise of the options (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR STOCK OPTIONS

     We measure compensation cost for our stock option plans using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Under this method, compensation cost is recorded when the quoted market price at the grant date exceeds the amount an employee must pay to acquire the stock. When the Company issues employee stock options with the exercise price equal to or greater than the market price of our stock on the grant date, no compensation cost is recorded. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" require disclosures of the pro forma effects of using the fair value method of accounting for stock options.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. In April 2005, the SEC delayed the implementation date of SFAS 123R. Conseco will implement SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company will begin recognizing compensation cost for all awards granted, modified, repurchased or cancelled on and after January 1, 2006. In addition, we will be required to recognize compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of January 1, 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The aggregate value of unvested options at June 30, 2005, as determined using the Black-Scholes option valuation model at the date of grant, was $13.9 million, of which $10.9 million will be recognized as compensation cost over the remaining vesting period after January 1, 2006. If compensation cost had been determined based on the fair value at the grant dates for all awards issued after the Effective Date, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                     Three months ended             Six months ended
                                                                            June 30,                     June 30,
                                                                     -------------------         -----------------------
                                                                     2005           2004         2005               2004
                                                                     ----           ----         ----               ----
Net income, as reported .........................................    $88.1         $68.3        $169.9            $141.1
Less stock-based employee compensation expense determined
     under the fair value method for all awards, net of
     income taxes................................................       .9            .8           1.5               1.1
                                                                     -----         -----        ------            ------

Pro forma net income.............................................    $87.2         $67.5        $168.4            $140.0
                                                                     =====         =====        ======            ======


Earnings per share:
     Basic, as reported..........................................     $.52          $.35         $1.00              $.83
     Basic, pro forma............................................      .51           .34           .99               .82

     Diluted, as reported........................................     $.48          $.34          $.91              $.81
     Diluted, pro forma..........................................      .47           .33           .91               .80

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

     Operating information by segment was as follows (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                           June 30,                     June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities.................................           $   13.2       $   13.6      $   25.5           $   25.8
            Supplemental health.......................              304.4          293.9         606.1              586.3
            Life......................................               52.9           36.3          95.1               74.0
            Other.....................................                3.1            2.8           6.2                5.6
       Net investment income (a)......................              120.0          103.5         233.5              202.6
       Fee revenue and other income (a)...............                (.2)            .2            .4                 .5
       Net realized investment gains (a)..............                 .5             .4           2.5               11.4
                                                                 --------       --------      --------           --------

                Total Bankers Life revenues...........              493.9          450.7         969.3              906.2
                                                                 --------       --------      --------           --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities.................................                5.1            5.6          10.7               11.0
            Supplemental health.......................              164.0          185.4         335.7              371.7
            Life......................................               92.8           94.5         189.0              198.3
            Other.....................................                3.2            4.2           6.6                8.7
       Net investment income (a)......................              178.3          158.9         335.6              347.0
       Fee revenue and other income (a)...............                 .6            1.5           1.1                3.3
       Net realized investment gains (losses) (a).....                6.3           (5.1)          3.8               11.1
                                                                 --------       --------      --------           --------

                Total Conseco Insurance Group
                    revenues..........................              450.3          445.0         882.5              951.1
                                                                 --------       --------      --------           --------

    Other Business in Run-Off:
       Insurance policy income - supplemental health..               89.8          100.7         181.3              204.0
       Net investment income (a)......................               44.8           40.9          88.0               81.2
       Fee revenue and other income (a)...............                 .2             .2            .3                 .5
       Net realized investment gains (losses) (a).....                2.4            (.9)          4.5                1.8
                                                                 --------       --------      --------           --------

                Total Other Business in Run-Off
                    revenues..........................              137.2          140.9         274.1              287.5
                                                                 --------       --------      --------           --------

    Corporate:
       Net investment income..........................                3.3             .3           3.8                 .5
       Fee and other income...........................                3.3            2.6           6.3                7.6
       Net realized investment losses.................               (1.3)           -            (1.3)              (2.8)
                                                                 --------       --------      --------           --------

                Total corporate revenues..............                5.3            2.9           8.8                5.3
                                                                 --------       --------      --------           --------

                Total revenues........................            1,086.7        1,039.5       2,134.7            2,150.1
                                                                 --------       --------      --------           --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                     Three months ended            Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         ---------------------
                                                                    2005           2004         2005             2004
                                                                    ----           ----         ----             ----
Expenses:
    Bankers Life:
       Insurance policy benefits...........................         $341.2         $308.2     $  670.6        $  614.7
       Amortization........................................           45.0           43.6         91.9            89.3
       Interest expense on investment borrowings...........             .8             .7          1.5             1.1
       Other operating costs and expenses..................           38.0           44.1         75.7            79.6
                                                                    ------         ------     --------        --------

            Total Bankers Life expenses....................          425.0          396.6        839.7           784.7
                                                                    ------         ------     --------        --------

    Conseco Insurance Group:
       Insurance policy benefits...........................          274.5          262.4        529.6           574.3
       Amortization........................................           38.2           34.0         80.2            81.7
       Interest expense on investment borrowings...........            2.2            1.2          4.2             2.1
       Other operating costs and expenses..................           64.1           81.9        133.7           158.2
                                                                    ------         ------     --------        --------

            Total Conseco Insurance Group expenses.........          379.0          379.5        747.7           816.3
                                                                    ------         ------     --------        --------

    Other Business in Run-Off:
       Insurance policy benefits...........................           87.7           95.9        174.2           197.2
       Amortization........................................            4.8            4.7         10.6             9.5
       Interest expense on investment borrowings...........            -               .1          -                .1
       Other operating costs and expenses..................           20.9           25.5         41.9            48.4
                                                                    ------         ------     --------        --------

            Total Other Business in Run-Off expenses.......          113.4          126.2        226.7           255.2
                                                                    ------         ------     --------        --------

    Corporate:
       Interest expense on corporate debt..................           13.1           21.1         25.1            48.9
       Gain on extinguishment of debt......................            -             (2.8)         -              (2.8)
       Other operating costs and expenses..................           16.3           12.1         28.4            28.6
                                                                    ------         ------     --------        --------

            Total corporate expenses.......................           29.4           30.4         53.5            74.7
                                                                    ------         ------     --------        --------

            Total expenses.................................          946.8          932.7      1,867.6         1,930.9
                                                                    ------         ------     --------        --------

    Income (loss) before income taxes:
            Bankers Life...................................           68.9           54.1        129.6           121.5
            Conseco Insurance Group........................           71.3           65.5        134.8           134.8
            Other Business in Run-Off......................           23.8           14.7         47.4            32.3
            Corporate operations...........................          (24.1)         (27.5)       (44.7)          (69.4)
                                                                    ------         ------     --------        --------

                Income before income taxes.................         $139.9         $106.8     $  267.1        $  219.2
                                                                    ======         ======     ========        ========

-------------------

(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return plus a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index, over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy one-year call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We include the cost of the options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder accounts). Option costs that are attributable to benefits provided were $20.5 million and $23.2 million in the first six months of 2005 and 2004, respectively, and were included in investment income. Net investment income (loss) related to equity-indexed products before these option costs were $(.1) million and $28.0 million in the first six months of 2005 and 2004, respectively. These amounts were substantially offset by the corresponding charges to insurance policy benefits. The estimated fair values of the options were $40.1 million and $50.4 million at June 30, 2005 and December 31, 2004, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $203.3 million and $236.7 million at June 30, 2005 and December 31, 2004, respectively. We have transferred a specific block of investments which are equal to the balance of these liabilities to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2005, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $35.9 million and $32.1 million at June 30, 2005 and December 31, 2004, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     We hold bank loans made to certain former directors and employees that enabled them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which exceed $255 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At June 30, 2005, we have estimated that approximately $38 million of the D&O loan balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

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

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at June 30, 2005 and December 31, 2004 was $25.1 million and $22.0 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $121.0 million and $133.5 million in the first six months of 2005 and 2004, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $127.1 million and $158.0 million in the first six months of 2005 and 2004, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $28.9 million and $35.8 million in the first six months of 2005 and 2004, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivatives embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense were as follows (dollars in millions):

                                                                    Three months ended            Six months ended
                                                                         June 30,                      June 30,
                                                                    -------------------         ----------------------
                                                                    2005           2004         2005              2004
                                                                    ----           ----         ----              ----
Current tax provision.........................................      $ -            $ 1.2        $ -               $ 3.0
Deferred tax provision........................................       51.8           37.3         97.2              75.1
                                                                    -----          -----        -----             -----

         Income tax expense on period income..................      $51.8          $38.5        $97.2             $78.1
                                                                    =====          =====        =====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
U.S. statutory corporate rate........................................................            35.0%             35.0%
Other nondeductible expenses.........................................................             1.2                .5
State taxes..........................................................................              .6                .1
Other deductible expenses............................................................             (.4)              -
                                                                                                 ----              ----

         Effective tax rate..........................................................            36.4%             35.6%
                                                                                                 ====              ====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            June 30,         December 31,
                                                                                              2005               2004
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to worthless investment in Conseco Finance Corp...........      $ 1,452.4         $ 1,452.4
       Other..........................................................................          112.4              99.9
    Capital loss carryforwards........................................................          366.6             388.6
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,505.7           1,598.0
       Reserve for loss on loan guarantees............................................          198.5             207.3
                                                                                            ---------         ---------

         Gross deferred tax assets....................................................        3,635.6           3,746.2
                                                                                            ---------         ---------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (50.5)            (79.7)
       Value of policies in force at the Effective Date and cost of policies produced.         (738.9)           (732.1)
       Unrealized appreciation of investments.........................................         (264.6)           (188.4)
       Other..........................................................................         (178.0)           (169.4)
                                                                                            ---------         ---------

         Gross deferred tax liabilities...............................................       (1,232.0)         (1,169.6)
                                                                                            ---------         ---------

         Net deferred tax assets before valuation allowance...........................        2,403.6           2,576.6

Valuation allowance...................................................................       (1,629.6)         (1,629.6)
                                                                                            ---------         ---------

         Net deferred tax assets......................................................          774.0             947.0

Current income taxes prepaid..........................................................           14.1              20.2
                                                                                            ---------         ---------

         Net income tax assets........................................................      $   788.1         $   967.2
                                                                                            =========         =========

     Conseco and its affiliates are currently under examination by the Internal Revenue Service (the "IRS") for tax years ending December 31, 2002 through December 31, 2003. The outcome of this examination (including any appeals thereof) is not expected to have a material adverse affect on our operating results, but may result in utilization or adjustment of the income tax loss carryforwards reported below, and is expected to resolve the Section 382 limitation and the life insurance limitation issues more fully discussed below.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net deferred tax assets before valuation allowance totaled $2.4 billion at June 30, 2005. In evaluating our deferred income tax

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken and plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.

     As of June 30, 2005, we believe that it is necessary to have a valuation allowance on a portion of our deferred tax assets. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on such component's ability to be fully recognized in the future. Two significant issues include whether Section 382 of the Internal Revenue Code (the "Code") is applicable, which would limit the amount of net operating losses arising from the worthlessness of our previous subsidiary, Conseco Finance Corp. ("CFC"), and whether such net operating losses are eligible to offset life insurance income without limitation. We intend to maintain a sufficient valuation allowance against our deferred tax assets until objective evidence exists to further reduce or eliminate it.

     Based upon our projections of future income that we completed in early 2005, we believe that we will more likely than not recover $774.0 million of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. There was no change in our valuation allowance during the first six months of 2005.

     As of June 30, 2005, we had $4.5 billion of net operating loss carryforwards and $1.0 billion of capital loss carryforwards (including the loss resulting from the worthlessness of CFC discussed below), which expire as follows (dollars in millions):

                                         Net operating loss carryforwards                     Capital loss carryforwards
                                   -------------------------------------------         -----------------------------------------
  Year of expiration               Subject to ss.382     Not subject to ss.382         Subject to ss.382   Not subject to ss.382
  ------------------               -----------------     ---------------------         -----------------   ---------------------
       2005...........................  $   .2              $    -                     $    -                $ -
       2006...........................      .1                   -                          -                  -
       2007...........................     5.8                   -                        429.7                -
       2008 ..........................      .1                   -                        583.7                -
       2009...........................    10.5                   -                          -                 34.1
       2010...........................     3.5                   -                          -                  -
       2011...........................      .5                   -                          -                  -
       2016...........................    29.2                   -                          -                  -
       2017...........................    51.1                   -                          -                  -
       2018...........................    53.9               4,182.3 (a)                    -                  -
       2019...........................      .7                   -                          -                  -
       2020...........................     2.5                  33.8                        -                  -
       2022...........................      .6                   -                          -                  -
       2023...........................    84.0                   -                          -                  -
       2024...........................     -                    10.0                        -                  -
       2025...........................     -                     2.0                        -                  -
                                        ------              --------                   --------              -----

       Total..........................  $242.7              $4,228.1                   $1,013.4              $34.1
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

     The following paragraphs summarize some of the unresolved issues regarding the future utilization of our net operating loss carryforwards, which, when resolved, could cause a reassessment of the need for a portion of the valuation allowance.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities. There is no limitation on the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the Code limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to such limitation. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002-2003. We have had, and continue to have, discussions with the IRS as part of the audit in process. These discussions indicate that the IRS is tentatively adverse to the Company's conclusion that the loss related to CFC should be treated as a life insurance loss. The IRS's determination will not be known until the completion of the audit, which is expected by the end of the year. The Company believes that it has strong legal arguments for its position, and, if the IRS ultimately challenges the Company's position, then the Company may exercise all of its appeal rights, including litigation if necessary. Such an appeal could take a significant amount of time to resolve.

     The timing and manner in which the Company will be able to utilize some or all of its net operating loss carryforwards may be limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its net operating loss carryforwards when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. In order to determine the amount of this limitation, we must determine the amount of our net operating loss carryforwards related to the period prior to our emergence from bankruptcy (such amount will be subject to the 382 limitation) and the amount related to the period after emergence (such amount will not be subject to the 382 limitation). When the Company filed its 2003 federal income tax return, it elected to specifically identify transactions in each period and record them in the period they actually occurred. As a result, we believe the loss related to CFC will be treated as post emergence and therefore not subject to the Section 382 limitation. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002-2003. We have had, and continue to have, discussions with the IRS as part of the audit in process. These discussions indicate that the IRS is no longer reviewing the Section 382 issue and is not at this time adverse to the Company's position. Such a determination will not be known until the completion of the audit, which is expected by the end of the year.

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of June 30, 2005 and December 31, 2004 (dollars in millions):

                                                                                             June 30,         December 31,
                                                                                               2005               2004
                                                                                               ----               ----
$800.0 million secured credit agreement ("Credit Facility").............................       $767.1            $768.0
Unamortized issuance costs..............................................................         (8.3)             (9.1)
                                                                                               ------            ------

     Direct corporate obligations.......................................................       $758.8            $758.9
                                                                                               ======            ======

     On June 22, 2004, we entered into the Credit Facility. The Credit Facility is a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest, under our previous $1.3 billion credit agreement (the "Previous Credit Facility"); (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     We are required to make: (i) a principal payment of $1.1 million on December 31, 2005; and (ii) quarterly principal payments of $2.0 million commencing March 31, 2006, and continuing until March 31, 2010. The remaining principal balance is due on June 22, 2010. The Company made an optional prepayment of $28.0 million in December 2004. The Company made a mandatory prepayment of $.9 million (after consideration of the $28.0 million prepayment) on March 31, 2005, based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. The borrowing bears interest, payable at least quarterly, based on either a eurodollar rate or a base rate. The eurodollar rate is equal to LIBOR plus 3.5 percent. The base rate is equal to
2.5 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or
(ii) Bank of America's prime rate. On June 30, 2005, the interest rate on our Credit Facility was 6.83 percent.

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

     The Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 17 percent at June 30, 2005); (ii) an interest coverage ratio greater than or equal to 2.0:1.0 for each rolling four quarters ending (or, if less, the number of full quarters commencing after June 22, 2004) during the period October 1, 2004 through June 30, 2007, and 2.5:1.0 for the four quarters ending September 30, 2007 and for each rolling four quarters thereafter (such ratio exceeded 2.10:1.0 for the four quarters ending June 30, 2005); (iii) EBITDA, as defined in the Credit Facility, greater than or equal to $725.0 million for each rolling four quarters ending during the period July 1, 2004 through December 31, 2005, $775.0 million for each rolling four quarters ending during the period January 1, 2006 through December 31, 2006, and $825.0 million for each rolling four quarters thereafter (such amount was greater than $1.0 billion for the four quarters ended June 30, 2005); (iv) an aggregate risk-based capital ratio, as defined in the Credit Facility, greater than or equal to 245 percent for each quarter ending during the period June 30, 2005 through June 30, 2006, and 250 percent for each quarter ending thereafter (such ratio exceeded the minimum risk-based capital requirements at June 30, 2005); (v) a combined statutory capital and surplus level, as defined in the Credit Facility of greater than $1,270.0 million (combined statutory capital and surplus at June 30, 2005 exceeded such requirement); and (vi) specified investment portfolio requirements (such investment portfolio requirements were met at June 30, 2005).

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

     SALES INDUCEMENTS

     Our annuity products include contracts that offer enhanced crediting rates or bonus payments. These enhanced rates are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $10.0 million and $6.8 million during the six months ended June 30, 2005 and 2004, respectively. Amounts amortized totaled $2.4 million and $.9 million during the six months ended June 30, 2005 and 2004, respectively. The unamortized balance of deferred sales inducements at June 30, 2005 and December 31, 2004 was $23.4 million and $15.8 million, respectively. Our reserve for persistency bonus benefits was $307.8 million at June 30, 2005 and $313.2 million at December 31, 2004.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued SFAS 123R in December 2004. SFAS 123R revises SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

operations over the related service period. SFAS 123R is effective for all awards granted, modified, repurchased or cancelled in the interim period beginning after June 15, 2005 and requires the recognition of compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of the effective date. In April 2005, the SEC amended the compliance date to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The Company's net income would have been reduced by $.9 million and $1.5 million in the three and six months ended June 30, 2005, respectively, if we had recognized stock-based employee compensation as determined under the fair value method, net of income taxes.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim consolidated financial statements.

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

     In March 2004, the Emerging Issues Task Force issued Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides additional guidance for determining whether an impairment of an investment is other than temporary. EITF 03-01 also includes guidance for accounting for an investment subsequent to an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Certain guidance in EITF 03-01 was effective beginning the quarter ended September 30, 2004; however, such guidance did not significantly change our procedures for evaluating impairments. The FASB will issue FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. This limit was reached in May of 2005. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs were given until August 24, 2005 to amend their complaint. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $1.5 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Other Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company ("Conseco Life"), have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. On or about June 23, 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). On or about September 23, 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint seeks unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge certified a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. Trial is currently set to begin on or about May 9, 2006. Other cases now pending include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Alene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Four putative nationwide and/or statewide class-action lawsuits filed in California state courts have been consolidated and are being coordinated in the Superior Court of San Francisco County under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc.,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case No. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, Schwartz filed a purported nationwide class action captioned William Schwartz and Rebecca R. Frankel, Trustee of the Robert M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). On May 16, 2005 an individual lawsuit was filed in Illinois captioned Sidney Bark, Shirley Bark, Marla Bark Dembitz, Caryn Bark and Toni Bark v. Conseco Life Insurance Company, Massachusetts General Life Insurance Company, Brown, Brown and Gomberg, LTD; and Gerald R. Gomberg, Case No. 2005L005353 (Circuit Court of Cook County, Illinois, County Department, Law Division), which has been removed to the United States District Court for the Northern District of Illinois. On May 24, 2005 a lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois. On May 25, 2005 an individual lawsuit was filed in California captioned Leslie C. Garland, M.D., and the Leslie C. Garland Irrevocable Trust v. Conseco Life Insurance Company, successor to Massachusetts General Life Insurance Company and DOES 1 through 50 inclusive, Case No. BC330898 (Superior Court, County of Los Angeles, California), which has been removed to the United States District Court for the Central District of California and consolidated and coordinated with MDL 1610. We believe these lawsuits are without merit and intend to defend them vigorously. However, the ultimate outcome of the lawsuits cannot be predicted with certainty and an adverse decision could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     In October 2002, Roderick Russell, on behalf of himself and purportedly on behalf of a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, our subsidiary Conseco Services, LLC ("Conseco Services") and certain of our current and former officers, Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM. The complaint seeks an unspecified amount of damages. The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We reached a tentative settlement with the Russell plaintiffs for $10 million in February 2005, subject to the negotiation of a final settlement agreement. A final settlement agreement has been reached. The class action settlement must now be approved by the district court, after a fairness hearing is conducted. We have established a liability of $10 million for the cost of this settlement.

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

     On July 9, 1999, a complaint was filed in the Supreme Court of the State of New York, County of New York, PRG Planning & Development, LLC v. LateNite Magic, Inc., Daurio & Russo & Sons Construction Co., Inc., Specialized Audio Visual, Inc., Farmore Realty, Inc. f/k/a Sweetheart Theatres, Inc., The City of New York and the State of New York Cause No: 114077/99. The complaint seeks damages in the amount of $3.9 million with interest thereon from January 20, 1998. This is a lien foreclosure suit that is the result of an April 1996 lease agreement entered into by LateNite Magic and Farmore Realty, Inc. to develop a theme restaurant based on the magic of David Copperfield. A former subsidiary of the Company, Conseco Variable Insurance Company ("CVIC"), and our subsidiary Conseco Annuity Assurance Company (now known as Conseco Insurance Company) purchased preferred stock of LateNite and acquired the right to an assignment of the April 1996 lease. An amended complaint was filed on December 2, 1999 naming CVIC and Conseco Annuity Assurance Company as co-defendants. The trial in this case commenced on March 10, 2005 and concluded on May 20, 2005. The post trial briefs have been submitted and a decision could come at any time. We retained liability for CVIC's involvement in this litigation in

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

connection with the sale of CVIC. We believe that we have established adequate reserves in the event we are found liable under this lawsuit. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On December 10, 2004, an arbitration award was issued by the American Arbitration Association finding for American Worldwide Insurance, Inc. ("AWI") and Todd Green ("Green"), individually, and against Conseco Life. The arbitrated dispute arises from a marketing agreement initially entered into in 1994. AWI and Green alleged breach of contract and bad faith and sought $4.3 million actual damages and unspecified punitive damages. The award resulted in total actual damages of $2.1 million, as well as future payments of $.9 million due on September 9, 2005, $.8 million due on September 9, 2006, and $.6 million due on September 9, 2007. The panel also found that AWI and Green failed to prove that either Conseco Life or Conseco Marketing, LLC acted in bad faith and refused an award of punitive damages. We have filed an application in Federal court in the case captioned, Conseco Life Insurance Company and Conseco Marketing, LLC v. American Worldwide Insurance, Inc. and Todd Green, Cause No. 1:04-CV-2035-DFH-TAB (Southern District, Indiana) requesting, among other things, to vacate the arbitration award because it is contrary to applicable law and order a new arbitration proceeding. AWI and Green have filed a motion in opposition and a motion to confirm the arbitration award. On August 4, 2005, our application to vacate the arbitration award was denied and judgment was entered consistent with the award as set forth above. Adequate reserves have been established with respect to the judgment.

     On June 27, 2001, two suits against Conseco Life, both purported nationwide class actions seeking unspecified compensatory and punitive damages, were consolidated in the U.S. District Court, Middle District of Florida, In Re PLI Sales Litigation, Cause No. 01-MDL-1404. The complaint alleges, among other things, fraudulent sales and a "vanishing premium" scheme. Conseco Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Conseco Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. On April 23, 2004, a similar case was filed. Harold R. Arthur, individually and as Trustee of the Harold A. Arthur Revocable Living Trust, on behalf of himself and all others similarly situated
v. Conseco Life Insurance Company, Case No. 6:04-CV-587-ORL-31KRS (U.S. District Court, Middle District of Florida). The case was consolidated with the PLI Sales Practices Litigation in May 2004. The plaintiff's motion for class certification was denied. Conseco Life's motion for summary judgment on Plaintiff Arthur's claim was denied. Trial of Arthur's claim and one claim of co-plaintiff Siegel is scheduled for the period beginning September 6, 2005. We believe that we have established adequate reserves in the event we are found liable under this lawsuit. The ultimate outcome of this lawsuit cannot be predicted with certainty.

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

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado, Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465, alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policyholders paying via premium modes other than annual. On November 10, 2003, the court denied the plaintiff's motion for class certification. On January 26, 2004, the plaintiff appealed the trial court's ruling denying class certification. Oral argument was heard on July 26, 2005, and we are waiting for the appellate court's decision. All further proceedings have been stayed pending the outcome of the appeal. The defendants believe this lawsuit is without merit and intend to defend it vigorously. Given the uncertainties regarding the outcome of these proceedings, we are unable to estimate the possible range of loss that may result from this pending litigation.

     On October 8, 2003, a complaint was filed in the United States District Court for South Carolina, Greenville Division, Consolidated Insured Benefits, Inc. and Ronald F. English v. Conseco Medical Insurance Company, Cause No. 6:03-3211-20. Plaintiffs are a former Conseco Medical Insurance Company ("CMIC") field marketing organization and its president and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

chief executive officer, and they allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for fraud, negligent misrepresentation and breach of fiduciary duty. CMIC has filed a motion for summary judgment, and the case is set for trial on or after September 7, 2005. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     In October 1997, an action was filed against CVIC and general agent Glenn
H. Guffey by nine South Carolina agents, who alleged that they had suffered losses as a result of defendants' breach of contract, fraud and misleading conduct relating to the sale of Flex II annuities. In the action, Thomas Allen et al v. Great American Reserve Insurance Company, Glenn H. Guffey and American Home Assurance Company, Case Number 29C01-9709-CP751 in the Circuit Court of Hamilton County, Indiana, plaintiffs claim that Mr. Guffey told them that the annuities would have no initial administrative fees charged to the owner of the annuity (when in fact they did) and that as a result, they had been selling the annuities on that basis. Plaintiffs demanded unspecified compensatory and punitive damages, and allege that they have lost commissions and renewals and that their business reputations have been damaged as a result of Mr. Guffey's misrepresentations. They further contend that CVIC should be held liable as it negligently supervised Mr. Guffey and knew about his fraudulent conduct. Defendants were granted a Summary Judgment on February 9, 2000, but plaintiffs appealed the judgment, and the Indiana Supreme Court overturned it on April 2, 2002. Mr. Guffey has settled with plaintiffs, and the case against CVIC is now set for a jury trial commencing October 24, 2005. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., James S. Adams, Maxwell E. Bublitz, Ngaire E. Cuneo and David R. Decatur. The specific lawsuits now pending include: Hilbert v. Conseco, Case No. 03CH 15330 (Circuit Court, Cook County, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey
v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Stephen
C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Cuneo, et al., Case No. 1:04-CV-0929-DFH-WTL (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Inc. v. Adams, et al., Case No. 04 L 012974 (Circuit Court, Cook County, Illinois); Conseco Inc. v. Cuneo, et al., Case No. 04 C 7469 (Northern District, Illinois). David Decatur filed for bankruptcy on May 12, 2004, Case No. 04-08772-JKC-11 (Southern District, Indiana). Maxwell E. Bublitz filed for bankruptcy on May 2, 2005, Case No. 05-08168-7 (Southern District, Indiana). James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana).

     On October 20, 2004, the judge in the Conseco Services v. Hilbert case granted partial final summary judgment in favor of Conseco Services in the amount of $62.7 million plus interest. Mr. Hilbert has filed a notice of appeal. The matter is fully briefed and pending a decision by the Indiana Court of Appeals. The Court of Appeals has set the matter for oral argument on September 8, 2005. We filed an objection to Dr. Decatur's bankruptcy on December 9, 2004. On July 9, 2004, Conseco Services filed a motion for partial summary judgment in the Cuneo Indiana matter. On June 24, 2005, the Company filed a motion for summary judgment in the Cuneo Illinois matter. The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At June 30, 2005, we estimated that approximately $38 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $19 million will be paid to the former holders of our Predecessor's trust preferred securities.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Cash flows from operating activities:
   Net income...........................................................................     $ 169.9            $ 141.1
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................       191.6              197.6
       Income taxes.....................................................................       102.9               87.3
       Insurance liabilities............................................................       199.7              139.8
       Accrual and amortization of investment income....................................        46.8              112.5
       Deferral of policy acquisition costs.............................................      (206.3)            (174.4)
       Net realized investment gains....................................................        (9.5)             (21.5)
       Net sales (purchases) of trading securities......................................       162.6                 .5
       Gain on extinguishment of debt...................................................         -                 (2.8)
       Other............................................................................        (1.8)             (17.4)
                                                                                             -------            -------

         Net cash provided by operating activities......................................     $ 655.9            $ 462.7
                                                                                             =======            =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................        $5.0             $  7.7
     Issuance of convertible preferred shares...........................................         -                 41.4

     At June 30, 2005, restricted cash consisted of: (i) $15.2 million held in an escrow account pursuant to a settlement with the Securities and Exchange Commission and the New York Attorney General concerning their joint investigation into market timing in variable annuities issued by a former subsidiary of Old Conseco; (ii) $.7 million held in trust for the payment of bankruptcy-related professional fees; and (iii) $.2 million of segregated cash held for the benefit of the former holders of TOPrS.

     SUBSEQUENT EVENTS

     In July 2005, we announced that we are seeking to raise, subject to market and other conditions, $300 million through a private offering of convertible debentures ($330 million if the initial purchasers' option is exercised in full). The offering will be made only to qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933. The Company intends to use the proceeds of the debentures to repay debt under its Credit Facility. The debentures to be offered will not be registered under the Securities Act of 1933 or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     In July 2005, we announced that we have engaged Banc of America Securities LLC and J.P. Morgan Securities Inc. to act as lead arrangers and joint bookrunners in connection with the amendment of our existing Credit Facility. The amendment is expected to provide for, among other things, a reduction in the principal amount of the Credit Facility to $475 million through the application of proceeds of the convertible debentures, a reduction in the interest spread on the term loan, relaxed financial covenants and increased flexibility to enter into capital markets transactions.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at June 30, 2005, and the consolidated results of operations for the three and six months ended June 30, 2005 and 2004, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We and several of our present and former subsidiaries have been named as defendants in various purported class action lawsuits. Our former subsidiary, Manhattan National Life Insurance Company, is a defendant in a purported nationwide class action lawsuit which seeks unspecified damages in New Mexico state court for alleged fraud by non-disclosure of additional charges to policyholders who desired to pay premiums on other than an annual basis. Four of our subsidiaries have also been named in a purported nationwide class action lawsuit which seeks unspecified damages in Colorado state court for alleged claims similar to those aforementioned in the New Mexico suit.

     In addition, our subsidiary, Conseco Life Insurance Company, or Conseco Life, has also been named as a defendant in multiple purported class actions and individual cases alleging, among other things, breach of contract, violation of California Business and Professions Code Section 17200, fraud and misrepresentation regarding a change made in 2003 and 2004 in the way cost of insurance charges and related monthly deductions were calculated for approximately 86,500 life insurance policies. In April 2005, a nationwide class was certified with respect to the breach of contract claim and, in California, a statewide class was certified for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing. These claims allege that the change to the calculation of cost of insurance charges allowed us to add $360 million to our balance sheet. They seek, among other things, an injunction that would require the reinstatement of the prior method for calculating monthly cost of insurance charges, and a refund of any additional charges that resulted from the change. In addition, state insurance departments have inquired about this change to the calculation of monthly deductions.

     The ultimate outcome of these lawsuits cannot be predicted with certainty. In addition, we and our subsidiaries may become subject to similar litigation in other jurisdictions. These lawsuits and any future lawsuits could, individually or in the aggregate, have a material adverse effect on our financial condition, and it is possible that an adverse determination in pending litigation could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. Because our insurance subsidiaries were not part of the bankruptcy proceedings underwent by our predecessor company and some of its non-insurance subsidiaries, those proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries.

     The 2002 bankruptcy of our predecessor company and some of its subsidiaries disrupted our operations and damaged the "Conseco" brand. As a result, we may continue to experience lower sales, increased agent attrition and policyholder lapses and redemptions.

     The announcement of our predecessor's intention to seek a restructuring of its capital in August 2002 and the subsequent filing of bankruptcy petitions by our predecessor company and some of its non-insurance subsidiaries in December 2002 caused significant disruptions in our predecessor's operations. We believe that adverse publicity in national and local media concerning our predecessor's distressed financial condition and its disputes with former members of management caused sales of our insurance products to decline and policyholder lapses and redemptions to increase. For example, our total premium collections decreased by 7.2 percent to $3,881.4 million and 8.4 percent to $4,180.9 million for the years ended December 31, 2004 and 2003, respectively, compared to the prior year. In addition, withdrawals from annuities and other investment-type products exceeded deposits by $147.4 million and $615.4 million during the years ended December 31, 2004 and 2003, respectively.

     We also experienced increased agent attrition, which, in some cases, led us to increase agents' commissions or sales incentives in order to retain agents. For example, the number of producing agents and sales managers selling products through the Conseco Insurance Group segment decreased by approximately 29 percent to 6,200 at December 31, 2004, compared to December 31, 2003. The number of career agents selling products through the Bankers Life segment remained at approximately 4,600 throughout 2004. We implemented sales incentive programs for our agents to retain them during the period when we experienced much negative publicity, lower ratings and increased activity from competitor agents. The total cost for the agent incentive programs during 2003 and 2002 was $17 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     While we cannot precisely quantify the damage to the Conseco brand caused by the negative publicity of our predecessor's distressed financial condition, we believe these events contributed significantly to the trends indicated above. The successful completion of the bankruptcy and capital restructuring in 2003 and 2004, respectively, have begun to reverse some of these trends; however, we do not expect our sales to return to pre-bankruptcy levels in the near-term.

     A failure to improve the financial strength ratings of our insurance subsidiaries could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurers' products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our predecessor company's bankruptcy. This ratings decline was a primary factor in the decreased sales of our insurance products and the increased policyholder redemptions and lapses beginning in 2002. We also experienced increased agent attrition, which, in some cases, led us to increase commissions or sales incentives in an effort to retain them. These events have hindered our ability to market our products and to recruit and retain agents, which, in turn, has negatively impacted our financial results. The financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior Health Insurance Company, or "Conseco Senior") were upgraded in the second quarter of 2004 by A.M. Best, S&P and Moody's and again in the third quarter of 2004 by Moody's. The current financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very
Good)," "BB+" and "Ba1," respectively. The ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)," "CCC" and "Caa1," respectively. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest, respectively, of twenty-one possible ratings. The "Ba1" rating and the "Caa1" rating from Moody's are the eleventh and seventeenth highest of twenty-one possible ratings. While we or our subsidiaries have recently been assigned positive ratings outlooks by these agencies, most of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

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

     Our Conseco Insurance Group segment has experienced declining sales as well as expense levels that exceed product pricing. We have implemented several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products, such as our specified disease products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel;
(iv) increasing retention rates on our more profitable blocks of inforce business; and (v) stabilizing the profitability of the long-term care block of business in run-off sold through independent agents through premium rate increases, improved claim adjudication procedures and other actions. Many of our initiatives address issues resulting from the substantial number of acquisitions of our predecessor. Between 1982 and 1997, our predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. Our efforts involve improvements to our policy administration procedures and significant systems conversions, such as the elimination of duplicate processing systems for similar business. These initiatives may result in unforeseen expenses, complications or delays, and may be inadequate to address all issues. Conversions to new processing systems can result in valuation differences between the prior system and the new system. These differences have not been material to us in the past. Our planned conversions could result in such valuation adjustments, and there can be no assurance that the adjustments would not be material to future earnings. Further, some of these initiatives have only recently begun to be executed, and may not ultimately be successfully accomplished. We expect to spend over $10 million on capital expenditures during the remainder of 2005 (including amounts related to these initiatives). While our future operating performance depends greatly on the success of these efforts, even if we successfully implement these measures, they alone may not sufficiently improve our results of operations.

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

     The benefit ratio for our long-term care products, included in the other business in run-off segment, has increased in recent periods and was 98 percent during the six months ended June 30, 2005. We will have to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected. During the first six months of 2005, as well as 2004, 2003 and 2002, we received approvals for rate increases totaling $5 million, $48 million, $37 million and $44 million, respectively, relating to this long-term care business, which had approximately $380 million of collected premiums in 2004.

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

     If, however, we were successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. This would reduce our premium income and profitability in future periods.

     On home health care policies issued in some areas of Florida and other states, payments made for the benefit of policyholders have exceeded premiums received by a significant margin. Substantially all of these policies were issued through independent agents by certain of our subsidiaries prior to their acquisitions by us in 1996 and 1997. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, which affects approximately 11,000 home health care policies issued in Florida by Conseco Senior and its predecessor companies. Pursuant to the order, Conseco Senior must offer the following three alternatives to holders of these policies:

     o retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

     o receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years; and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o receipt of a paid up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

We completed the process of notifying our home health care policyholders of these choices in the second quarter of 2005. We expect to know the results of most policyholder elections by September 30, 2005.

     On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,500 home health care policies that are the obligations of one of our other insurance subsidiaries, Washington National Insurance Company, or Washington National. We expect to complete the process of notifying these policyholders of their choices in the third quarter of 2005. The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies issued in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

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

     Our Bankers Life segment has offered long-term care insurance since 1985. Bankers Life's claims experience on its long-term care blocks has generally been lower than its pricing expectations. However, the lapses on these policies have been lower than our pricing expectations and this is expected to result in higher benefit ratios in the future.

     The long-term care insurance businesses included in the other business in run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of such business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have received necessary regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, these blocks experienced benefit ratios of 98 percent in the six months ended June 30, 2005, 103 percent in 2004, 103 percent in the four months ended December 31, 2003, 170 percent in the eight months ended August 31, 2003, and 139 percent in 2002. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders primarily based on assumptions made by our actuaries. For our life insurance business, our limit of risk retention for each policy is generally $0.8 million or less because amounts above $0.8 million are ceded to reinsurers. For our health insurance business, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, and a reserve for the present value of amounts on claims not yet due. We establish reserves based on assumptions and estimates of factors either established at the fresh-start date for business inforce then or considered when we set premium rates for business written after that date.

     Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Conseco, Inc. and CDOC, Inc., our wholly owned subsidiary and a guarantor under our senior credit facility, are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt, including the debentures, and to pay administrative expenses and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of us or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to us and CDOC. In addition, we may need to contribute additional capital to improve the risk-based capital ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. Accordingly, this would limit the ability of CDOC and us to meet debt service requirements and satisfy other financial obligations.

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

     Any dividends in excess of these levels, as well as principal and interest payments on surplus debentures, require the approval of the director or commissioner of the applicable state insurance department. The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last two fiscal years (dollars in millions) and for the six-month period ended June 30, 2005:

                                                                   Six Months
                                                                     Ended
                                                                    June 30,         Year Ended December 31,
                                                                   ----------        -----------------------
                                                                      2005            2004             2003
                                                                      ----            ----             ----
Dividends...................................................         $  -            $ 45.8           $4.5
Surplus debenture interest, which for 2004 included $148.0
  million related to prior years............................          25.4            192.1             -
                                                                     -----           ------           ----
     Total paid.............................................         $25.4           $237.9           $4.5
                                                                     =====           ======           ====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our Credit Facility contains various restrictive covenants and required financial ratios that limit our operating flexibility.

     As of June 30, 2005, we had $767.1 million principal amount of debt outstanding under our Credit Facility. The Credit Facility imposes a number of covenants and financial ratios that we must meet or maintain, including required earnings before interest, taxes, depreciation and amortization, as defined in the senior credit facility, of greater than or equal to: $725.0 million for each rolling four quarters ending through December 31, 2005; $775.0 million for each rolling four quarters ending during the period January 1, 2006, through December 31, 2006; and $825.0 million for each rolling four quarters thereafter. Our required earnings, as defined in the Credit Facility, exceeded $1.0 billion for the four quarters ended June 30, 2005, and therefore we were in compliance. Although our forecasts indicate we will meet and/or maintain all of the Credit Facility's covenants and financial ratios, our ability to do so may be affected by events beyond our control.

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

     We are in the process of amending and restating our Credit Facility. The amended and restated senior credit facility will continue to impose a number of covenants and financial ratios that we must meet or maintain.

     S&P and Moody's have assigned ratings on our senior secured debt of "BB- (Marginal)" and "B2 (Poor)," respectively. In S&P's view, an obligation rated "BB-" is less vulnerable to nonpayment than other speculative issues, but the obligor currently has the capacity to meet its obligation. S&P has a total of twenty-two separate categories rating senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)." A "BB-" rating is the thirteenth highest rating. In Moody's view, an obligation rated "B" generally lacks characteristics of a desirable investment, and any assurance of interest or principal payments or of maintenance of other terms of the contract over any long period of time may be small. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)." A "B2" rating is the fifteenth highest rating. If we were to require additional capital, either to refinance our existing indebtedness or to help fund future growth, our current senior debt ratings could restrict our access to such capital.

     Our net income and revenues will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At June 30, 2005, approximately 18 percent of our total insurance liabilities, or approximately $4.4 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

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

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and pending legislative proposals concerning healthcare reform contain features that could severely limit, or eliminate, our ability to vary pricing terms or apply medical underwriting standards to individuals, thereby potentially increasing our benefit ratios and adversely impacting our financial results. In

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

particular, Medicare reform could affect our ability to price or sell our products or profitably maintain our blocks inforce. For example, the Medical Advantage program provides incentives for health plans to offer managed care plans to seniors. The growth of managed care plans under this program could decrease sales of the traditional Medicare supplement products we sell.

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

     The value of our investment portfolio is subject to numerous factors, which are difficult to predict, and are, in many instances, beyond our control. These factors include, but are not limited to, the following:

     o Changes in interest rates can reduce the value of our investments. Actively managed fixed maturity investments comprised 90 percent of our total investments as of June 30, 2005. An increase in interest rates of 10 percent could reduce the value of our actively managed fixed maturity investments and short-term investments, net of corresponding changes in insurance acquisition costs, by approximately $625 million, in the absence of other factors.

     o Our actively managed fixed maturity investments are subject to a risk regarding the ability of the issuers to make timely repayments of the securities. This risk is significantly greater with respect to below-investment grade securities, which comprised 3.3 percent of our actively managed fixed maturity investments as of June 30, 2005. We have sustained substantial credit-related investment losses in recent periods when a number of large, highly leveraged issuers experienced significant financial difficulties. For example, we have recognized other-than-temporary declines in value on several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $1.3 million in the first six months of 2005; $18.1 million in 2004; $9.6 million in the four months ended December 31, 2003; $51.3 million in the eight months ended August 31, 2003; and $556.8 million in 2002.

     In order to reduce our exposure to similar credit losses, we have taken a number of specific steps, including:

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o reducing the percentage of below-investment grade fixed maturity investments from 5.9 percent at December 31, 2001, to 3.3 percent at June 30, 2005;

     o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer risks; and

     o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     Our structured security investments, which comprised 26 percent of our actively managed fixed maturity investments at June 30, 2005, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. To the extent that structured security investments prepay faster than the expected rate of repayment, refinancing or default on the underlying assets, such investments, which have a cost basis in excess of par, may be redeemed at par, thus resulting in a loss.

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

     Our profitability is directly affected by fluctuating interest rates. While we monitor the interest rate environment and have previously employed hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of June 30, 2005, approximately 42 percent of our insurance liabilities were subject to interest rates that may be reset annually; 46 percent had a fixed explicit interest rate for the duration of the contract; 8 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, are also adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At June 30, 2005, the duration of our fixed maturity securities was approximately 6.3 years, and the duration of our insurance liabilities was approximately 7.4 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $625 million if interest rates were to increase by 10 percent from rates as of June 30, 2005. This compares to a decline in fair value of $630 million based on amounts and rates at December 31, 2004. The calculations involved in our computer simulations incorporate numerous

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of June 30, 2005, our reinsurance receivables totaled $897.0 million. Our ceded life insurance inforce totaled $18.8 billion. Our seven largest reinsurers accounted for 84 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

     Our business is subject to extensive regulation, which limits our operating flexibility and could result in our insurance subsidiaries being placed under regulatory control or otherwise negatively impact our financial results.

     Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate. Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies. Such agencies have broad administrative powers including: granting and revoking licenses to transact business; regulating sales and other practices; approving premium rate increases; licensing agents; approving policy forms; setting reserve and solvency requirements; determining the form and content of required statutory financial statements; limiting dividends; and prescribing the type and amount of investments insurers can make. The regulations issued by state insurance agencies can be complex and subject to differing interpretations. If a state insurance regulatory agency determines that one of our insurance company subsidiaries is not in compliance with applicable regulations, the subsidiary is subject to various potential administrative remedies including, without limitation, monetary penalties, restrictions on the subsidiary's ability to do business in that state and a return of a portion of policyholder premiums.

     During its bankruptcy period and throughout most of 2003, our predecessor operated under heightened scrutiny from state insurance regulators and under certain consent orders, thereby restricting the ability of its insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. The successful completions of the bankruptcy in 2003 and capital restructuring in 2004 reduced the level of scrutiny from our state insurance regulators; however, we cannot be assured that regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs in the future. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future.

     Our insurance subsidiaries are also subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover potentially weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2004 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business within the other business

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in run-off segment, the risk-based capital ratio of Conseco Senior, which issued most of the long-term care business in our other business in run-off segment, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position.

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

     Insurance companies historically have been subject to substantial litigation resulting from claims, disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies typically face policyholder suits and class action suits. The class action and policyholder suits are often in connection with insurance sales practices, policy and claims administration practices and other market conduct issues. State insurance departments focus on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations. The ultimate outcome of these lawsuits and investigations, however, cannot be predicted with certainty. They could, individually or in the aggregate, have a material adverse effect on our financial condition. Because our insurance subsidiaries were not part of the bankruptcy proceedings underwent by our predecessor company and some of its non-insurance subsidiaries, those proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries.

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

     Our principal competitors vary by product line. Our main competitors for agent sold long-term care insurance products include Genworth Financial, John Hancock Financial Services, Lincoln Benefit Life, MetLife and Unum Provident. Our main competitors for agent sold Medicare supplement insurance products include Mutual of Omaha, Blue Cross and Blue Shield, United Teachers Associates Insurance Company, Central Reserve Life Insurance Company and Standard Life and Accident.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                   --------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Income (loss) before net realized investment gains (losses), net of related amortization,
   and income taxes (a non-GAAP measure) (a):
    Bankers Life..............................................     $ 68.4         $ 53.7       $127.2             $110.1
    Conseco Insurance Group...................................       66.1           68.6        130.5              129.1
    Other Business in Run-off.................................       21.4           15.6         42.9               30.5
    Corporate operations......................................      (22.8)         (27.5)       (43.4)             (66.6)
                                                                   ------         ------       ------             ------

                                                                    133.1          110.4        257.2              203.1
                                                                   ------         ------       ------             ------
Net realized investment gains (losses),
   net of related amortization:
    Bankers Life..............................................         .5             .4          2.4               11.4
    Conseco Insurance Group...................................        5.2           (3.1)         4.3                5.7
    Other Business in Run-off.................................        2.4            (.9)         4.5                1.8
    Corporate operations......................................       (1.3)           -           (1.3)              (2.8)
                                                                   ------         ------       ------             ------

                                                                      6.8           (3.6)         9.9               16.1
                                                                   ------         ------       ------             ------
Income (loss) before taxes:
    Bankers Life..............................................       68.9           54.1        129.6              121.5
    Conseco Insurance Group...................................       71.3           65.5        134.8              134.8
    Other Business in Run-off.................................       23.8           14.7         47.4               32.3
    Corporate operations......................................      (24.1)         (27.5)       (44.7)             (69.4)
                                                                   ------         ------       ------             ------

       Income before taxes....................................     $139.9         $106.8       $267.1             $219.2
                                                                   ======         ======       ======             ======

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Premium collections:
     Annuities.................................................. $  238.6       $  230.4     $  460.3           $  407.7
     Supplemental health........................................    304.5          293.2        618.1              596.3
     Life.......................................................     55.7           41.1        104.3               84.1
                                                                 --------       --------     --------           --------

       Total collections........................................ $  598.8       $  564.7     $1,182.7           $1,088.1
                                                                 ========       ========     ========           ========

Average liabilities for insurance products:
       Annuities:
         Mortality based........................................ $  355.6       $  358.4     $  355.3           $  356.8
         Equity-indexed.........................................    310.0          271.4        305.5              269.1
         Deposit based..........................................  4,041.3        3,406.5      3,982.0            3,347.1
       Health...................................................  3,029.0        2,773.6      2,996.2            2,742.8
       Life:
         Interest sensitive.....................................    350.9          331.8        348.5              331.4
         Non-interest sensitive.................................    746.6          752.1        743.0              753.8
                                                                 --------       --------     --------           --------

         Total average liabilities for insurance
           products, net of reinsurance ceded................... $8,833.4       $7,893.8     $8,730.5           $7,801.0
                                                                 ========       ========     ========           ========

Revenues:
     Insurance policy income.................................... $  373.6       $  346.6     $  732.9           $  691.7
     Net investment income:
       General account invested assets..........................    120.9          103.8        237.3              201.7
       Equity-indexed products based on the change
         in value of options....................................      (.9)           (.3)        (3.8)                .9
       Trading account income related to policyholder
         and reinsurer accounts.................................      7.7          (12.8)         2.8               (6.9)
       Change in value of embedded derivatives
         related to modified coinsurance agreements.............     (7.7)          12.8         (2.8)               6.9
     Fee revenue and other income...............................      (.2)            .2           .4                 .5
                                                                 --------       --------     --------           --------

         Total revenues.........................................    493.4          450.3        966.8              894.8
                                                                 --------       --------     --------           --------

Expenses:
     Insurance policy benefits..................................    300.4          270.8        591.9              539.3
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below.................     41.1           35.7         80.2               71.9
       Equity-indexed products based on the change
         in value of indices....................................      (.3)           1.7         (1.5)               3.5
     Amortization related to operations.........................     45.0           43.6         91.8               89.3
     Interest expense on investment borrowings..................       .8             .7          1.5                1.1
     Other operating costs and expenses.........................     38.0           44.1         75.7               79.6
                                                                 --------       --------     --------           --------

         Total expenses.........................................    425.0          396.6        839.6              784.7
                                                                 --------       --------     --------           --------

Income before net realized investment gains, net
   of related amortization, and income taxes....................     68.4           53.7        127.2              110.1
                                                                 --------       --------     --------           --------

     Net realized investment gains..............................       .5             .4          2.5               11.4
     Amortization related to net realized
       investment gains.........................................       -              -           (.1)                -
                                                                 --------       --------     --------           --------

         Net realized investment gains,
           net of related amortization..........................       .5             .4          2.4               11.4
                                                                 --------       --------     --------           --------

Income before income taxes...................................... $   68.9       $   54.1     $  129.6           $  121.5
                                                                 ========       ========     ========           ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended              Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits...............................    $250.1        $231.2          $496.5            $456.1
       Benefit ratio (a).......................................     81.4%         77.9%           81.1%             77.1%

     Medicare supplement:
       Insurance policy benefits...............................    $118.7        $111.2          $236.3            $217.2
       Benefit ratio (a).......................................     72.4%         69.0%           72.1%             67.3%

     Long-term care:
       Insurance policy benefits...............................    $129.8        $118.4          $256.6            $235.0
       Benefit ratio (a).......................................     92.6%         89.1%           92.2%             89.2%
       Interest-adjusted benefit ratio (b).....................     64.3%         62.4%           64.1%             62.6%

     Other:
       Insurance policy benefits...............................      $1.6          $1.6            $3.6              $3.9
       Benefit ratio (a).......................................     50.8%         56.4%           57.9%             68.2%

----------------

(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $39.6 million and $35.5 million in the three months ended June 30, 2005 and 2004, respectively and $78.2 million and $70.0 million in the six months ended June 30, 2005 and 2004, respectively.

     Total premium collections were $598.8 million in the second quarter of 2005, up 6.0 percent from 2004 and were $1,182.7 million in the first six months of 2005, up 8.7 percent from 2004. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $8.8 billion in the second quarter of 2005, up 12 percent from 2004. Average liabilities for insurance products, net of reinsurance ceded were $8.7 billion in the first six months of 2005, up 12 percent from 2004. The increase in such liabilities was primarily due to increases in annuity reserves resulting from higher sales of these products in recent periods.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $120.9 million in the second quarter of 2005, up 16 percent from 2004 and was $237.3 million in the first six months of 2005, up 18 percent from 2004. The average balance of general account invested assets was $8.5 billion and $7.5 billion in the second quarters of 2005 and 2004, respectively. The yield on these assets was 5.7 percent and 5.5 percent in the second quarters of 2005 and 2004, respectively. The average balance of general account invested assets was $8.4 billion and $7.4 billion in the first six months of 2005 and 2004, respectively. The yield on these assets was 5.6 percent and 5.5 percent in the first six months of 2005 and 2004, respectively. The increase in general account invested assets is primarily due to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

increased sales of our annuity products in recent periods. The increase in yield was due to changes in the composition of the portfolio.

     Net investment income related to equity-indexed products based on the change in value of the options represents the change in the estimated fair value of options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs attributable to benefits provided were $1.9 million and $1.8 million in the second quarters of 2005 and 2004, respectively, and $3.7 million and $3.6 million in the first six months of 2005 and 2004, respectively. These costs are reflected in net investment income. Investment income (loss) related to equity-indexed products before these costs was $1.0 million and $1.5 million in the second quarters of 2005 and 2004, respectively; and $(.1) million and $4.5 million in the first six months of 2005 and 2004, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on individual products and not less than 75 percent on group products. The benefit ratio experienced in the first half of 2005 reflected a $2.5 million claim reserve deficiency (net of a $.4 million redundancy in the second quarter of 2005) resulting from the ultimate development of reserves at December 31, 2004 as well as a higher level of paid claims compared to the first half of 2004. The benefit ratio in the first six months of 2004 was favorably impacted by positive developments of $3.5 million from insurance liabilities established in prior periods.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserve is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing, which is an industry-wide issue. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous products which had lower pricing assumptions. To date, these new products have been approved by the regulatory authorities in 46 states. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 64.3 percent and 62.4 percent in the second quarters of 2005 and 2004, respectively, and 64.1 percent and 62.6 percent in the first six months of 2005 and 2004, respectively. During the quarter ended June 30, 2005, we made certain adjustments to the assumptions we use to calculate insurance liabilities for future long-term care benefits, resulting in a net reduction to insurance liabilities of $6.4 million. The primary change related to policies that provide for increased benefits to reflect inflation. Our previous assumptions had reflected the increased projected benefit costs for the inflation benefit in insurance liabilities at the time of billing immediately prior to the policy anniversary date which was earlier than the actual terms of the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

policy. Our new method calculates the increased projected benefit costs on the policy anniversary date which is in accordance with the actual terms of the policy.

     The benefit ratios on our other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $41.1 million in the second quarter of 2005, up 15 percent from 2004 and were $80.2 million in the first six months of 2005, up 12 percent from 2004. The increase is primarily due to increases in annuity reserves (due to higher sales of these products in recent periods) partially offset by decreases in average crediting rates. The weighted average crediting rates for these products were 3.7 percent and 3.8 percent in the second quarters of 2005 and 2004, respectively, and 3.7 percent and 3.9 percent in the first six months of 2005 and 2004, respectively.

     Amounts added to equity-indexed products based on the change in value of the indices correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or
(ii) in relation to future anticipated premium revenue for other products. In addition, for universal life-type and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life-type and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $45.0 million and $43.6 million in the second quarters of 2005 and 2004, respectively, and $91.8 million and $89.3 million in the first six months of 2005 and 2004, respectively. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date.

     Interest expense on investment borrowings fluctuates with our investment borrowing activities and the interest rates thereon. Average investment borrowings in our Bankers Life segment were $127.0 million and $164.4 million during the first six months of 2005 and 2004, respectively. The weighted average interest rates on such borrowings were 2.3 percent and 1.4 percent during the first six months of 2005 and 2004, respectively.

     Other operating costs and expenses in our Bankers Life segment were $38.0 million in the second quarter of 2005, down 14 percent from 2004 and were $75.7 million in the first six months of 2005, down 4.9 percent from 2004. The decreases were due primarily to lower consulting and outside services expenses.

     Net realized investment gains (losses) fluctuated each period. During the six months ended June 30, 2005, we recognized net realized investment gains in this segment of $2.5 million from the sales of investments (primarily fixed maturities). During the first six months of 2004, net realized investment gains in this segment included $14.7 million of net gains from the sales of investments (primarily fixed maturities), net of $3.3 million of writedowns of fixed maturities, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first six months of 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Premium collections:
     Annuities..................................................   $    28.1    $   15.9        $   53.4        $   29.3
     Supplemental health........................................       166.0       181.8           340.6           372.7
     Life.......................................................        83.0        90.2           172.7           192.0
                                                                   ---------    --------        --------        --------

       Total collections........................................   $   277.1    $  287.9        $  566.7        $  594.0
                                                                   =========    ========        ========        ========

Average liabilities for insurance products:
     Annuities:
       Mortality based..........................................   $   281.8    $   239.2       $   283.4       $   240.0
       Equity-indexed...........................................     1,357.0      1,505.5         1,378.0         1,522.0
       Deposit based............................................     3,500.3      3,824.1         3,541.5         3,867.7
       Separate accounts and investment trust liabilities.......        30.5         34.2            31.2            35.2
     Health.....................................................     2,374.3      2,321.4         2,374.5         2,318.2
     Life:
       Interest sensitive.......................................     3,122.2      3,278.9         3,134.4         3,298.6
       Non-interest sensitive...................................     1,426.7      1,445.3         1,429.6         1,450.5
                                                                   ---------    ---------       ---------       ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded.............................   $12,092.8    $12,648.6       $12,172.6       $12,732.2
                                                                   =========    =========       =========       =========

Revenues:
   Insurance policy income......................................   $   265.1    $   289.7       $   542.0       $   589.7
   Net investment income:
     General account invested assets............................       179.0        173.5           356.7           347.0
     Equity-indexed products based on the change in value
       of options...............................................        (3.7)         (.4)          (16.8)            3.9
     Trading account income related to policyholder and
       reinsurer accounts.......................................         5.7        (18.1)           (3.3)           (5.2)
     Change in value of embedded derivatives related to
       modified coinsurance agreements..........................        (2.7)         3.9            (1.0)            1.3
   Fee revenue and other income.................................          .6          1.5             1.1             3.3
                                                                   ---------    ---------       ---------       ---------

       Total revenues...........................................       444.0        450.1           878.7           940.0
                                                                   ---------  -----------       ---------       ---------

Expenses:
   Insurance policy benefits....................................       203.4        194.1           404.6           427.9
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below............................        64.6         63.8           128.9           131.7
     Equity-indexed products based on the change in
       value of indices.........................................         6.5          4.5            (3.9)           14.7
   Amortization related to operations...........................        37.1         36.0            80.7            76.3
   Interest expense on investment borrowings....................         2.2          1.2             4.2             2.1
   Other operating costs and expenses...........................        64.1         81.9           133.7           158.2
                                                                   ---------    ---------       ---------       ---------

       Total expenses...........................................       377.9        381.5           748.2           810.9
                                                                   ---------    ---------       ---------       ---------

Income before net realized investment gains (losses),
   net of related amortization, and income taxes................        66.1         68.6           130.5           129.1
                                                                   ---------    ---------       ---------       ---------

   Net realized investment gains (losses).......................         6.3         (5.1)            3.8            11.1
   Amortization related to net realized investment
     gains (losses).............................................        (1.1)         2.0              .5            (5.4)
                                                                   ---------    ---------       ---------       ---------

       Net realized investment gains (losses),
         net of related amortization............................         5.2         (3.1)            4.3             5.7
                                                                   ---------    ---------       ---------       ---------

Income before income taxes......................................   $    71.3    $    65.5       $   134.8       $   134.8
                                                                   =========    =========       =========       =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits................................     $116.9       $121.4          $232.0           $246.7
       Benefit ratio (a)........................................      69.9%        64.0%           67.8%            64.9%

     Medicare supplement:
       Insurance policy benefits................................      $46.8        $59.0           $91.9           $117.8
       Benefit ratio (a)........................................      63.2%        62.9%           59.0%            62.0%

     Specified disease:
       Insurance policy benefits................................      $66.5        $59.0          $134.5           $122.1
       Benefit ratio (a)........................................      74.0%        64.3%           74.7%            67.2%
       Interest-adjusted benefit ratio (b)......................      43.0%        35.3%           43.9%            38.1%

     Other:
       Insurance policy benefits................................       $3.6         $3.4            $5.6             $6.8
       Benefit ratio(a).........................................     109.9%        82.7%           84.8%            79.2%

-------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $27.8 million and $26.7 million in the three months ended June 30, 2005 and 2004, respectively, and $55.5 million and $53.0 million in the six months ended June 30, 2005 and 2004, respectively.

     Collections on insurance products were $277.1 million in the second quarter of 2005, down 3.8 percent from 2004 and were $566.7 million in the first six months of 2005, down 4.6 percent from 2004. This decrease was primarily due to lower premiums collected from our Medicare supplement products. During the remainder of 2005, we expect to increase our annuity sales efforts and to continue to emphasize the sale of specified disease and Medicare supplement insurance products. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $12.1 billion in the second quarter of 2005, down 4.4 percent from 2004. Average liabilities for insurance products, net of reinsurance ceded were $12.2 billion in the first six months of 2005, down 4.4 percent from 2004. This decrease was primarily due to policyholder redemptions and lapses exceeding new sales.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $179.0 million in the second quarter of 2005, up 3.2 percent from 2004 and was $356.7 million in the first six months of 2005, up 2.8 percent from 2004. The average balance of general account invested assets was $12.3 billion and $12.5 billion in the second quarters of 2005 and 2004, respectively. The yield on these assets was 5.8 percent and 5.5 percent

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in the second quarters of 2005 and 2004, respectively. The average balance of general account invested assets was $12.3 billion and $12.6 billion in the first six months of 2005 and 2004, respectively. The yield on these assets was 5.8 percent and 5.5 percent in the first six months of 2005 and 2004, respectively. The increase in yield reflects income of $9.0 million ($5.8 million in the second quarter of 2005) for investments (which had a par value in excess of the cost basis) which were called or prepaid by the issuer during the first six months of 2005.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to cover certain benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs that are attributable to benefits provided were $8.4 million and $9.4 million in the second quarters of 2005 and 2004, respectively and $16.8 million and $19.6 million in the first six months of 2005 and 2004, respectively. These costs are reflected in net investment income. Net investment income (loss) related to equity-indexed products before these costs was $4.7 million and $9.0 million in the second quarters of 2005 and 2004, respectively, and nil million and $23.5 million in the first six months of 2005 and 2004, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

     The benefit ratios on Conseco Insurance Group's Medicare Supplement products in the 2005 and 2004 periods were impacted by rate increases. The higher rates increased policyholder lapses. The release of the policy benefit reserve related to the lapsed business contributed to the lower benefit ratios in the 2005 and 2004 periods. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on these products.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. In addition, the benefit ratio for the first half of 2005 reflects unfavorable claim experience. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

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

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $64.6 million in the second quarter of 2005, up 1.3 percent from 2004 and were $128.9 million in the first six months of 2005, down 2.1 percent from 2004. During the second quarter of 2004, we experienced high surrenders of certain life products, which resulted in a release of amounts previously added to policyholder account balances of $3.9 million. The fluctuations are primarily due to a smaller block of annuity business inforce and changes in the weighted average crediting rates. The weighted average crediting rate for these products was approximately 4 percent in both the first six months of 2005 and 2004, respectively.

     Amounts added to equity-indexed products based on the change in value of the indices correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life-type and investment-type products; or (ii) in relation to future anticipated premium revenue for other products. In addition, for universal life-type and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life-type and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. The rate increases implemented in early 2005 and 2004 on our Medicare supplement products resulted in higher lapses than we anticipated. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense in the 2005 periods. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

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

     Interest expense on investment borrowings fluctuates with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. Average investment borrowings were $300.8 million and $327.0 million during the first six months of 2005 and 2004, respectively. The weighted average interest rates on such borrowings were 2.8 percent and 1.3 percent during the first six months of 2005 and 2004, respectively.

     Other operating costs and expenses were $64.1 million in the second quarter of 2005, down 22 percent from 2004 and were $133.7 million in the first six months of 2005, down 15 percent from 2004. These decreases are primarily due to lower commission expenses resulting from lower premium collections and lower compensation costs reflecting our cost reduction initiatives. Operating expenses in the first six months of 2005 and 2004 reflected reductions related to expense recoveries associated with the Predecessor's bankruptcy of $7.6 million and $8.0 million, respectively.

     Net realized investment gains (losses) fluctuate each period. During the six months ended June 30, 2005, we recognized net realized investment gains of $3.8 million from the sales of investments (primarily fixed maturities). During the first six months of 2004, net realized investment gains included $18.4 million of net gains from the sales of investments (primarily fixed maturities), net of $7.3 million of writedowns of fixed maturities, equity securities and other invested assets

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first six months of 2005.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $1.1 million and $(2.0) million in the second quarters of 2005 and 2004, respectively, and $(.5) million and $5.4 million in the first six months of 2005 and 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Premium collections:
     Long-term care..........................................    $   87.7       $   92.1      $  180.0           $  190.7
     Major medical...........................................          .6            5.3           1.3               11.4
                                                                 --------       --------      --------           --------

          Total collections..................................    $   88.3       $   97.4      $  181.3           $  202.1
                                                                 ========       ========      ========           ========

Average liabilities for insurance products:
     Long-term care..........................................    $3,311.9       $3,282.3      $3,303.6           $3,288.0
     Major medical...........................................        46.3           75.6          48.4               80.4
                                                                 --------       --------      --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded.......................    $3,358.2       $3,357.9      $3,352.0           $3,368.4
                                                                 ========       ========      ========           ========

Revenues:
     Insurance policy income.................................    $   89.8       $  100.7      $  181.3           $  204.0
     Net investment income on general account invested
       assets................................................        44.8           40.9          88.0               81.2
     Fee revenue and other income............................          .2             .2            .3                 .5
                                                                 --------       --------      --------           --------

         Total revenues......................................       134.8          141.8         269.6              285.7
                                                                 --------       --------      --------           --------

Expenses:
     Insurance policy benefits...............................        87.7           95.9         174.2              197.2
     Amortization related to operations......................         4.8            4.7          10.6                9.5
     Interest expense on investment borrowings...............         -               .1           -                   .1
     Other operating costs and expenses......................        20.9           25.5          41.9               48.4
                                                                 --------       --------      --------           --------

         Total expenses......................................       113.4          126.2         226.7              255.2
                                                                 --------       --------      --------           --------

         Income before net realized investment gains
           (losses) and income taxes.........................        21.4           15.6          42.9               30.5

     Net realized investment gains (losses)..................         2.4            (.9)          4.5                1.8
                                                                 --------       --------      --------           --------

         Income before income taxes..........................    $   23.8       $   14.7      $   47.4           $   32.3
                                                                 ========       ========      ========           ========

Health benefit ratios:
       Insurance policy benefits.............................       $87.7          $95.9        $174.2             $197.2
       Benefit ratio (a).....................................       97.6%          95.2%          96.0%             96.6%
       Interest-adjusted benefit ratio (b)...................       48.6%          55.7%          48.4%             57.9%

-----------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing such insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $44.0 million and $39.7 million in the three months ended June 30, 2005 and 2004, respectively, and $86.4 million and $79.0 million in the six months ended June 30, 2005 and 2004, respectively.

     Total premium collections were $88.3 million in the second quarter of 2005, down 9.3 percent from 2004 and were $181.3 million in the first six months of 2005, down 10 percent from 2004, because we have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities of insurance products, net of reinsurance ceded were $3.4 billion in the second quarter of 2005, up slightly from 2004. Average liabilities for insurance products, net of reinsurance ceded were $3.4 billion in the first six months of 2005, down .5 percent from 2004.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $44.8 million in the second quarter of 2005, up 9.5 percent from 2004 and was $88.0 million in the first six months of 2005, up 8.4 percent from 2004. The average balance of general account invested assets was $3.0 billion in both the second quarters of 2005 and 2004. The yield on these assets was 6.0 percent and 5.5 percent in the second quarters of 2005 and 2004, respectively. The average balance of general account invested assets was $3.0 billion in both the first six months of 2005 and 2004. The yield on these assets was 5.9 percent and 5.5 percent in the first six months of 2005 and 2004, respectively. The increase in yield was primarily due to lengthening the duration of this portfolio to better match the duration of the related insurance liabilities.

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

We completed the process of notifying our home health care policyholders of these choices in the second quarter of 2005. We expect to know the results of most policyholder elections by September 30, 2005.

     On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,500 home health care policies which are obligations of our subsidiary, Washington National Insurance Company ("Washington National"). We expect to complete the process of notifying these policyholders of their choices in the third quarter of 2005. The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

approximately 24,000 home health care policies in other states, subject to consideration and approval by the other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in those states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     We believe our actions to seek rate increases and to improve our claims adjudication processes are resulting in improved benefit ratios on this business. In addition, our benefit ratio for the 2004 periods reflect: (i) unfavorable claims experience on our long-term care products; partially offset by (ii) the elimination of $3.0 million in the second quarter of 2004 ($10.0 million in the first six months of 2004) of reserve redundancies related to our discontinued major medical business.

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

     Other operating costs and expenses were $20.9 million in the second quarter of 2005, down 18 percent from 2004 and were $41.9 million in the first six months of 2005, down 13 percent from 2004. The decrease is consistent with our goal to reduce operating expenses and improve the efficiency of our operations.

     Net realized investment gains fluctuated each period. During the six months ended June 30, 2005, we recognized net realized investment gains in this segment of $4.5 million from the sales of investments (primarily fixed maturities). During the first six months of 2004, net realized investment gains included $2.2 million of net gains from the sales of investments (primarily fixed maturities), net of a writedown of $.4 million related to an investment with a fair value decline that we concluded was other than temporary. There were no such writedowns in the first six months of 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Corporate operations:
    Interest expense on corporate debt........................     $(13.1)        $(21.1)       $(25.1)           $(48.9)
    Net investment income ....................................        3.3             .3           3.8                .5
    Fee revenue and other income..............................        3.3            2.6           6.3               7.6
    Gain on extinguishment of debt............................        -              2.8           -                 2.8
    Other operating costs and expenses........................      (16.3)         (12.1)        (28.4)            (28.6)
                                                                   ------         ------        ------            ------

      Loss before net realized investment losses
        and income taxes......................................      (22.8)         (27.5)        (43.4)            (66.6)
    Net realized investment losses............................       (1.3)           -            (1.3)             (2.8)
                                                                   ------         ------        ------            ------

      Loss before income taxes................................     $(24.1)        $(27.5)       $(44.7)           $(69.4)
                                                                   ======         ======        ======            ======

     Interest expense on corporate debt decreased in the 2005 periods primarily due to the refinancing of our Previous Credit Facility in the second quarter of 2004 which decreased our corporate debt and provided better interest rate terms. Our average corporate debt outstanding was $767.5 million and $1.2 billion during the first six months of 2005 and 2004, respectively. The average interest rate on our debt was 6.4 percent and 7.8 percent during the first six months of 2005 and 2004, respectively.

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

     Gain on extinguishment of debt of $2.8 million in the three and six months ended June 30, 2004, resulted from the repayment of our Previous Credit Facility as further described in the note to the consolidated financial statements entitled "Changes in Direct Corporate Obligations". The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate from quarter to quarter as a result of expenses such as consulting, legal and severance costs which often do not occur ratably throughout the year. General corporate expenses in the three and six months ended June 30, 2004 included severance expense of $1.8 million and $6.8 million, respectively.

     Net realized investment losses in the first six months of 2005 and 2004 included a writedown of $1.3 million and $2.9 million, respectively, due to an other-than-temporary decline in value of an investment.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity and interest-sensitive life insurance products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004,

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

such ratings of our primary insurance subsidiaries (except Conseco Senior) were upgraded by A.M. Best Company ("A.M. Best"), S&P and Moody's Investors Services, Inc. ("Moody's"). In the third quarter of 2004, Moody's again upgraded the ratings of our primary insurance subsidiaries (except Conseco Senior). The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good), "BB+" and "Ba1", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. For a description of these ratings and additional information on our ratings, see "Liquidity for Insurance Operations." Many of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

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

     Our insurance segments sell products through three primary distribution channels -- career agents and direct marketing (our Bankers Life segment) and independent producers (our Conseco Insurance Group segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, senior life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Bankers Life's direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" and simplified issue life insurance policies which are sold directly to the policyholder. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         ---------------------
                                                                    2005           2004         2005             2004
                                                                    ----           ----         ----             ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)...............................     $ 24.0         $  7.4      $   40.1       $   13.9
                                                                    ------         ------      --------       --------

     Other fixed (first-year)..................................      213.7          223.0         417.9          392.8
     Other fixed (renewal).....................................         .9             -            2.3            1.0
                                                                    ------         ------      --------       --------
       Subtotal - other fixed annuities........................      214.6          223.0         420.2          393.8
                                                                    ------         ------      --------       --------

       Total annuities.........................................      238.6          230.4         460.3          407.7
                                                                    ------         ------      --------       --------

   Supplemental health:
     Medicare supplement (first-year)..........................       17.6           17.3          35.3           34.1
     Medicare supplement (renewal).............................      142.3          138.4         294.3          289.0
                                                                    ------         ------      --------       --------
       Subtotal - Medicare supplement..........................      159.9          155.7         329.6          323.1
                                                                    ------         ------      --------       --------
     Long-term care (first-year)...............................       17.1           17.9          34.2           34.7
     Long-term care (renewal)..................................      124.4          116.4         248.1          232.1
                                                                    ------         ------      --------       --------
       Subtotal - long-term care...............................      141.5          134.3         282.3          266.8
                                                                    ------         ------      --------       --------
     Other health (first-year).................................         .3             .2            .5             .5
     Other health (renewal)....................................        2.8            3.0           5.7            5.9
                                                                    ------         ------      --------       --------
       Subtotal - other health.................................        3.1            3.2           6.2            6.4
                                                                    ------         ------      --------       --------

       Total supplemental health...............................      304.5          293.2         618.1          596.3
                                                                    ------         ------      --------       --------

   Life insurance:
     First-year................................................       23.8           12.9          39.1           23.8
     Renewal...................................................       31.9           28.2          65.2           60.3
                                                                    ------         ------      --------       --------

       Total life insurance....................................       55.7           41.1         104.3           84.1
                                                                    ------         ------      --------       --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products......................................      296.5          278.7         567.1          499.8
     Total renewal premium collections on
       insurance products......................................      302.3          286.0         615.6          588.3
                                                                    ------         ------      --------       --------

       Total collections on insurance products.................     $598.8         $564.7      $1,182.7       $1,088.1
                                                                    ======         ======      ========       ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections from career agents increased 3.6 percent, to $238.6 million, in the second quarter of 2005, and 13 percent, to $460.3 million, in the first six months of 2005, as compared to the same periods in 2004. The sales of these products in 2005 and 2004 have benefited from the low rates credited on competing products in the marketplace. Annuity collections were favorably impacted in the 2005 periods by higher sales of our equity-indexed products due in part to the general stock market performance which has made the products more attractive.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Collected premiums on Medicare supplement policies increased 2.7 percent, to $159.9 million, in the second quarter of 2005, and 2.0 percent, to $329.6 million, in the first six months of 2005, compared to the same periods in 2004. First-year premium collections on these products were comparable to the same periods in 2004.

     Premiums collected on Bankers Life's long-term care policies increased 5.4 percent, to $141.5 million, in the second quarter of 2005, and 5.8 percent, to $282.3 million, in the first six months of 2005, compared to the same periods in 2004 primarily due to persistency of our existing business and new sales in recent periods.

     Other health products include various products which we no longer actively market. Premiums collected in the 2005 periods were comparable to the same periods in 2004.

     Life products in our Bankers Life segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased 36 percent, to $55.7 million, in the second quarter of 2005, and 24 percent, to $104.3 million, in the first six months of 2005, compared to the same periods in 2004 as a result of an increased focus on life products, including the introduction in the first quarter of 2005 of a new single premium whole life product.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..............................     $ 20.5         $  6.4        $ 39.8          $ 12.2
     Equity-indexed (renewal).................................        3.1            5.1           5.6             7.2
                                                                   ------         ------        ------          ------
       Subtotal - equity-indexed annuities....................       23.6           11.5          45.4            19.4
                                                                   ------         ------        ------          ------
     Other fixed (first-year).................................        1.2            2.6           2.1             3.2
     Other fixed (renewal)....................................        3.3            1.8           5.9             6.7
                                                                   ------         ------        ------          ------
       Subtotal - other fixed annuities.......................        4.5            4.4           8.0             9.9
                                                                   ------         ------        ------          ------

       Total annuities........................................       28.1           15.9          53.4            29.3
                                                                   ------         ------        ------          ------

   Supplemental health:
     Medicare supplement (first-year).........................        3.3            5.9           6.4            13.5
     Medicare supplement (renewal)............................       69.3           81.3         145.5           167.8
                                                                   ------         ------        ------          ------
       Subtotal - Medicare supplement.........................       72.6           87.2         151.9           181.3
                                                                   ------         ------        ------          ------
     Specified disease (first-year)...........................        7.9            8.5          16.0            16.7
     Specified disease (renewal)..............................       82.4           82.4         166.5           166.0
                                                                   ------         ------        ------          ------
       Subtotal - specified disease...........................       90.3           90.9         182.5           182.7
                                                                   ------         ------        ------          ------
     Other health (first-year)................................        -               .1           -                .1
     Other health (renewal)...................................        3.1            3.6           6.2             8.6
                                                                   ------         ------        ------          ------
       Subtotal - other health................................        3.1            3.7           6.2             8.7
                                                                   ------         ------        ------          ------

       Total supplemental health..............................      166.0          181.8         340.6           372.7
                                                                   ------         ------        ------          ------

   Life insurance:
     First-year...............................................        2.1            4.9           4.9            10.6
     Renewal..................................................       80.9           85.3         167.8           181.4
                                                                   ------         ------        ------          ------

       Total life insurance...................................       83.0           90.2         172.7           192.0
                                                                   ------         ------        ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products.....................................       35.0           28.4          69.2            56.3
     Total renewal premium collections on
       insurance products.....................................      242.1          259.5         497.5           537.7
                                                                   ------         ------        ------          ------

       Total collections on insurance products................     $277.1         $287.9        $566.7          $594.0
                                                                   ======         ======        ======          ======


     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers, many of whom discontinued marketing our products after A.M. Best lowered our financial strength ratings in 2002. Total annuity premiums collected in this segment increased 77 percent, to $28.1 million, in the second quarter of 2005, and 82 percent, to $53.4 million, in the first six months of 2005, compared to the same periods in 2004 due to increased sales efforts in this segment, particularly related to equity-indexed products.

     The accumulation value of equity-indexed annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for these products increased 105 percent, to $23.6 million,

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in the second quarter of 2005, and 134 percent, to $45.4 million, in the first six months of 2005, over the same periods in 2004 due to the recent introduction of two new products and certain sales incentives provided to professional independent producers. In addition, these products have become more attractive due to the general stock market performance in recent periods.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased 2.3 percent, to $4.5 million, in the second quarter of 2005, and decreased by 19 percent, to $8.0 million, in the first six months of 2005, compared to the same periods in 2004 due to our emphasis on the sales of other products that are less ratings sensitive.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 17 percent, to $72.6 million, in the second quarter of 2005, and 16 percent, to $151.9 million, in the first six months of 2005, compared to the same periods in 2004. We implemented increases in premium rates in both the first half of 2005 and 2004. These rate increases have resulted in higher than expected lapses which impacted the premiums collected for these products in this segment. In January 2005, we began selling a Medicare supplement policy in another subsidiary which is more competitively priced.

     Premiums collected on specified disease products in the three and six months ended June 30, 2005 were comparable to the same periods in 2004.

     Premiums collected from other health products decreased 16 percent, to $3.1 million, in the second quarter of 2005, and 29 percent, to $6.2 million, in the first six months of 2005, compared to the same periods in 2004 because we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 8.0 percent, to $83.0 million, in the second quarter of 2005, and 10 percent, to $172.7 million, in the first six months of 2005, compared to the same periods in 2004. Our A.M. Best rating has negatively affected our sales of life products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-Off  (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                    -------------------         ---------------------
                                                                    2005           2004         2005             2004
                                                                    ----           ----         ----             ----
Premiums collected by product:

   Long-term care:
     First-year..............................................        $  -           $  -        $   -           $   .2
     Renewal.................................................         87.7           92.1        180.0           190.5
                                                                     -----          -----       ------          ------
       Subtotal - long-term care.............................         87.7           92.1        180.0           190.7
                                                                     -----          -----       ------          ------

   Major medical:
     Group (renewal).........................................           -             4.5           -              9.6
     Individual (renewal)....................................           .6             .8          1.3             1.8
                                                                     -----         ------       ------          ------
       Total major medical...................................           .6            5.3          1.3            11.4
                                                                     -----         ------       ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products....................................          -              -            -                .2
     Total renewal premium collections on
       insurance products....................................         88.3           97.4        181.3           201.9
                                                                     -----          -----       ------          ------

       Total collections on insurance products...............        $88.3          $97.4       $181.3          $202.1
                                                                     =====          =====       ======          ======

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 4.8 percent, to $87.7 million, in the second quarter of 2005, and 5.6 percent, to $180.0 million, in the first six months of 2005, compared to the same periods in 2004. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-Off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Major medical premium collections continue to decrease as we manage the run-off of this block of business.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2005 and December 31, 2004, primarily reflect: (i) our net income for the six months ended June 30, 2005; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2005, we increased the carrying value of such investments by $848.1 million as a result of this fair value adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our capital structure as of June 30, 2005, and December 31, 2004, was as follows (dollars in millions):

                                                                              June 30,       December 31,
                                                                                2005             2004
                                                                                ----             ----

Total capital:
    Corporate notes payable................................................   $  758.8         $  758.9

    Shareholders' equity:
       Preferred stock.....................................................      667.8            667.8
       Common stock........................................................        1.5              1.5
       Additional paid-in-capital..........................................    2,603.0          2,597.8
       Accumulated other comprehensive income..............................      473.5            337.3
       Retained earnings...................................................      448.7            297.8
                                                                              --------         --------

          Total shareholders' equity.......................................    4,194.5          3,902.2
                                                                              --------         --------

          Total capital....................................................   $4,953.3         $4,661.1
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 2005, and as of and for the year ended December 31, 2004:

                                                                                                June 30,      December 31,
                                                                                                  2005            2004
                                                                                                  ----            ----
Book value per common share...................................................................    $23.35          $21.41
Book value per common share, excluding accumulated other comprehensive income (a).............     20.21           19.18

Ratio of earnings to fixed charges............................................................      2.08x           1.90x

Ratio of earnings to fixed charges and preferred dividends....................................      1.86x           1.58x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       15%             16%
   Corporate debt to total capital, excluding accumulated other comprehensive income (a)......       17%             18%
   Corporate debt and preferred stock to total capital........................................       29%             31%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (a).................................................................       32%             33%

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

     On August 3, 2005, A.M. Best revised its outlook on our primary insurance subsidiaries to positive from stable, except Conseco Senior (the issuer of most of our long-term care business in our Other Business in Run-off segment), for which the outlook remains stable. On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

subsidiaries from "B (Fair)" to "B++ (Very Good)", except Conseco Senior whose "B (Fair)" rating was affirmed by A.M. Best. According to A.M. Best, these rating actions reflected the substantial recapitalization of our balance sheet, improved absolute and risk-adjusted capital on a statutory basis and improving operating fundamentals. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "B" rating is assigned to companies which have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings.

     On August 2, 2005, S&P revised its outlook on our primary insurance subsidiaries to positive from stable, except Conseco Senior, for which the outlook remains stable. On May 27, 2004, S&P upgraded the financial strength ratings of our primary insurance subsidiaries from "BB-" to "BB+", except Conseco Senior, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest, respectively, of twenty-one possible ratings.

     On July 29, 2005, the ratings for our primary insurance subsidiaries were placed on review for upgrade by Moody's, except Conseco Senior, for which the rating was affirmed with a developing outlook. On May 27, 2004, Moody's upgraded the financial strength ratings of our primary insurance companies from "Ba3" to "Ba2", except Conseco Senior, which was assigned a "Caa1" rating. On August 9, 2004, Moody's again upgraded the financial strength ratings of our primary insurance companies from "Ba2" to "Ba1" and reaffirmed the "Caa1" rating of Conseco Senior. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Ba" to "C" are considered "vulnerable" by Moody's, and may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba" offers questionable financial security and the ability of the insurer to meet policyholder obligations may be very moderate and thereby not well safeguarded in the future. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Ba1" rating and "Caal" rating from Moody's are the eleventh and seventeenth highest, respectively, of twenty-one possible ratings.

     We have adopted several initiatives designed to reduce the expense levels in our Conseco Insurance Group segment. These initiatives include system conversions that will eliminate duplicate processing systems. We expect to spend over $10 million on capital expenditures during the remainder of 2005 (including amounts related to these initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

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

     In July 2005, we announced that we are seeking to raise, subject to market and other conditions, $300 million through a private offering of convertible debentures ($330 million if the initial purchasers' option is exercised in full). The offering will be made only to qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933. The Company intends to use the proceeds of the debentures to repay debt under its Credit Facility. The debentures to be offered will not be registered under the Securities Act of 1933 or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     In July 2005, we announced that we have engaged Banc of America Securities LLC and J.P. Morgan Securities Inc. to act as lead arrangers and joint bookrunners in connection with the amendment of our existing Credit Facility. The amendment is expected to provide for, among other things, a reduction in the principal amount of the Credit Facility to $475 million through the application of proceeds of the convertible debentures, a reduction in the interest spread on the term loan, relaxed financial covenants and increased flexibility to enter into capital markets transactions.

     At June 30, 2005, Conseco Inc. and CDOC held unrestricted cash of $60.8 million. In addition, our other non-life insurance subsidiaries held unrestricted cash of approximately $41.8 million which could be upstreamed to the parent companies if needed.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At June 30, 2005, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $12,232.9      $635.2        $30.3     $12,837.8
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,788.6        28.9          2.8       1,814.7
   States and political subdivisions...................................       916.3        38.0          1.8         952.5
   Debt securities issued by foreign governments.......................       142.8         9.5           .1         152.2
   Structured securities ..............................................     5,803.8       141.0          3.7       5,941.1
Below-investment grade (primarily corporate securities)................       715.4        34.7          6.7         743.4
                                                                          ---------      ------        -----     ---------

   Total actively managed fixed maturities.............................   $21,599.8      $887.3        $45.4     $22,441.7
                                                                          =========      ======        =====     =========

Equity securities......................................................       $32.4        $1.6          $.2         $33.8
                                                                              =====        ====          ===         =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by industry category as of June 30, 2005 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 5,942.5           26.5%
   Manufacturing........................................................................        2,340.6           10.4
   Bank and finance.....................................................................        2,301.8           10.3
   U.S. Government......................................................................        1,814.7            8.1
   Services.............................................................................        1,556.8            6.9
   Utilities............................................................................        1,410.0            6.3
   Communications.......................................................................        1,126.9            5.0
   States and political subdivisions....................................................          957.7            4.3
   Agriculture, forestry and mining.....................................................          870.2            3.9
   Asset-backed securities..............................................................          778.4            3.5
   Transportation.......................................................................          592.4            2.6
   Retail and wholesale.................................................................          583.1            2.6
   Other................................................................................        2,166.6            9.6
                                                                                              ---------           ----

      Total fixed maturity securities...................................................      $22,441.7          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At June 30, 2005, the amortized cost of the Company's below-investment grade fixed maturity securities was $715.4 million, or 3.3 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $743.4 million, or 104 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater for below-investment grade securities as such securities are generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Net Realized Investment Gains

     During the six months ended June 30, 2005, we recognized net realized investment gains of $9.5 million, which were comprised of $10.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $7.4 billion, net of $1.3 million of writedowns of other invested assets resulting from a decline in the fair value of an investment that we concluded was other than temporary. During the first six months of 2004, we recognized net realized investment gains of $21.5 million, which were comprised of $35.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.7 billion, net of $13.9 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. At June 30, 2005, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of nil and a carrying value of $1.4 million.

     During the six months ended June 30, 2005, we sold $1.9 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $39.9 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality;
(v) identification of a superior investment alternative; or (vi) our analysis indicates there is a high probability that the security is other-than-temporarily impaired.

     Investments with Other-Than-Temporary Losses

     During the six months ended June 30, 2005, we recorded a writedown of $1.3 million related to our holdings in an investment in a company facing litigation from the Canadian government. Our analysis of the value of the underlying net assets of the company indicated that the decline in fair value of the investment is other than temporary.

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

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2005, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
Due in one year or less...................................................................    $   55.4       $   55.2
Due after one year through five years.....................................................       611.5          604.4
Due after five years through ten years....................................................       658.9          643.8
Due after ten years.......................................................................     1,002.4          983.1
                                                                                              --------       --------

   Subtotal...............................................................................     2,328.2        2,286.5

Structured securities.....................................................................       442.8          439.1
                                                                                              --------       --------

   Total..................................................................................    $2,771.0       $2,725.6
                                                                                              ========       ========

     At June 30, 2005, we held one investment in our fixed maturity portfolio which was rated below-investment grade or classified as an equity-type security and had an unrealized loss position exceeding 20 percent of the cost basis. At June 30, 2005, such investment had an amortized cost and estimated fair value of $1.4 million and $.9 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2005 (dollars in millions):

                                          Less than 12 months        12 months or greater               Total
                                        -----------------------     ----------------------    ----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $  135.6      $ (1.6)      $ 40.6        $(1.2)      $  176.2       $ (2.8)

     States and political subdivisions.       51.2         (.5)        64.0         (1.9)         115.2         (2.4)

     Debt securities issued by
        foreign governments............        6.1         (.1)          .7          -              6.8          (.1)

     Corporate securities..............    1,741.4       (31.9)       246.9         (4.5)       1,988.3        (36.4)

     Structured securities.............      399.3        (3.2)        39.8          (.5)         439.1         (3.7)
                                          --------      ------       ------        -----       --------       ------

     Total actively managed
        fixed maturities...............   $2,333.6      $(37.3)      $392.0        $(8.1)      $2,725.6       $(45.4)
                                          ========      ======       ======        =====       ========       ======

     Equity securities.................       $3.5      $  -           $2.6         $(.2)          $6.1         $(.2)
                                              ====      ======         ====         ====           ====         ====

     Based on management's current assessment of investments with unrealized losses at June 30, 2005, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

     Structured Securities

     At June 30, 2005, fixed maturity investments included $5.9 billion of structured securities (or 26 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to a higher degree of risk associated with variable payments of principal. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on the underlying mortgage loans and the securities backed by these loans increase when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on such loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, because of a decrease in the annual amortization of the premium.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at June 30, 2005 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  202.3      $  202.8    $  206.7
4 percent - 5 percent...............................................................    1,405.7       1,353.7     1,388.5
5 percent - 6 percent...............................................................    3,464.1       3,430.8     3,506.3
6 percent - 7 percent...............................................................      620.4         637.2       655.4
7 percent - 8 percent...............................................................      146.4         152.6       156.2
8 percent and above.................................................................       26.1          27.7        29.4
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $5,865.0      $5,804.8    $5,942.5
                                                                                       ========      ========    ========

------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.0 million and $1.4 million, respectively.

     The amortized cost and estimated fair value of structured securities at June 30, 2005, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount      maturities
----                                                                          ----             ------      ----------
Pass-throughs and sequential and targeted amortization classes............    $3,515.9        $3,587.1            16%
Planned amortization classes and accretion-directed bonds.................     1,166.3         1,197.3             5
Commercial mortgage-backed securities.....................................     1,117.4         1,152.8             5
Subordinated classes and mezzanine tranches...............................         4.8             4.9             -
Other.....................................................................          .4              .4             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,804.8        $5,942.5            26%
                                                                              ========        ========            ==

-----------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $1.0 million and $1.4 million, respectively.

     Pass-through securities and sequential and targeted amortization class securities have different prepayment variability characteristics and can be used as collateral for collateralized mortgage obligations. Sequential classes are a series of tranches that return principal to tranche holders in a detailed hierarchy.

     Targeted amortization classes, planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgages experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

     Mortgage Loans

     At June 30, 2005, the mortgage loan balance was primarily comprised of commercial loans. Substantially less than one percent of the mortgage loan balance was noncurrent at June 30, 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Investment Borrowings

     Our investment borrowings averaged approximately $433.5 million during the first six months of 2005, compared with $501.6 million during the same period of 2004 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 2.6 percent and 1.3 percent during the first six months of 2005 and 2004, respectively.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the first six months of 2005 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions, such as the elimination of multiple systems for similar lines of business. During the first six months of 2005, we implemented new administrative systems for certain life and long-term care products and a new actuarial valuation system for our equity-indexed annuities. We expect to implement additional system conversions in the future. We believe that the new systems will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     Other than the changes related to new system conversions, no significant changes in Conseco's internal controls over financial reporting have occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

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

ITEM 6. EXHIBITS.

     a) Exhibits.

          10.20   Conseco, Inc. 2005 Pay for Performance Incentive Plan.

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




                                       CONSECO, INC.


Dated:  August 8, 2005                 By:  /s/ Eugene M. Bullis
                                            --------------------
                                            Eugene M. Bullis
                                            Executive Vice President and
                                                Chief Financial Officer
                                            (authorized officer and principal
                                                financial officer)