Form 10-Q
period 2005-09-30
CONSECO INC
filed 2005-11-07
CIK 1224608

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

                     For the period ended September 30, 2005

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [x] No [ ]

   Shares of common stock outstanding as of November 1, 2005: 151,276,304
================================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION

                                                                                                                         Page
                                                                                                                         ----
Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004..................................     3
           Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and 2004.......     5
           Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2005 and 2004.......     6
           Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004.................     7
           Notes to Consolidated Financial Statements.................................................................     8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

           Cautionary Statement Regarding Forward-Looking Statements..................................................     29
           Overview ..................................................................................................     30
           Critical Accounting Policies ..............................................................................     30
           Risk Factors ..............................................................................................     31
           Results of Operations......................................................................................     42
           Premium Collections........................................................................................     56
           Liquidity and Capital Resources............................................................................     61
           Investments................................................................................................     66
           New Accounting Standards ..................................................................................     71

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ................................................     71

Item 4.    Controls and Procedures....................................................................................     71

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..........................................................................................     73
Item 4.    Submission of matters to a vote of security holders........................................................     73
Item 6.    Exhibits ..................................................................................................     74

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                            September 30,        December 31,
                                                                                                2005               2004
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     September 30, 2005 - $21,824.6; December 31, 2004 - $21,015.4).......................    $22,108.9         $21,633.4
   Equity securities at fair value (cost: September 30, 2005 - $31.9;
     December 31, 2004 - $32.7)...........................................................         33.3              33.9
   Mortgage loans.........................................................................      1,241.4           1,123.8
   Policy loans...........................................................................        432.5             448.5
   Trading securities.....................................................................        725.0             902.3
   Assets of variable interest entity.....................................................        339.2               -
   Other invested assets .................................................................        111.9             164.4
                                                                                              ---------         ---------

       Total investments..................................................................     24,992.2          24,306.3

Cash and cash equivalents:
   Unrestricted...........................................................................        189.0             776.6
   Restricted.............................................................................         15.4              18.9
Accrued investment income.................................................................        323.4             308.4
Value of policies inforce at the Effective Date...........................................      2,471.2           2,629.6
Cost of policies produced.................................................................        645.0             409.1
Reinsurance receivables...................................................................        886.0             975.7
Income tax assets.........................................................................        895.5             967.2
Assets held in separate accounts..........................................................         30.0              32.9
Other assets..............................................................................        363.9             339.9
                                                                                              ---------         ---------

       Total assets.......................................................................    $30,811.6         $30,764.6
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             September 30,       December 31,
                                                                                                 2005              2004
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $12,539.7       $12,508.2
     Traditional products...................................................................     11,806.1        11,741.3
     Claims payable and other policyholder funds............................................        848.7           879.8
     Liabilities related to separate accounts...............................................         30.0            32.9
   Other liabilities........................................................................        507.7           498.3
   Investment borrowings....................................................................        352.5           433.9
   Notes payable - direct corporate obligations.............................................        772.7           768.0
                                                                                                ---------       ---------

         Total liabilities..................................................................     26,857.4        26,862.4
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2005 - 151,272,969;
     December 31, 2004 - 151,057,863).......................................................          1.5             1.5
   Additional paid-in capital...............................................................      2,605.1         2,597.8
   Accumulated other comprehensive income...................................................        162.7           337.3
   Retained earnings........................................................................        517.1           297.8
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      3,954.2         3,902.2
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $30,811.6       $30,764.6
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                   ---------------------         ---------------------
                                                                   2005             2004         2005             2004
                                                                   ----             ----         ----             ----
Revenues:
   Insurance policy income................................       $  745.7        $  737.8      $2,201.9        $2,223.2
   Net investment income (loss):
     General account assets...............................          356.9           329.7       1,042.7           960.1
     Policyholder and reinsurer accounts..................            5.4            (9.8)        (19.5)           (8.9)
     Net realized investment gains (losses)...............           (6.4)            6.0           3.1            27.5
   Fee revenue and other income...........................           11.9             5.2          20.0            17.1
                                                                 --------        --------      --------        --------

       Total revenues.....................................        1,113.5         1,068.9       3,248.2         3,219.0
                                                                 --------        --------      --------        --------

Benefits and expenses:
   Insurance policy benefits..............................          725.2           688.4       2,099.6         2,074.6
   Interest expense.......................................           12.9            12.9          43.7            65.1
   Amortization...........................................          105.0            91.9         287.7           272.4
   (Gain) loss on extinguishment of debt..................            3.7             -             3.7            (2.8)
   Other operating costs and expenses.....................          145.3           170.8         425.0           485.6
                                                                 --------        --------      --------        --------

       Total benefits and expenses........................          992.1           964.0       2,859.7         2,894.9
                                                                 --------        --------      --------        --------

       Income before income taxes.........................          121.4           104.9         388.5           324.1

Income tax expense on period income.......................           43.5            37.6         140.7           115.7
                                                                 --------        --------      --------        --------

       Net income.........................................           77.9            67.3         247.8           208.4

Preferred stock dividends.................................            9.5             9.4          28.5            56.0
                                                                 --------        --------      --------        --------

       Net income applicable to common stock..............       $   68.4        $   57.9      $  219.3        $  152.4
                                                                 ========        ========      ========        ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding..................    151,114,000     150,885,000   151,077,000     126,016,000
                                                              ===========     ===========   ===========     ===========

     Net income...........................................           $.45            $.38         $1.45           $1.21
                                                                     ====            ====         =====           =====

   Diluted:
     Weighted average shares outstanding..................    185,178,000     189,195,000   185,648,000     145,592,000
                                                              ===========     ===========   ===========     ===========

     Net income...........................................           $.42            $.36         $1.33           $1.15
                                                                     ====            ====         =====           =====











                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital       income        earnings
                                                          -----      -----    ---------------       ------        --------
Balance, January 1, 2005.............................    $3,902.2    $ 667.8      $2,599.3          $ 337.3        $297.8

   Comprehensive income, net of tax:
     Net income......................................       247.8        -             -                -           247.8
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $96.4).............................      (174.6)       -             -             (174.6)          -
                                                         --------

         Total comprehensive income..................        73.2

     Stock option and restricted stock plans.........         7.3        -             7.3              -             -
     Dividends on preferred stock....................       (28.5)       -             -                -           (28.5)
                                                         --------    -------      --------          -------        ------

Balance, September 30, 2005..........................    $3,954.2    $ 667.8      $2,606.6          $ 162.7        $517.1
                                                         ========    =======      ========          =======        ======


Balance, January 1, 2004.............................    $2,817.6    $ 887.5      $1,642.9          $ 218.7        $ 68.5

   Comprehensive income, net of tax:
     Net income......................................       208.4        -             -                -           208.4
     Change in unrealized appreciation of
       investments (net of applicable income tax
       expense of $46.1).............................        84.1        -             -               84.1           -
                                                         --------

         Total comprehensive income..................       292.5

     Stock option and restricted stock plans.........        12.2        -            12.2              -             -
     Issuance of mandatorily convertible
       preferred stock, net..........................       667.8      667.8           -                -             -
     Redemption of cumulative convertible
       exchangeable preferred stock..................      (928.9)    (928.9)          -                -             -
     Issuance of common stock, net...................       882.2        -           882.2              -             -
     Payment-in-kind dividends on convertible
       exchangeable preferred stock..................        41.4       41.4           -                -             -
     Dividends on preferred stock....................       (56.0)       -             -                -           (56.0)
                                                         --------    -------      --------          -------        ------

Balance, September 30, 2004..........................    $3,728.8    $ 667.8      $2,537.3          $ 302.8        $220.9
                                                         =========   =======      ========          =======        ======








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................   $  1,924.3         $  1,931.7
   Net investment income.................................................................      1,079.0            1,102.9
   Fee revenue and other income..........................................................         20.0               17.1
   Net sales of trading securities.......................................................        161.1               12.7
   Insurance policy benefits.............................................................     (1,540.8)          (1,543.7)
   Interest expense......................................................................        (33.5)             (60.4)
   Policy acquisition costs..............................................................       (305.3)            (267.1)
   Other operating costs.................................................................       (422.8)            (418.8)
   Loss on extinguishment of debt........................................................          (.3)               -
   Taxes.................................................................................         27.4               11.7
                                                                                            ----------         ----------

     Net cash provided by operating activities...........................................        909.1              786.1
                                                                                            ----------         ----------

Cash flows from investing activities:
   Sales of investments..................................................................      9,526.5            9,569.5
   Maturities and redemptions of investments.............................................      1,080.8            1,450.0
   Purchases of investments..............................................................    (11,503.0)         (12,030.9)
   Change in restricted cash.............................................................          3.5               13.0
   Other.................................................................................        (24.4)             (35.4)
                                                                                            ----------         ----------

     Net cash used by investing activities ..............................................       (916.6)          (1,033.8)
                                                                                            ----------         ----------

Cash flows from financing activities:
   Issuance of notes payable, net........................................................        773.7              790.2
   Issuance of preferred stock, net......................................................          -                667.8
   Issuance of common stock, net.........................................................           .2              882.2
   Payments on notes payable.............................................................       (769.1)          (1,302.0)
   Redemption of preferred stock.........................................................          -               (928.9)
   Amounts received for deposit products.................................................      1,233.3            1,203.3
   Withdrawals from deposit products.....................................................     (1,369.1)          (1,399.7)
   Investment borrowings.................................................................       (420.6)             197.5
   Dividends paid on preferred stock.....................................................        (28.5)              (9.8)
   Other.................................................................................           -                (3.6)
                                                                                            ----------         ----------

       Net cash provided (used) by financing activities..................................       (580.1)              97.0
                                                                                            ----------         ----------

       Net decrease in cash and cash equivalents.........................................       (587.6)            (150.7)

Cash and cash equivalents, beginning of period...........................................        776.6            1,228.7
                                                                                            ----------         ----------

Cash and cash equivalents, end of period.................................................   $    189.0         $  1,078.0
                                                                                            ==========         ==========








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

     Our trading security accounts are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $725.0 million and $902.3 million at September 30, 2005 and December 31, 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Accumulated other comprehensive income is comprised of the net effect of unrealized appreciation on our investments. These amounts, included in shareholders' equity as of September 30, 2005 and December 31, 2004, were as follows (dollars in millions):

                                                                                       September 30,     December 31,
                                                                                           2005              2004
                                                                                           ----              ----
Net unrealized appreciation of investments............................................     $290.7          $ 621.6
Adjustment to value of policies inforce at the Effective Date.........................      (29.4)           (85.7)
Adjustment to cost of policies produced...............................................       (6.6)           (10.2)
Deferred income tax liability.........................................................      (92.0)          (188.4)
                                                                                           ------          -------

     Accumulated other comprehensive income...........................................     $162.7          $ 337.3
                                                                                           ======          =======

     VARIABLE INTEREST ENTITY

     Assets of variable interest entity reported in our consolidated balance sheet are held by a collateralized loan trust and are consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities", revised December 2003 ("FIN 46R"). Although we do not control this entity, we consolidate it because we are the primary beneficiary. This entity was established to issue securities and use the proceeds to invest in loans and other permitted investments. The securities issued to other entities are included in investment borrowings. The assets held by the trust are legally isolated and are not available to the Company. Repayment of the securities issued by the collateralized loan trust depends primarily on cash flows generated from the underlying loans. At September 30, 2005, our total investment in the collateralized loan trust was $31.5 million.

     AMORTIZATION OF THE VALUE OF POLICIES INFORCE AT THE EFFECTIVE DATE

     The value assigned to the right to receive future cash flows from policies existing at September 10, 2003 (the effective date of the reorganization of our Predecessor) is referred to as the value of policies inforce as of the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. For universal life or investment products, we amortize these costs using the interest rate credited to the underlying policies in relation to the estimated gross profits. For other products, we amortize these costs using the projected investment earnings rate in relation to future anticipated premium revenue.

     In accordance with Statement of Financial Accounting Standards No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("SFAS 97"), we are required to amortize the value of policies inforce in relation to estimated gross profits for universal life products and investment-type products. SFAS 97 also requires that estimates of expected gross profits used as a basis for amortization be evaluated regularly, and that the total amortization recorded to date be adjusted by a charge or credit to the statement of operations, if actual experience or other evidence suggests that earlier estimates should be revised.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We also adjust the value of policies inforce at the Effective Date for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income within shareholders' equity.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                    Three months ended            Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Net income......................................................     $77.9          $67.3       $247.8            $208.4
Preferred stock dividends.......................................      (9.5)          (9.4)       (28.5)            (56.0)
                                                                     -----          -----       ------            ------

     Net income applicable to common stock
       for basic earnings per share.............................      68.4           57.9        219.3             152.4

Effect of dilutive securities:
   Preferred stock dividends....................................       9.5            9.4         28.5              14.7
                                                                     -----          -----       ------            ------

     Net income applicable to common stock and assumed
       conversions for diluted earnings per share...............     $77.9          $67.3       $247.8            $167.1
                                                                     =====          =====       ======            ======

Shares:
   Weighted average shares outstanding
     for basic earnings per share...............................   151,114        150,885      151,077           126,016

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock............    33,015         37,809       33,706            19,054
     Stock option and restricted stock plans....................     1,049            501          865               522
                                                                   -------        -------      -------           -------

     Dilutive potential common shares...........................    34,064         38,310       34,571            19,576
                                                                   -------        -------      -------           -------

   Weighted average shares outstanding for diluted earnings
     per share..................................................   185,178        189,195      185,648           145,592
                                                                   =======        =======      =======           =======

     For the nine months ended September 30, 2004, equivalent common shares of
26.5 million related to the assumed conversion of convertible exchangeable preferred stock (which was redeemed in the second quarter of 2004) were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

     As further discussed in the note to our consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations", we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 in August 2005. In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our debentures in the calculation of diluted earnings per share when the impact is dilutive. As of September 30, 2005, the conversion feature of these debentures did not have a dilutive effect as the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the debentures had no effect on our diluted shares outstanding or our diluted earnings per share for the three and nine months ended September 30, 2005.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. In April 2005, the SEC delayed the implementation date of SFAS 123R. Conseco will implement SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company will begin recognizing compensation cost for all awards granted, modified, repurchased or cancelled on and after January 1, 2006. In addition, we will be required to recognize compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of January 1, 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The aggregate value of unvested options at September 30, 2005, as determined using the Black-Scholes option valuation model at the date of grant, was $12.0 million, of which $10.6 million will be recognized as compensation cost over the remaining vesting period after January 1, 2006. If compensation cost had been determined based on the fair value at the grant dates for all awards issued after the Effective Date, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Net income, as reported ........................................    $77.9          $67.3        $247.8            $208.4
Less stock-based employee compensation expense determined
     under the fair value method for all awards, net of
     income taxes...............................................       .7            2.1           2.2               3.2
                                                                    -----          -----        ------            ------

Pro forma net income............................................    $77.2          $65.2        $245.6            $205.2
                                                                    =====          =====        ======            ======


Earnings per share:
     Basic, as reported.........................................     $.45           $.38         $1.45             $1.21
     Basic, pro forma...........................................      .45            .37          1.44              1.18

     Diluted, as reported.......................................     $.42           $.36         $1.33             $1.15
     Diluted, pro forma.........................................      .42            .34          1.32              1.13

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

     Operating information by segment was as follows (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities......................................      $   18.2       $   13.4      $   43.7           $   39.2
            Supplemental health............................         304.8          295.1         910.9              881.4
            Life...........................................          61.8           42.7         156.9              116.7
            Other..........................................           3.0            4.1           9.2                9.7
       Net investment income (a)...........................         124.7          105.1         358.2              307.7
       Fee revenue and other income (a)....................            .3             .1            .7                 .6
       Net realized investment gains (losses) (a)..........          (3.1)           2.5           (.6)              13.9
                                                                 --------       --------      --------           --------

                Total Bankers Life revenues................         509.7          463.0       1,479.0            1,369.2
                                                                 --------       --------      --------           --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities......................................           4.3            6.1          15.0               17.1
            Supplemental health............................         163.8          178.7         499.5              550.4
            Life...........................................          95.2           96.0         284.2              294.3
            Other..........................................           3.5            3.4          10.1               12.1
       Net investment income (a)...........................         190.5          172.1         526.1              519.1
       Fee revenue and other income (a)....................            .5            1.0           1.6                4.3
       Net realized investment gains (losses) (a)..........          (3.0)           2.5            .8               13.6
                                                                 --------       --------      --------           --------

                Total Conseco Insurance Group
                    revenues...............................         454.8          459.8       1,337.3            1,410.9
                                                                 --------       --------      --------           --------

    Other Business in Run-off:
       Insurance policy income - supplemental health.......          91.1           98.3         272.4              302.3
       Net investment income (a)...........................          45.4           41.8         133.4              123.0
       Fee revenue and other income (a)....................            .1             .1            .4                 .6
       Net realized investment gains (losses) (a)..........           (.3)           1.0           4.2                2.8
                                                                 --------       --------      --------           --------

                Total Other Business in Run-off
                    revenues...............................         136.3          141.2         410.4              428.7
                                                                 --------       --------      --------           --------

    Corporate:
       Net investment income...............................           1.7             .9           5.5                1.4
       Fee and other income................................          11.0            4.0          17.3               11.6
       Net realized investment losses......................           -              -            (1.3)              (2.8)
                                                                 --------       --------      --------           --------

                Total corporate revenues...................          12.7            4.9          21.5               10.2
                                                                 --------       --------      --------           --------

                Total revenues.............................       1,113.5        1,068.9       3,248.2            3,219.0
                                                                 --------       --------      --------           --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits...........................         $357.4         $318.1     $1,028.0          $  932.8
       Amortization........................................           53.9           48.8        145.8             138.1
       Interest expense on investment borrowings...........             .2             .6          1.7               1.7
       Other operating costs and expenses..................           40.3           41.3        116.0             120.9
                                                                    ------         ------     --------          --------

            Total Bankers Life expenses....................          451.8          408.8      1,291.5           1,193.5
                                                                    ------         ------     --------          --------

    Conseco Insurance Group:
       Insurance policy benefits...........................          277.2          274.0        806.8             848.3
       Amortization........................................           43.6           39.0        123.8             120.7
       Interest expense on investment borrowings...........             .6            1.3          4.8               3.4
       Other operating costs and expenses..................           69.1           77.5        202.8             235.7
                                                                    ------         ------     --------          --------

            Total Conseco Insurance Group expenses.........          390.5          391.8      1,138.2           1,208.1
                                                                    ------         ------     --------          --------

    Other Business in Run-off:
       Insurance policy benefits...........................           90.6           96.3        264.8             293.5
       Amortization........................................            7.5            4.1         18.1              13.6
       Interest expense on investment borrowings...........            -              -            -                  .1
       Other operating costs and expenses..................           22.1           23.3         64.0              71.7
                                                                    ------         ------     --------          --------

            Total Other Business in Run-off expenses.......          120.2          123.7        346.9             378.9
                                                                    ------         ------     --------          --------

    Corporate:
       Interest expense on corporate debt..................           12.1           11.0         37.2              59.9
       (Gain) loss on extinguishment of debt...............            3.7            -            3.7              (2.8)
       Other operating costs and expenses..................           13.8           28.7         42.2              57.3
                                                                    ------         ------     --------          --------

            Total corporate expenses.......................           29.6           39.7         83.1             114.4
                                                                    ------         ------     --------          --------

            Total expenses.................................          992.1          964.0      2,859.7           2,894.9
                                                                    ------         ------     --------          --------

    Income (loss) before income taxes:
            Bankers Life...................................           57.9           54.2        187.5             175.7
            Conseco Insurance Group........................           64.3           68.0        199.1             202.8
            Other Business in Run-off......................           16.1           17.5         63.5              49.8
            Corporate operations...........................          (16.9)         (34.8)       (61.6)          (104.2)
                                                                    ------         ------     ---------         --------

                Income before income taxes.................         $121.4         $104.9     $  388.5          $  324.1
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return plus a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index, over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy one-year call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We include the cost of the options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder accounts). Option costs that are attributable to benefits provided were $30.9 million and $33.8 million in the first nine months of 2005 and 2004, respectively, and were included in investment income. Net investment income (loss) related to equity-indexed products before these option costs were $13.5 million and $20.3 million in the first nine months of 2005 and 2004, respectively. These amounts were substantially offset by the corresponding charges to insurance policy benefits. The estimated fair values of the options were $40.8 million and $50.4 million at September 30, 2005 and December 31, 2004, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $207.1 million and $236.7 million at September 30, 2005 and December 31, 2004, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2005, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $26.6 million and $32.1 million at September 30, 2005 and December 31, 2004, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     We hold bank loans made to certain former directors and employees that enabled them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which exceed $270 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At September 30, 2005, we have estimated that approximately $38 million of the D&O loan balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $17.3 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at September 30, 2005 and December 31, 2004 was $25.5 million and $22.0 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $176.1 million and $197.3 million in the first nine months of 2005 and 2004, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $183.4 million and $225.8 million in the first nine months of 2005 and 2004, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $43.3 million and $53.1 million in the first nine months of 2005 and 2004, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivatives embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense were as follows (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005              2004
                                                                    ----           ----         ----              ----
Current tax provision (benefit)...............................      $ -            $(2.2)      $  -              $   .8
Deferred tax provision........................................       43.5           39.8        140.7             114.9
                                                                    -----          -----       ------            ------

         Income tax expense on period income..................      $43.5          $37.6       $140.7            $115.7
                                                                    =====          =====       ======            ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
U.S. statutory corporate rate........................................................          35.0%               35.0%
Other nondeductible expenses.........................................................            .6                  .6
State taxes..........................................................................            .6                  .1
                                                                                               ----                ----

         Effective tax rate..........................................................          36.2%               35.7%
                                                                                               ====                ====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                          September 30,      December 31,
                                                                                              2005               2004
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards:
       Portion attributable to worthless investment in Conseco Finance Corp...........      $ 1,452.4         $ 1,452.4
       Other..........................................................................          202.1              99.9
    Capital loss carryforwards........................................................          384.9             388.6
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,497.1           1,598.0
       Reserve for loss on loan guarantees............................................           96.6             207.3
                                                                                            ---------         ---------

         Gross deferred tax assets....................................................        3,633.1           3,746.2
                                                                                            ---------         ---------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (61.6)            (79.7)
       Value of policies inforce at the Effective Date and cost of policies produced..         (740.7)           (732.1)
       Unrealized appreciation of investments.........................................          (92.0)           (188.4)
       Other..........................................................................         (204.7)           (169.4)
                                                                                            ---------         ---------

         Gross deferred tax liabilities...............................................       (1,099.0)         (1,169.6)
                                                                                            ---------         ---------

         Net deferred tax assets before valuation allowance...........................        2,534.1           2,576.6

Valuation allowance...................................................................       (1,629.6)         (1,629.6)
                                                                                            ---------         ---------

         Net deferred tax assets......................................................          904.5             947.0

Current income taxes prepaid (accrued)................................................           (9.0)             20.2
                                                                                            ---------         ---------

         Net income tax assets........................................................      $   895.5         $   967.2
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

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards. The net deferred tax assets before valuation allowance totaled $2.5 billion at September 30, 2005. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

temporary differences become deductible and before our capital loss carryforwards and net operating loss carryforwards expire. In addition, the use of the Company's net ordinary loss carryforwards is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken and plan to take in our current and future tax returns. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.

     As of September 30, 2005, we believe that it is necessary to have a valuation allowance on a portion of our deferred tax assets. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on such component's ability to be fully recognized in the future. Two significant issues include whether Section 382 of the Internal Revenue Code (the "Code") is applicable, which would limit the amount of net operating losses that may be utilized from the worthlessness of our previous subsidiary, Conseco Finance Corp. ("CFC"), and to what extent such net operating losses are eligible to offset life insurance income. We intend to maintain a sufficient valuation allowance against our deferred tax assets until objective evidence exists to further reduce or eliminate it.

     Based upon our projections of future income that we completed in early 2005, we believe that we will more likely than not recover $904.5 million of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. There was no change in our valuation allowance during the first nine months of 2005.

     As of September 30, 2005, we had $4.7 billion of net operating loss carryforwards and $1.1 billion of capital loss carryforwards (including the loss resulting from the worthlessness of CFC discussed below), which expire as follows (dollars in millions):

                                        Net operating loss carryforwards                     Capital loss carryforwards
                                   -------------------------------------------         -----------------------------------------
  Year of expiration               Subject to ss.382     Not subject to ss.382         Subject to ss.382   Not subject to ss.382
  ------------------               -----------------     ---------------------         -----------------   ---------------------
       2005...........................  $   .2              $    -                          $    -                $ -
       2006...........................      .1                   -                               -                  -
       2007...........................     5.8                   -                             429.7                -
       2008 ..........................      .1                   -                             583.7                -
       2009...........................    10.5                   -                               -                 86.2
       2010...........................     3.5                   -                               -                  -
       2011...........................      .5                   -                               -                  -
       2016...........................    58.1                   -                               -                  -
       2017...........................    51.1                   -                               -                  -
       2018...........................    53.9               4,182.3 (a)                         -                  -
       2019...........................      .7                   -                               -                  -
       2020...........................     2.5                  14.2                             -                  -
       2022...........................      .6                   -                               -                  -
       2023...........................    84.0                   -                               -                  -
       2024...........................     -                    10.0                             -                  -
       2025...........................     -                   249.0                             -                  -
                                        ------              --------                        --------              -----

       Total..........................  $271.6              $4,455.5                        $1,013.4              $86.2
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

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities. There is no limitation on the ability to utilize net operating losses generated by a life insurance company. Subsequent to our emergence from bankruptcy, we reorganized certain of our subsidiaries to improve their capital position. As a result of the reorganization, the loss related to CFC was realized by a life insurance company. Accordingly, we believe the loss should be treated as a life insurance loss and would not be subject to the Code limitations described above. However, if the IRS were to disagree with our conclusion and such determination ultimately prevailed, the loss related to CFC would be subject to such limitation. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002 and 2003. We have had, and continue to have, discussions with the IRS as part of the audit in process. These discussions indicate that the IRS is tentatively adverse to the Company's conclusion that the loss related to CFC should be treated as a life insurance loss. The IRS's determination will not be known until the completion of the audit, which is expected by the end of the year. The Company believes that it has strong legal arguments for its position, and, if the IRS ultimately challenges the Company's position, then the Company may exercise all of its appeal rights, including litigation if necessary. Such an appeal could take a significant amount of time to resolve.

     The timing and manner in which the Company will be able to utilize some or all of its net operating loss carryforwards may be limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its net operating loss carryforwards when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. In order to determine the amount of this limitation, we must determine the amount of our net operating loss carryforwards related to the period prior to our emergence from bankruptcy (such amount will be subject to the 382 limitation) and the amount related to the period after emergence (such amount will not be subject to the 382 limitation). When the Company filed its 2003 federal income tax return, it elected to specifically identify transactions in each period and record them in the period they actually occurred. As a result, we believe the loss related to CFC will be treated as post emergence and therefore not subject to the Section 382 limitation. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year. The IRS has informed the Company that it will address this matter during its examination of our tax returns for calendar years 2002 and 2003. We have had, and continue to have, discussions with the IRS as part of the audit in process. These discussions indicate that the IRS is no longer reviewing the Section 382 issue and is not at this time adverse to the Company's position. Such a determination will not be known until the completion of the audit, which is expected by the end of the year.

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

       The following notes payable were direct corporate obligations of the Company as of September 30, 2005 and December 31, 2004 (dollars in millions):

                                                                                           September 30,      December 31,
                                                                                               2005               2004
                                                                                               ----               ----
3.50% convertible debentures............................................................       $330.0            $  -
$447.0 million secured credit agreement.................................................        445.9               -
$800.0 million secured credit agreement ("Credit Facility").............................          -               768.0
Unamortized discount on convertible debentures..........................................         (3.2)              -
                                                                                               ------            ------

     Direct corporate obligations.......................................................       $772.7            $768.0
                                                                                               ======            ======

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). The Debentures were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Related issuance costs of $7.8 million were recorded as deferred charges and will be amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them. The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's Credit Facility. The terms of the Debentures are governed by an indenture

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At September 30, 2005, unamortized issuance costs (classified as other assets) related to the Debentures were $7.7 million.

     The Debentures are senior, unsecured obligations and bear interest at a rate of 3.50 percent per year, payable semi-annually, beginning on March 31, 2006 and ending on September 30, 2010. Thereafter, the principal balance of the Debentures will accrete at a rate that provides holders with an aggregate yield to maturity of 3.50 percent, computed on a semi-annual, bond-equivalent basis. Beginning with the six-month interest period commencing September 30, 2010, the Company will pay contingent interest on the Debentures if the average trading price per Debenture for the five trading day period immediately preceding the six-month interest period equals or exceeds a certain level, as described in the Indenture.

     Upon the occurrence of certain specified events, the Debentures will be convertible, at the option of the holders, into cash or, under certain circumstances, cash and shares of the Company's common stock at an initial conversion price of approximately $26.66 per share. The number of shares to be received by a converting holder is subject to adjustment for certain dilutive events. The amount of cash to be received upon conversion is equal to the lesser of: (i) the accreted principal amount of the converting Debenture; or (ii) the conversion value of such Debentures (as calculated in accordance with the Indenture).

     On or after October 5, 2010, the Company may redeem for cash all or a portion of the Debentures at any time at a redemption price equal to 100 percent of the accreted principal amount of the Debentures plus accrued and unpaid interest, including additional interest and contingent interest, if any, to the redemption date. Holders may require the Company to repurchase in cash all or any portion of the Debentures on September 30, 2010, 2015, 2020, 2025 and 2030 at a repurchase price equal to 100 percent of the accreted principal amount of the Debentures to be repurchased, plus accrued and unpaid interest, including additional interest and contingent interest, if any, to the applicable repurchase date.

     If an event of default occurs and is continuing with respect to the Debentures, either the trustee or the holders of at least 25 percent in aggregate accreted principal amount of the Debentures then outstanding may declare the accreted principal amount, plus accrued and unpaid interest, including additional interest and contingent interest, if any, on the Debentures to be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs, the accreted principal amount plus accrued and unpaid interest, including additional interest and contingent interest, if any, on the Debentures automatically will become immediately due and payable. The following are events of default with respect to the Debentures:

     o default for 30 days in payment of any interest, contingent interest or additional interest due and payable on the Debentures;

     o default in payment of accreted principal of the Debentures at maturity, upon redemption, upon repurchase or following a fundamental change, when the same becomes due and payable;

     o default by the Company or any of its subsidiaries in the payment of principal, interest or premium when due under any other instruments of indebtedness having an aggregate outstanding principal amount of $50.0 million (or its equivalent in any other currency or currencies) or more following a specified period for cure;

     o default in the Company's conversion obligations upon exercise of a holder's conversion right, following a specified period for cure;

     o default in the Company's obligations to give notice of the occurrence of a fundamental change within the time required to give such notice;

     o acceleration of any of the Company's indebtedness or the indebtedness of any of its subsidiaries under any instrument or instruments evidencing indebtedness (other than the Debentures) having an aggregate outstanding principal amount of $50.0 million (or its equivalent in any other currency or currencies) or more, subject to certain exceptions; and

     o certain events of bankruptcy, insolvency and reorganization of the Company or any of its subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     In connection with the sale of the Debentures, the Company also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the initial purchasers. Pursuant to that agreement, the Company agreed to file with the SEC within 90 days, and to use its reasonable best efforts to cause to become effective within 210 days, a shelf registration statement with respect to the resale of the Debentures and the sale of our shares of common stock issuable upon conversion of the Debentures. If the Company fails to comply with certain of its obligations under the Registration Rights Agreement, additional interest will be payable on the Debentures.

     In August 2005, we entered into a $447.0 million secured credit agreement (the "Amended Credit Facility"), of which $445.9 million remained outstanding at September 30, 2005, after a $1.1 million principal payment on September 30, 2005. The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Company recognized a $3.7 million loss on the extinguishment of debt during the third quarter of 2005 for the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the Amended Credit Facility. There were $5.7 million and $9.1 million of unamortized issuance costs (classified as other assets) related to our senior secured credit facilities at September 30, 2005 and December 31, 2004, respectively. During 2005, the Company made a mandatory prepayment of $.9 million on the Credit Facility (after consideration of a $28.0 million prepayment made in December 2004) based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility.

     Under the terms of the Amended Credit Facility, we are required to make quarterly principal payments of .25 percent (approximately $1.1 million) of the initial principal amount commencing September 30, 2005 and continuing until March 31, 2010. The remaining principal balance is due on June 22, 2010. The amount outstanding under the Amended Credit Facility bears interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate on the Amended Credit Facility is equal to LIBOR plus 2 percent, compared to LIBOR plus 3.5 percent under the Credit Facility. The base rate on the Amended Credit Facility is equal to 1 percent (2.5 percent under the Credit Facility) plus the greater of: (i) the Federal funds rate plus .50 percent; or
(ii) Bank of America's prime rate. If the Company's senior secured long-term debt is rated at least Ba3 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At September 30, 2005, the interest rate on our Amended Credit Facility was 5.8 percent.

     Pursuant to the Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Amended Credit Facility) is greater than 20 percent and certain insurance subsidiaries (as defined in the Amended Credit Facility) have a financial strength rating which is less than A- from A.M. Best Company ("A.M. Best"), the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances;
(iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Amended Credit Facility. The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

     The Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 17 percent at September 30, 2005); (ii) an interest coverage ratio greater than or equal to 2.00 to 1 for each rolling four quarters ending June 30, 2007, and 2.50 to 1 for each rolling four quarters thereafter (such ratio exceeded the minimum requirement for the four quarters ending September 30, 2005); (iii) an aggregate risk-based capital ratio, as defined in the Amended Credit Facility, greater than or equal to 245 percent for each quarter ending during the period from September 30, 2005 through March 31, 2006, and 250 percent for each quarter ending thereafter (such ratio exceeded the minimum risk-based capital requirements at September 30, 2005); (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at September 30, 2005 exceeded such requirement); and (v) specified investment portfolio requirements (such investment portfolio requirements were met at September 30, 2005).

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2005. The Company pays a quarterly commitment fee equal to .50 percent of the unused portion of the revolving credit facility. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Amended Credit Facility.

     The Amended Credit Facility provides for a one time increase in the facility or the addition of a new facility of up to $325.0 million. Such increase would be effective as of a date that is at least 90 days prior to the scheduled maturity date.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Amended Credit Facility). The obligations under our Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas.

     SALES INDUCEMENTS

     Our annuity products include contracts that offer enhanced crediting rates or bonus payments and certain life insurance products include contracts that offer persistency bonuses. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $15.7 million and $10.4 million during the nine months ended September 30, 2005 and 2004, respectively. Amounts amortized totaled $3.9 million and $2.0 million during the nine months ended September 30, 2005 and 2004, respectively. The unamortized balance of deferred sales inducements at September 30, 2005 and December 31, 2004 was $27.6 million and $15.8 million, respectively. Our reserve for persistency bonus benefits was $305.7 million at September 30, 2005 and $313.2 million at December 31, 2004.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued SFAS 123R in December 2004. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. SFAS 123R is effective for all awards granted, modified, repurchased or cancelled in the interim period beginning after June 15, 2005 and requires the recognition of compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of the effective date. In April 2005, the SEC amended the compliance date to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The Company's net income would have been reduced by $.7 million and $2.2 million in the three and nine months ended September 30, 2005, respectively, if we had recognized stock-based employee compensation as determined under the fair value method, net of income taxes.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board. The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153") in December 2004. SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). This statement provides guidance on accounting for deferred acquisition costs on an internal replacement,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Given its recent issuance, management is still assessing the impact SOP 05-1 will have on our results of operations or financial position.

     In March 2004, the Emerging Issues Task Force issued Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides additional guidance for determining whether an impairment of an investment is other than temporary. EITF 03-01 also includes guidance for accounting for an investment subsequent to an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Certain guidance in EITF 03-01 was effective beginning the quarter ended September 30, 2004; however, such guidance did not significantly change our procedures for evaluating impairments. The FASB will issue FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-01 and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value". FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-01. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-01, which were effective December 31, 2003 and remain in effect.

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs have filed a consolidated class action complaint with respect to the individual defendants. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. This limit was reached in May of 2005. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs were given until August 24, 2005 to amend their complaint. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). Plaintiffs filed an amended complaint on August 24, 2005. We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $1.5 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Other Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company ("Conseco Life"), have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. On or about June 23, 2004, the Judicial Panel on Multidistrict Litigation ("JPML") consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). On or about September 23, 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint seeks unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge certified a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. Trial is currently set to begin on or about July 11, 2006. Other cases now pending include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Arlene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Four putative nationwide and/or statewide class-action lawsuits filed in California state courts have been consolidated and are being coordinated in the Superior Court of San Francisco County under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc., Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case No. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, Mr. Schwartz filed a purported state-wide class action captioned William Schwartz and Rebecca R. Frankel, Trustee of the Robert M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). On May 16, 2005 an individual lawsuit was filed in Illinois captioned Sidney Bark, Shirley Bark, Marla Bark Dembitz, Caryn Bark and Toni Bark v. Conseco Life Insurance Company, Massachusetts General Life Insurance Company, Brown, Brown and Gomberg, LTD; and Gerald R. Gomberg, Case No. 2005L005353 (Circuit Court of Cook County, Illinois, County Department, Law Division), which has been removed to the United States District Court for the Northern District of Illinois. On August 9, 2005, Conseco Life was voluntarily dismissed with prejudice. On May 24, 2005 a lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois. On September 6, 2005, the JPML issued a conditional order to transfer and consolidate the Harte action with MDL 1610. On May 25, 2005 an individual lawsuit was filed in California captioned Leslie C. Garland, M.D., and the Leslie C. Garland Irrevocable Trust
v. Conseco Life Insurance Company, successor to Massachusetts General Life Insurance Company and

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

DOES 1 through 50 inclusive, Case No. BC330898 (Superior Court, County of Los Angeles, California), which has been removed to the United States District Court for the Central District of California and consolidated and coordinated with MDL 1610. On September 14, 2005, an individual lawsuit was filed in Hawaii by approximately 800 plaintiffs captioned AE Ventures For Archie Murakami et al. v. Conseco, Inc. and Conseco Life Insurance Company and Doe Defendants 1-100; Case No. CV05-00594SOM (U.S. District Court, District of Hawaii). We believe these lawsuits are without merit and intend to defend them vigorously. However, the ultimate outcome of the lawsuits cannot be predicted with certainty and an adverse decision could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     On June 27, 2001, two suits against Conseco Life, both purported nationwide class actions seeking unspecified compensatory and punitive damages, were consolidated in the U.S. District Court, Middle District of Florida, In Re PLI Sales Litigation, Cause No. 01-MDL-1404. The complaint alleges, among other things, fraudulent sales and a "vanishing premium" scheme. Conseco Life filed a motion for summary judgment against both named plaintiffs, which motion was granted in June 2002. Plaintiffs appealed to the 11th Circuit Court of Appeals. The 11th Circuit, in July 2003, affirmed in part and reversed in part, allowing two fraud counts with respect to one plaintiff to survive. The plaintiffs' request for a rehearing with respect to this decision has been denied. Conseco Life filed a summary judgment motion with respect to the remaining claims. This summary judgment was denied in February 2004. On April 23, 2004, a similar case was filed. Harold R. Arthur, individually and as Trustee of the Harold A. Arthur Revocable Living Trust, on behalf of himself and all others similarly situated
v. Conseco Life Insurance Company, Case No. 6:04-CV-587-ORL-31KRS (U.S. District Court, Middle District of Florida). The case was consolidated with the PLI Sales Practices Litigation in May 2004. The plaintiff's motion for class certification was denied. Conseco Life's motion for summary judgment on Plaintiff Arthur's claim was denied. This matter has been settled and the case dismissed.

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

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado, Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and Bankers Life and Casualty Company, Cause No. 01-CV-2465, alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policyholders paying via premium modes other than annual. On November 10, 2003, the court denied the plaintiff's motion for class certification. On January 26, 2004, the plaintiff appealed the trial court's ruling denying class certification, but the Colorado Court of Appeals upheld the trial court's ruling on August 25, 2005. Plaintiffs' counsel has indicated that they will re-file the case with a smaller proposed plaintiff class. The defendants believe plaintiffs' attempt to re-file the lawsuit is without merit and intend to vigorously resist this attempt. Given the uncertainties regarding the outcome of these proceedings, we are unable to estimate the possible range of loss that may result if the case is re-filed.

     In October 1997, an action was filed against CVIC and general agent Glenn
H. Guffey by nine South Carolina agents, who alleged that they had suffered losses as a result of defendants' breach of contract, fraud and misleading conduct relating to the sale of Flex II annuities. In the action, Thomas Allen et al v. Great American Reserve Insurance Company, Glenn H. Guffey and American Home Assurance Company, Case Number 29C01-9709-CP751 in the Circuit Court of Hamilton County, Indiana, plaintiffs claim that Mr. Guffey told them that the annuities would have no initial administrative fees charged to the owner of the annuity (when in fact they did) and that as a result, they had been selling the annuities on that basis. Plaintiffs demanded unspecified compensatory and punitive damages, and allege that they have lost commissions and renewals and that their business reputations have been damaged as a result of Mr. Guffey's misrepresentations. They further contend that CVIC should be held liable as it negligently supervised Mr. Guffey and knew about his fraudulent conduct. Defendants were granted a Summary Judgment on February 9, 2000, but plaintiffs appealed the judgment, and the Indiana Supreme Court overturned it on April 2, 2002. Mr. Guffey has settled with plaintiffs, and the case against CVIC is now set for a jury trial commencing March 27, 2006. We retained liability for CVIC's involvement in this litigation in connection

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

with the sale of CVIC. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     In October 2002, Roderick Russell, on behalf of himself and purportedly on behalf of a class of persons similarly situated, and on behalf of the ConsecoSave Plan, filed an action in the United States District Court for the Southern District of Indiana against our Predecessor, our subsidiary Conseco Services, LLC ("Conseco Services") and certain of our current and former officers, Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM. The complaint seeks an unspecified amount of damages. The purported class action consists of all individuals whose 401(k) accounts held common stock of our Predecessor at any time since April 28, 1999. The complaint alleges, among other things, breaches of fiduciary duties under ERISA by continuing to permit employees to invest in our Predecessor's common stock without full disclosure of the Company's true financial condition. We reached a tentative settlement with the Russell plaintiffs for $10 million in February 2005, subject to the negotiation of a final settlement agreement. A final settlement agreement has been reached. A fairness hearing was conducted on October 14, 2005, at which time the district court signed the final order of approval and dismissed the case.

     The Company will pursue recovery of any settlement in the Russell matter, from its fiduciary insurance carrier, RLI Insurance Company ("RLI"). However, on February 13, 2004, RLI filed a declaratory judgment action asking the court to find no liability under its policy for the claims made in the Russell matter due to certain releases provided to them pursuant to RLI's agreement to settle a case involving the Predecessor related to a different policy coverage, RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana). On March 15, 2004, RLI filed an amended complaint adding Conseco Services as an additional defendant. On March 30, 2004, RLI filed a second amended complaint adding certain individual plan fiduciaries as defendants. On May 24, 2004, we filed our answer to the second amended complaint and counterclaims for declaratory judgment and breach of contract. On September 2, 2004, RLI filed a motion for judgment on all counterclaims. The court has stayed this matter until the Russell matter is resolved, and the stay is to be lifted on November 15, 2005. We believe RLI's position is without merit because the previous release is not applicable to the Russell matter. We plan to vigorously pursue all claims against RLI, but the ultimate outcome of the lawsuit cannot be predicted with certainty. We expect to ultimately recover a substantial portion of the $10 million we expect to pay in settlement of the Russell matter from RLI.

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

     On March 24, 2004, a complaint was filed in the United States District Court for Western District of North Carolina, Statesville Division, StockCar Stocks Advisors, LLC v. 40/86 Advisors, Inc. f/k/a Conseco Capital Management, Inc.; Maxwell E. Bublitz; Gregory J. Hahn; and D. Bruce Johnson, Cause No. 5:04-04 CV 31. Plaintiff is a limited liability company formed to sponsor, operate, and manage a mutual fund company known as StockCar Stocks Mutual Fund, Inc. Plaintiff alleges in its complaint that it was damaged by 40|86's conduct related to its purchase of the StockCar Stocks Mutual Fund from Plaintiff. Plaintiff demanded damages in an unnamed amount based on their claims of breach of contract, fraud, fraudulent concealment, negligent and innocent misrepresentation, unfair and deceptive trade practices, conversion, negligence and wantonness. Defendants filed a motion to dismiss that was granted in part, and the court invited them to renew the motion as a summary judgment motion after further discovery was completed. As a result of the court's ruling, the only remaining causes of action pending were breach of contract, fraud, negligent misrepresentation, fraudulent concealment and unfair and deceptive practices. Further discovery was conducted, and defendants have filed a motion for summary judgment, asking the court to find in their favor on all counts. If summary judgment is not granted, the case is set to go to trial on or after January 9, 2006. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

action cannot be predicted with certainty.

     On December 10, 2004, an arbitration award was issued by the American Arbitration Association finding for American Worldwide Insurance, Inc. ("AWI") and Todd Green ("Green"), individually, and against Conseco Life. The arbitrated dispute arises from a marketing agreement initially entered into in 1994. AWI and Green alleged breach of contract and bad faith and sought $4.3 million actual damages and unspecified punitive damages. The award resulted in total actual damages of $2.1 million, as well as future payments of $.9 million due on September 9, 2005, $.8 million due on September 9, 2006, and $.6 million due on September 9, 2007. The panel also found that AWI and Green failed to prove that either Conseco Life or Conseco Marketing, LLC acted in bad faith and refused an award of punitive damages. We have filed an application in Federal court in the case captioned, Conseco Life Insurance Company and Conseco Marketing, LLC v. American Worldwide Insurance, Inc. and Todd Green, Cause No. 1:04-CV-2035-DFH-TAB (Southern District, Indiana) requesting, among other things, to vacate the arbitration award because it is contrary to applicable law and order a new arbitration proceeding. AWI and Green have filed a motion in opposition and a motion to confirm the arbitration award. On August 4, 2005, our application to vacate the arbitration award was denied and judgment was entered consistent with the award as set forth above. Adequate reserves have been established with respect to the judgment. The matter has been settled and the case dismissed.

     On October 8, 2003, a complaint was filed in the United States District Court for South Carolina, Greenville Division, Consolidated Insured Benefits, Inc. and Ronald F. English v. Conseco Medical Insurance Company, Cause No. 6:03-3211-20. Plaintiffs are a former Conseco Medical Insurance Company ("CMIC") field marketing organization and its president and chief executive officer, and they allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for fraud, negligent misrepresentation and breach of fiduciary duty. CMIC has filed a motion for summary judgment, and the court has enlarged the time for discovery to July 2006. The case will be set for trial in 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On January 31, 2003, a complaint was filed in the Circuit Court of Rock County, Wisconsin, School District of Beloit v. Conseco Life Insurance Company f/k/a Philadelphia Life Insurance Company, Daniel Boutelle, Combined Insurance Group, Inc., H.E.P. Administrators, Inc., and Beloit Memorial Hospital, Inc., Case No. 03-CV-134. A first amended complaint was filed on or about October 1, 2003, adding Sympson & Associates, Inc. and Reinsurance Consultants, LTD. The lawsuit involves two stop loss policies under which coverage was provided by Conseco Life to the School District of Beloit with respect to its employees' group health plan. The first amended complaint alleges among other things breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks $.8 million and $1.2 million in insurance benefits under the respective two stop loss policies plus interest and whatever further relief the court deems proper. Conseco Life has filed cross claims against all other defendants. On September 2, 2005, Conseco Life filed a motion for summary judgment. On October 6, 2005, the plaintiff filed a motion for summary judgment against Conseco Life. The case is set for jury trial on January 9, 2006. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., James S. Adams, Maxwell E. Bublitz, Ngaire E. Cuneo and David R. Decatur. The specific lawsuits now pending include: Hilbert v. Conseco, Case No. 03CH 15330 (Circuit Court, Cook County, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey
v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Stephen
C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Cuneo, et al., Case No. 1:04-CV-0929-DFH-WTL (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Inc. v. Adams, et al., Case No. 04 L 012974 (Circuit Court, Cook County, Illinois); Conseco Inc. v. Cuneo, et al., Case No. 04 C 7469 (Northern District, Illinois); Conseco Services v. Decatur, Case No. 29D02-0404-CC-000379 (Superior Court, Hamilton County, Indiana); Conseco, Inc.
v. Murray, Case No. 1:05-cv-01580-JDT-TAB (Southern District, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit court, Cook County, Illinois). David Decatur filed for bankruptcy on May 12, 2004, Case

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

No. 04-08772-JKC-11 (Southern District, Indiana). Maxwell E. Bublitz filed for bankruptcy on May 2, 2005, Case No. 05-08168-7 (Southern District, Indiana). James S. Adams filed for bankruptcy on July 29, 2005, Case No.
1:02-cv-1332-DFH-TAB (Southern District, Indiana).

     On October 20, 2004, in Conseco Services v. Hilbert, Conseco Services was granted partial final summary judgment in the amount of $62.7 million plus interest. Mr. Hilbert has appealed that ruling. The appeal has been fully briefed and argued and is awaiting decision by the Indiana Court of Appeals. Motions for summary judgment have been fully briefed in both Conseco Services v. Cuneo and Conseco, Inc. v. Cuneo. Argument on Conseco Services' summary judgment motion has been set for December 1, 2005.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At September 30, 2005, we estimated that approximately $38 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $17.3 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Cash flows from operating activities:
   Net income...........................................................................     $ 247.8            $ 208.4
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................       303.1              294.8
       Income taxes.....................................................................       168.1              127.4
       Insurance liabilities............................................................       281.2              239.4
       Accrual and amortization of investment income....................................        55.8              151.7
       Deferral of policy acquisition costs.............................................      (305.3)            (267.1)
       Net realized investment gains....................................................        (3.1)             (27.5)
       Net sales (purchases) of trading securities......................................       161.1               12.7
       (Gain) loss on extinguishment of debt............................................         3.4               (2.8)
       Other............................................................................        (3.0)              49.1
                                                                                             -------            -------

         Net cash provided by operating activities......................................     $ 909.1            $ 786.1
                                                                                             =======            =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................        $7.1            $  12.2
     Issuance of convertible preferred shares...........................................         -                 41.4

     At September 30, 2005, restricted cash consisted of: (i) $15.3 million held in an escrow account pursuant to a settlement with the SEC and the New York Attorney General concerning their joint investigation into market timing in variable annuities issued by a former subsidiary of Old Conseco; and (ii) $.1 million held in trust for the payment of bankruptcy-related professional fees.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at September 30, 2005, and the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products; and

     o regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          companies, such as the payment of dividends to us, regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products.

     Other factors and assumptions not identified above are also relevant to the forward-looking statements, and, if they prove incorrect, could also cause actual results to differ materially from those expected.

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

     We conduct our business operations through two primary operating segments, based primarily on the method of product distribution, and a third segment comprised of other businesses in run-off, as follows:

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

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold in prior years through independent agents and major medical insurance.

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

     In addition, our subsidiary, Conseco Life, has also been named as a defendant in multiple purported class actions and individual cases alleging, among other things, breach of contract, violation of California Business and Professions Code Section 17200, fraud and misrepresentation regarding a change made in 2003 and 2004 in the way cost of insurance charges and related monthly deductions were calculated for approximately 86,500 life insurance policies. In April 2005, a nationwide class was certified with respect to the breach of contract claim and, in California, a statewide class was certified for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing. These claims allege that the change to the calculation of cost of insurance charges allowed us to add $360 million to our balance sheet. They seek, among other things, an injunction that would require the reinstatement of the prior method for calculating monthly cost of insurance charges, and a refund of any additional charges that resulted from the change. In addition, a few state insurance departments are reviewing the change to the calculation of monthly deductions.

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

     While we cannot precisely quantify the damage to the Conseco brand caused by the negative publicity of our

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurer's products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our predecessor company's bankruptcy. This ratings decline was a primary factor in the decreased sales of our insurance products and the increased policyholder redemptions and lapses beginning in 2002. We also experienced increased agent attrition, which, in some cases, led us to increase commissions or sales incentives in an effort to retain them. These events hindered our ability to market our products and to recruit and retain agents, which, in turn, negatively impacted our financial results. The financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior Health Insurance Company, or "Conseco Senior") were upgraded in the second quarter of 2004 by A.M. Best, S&P and Moody's and again in the third quarter of 2004 by Moody's. The current financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)," "BB+" and "Ba1," respectively. The ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)," "CCC" and "Caa1," respectively. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest, respectively, of twenty-one possible ratings. The "Ba1" rating and the "Caa1" rating from Moody's are the eleventh and seventeenth highest of twenty-one possible ratings. While we or our subsidiaries have recently been assigned positive ratings outlooks by these agencies, most of our competitors have higher financial strength ratings and we believe it is critical for us to continue to improve our ratings to be competitive.

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

     Our Conseco Insurance Group segment has experienced declining sales as well as expense levels that exceed product pricing. We have implemented several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products, such as our specified disease products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel; and (iv) increasing retention rates on our more profitable blocks of inforce business. Our efforts to stabilize the profitability of the long-term care block of business in run-off sold through independent agents include premium rate increases, improved claim adjudication procedures and other actions. Many of our initiatives address issues resulting from the substantial number of acquisitions of our predecessor. Between 1982 and 1997, our predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. Our efforts involve improvements to our policy administration procedures and significant systems conversions, such as the elimination of duplicate processing systems for similar business. These initiatives may result in unforeseen expenses, complications or delays, and may be inadequate to address all issues. Conversions to new processing systems can result in valuation differences between the prior system and the new system. These differences have not been material to us in the past. Our planned conversions could result in such valuation adjustments, and there can be no assurance that the adjustments would not be material to future earnings. Further, some of these initiatives have only recently begun to be executed, and may not ultimately be successfully accomplished. While our future operating performance depends greatly on the success of these efforts, even if we successfully implement these measures, they alone may not sufficiently improve our results of operations.

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

     The benefit ratio for our long-term care products, included in the Other Business in Run-off segment, has increased in recent periods and was 99 percent during the nine months ended September 30, 2005. We will have to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected. During the first nine months of 2005, as well as 2004, 2003 and 2002, we received approvals for rate increases totaling $5 million, $48 million, $37 million and $44 million, respectively, relating to this long-term care business, which had approximately $380 million of collected premiums in 2004.

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

     On home health care policies issued in some areas of Florida and other states, payments made for the benefit of policyholders have exceeded premiums received by a significant margin. Substantially all of these policies were issued through independent agents by certain of our subsidiaries prior to their acquisitions by us in 1996 and 1997. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, which affects approximately 12,600 home health care policies issued in Florida by Conseco Senior and its predecessor companies. Pursuant to the order, Conseco Senior must offer the following three alternatives to holders of these policies:

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

We completed the process of notifying our home health care policyholders of these choices in the second quarter of 2005. Rate increases with respect to policyholder elections are expected to be implemented beginning in the fourth quarter of 2005.

     On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,800 home health care policies issued in Florida by one of our other insurance subsidiaries, Washington National Insurance Company and its predecessor companies ("Washington National"). We completed the process of notifying these policyholders of their choices in the third quarter of 2005. We expect to know the results of most policyholder elections in the fourth quarter of 2005. The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies issued in other states, subject to consideration and approval by other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in other states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

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

     The long-term care insurance businesses included in the Other Business in Run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of such business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have received necessary regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, these blocks experienced benefit ratios of 99 percent in the nine months ended September 30, 2005, 103 percent in 2004, 103 percent in the four months ended December 31, 2003, 170 percent in the eight months ended August 31, 2003, and 139 percent in 2002. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.

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

     Conseco, Inc. and CDOC, Inc., our wholly owned subsidiary and a guarantor under our Amended Credit Facility, are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt, including the debentures, and to pay administrative expenses and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of us or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to us and CDOC. In addition, we may need to contribute additional capital to improve the risk-based capital ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. Accordingly, this would limit the ability of CDOC and us to meet debt service requirements and satisfy other financial obligations.

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

     Any dividends in excess of these levels, as well as principal and interest payments on surplus debentures, require the approval of the director or commissioner of the applicable state insurance department. The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last two fiscal years (dollars in millions) and for the nine months ended September 30, 2005:

                                                                Nine months
                                                                    ended            Year ended December 31,
                                                                September 30,        ------------------------
                                                                    2005             2004                2003
                                                                    ----             ----                ----
       Dividends..............................................      $ -              $ 45.8              $4.5
       Surplus debenture interest, which for 2004 included
         $148.0 million related to prior years................       39.6             192.1               -
                                                                    -----            ------              ----

         Total paid...........................................      $39.6            $237.9              $4.5
                                                                    =====            ======              ====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our Amended Credit Facility contains various restrictive covenants and required financial ratios that limit our operating flexibility.

     As of September 30, 2005, we had $445.9 million principal amount of debt outstanding under our Amended Credit Facility. The Amended Credit Facility imposes a number of covenants and financial ratios as defined in the Amended Credit Facility that we must meet or maintain, including: (i) a debt to total capitalization ratio; (ii) an interest coverage ratio; (iii) an aggregate risk-based capital ratio; and (iv) a combined statutory capital and surplus level. At September 30, 2005, we were in compliance with all of the Amended Credit Facility's covenants and financial ratios. Although our forecasts indicate we will meet and/or maintain all of the Amended Credit Facility's covenants and financial ratios, our ability to do so may be affected by events beyond our control.

     Our Amended Credit Facility also imposes restrictions that limit our flexibility to plan for and react to changes in the economy and industry, thereby increasing our vulnerability to adverse economic and industry conditions. These restrictions include limitations on our ability to: (i) incur additional indebtedness; (ii) transfer or sell assets; (iii) enter into mergers or other business combinations; (iv) pay cash dividends or repurchase stock; and
(v) make investments and capital expenditures.

     S&P and Moody's have assigned ratings on our senior secured debt of "BB- (Marginal)" and "B2 (Poor)," respectively. In S&P's view, an obligation rated "BB-" is less vulnerable to nonpayment than other speculative issues, but faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. S&P has a total of twenty-two separate categories rating senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)." A "BB-" rating is the thirteenth highest rating. In Moody's view, an obligation rated "B" generally lacks characteristics of a desirable investment, and any assurance of interest or principal payments or of maintenance of other terms of the contract over any long period of time may be small. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)." A "B2" rating is the fifteenth highest rating. If we were to require additional capital, either to refinance our existing indebtedness or to help fund future growth, our current senior debt ratings could restrict our access to such capital.

     Our net income and revenues will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At September 30, 2005, approximately 18 percent of our total insurance liabilities, or approximately $4.5 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The value of our investment portfolio is subject to numerous factors, which are difficult to predict, and are, in many instances, beyond our control. These factors include, but are not limited to, the following:

     o Changes in interest rates can reduce the value of our investments. Actively managed fixed maturity investments comprised 88 percent of our total investments as of September 30, 2005. An increase in interest rates of 10 percent could reduce the value of our actively managed fixed maturity investments and short-term investments, net of corresponding changes in insurance acquisition costs, by approximately $725 million, in the absence of other factors.

     o Our actively managed fixed maturity investments are subject to a risk regarding the ability of the issuers to make timely repayments of the securities. This risk is significantly greater with respect to below-investment grade securities, which comprised 3.4 percent of our actively managed fixed maturity investments as of September 30, 2005. We have sustained substantial credit-related investment losses in recent periods when a number of large, highly leveraged issuers experienced significant financial difficulties. For example, we have recognized other-than-temporary declines in value on several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical Corporation, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $4.1 million in the first nine months of 2005; $18.1 million in 2004; $9.6 million in the four months ended December 31, 2003; $51.3 million in the eight months ended August 31, 2003; and $556.8 million in 2002.

     In order to reduce our exposure to similar credit losses, we have taken a number of specific steps, including:

     o reducing the percentage of below-investment grade fixed maturity investments from 5.9 percent at December 31, 2001, to 3.4 percent at September 30, 2005;

     o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          risks; and

     o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     Our structured security investments, which comprised 27 percent of our actively managed fixed maturity investments at September 30, 2005, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums and the inability to reinvest at comparable yields in lower interest rate environments.

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

     Our profitability is directly affected by fluctuating interest rates. While we monitor the interest rate environment and have previously employed hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of September 30, 2005, approximately 42 percent of our insurance liabilities were subject to interest rates that may be reset annually; 46 percent had a fixed explicit interest rate for the duration of the contract; 8 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At September 30, 2005, the duration of our fixed maturity securities was approximately 6.9 years, and the duration of our insurance liabilities was approximately 7.4 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $725 million if interest rates were to increase by 10 percent from rates as of September 30, 2005. This compares to a decline in fair value of $630 million based on amounts and rates at December 31, 2004. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

can vary over time.

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

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of September 30, 2005, our reinsurance receivables totaled $886.0 million. Our ceded life insurance inforce totaled $18.3 billion. Our seven largest reinsurers accounted for 84 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     We manage our business through the following: two primary operating segments, Bankers Life and Conseco Insurance Group, which are defined on the basis of product distribution; a third segment comprised of other businesses in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses. The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                   --------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Income (loss) before net realized investment gains (losses), net of relatedamortization, and income taxes
   (a non-GAAP measure) (a):
    Bankers Life..............................................     $ 60.4         $ 55.8       $187.6            $ 165.9
    Conseco Insurance Group...................................       67.1           67.6        197.6              196.7
    Other Business in Run-off.................................       16.4           16.5         59.3               47.0
    Corporate operations......................................      (16.9)         (34.8)       (60.3)            (101.4)
                                                                   ------         ------       ------            -------

                                                                    127.0          105.1        384.2              308.2
                                                                   ------         ------       ------            -------
Net realized investment gains (losses), net of related
   amortization:
    Bankers Life..............................................       (2.5)          (1.6)         (.1)               9.8
    Conseco Insurance Group...................................       (2.8)            .4          1.5                6.1
    Other Business in Run-off.................................        (.3)           1.0          4.2                2.8
    Corporate operations......................................        -              -           (1.3)              (2.8)
                                                                   ------         ------       ------            -------

                                                                     (5.6)           (.2)         4.3               15.9
                                                                   ------         ------       ------            -------
Income (loss) before income taxes:
    Bankers Life..............................................       57.9           54.2        187.5              175.7
    Conseco Insurance Group...................................       64.3           68.0        199.1              202.8
    Other Business in Run-off.................................       16.1           17.5         63.5               49.8
    Corporate operations......................................      (16.9)         (34.8)       (61.6)            (104.2)
                                                                   ------         ------       ------            -------

       Income before income taxes.............................     $121.4         $104.9       $388.5            $ 324.1
                                                                   ======         ======       ======            =======

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

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force and direct response marketing, and through our Conseco Insurance Group segment, which utilizes professional independent producers. Our Other Business in Run-off segment consists of: (i) long-term care products sold in prior years through independent agents; (ii) small group and individual major medical business which we stopped renewing in 2001; and (iii) other group major medical business which we no longer market. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------        ------------------------
                                                                    2005           2004        2005                2004
                                                                    ----           ----        ----                ----
Premium collections:
     Annuities................................................   $  226.7       $  254.2     $  687.0           $  661.9
     Supplemental health......................................      302.9          294.3        921.0              890.6
     Life.....................................................       65.8           46.4        170.1              130.5
                                                                 --------       --------     --------           --------

       Total collections......................................   $  595.4       $  594.9     $1,778.1           $1,683.0
                                                                 ========       ========     ========           ========

Average liabilities for insurance products:
       Annuities:
         Mortality based......................................   $  357.9       $  357.7     $  356.2           $  357.1
         Equity-indexed.......................................      326.3          278.4        312.4              272.2
         Deposit based........................................    4,147.3        3,569.4      4,037.1            3,421.2
       Health.................................................    3,091.8        2,832.6      3,028.0            2,772.7
       Life:
         Interest sensitive...................................      356.7          336.4        351.2              333.1
         Non-interest sensitive...............................      754.9          748.1        747.0              751.9
                                                                 --------       --------     --------           --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.................   $9,034.9       $8,122.6     $8,831.9           $7,908.2
                                                                 ========       ========     ========           ========

Revenues:
     Insurance policy income..................................   $  387.8       $  355.3     $1,120.7           $1,047.0
     Net investment income:
       General account invested assets........................      123.4          108.0        360.7              309.7
       Equity-indexed products based on the change
         in value of options..................................        1.3           (2.9)        (2.5)              (2.0)
       Trading account income related to policyholder
         and reinsurer accounts...............................       (7.0)           9.7         (4.2)               2.8
       Change in value of embedded derivatives
         related to modified coinsurance agreements...........        7.0           (9.7)         4.2               (2.8)
     Fee revenue and other income.............................         .3             .1           .7                 .6
                                                                 --------       --------     --------           --------

         Total revenues.......................................      512.8          460.5      1,479.6            1,355.3
                                                                 --------       --------     --------           --------

Expenses:
     Insurance policy benefits................................      312.5          281.6        904.4              820.9
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below...............       42.7           37.8        122.9              109.7
       Equity-indexed products based on the change
         in value of indices..................................        2.2           (1.3)          .7                2.2
     Amortization related to operations.......................       54.5           44.7        146.3              134.0
     Interest expense on investment borrowings................         .2             .6          1.7                1.7
     Other operating costs and expenses.......................       40.3           41.3        116.0              120.9
                                                                 --------       --------     --------           --------

         Total expenses.......................................      452.4          404.7      1,292.0            1,189.4
                                                                 --------       --------     --------           --------

Income before net realized investment gains (losses), net
   of related amortization, and income taxes..................       60.4           55.8        187.6              165.9
                                                                 --------       --------     --------           --------

     Net realized investment gains (losses)...................       (3.1)           2.5          (.6)              13.9
     Amortization related to net realized
       investment gains (losses)..............................         .6           (4.1)          .5               (4.1)
                                                                 --------       --------     --------           --------

         Net realized investment gains (losses),
           net of related amortization........................       (2.5)          (1.6)         (.1)               9.8
                                                                 --------       --------     --------           --------

Income before income taxes....................................   $   57.9       $   54.2     $  187.5           $  175.7
                                                                 ========       ========     ========           ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits...............................    $251.9        $235.5          $748.4            $691.6
       Benefit ratio (a).......................................      81.8%         78.7%           81.3%             77.6%

     Medicare supplement:
       Insurance policy benefits...............................    $117.4        $112.4          $353.7            $329.6
       Benefit ratio (a).......................................      71.8%         70.2%           72.0%             68.3%

     Long-term care:
       Insurance policy benefits...............................    $132.6        $120.3          $389.2            $355.3
       Benefit ratio (a).......................................      93.9%         89.1%           92.7%             89.2%
       Interest-adjusted benefit ratio (b).....................      65.1%         62.0%           64.4%             62.4%

     Other:
       Insurance policy benefits...............................      $1.9          $2.8            $5.5              $6.7
       Benefit ratio (a).......................................      61.4%         68.6%           59.1%             68.4%

----------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $40.7 million and $36.6 million in the three months ended September 30, 2005 and 2004, respectively and $118.9 million and $106.6 million in the nine months ended September 30, 2005 and 2004, respectively.

     Total premium collections in the third quarter of 2005 were comparable to the same period in 2004 and were $1,778.1 million in the first nine months of 2005, up 5.7 percent from 2004. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.0 billion in the third quarter of 2005, up 11 percent from 2004. Average liabilities for insurance products, net of reinsurance ceded, were $8.8 billion in the first nine months of 2005, up 12 percent from 2004. The increase in such liabilities was primarily due to increases in annuity reserves resulting from higher sales of these products in recent periods.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $123.4 million in the third quarter of 2005, up 14 percent from 2004 and was $360.7 million in the first nine months of 2005, up 16 percent from 2004. The average balance of general account invested assets was $8.7 billion and $7.8 billion in the third quarters of 2005 and 2004, respectively. The average yield on these assets was 5.7 percent and 5.5 percent in the third quarters of 2005 and 2004, respectively. The average balance of general account invested assets was $8.5 billion and $7.5 billion in the first nine months of 2005 and 2004, respectively. The average yield on these assets was 5.6 percent and 5.5 percent

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in the first nine months of 2005 and 2004, respectively. The increase in general account invested assets is primarily due to increased sales of our annuity products in recent periods. The increase in yield reflects income of $1.9 million ($.9 million in the third quarter of 2005) for investments (which had a par value in excess of the cost basis) which were called or prepaid during the first nine months of 2005.

     Net investment income related to equity-indexed products based on the change in value of the options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs attributable to benefits provided were $1.9 million and $1.3 million in the third quarters of 2005 and 2004, respectively, and $5.6 million and $4.9 million in the first nine months of 2005 and 2004, respectively. These costs are reflected in net investment income. Investment income (loss) related to equity-indexed products before these costs was $3.2 million and $(1.6) million in the third quarters of 2005 and 2004, respectively; and $3.1 million and $2.9 million in the first nine months of 2005 and 2004, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes), after three years, of not less than 65 percent on individual products and not less than 75 percent on group products. The benefit ratio experienced in the first nine months of 2005 reflected a $2.3 million claim reserve deficiency (net of a $.2 million redundancy in the third quarter of 2005) resulting from the ultimate development of reserves at December 31, 2004 as well as a higher level of paid claims compared to the first nine months of 2004. The benefit ratio in the first nine months of 2004 was favorably impacted by positive developments of $3.8 million from insurance liabilities established in prior periods.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserve is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous products which had lower pricing assumptions. To date, these new products have been approved by the regulatory authorities in 46 states. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 65.1 percent and 62.0 percent in the third quarters of 2005 and 2004, respectively, and 64.4 percent and 62.4 percent in the first nine months of 2005 and 2004, respectively. During the second quarter of 2005, we made certain adjustments to the assumptions we use to calculate insurance liabilities for future long-term care benefits, resulting in a net reduction to insurance liabilities of $6.4 million. The primary change related to policies that provide for increased benefits to reflect inflation. Our previous assumptions had reflected the increased projected benefit costs for the inflation benefit in insurance

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

liabilities at the time of billing immediately prior to the policy anniversary date which was earlier than the actual terms of the policy. Our new method calculates the increased projected benefit costs on the policy anniversary date which is in accordance with the actual terms of the policy.

     The benefit ratios on our other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $42.7 million in the third quarter of 2005, up 13 percent from 2004 and were $122.9 million in the first nine months of 2005, up 12 percent from 2004. The increase is primarily due to increases in annuity reserves (due to higher sales of these products in recent periods) partially offset by decreases in average crediting rates. The weighted average crediting rates for these products were 3.8 percent and 3.9 percent in the third quarters of 2005 and 2004, respectively, and 3.7 percent and 3.9 percent in the first nine months of 2005 and 2004, respectively.

     Amounts added to equity-indexed products based on the change in value of the indices correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $54.5 million and $44.7 million in the third quarters of 2005 and 2004, respectively, and $146.3 million and $134.0 million in the first nine months of 2005 and 2004, respectively. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. In addition, during the third quarter of 2005, we recognized additional amortization expense of $4.4 million to reflect revisions to our calculations related to prior period amounts. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Interest expense on investment borrowings fluctuates with our investment borrowing activities and the interest rates thereon. During the third quarter of 2005, the market spread on these transactions declined to a level at which our continued participation in these transactions was not profitable. As a result, these transactions were terminated. Average investment borrowings in our Bankers Life segment were $91.0 million and $183.7 million during the first nine months of 2005 and 2004, respectively. The weighted average interest rates on such borrowings were 2.4 percent and 1.3 percent during the first nine months of 2005 and 2004, respectively.

     Other operating costs and expenses in our Bankers Life segment were $40.3 million in the third quarter of 2005, down 2.4 percent from 2004 and were $116.0 million in the first nine months of 2005, down 4.1 percent from 2004. The decreases were due primarily to lower maintenance expenses reflecting our cost reduction initiatives, partially offset by higher advertising expenses in our direct response marketing channel.

     Net realized investment gains (losses) fluctuated each period. During the first nine months of 2005, net realized investment losses in this segment included $.6 million of net losses from the sales of investments (primarily fixed maturities). During the first nine months of 2004, net realized investment gains in this segment included $17.9 million of net gains from the sales of investments (primarily fixed maturities), net of $4.0 million of writedowns of fixed maturities, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.6) million and $4.1 million in the third quarters of 2005 and 2004, respectively, and $(.5) million and $4.1 million in the first nine months of 2005 and 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Premium collections:
     Annuities..................................................   $    43.3 $       16.1       $    96.7       $    45.4
     Supplemental health........................................       160.2        180.3           500.8           553.0
     Life.......................................................        86.0         93.7           258.7           285.7
                                                                   ---------    ---------       ---------       ---------

       Total collections........................................   $   289.5    $   290.1       $   856.2       $   884.1
                                                                   =========    =========       =========       =========

Average liabilities for insurance products:
     Annuities:
       Mortality based..........................................   $   264.6    $   238.4       $   277.1       $   239.5
       Equity-indexed...........................................     1,330.4      1,463.1         1,362.1         1,502.3
       Deposit based............................................     3,426.0      3,752.1         3,503.0         3,829.2
       Separate accounts and investment trust liabilities.......        30.0         32.7            30.9            34.4
     Health.....................................................     2,374.1      2,333.2         2,374.3         2,323.2
     Life:
       Interest sensitive.......................................     3,116.2      3,223.2         3,128.3         3,273.4
       Non-interest sensitive...................................     1,422.0      1,443.5         1,427.1         1,448.2
                                                                   ---------    ---------       ---------       ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded.............................   $11,963.3    $12,486.2       $12,102.8       $12,650.2
                                                                   =========    =========       =========       =========

Revenues:
   Insurance policy income......................................   $   266.8  $     284.2       $   808.8          $873.9
   Net investment income:
     General account invested assets............................       186.4        179.0           543.1           526.0
     Equity-indexed products....................................         2.8         (5.7)          (14.9)           (5.3)
     Trading account income related to policyholder and
       reinsurer accounts.......................................        (1.0)         1.5            (3.4)            (.2)
     Change in value of embedded derivatives related to
       modified coinsurance agreements..........................         2.3         (2.7)            1.3            (1.4)
   Fee revenue and other income.................................          .5          1.0             1.6             4.3
                                                                   ---------    ---------       ---------       ---------

       Total revenues...........................................       457.8        457.3         1,336.5         1,397.3
                                                                   ---------    ---------       ---------       ---------

Expenses:
   Insurance policy benefits....................................       203.1        204.2           608.6           635.4
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below............................        64.3         64.6           193.2           196.3
     Equity-indexed products....................................         9.8          5.2             5.0            16.6
   Amortization related to operations...........................        43.8         36.9           124.5           113.2
   Interest expense on investment borrowings....................          .6          1.3             4.8             3.4
   Other operating costs and expenses...........................        69.1         77.5           202.8           235.7
                                                                   ---------    ---------       ---------       ---------

       Total expenses...........................................       390.7        389.7         1,138.9         1,200.6
                                                                   ---------    ---------       ---------       ---------

Income before net realized investment gains (losses),
   net of related amortization, and income taxes................        67.1         67.6           197.6           196.7
                                                                   ---------    ---------       ---------       ---------

   Net realized investment gains (losses).......................        (3.0)         2.5              .8            13.6
   Amortization related to net realized investment
     gains (losses).............................................          .2         (2.1)             .7            (7.5)
                                                                   ---------    ---------       ---------       ---------

       Net realized investment gains (losses),
         net of related amortization............................        (2.8)          .4             1.5             6.1
                                                                   ---------    ---------       ---------       ---------

Income before income taxes......................................   $    64.3    $    68.0       $   199.1       $   202.8
                                                                   =========    =========       =========       =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits................................     $115.3       $127.3          $347.3           $374.0
       Benefit ratio (a)........................................       69.0%        69.9%           68.2%            66.5%

     Medicare supplement:
       Insurance policy benefits................................      $45.3        $55.4          $137.2           $173.2
       Benefit ratio (a)........................................       60.9%        63.4%           59.6%            62.4%

     Specified disease:
       Insurance policy benefits................................      $67.7        $70.3          $202.2           $192.4
       Benefit ratio (a)........................................       75.8%        77.0%           75.1%            70.5%
       Interest-adjusted benefit ratio (b)......................       44.5%        47.9%           44.1%            41.3%

     Other:
       Insurance policy benefits................................       $2.3         $1.6            $7.9             $8.4
       Benefit ratio(a).........................................       64.5%        45.7%           77.8%            69.6%

-------------

(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $28.0 million and $26.6 million in the three months ended September 30, 2005 and 2004, respectively, and $83.5 million and $79.6 million in the nine months ended September 30, 2005 and 2004, respectively.

     Collections on insurance products were $289.5 million in the third quarter of 2005, down .2 percent from 2004 and were $856.2 million in the first nine months of 2005, down 3.2 percent from 2004. This decrease was primarily due to lower premiums collected from our Medicare supplement products. During the remainder of 2005, we expect to increase our annuity sales efforts and to continue to emphasize the sale of specified disease and Medicare supplement insurance products. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $12.0 billion in the third quarter of 2005, down 4.2 percent from 2004. Average liabilities for insurance products, net of reinsurance ceded, were $12.1 billion in the first nine months of 2005, down 4.3 percent from 2004. This decrease was primarily due to policyholder redemptions and lapses exceeding new sales.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $186.4 million in the third quarter of 2005, up 4.1 percent from 2004 and was $543.1 million in the first nine months of 2005, up 3.3 percent from 2004. The average balance of general account invested assets was $11.9 billion and $12.5 billion in the third quarters of 2005 and 2004, respectively. The average yield on these assets was
6.2 percent and 5.7 percent in

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

the third quarters of 2005 and 2004, respectively. The average balance of general account invested assets was $12.2 billion and $12.5 billion in the first nine months of 2005 and 2004, respectively. The average yield on these assets was 6.0 percent and 5.6 percent in the first nine months of 2005 and 2004, respectively. The increase in yield reflects income of $17.5 million ($10.5 million in the third quarter of 2005) for investments (which had a par value in excess of the cost basis) which were called or prepaid during the first nine months of 2005. This additional investment income was partially offset by approximately $7.3 million ($5.0 million in the third quarter of 2005) of additional amortization expense in the first nine months of 2005 to reflect the higher resulting gross profits for universal life and investment-type products.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs that are attributable to benefits provided were $8.5 million and $9.3 million in the third quarters of 2005 and 2004, respectively and $25.3 million and $28.9 million in the first nine months of 2005 and 2004, respectively. These costs are reflected in net investment income. Net investment income (loss) related to equity-indexed products before these costs was $13.9 million and $(6.1) million in the third quarters of 2005 and 2004, respectively, and $13.9 million and $17.4 million in the first nine months of 2005 and 2004, respectively. Such amounts also include income on trading security accounts which are designed to act as a hedge for embedded derivatives related to the equity indexed products. Such trading account income (loss) was $(2.6) million and $9.7 million in the third quarters of 2005 and 2004, respectively, and $(3.5) million and $6.2 million in the first nine months of 2005 and 2004, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading security accounts, which are designed to act as hedges for embedded derivatives related to certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy. The income on our trading account securities is designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) certain amounts included in insurance policy benefits.

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

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. In addition, the benefit ratio for the 2005 periods reflects unfavorable claim experience. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The loss ratio in this block of business is affected by the number of policies which surrender in a period. When policies surrender before reaching the specified age when the return of premium is payable, the reserve established for such benefit through the surrender date is released, resulting in lower insurance policy benefits for the period. In the third quarter of 2004, we changed the criteria pursuant to which we consider a specified disease policy to be lapsed. Although our specified disease policies generally may be lapsed for non-payment of premiums after being delinquent for 90 days, policyholders are permitted to reinstate their coverage by paying past due premiums prior to our final lapse notice. In addition, timing differences and delays in billing, receipt and processing of premiums can affect whether a policy has, in fact, lapsed. We revised our previous methodology of determining which policies have lapsed to consider the fact that many policyholders whose payments are delinquent past their grace periods may, in fact, reinstate their coverage through payment of past due premiums. These changes resulted in an increase to reserves of approximately $6 million in the third quarter of 2004. The effect of variances in lapse rates from our expectations are partially offset by reduced amortization of insurance acquisition costs of $2.2 million in the third quarter of 2004.

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

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $64.3 million in the third quarter of 2005, down slightly from 2004 and were $193.2 million in the first nine months of 2005, down 1.6 percent from 2004. During the second quarter of 2004, we experienced high surrenders of certain life products, which resulted in a release of amounts previously added to policyholder account balances of $3.9 million. The fluctuations are primarily due to a smaller block of annuity business inforce. The weighted average crediting rate for these products was approximately 4 percent in both the first nine months of 2005 and 2004.

     Amounts added to equity-indexed products correspond to the related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. The rate increases implemented in early 2005 and 2004 on our Medicare supplement products resulted in higher lapses than we anticipated. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense in the 2005 periods. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     During the second quarter of 2004, we evaluated certain amortization assumptions used to estimate gross profits for universal life products and investment-type products by comparing them to our actual experience. We made refinements to the previous assumptions related to investment income to match the actual experience and our estimates for future assumptions. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect the profits to emerge over time. These new assumptions resulted in a retroactive reduction to the amortization of insurance acquisition costs of $7.7 million in the second quarter of 2004.

     Interest expense on investment borrowings fluctuates with Conseco Insurance Group's investment borrowing activities and the interest rates thereon. During the third quarter of 2005, the market spread on these transactions declined to a level at which our continued participation in these transactions was not profitable. As a result, these transactions were

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

terminated. Average investment borrowings were $216.5 million and $335.3 million during the first nine months of 2005 and 2004, respectively. The weighted average interest rates on such borrowings were 2.9 percent and 1.3 percent during the first nine months of 2005 and 2004, respectively.

     Other operating costs and expenses were $69.1 million in the third quarter of 2005, down 11 percent from 2004 and were $202.8 million in the first nine months of 2005, down 14 percent from 2004. These decreases are primarily due to lower commission expenses resulting from lower premium collections and lower compensation costs reflecting our cost reduction initiatives. Operating expenses in the first nine months of 2005 and 2004 reflected reductions related to expense recoveries associated with the Predecessor's bankruptcy of $7.6 million and $8.0 million, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first nine months of 2005, net realized investment gains included $3.6 million of net gains from the sales of investments (primarily fixed maturities), net of $2.8 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first nine months of 2004, net realized investment gains included $23.9 million of net gains from the sales of investments (primarily fixed maturities), net of $10.3 million of writedowns of fixed maturities, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) represents the increases or decreases in amortization which result from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.2) million and $2.1 million in the third quarters of 2005 and 2004, respectively, and $(.7) million and $7.5 million in the first nine months of 2005 and 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Premium collections:
     Long-term care..........................................    $   86.4       $   92.7      $  266.4           $  283.4
     Major medical...........................................          .7            3.6           2.0               15.0
                                                                 --------       --------      --------           --------

          Total collections..................................    $   87.1       $   96.3      $  268.4           $  298.4
                                                                 ========       ========      ========           ========

Average liabilities for insurance products:
     Long-term care..........................................    $3,285.2       $3,277.5      $3,297.4           $3,284.5
     Major medical...........................................        37.8           71.4          44.9               77.4
                                                                 --------       --------      --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded.......................    $3,323.0       $3,348.9      $3,342.3           $3,361.9
                                                                 ========       ========      ========           ========

Revenues:
     Insurance policy income.................................    $   91.1       $   98.3      $  272.4           $  302.3
     Net investment income on general account invested
       assets................................................        45.4           41.8         133.4              123.0
     Fee revenue and other income............................          .1             .1            .4                 .6
                                                                 --------       --------      --------           --------

         Total revenues......................................       136.6          140.2         406.2              425.9
                                                                 --------       --------      --------           --------

Expenses:
     Insurance policy benefits...............................        90.6           96.3         264.8              293.5
     Amortization related to operations......................         7.5            4.1          18.1               13.6
     Interest expense on investment borrowings...............         -              -             -                   .1
     Other operating costs and expenses......................        22.1           23.3          64.0               71.7
                                                                 --------       --------      --------           --------

         Total expenses......................................       120.2          123.7         346.9              378.9
                                                                 --------       --------      --------           --------

         Income before net realized investment gains
           (losses) and income taxes.........................        16.4           16.5          59.3               47.0
                                                                 --------       --------      --------           --------

     Net realized investment gains (losses)..................         (.3)           1.0           4.2                2.8
                                                                 --------       --------      --------           --------

         Income before income taxes..........................    $   16.1       $   17.5      $   63.5           $   49.8
                                                                 ========       ========      ========           ========

Health benefit ratios:
       Insurance policy benefits.............................       $90.6          $96.3        $264.8             $293.5
       Benefit ratio (a).....................................        99.5%          97.9%         97.2%              97.1%
       Interest-adjusted benefit ratio (b)...................        50.5%          56.5%         49.1%              57.4%

-----------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing such insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $44.7 million and $40.8 million in the three months ended September 30, 2005 and 2004, respectively, and $131.1 million and $119.8 million in the nine months ended September 30, 2005 and 2004, respectively.

     Total premium collections were $87.1 million in the third quarter of 2005, down 9.6 percent from 2004 and were $268.4 million in the first nine months of 2005, down 10 percent from 2004, because we have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities of insurance products, net of reinsurance ceded were $3.3 billion in the third quarter of 2005, down .8 percent from 2004. Average liabilities for insurance products, net of reinsurance ceded, were $3.3 billion in the first nine months of 2005, down .6 percent from 2004.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $45.4 million in the third quarter of 2005, up 8.6 percent from 2004 and was $133.4 million in the first nine months of 2005, up 8.5 percent from 2004. The average balance of general account invested assets was $2.9 billion and $3.0 billion in the third quarters of 2005 and 2004, respectively. The average yield on these assets was
6.2 percent and 5.6 percent in the third quarters of 2005 and 2004, respectively. The average balance of general account invested assets was $3.0 billion in both the first nine months of 2005 and 2004, respectively. The average yield on these assets was 6.0 percent and 5.5 percent in the first nine months of 2005 and 2004, respectively. The increase in yield was primarily due to: (i) lengthening the duration of this portfolio to better match the duration of the related insurance liabilities; and (ii) income of $2.8 million ($2.1 million in the third quarter of 2005) for investments (which had a par value in excess of the cost basis) which were called or prepaid during the first nine months of 2005.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to benefit ratios in the blocks of long-term care business included in this segment. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income.

     This segment includes long-term care insurance inforce, substantially all of which was issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In particular, we have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in our high benefit ratios. We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. Since mid-2004, we have been actively managing our long-term care cases under improved claim adjudication processes. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, that affected approximately 12,600 home health care policies issued in Florida by Conseco Senior and its predecessor companies. Pursuant to the order, Conseco Senior must offer the following three alternatives to holders of these policies:

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

We completed the process of notifying our home health care policyholders of these choices in the second quarter of 2005. Rate increases with respect to policyholder elections are expected to be implemented beginning in the fourth quarter of 2005.

     On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,800

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

home health care policies issued in Florida by our subsidiary, Washington National and its predecessor companies. We completed the process of notifying these policyholders of their choices in the third quarter of 2005. We expect to know the results of most policyholder elections in the fourth quarter of 2005. The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies in other states, subject to consideration and approval by the other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in those states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     We believe our actions to seek rate increases and to improve our claims adjudication processes are resulting in improved benefit ratios on this business. Our benefit ratios for the 2004 periods reflect: (i) unfavorable claims experience on our long-term care products; partially offset by (ii) the elimination of reserve redundancies of $1.5 million in the third quarter of 2004 ($11.5 million in the first nine months of 2004) related to our discontinued major medical business.

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

     Other operating costs and expenses were $22.1 million in the third quarter of 2005, down 5.2 percent from 2004 and were $64.0 million in the first nine months of 2005, down 11 percent from 2004. The decrease reflects our initiatives to reduce operating expenses and improve the efficiency of our operations.

     Net realized investment gains fluctuated each period. During the nine months ended September 30, 2005, net realized investment gains included $4.2 million of net gains from the sales of investments (primarily fixed maturities). During the first nine months of 2004, net realized investment gains included $3.4 million of net gains from the sales of investments (primarily fixed maturities), net of a writedown of $.6 million related to an investment with a fair value decline that we concluded was other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------
Corporate (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Corporate operations:
    Interest expense on corporate debt........................     $(12.1)        $(11.0)       $(37.2)          $ (59.9)
    Net investment income ....................................        1.7             .9           5.5               1.4
    Fee revenue and other income..............................       11.0            4.0          17.3              11.6
    Gain (loss) on extinguishment of debt.....................       (3.7)           -            (3.7)              2.8
    Other operating costs and expenses........................      (13.8)         (28.7)        (42.2)            (57.3)
                                                                   ------         ------        ------           -------

      Loss before net realized investment losses
        and income taxes......................................      (16.9)         (34.8)        (60.3)           (101.4)
    Net realized investment losses............................        -              -            (1.3)             (2.8)
                                                                   ------         ------        ------           -------

      Loss before income taxes................................     $(16.9)        $(34.8)       $(61.6)          $(104.2)
                                                                   ======         ======        ======           =======

     Interest expense on corporate debt decreased in the first nine months of 2005 primarily due to the refinancing of our $1.3 billion credit agreement (the "Previous Credit Facility") in the second quarter of 2004 which decreased our corporate debt and provided more favorable interest rate terms. Interest expense on corporate debt increased in the third quarter of 2005, as compared to the same period in 2004, due to a higher average interest rate on our outstanding debt. The average interest rate on our debt was 5.9 percent and 5.3 percent in the third quarters of 2005 and 2004, respectively. Our interest expense in the third quarter of 2005 was also impacted by the issuance of the Debentures and our Amended Credit Facility which are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $769.1 million and $1.0 billion during the first nine months of 2005 and 2004, respectively. The average interest rate on our debt was 6.2 percent and 7.1 percent during the first nine months of 2005 and 2004, respectively.

     Investment income primarily included income earned on short-term investments held by the Corporate segment.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. During the third quarter of 2005, our wholly owned investment management subsidiary recognized a performance-based fee of $8.1 million earned in conjunction with its management of a $510 million portfolio of loans for an issuer of structured securities. This portfolio was liquidated and the related securities were redeemed on September 1, 2005, resulting in the receipt of this fee which was largely based on the market value of the managed loan portfolio at the redemption date. Excluding such performance-based fee, fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

     Gain (loss) on extinguishment of debt of ($3.7) million in the three and nine months ended September 30, 2005, resulted from the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the Amended Credit Facility. The gain on extinguishment of debt of $2.8 million in the nine months ended September 30, 2004, resulted from the repayment of our Previous Credit Facility. The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate from quarter to quarter as a result of expenses such as consulting, legal and severance costs which often do not occur ratably throughout the year. General corporate expenses included severance expense of $2.4 million and $.4 million in the third quarters of 2005 and 2004, respectively, and $3.2 million and $7.2 million in the first nine months of 2005 and 2004, respectively. Also, in the third quarter of 2004, we incurred expenses of $13.5 million related to the termination of a former chief executive officer and the hiring of a new chief executive officer.

     Net realized investment losses in the first nine months of 2005 and 2004 included a writedown of $1.3 million and $2.9 million, respectively, due to an other-than-temporary decline in value of certain investments.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         ---------------------
                                                                    2005           2004         2005             2004
                                                                    ----           ----         ----             ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)...............................     $ 29.7         $ 13.4      $   69.8       $   27.3
                                                                    ------         ------      --------       --------

     Other fixed (first-year)..................................      197.0          240.5         614.9          633.3
     Other fixed (renewal).....................................        -               .3           2.3            1.3
                                                                    ------         ------      --------       --------
       Subtotal - other fixed annuities........................      197.0          240.8         617.2          634.6
                                                                    ------         ------      --------       --------

       Total annuities.........................................      226.7          254.2         687.0          661.9
                                                                    ------         ------      --------       --------

   Supplemental health:
     Medicare supplement (first-year)..........................       18.2           17.4          53.5           51.5
     Medicare supplement (renewal).............................      140.9          138.6         435.2          427.6
                                                                    ------         ------      --------       --------
       Subtotal - Medicare supplement..........................      159.1          156.0         488.7          479.1
                                                                    ------         ------      --------       --------
     Long-term care (first-year)...............................       15.9           17.7          50.1           52.4
     Long-term care (renewal)..................................      124.9          117.6         373.0          349.7
                                                                    ------         ------      --------       --------
       Subtotal - long-term care...............................      140.8          135.3         423.1          402.1
                                                                    ------         ------      --------       --------
     Other health (first-year).................................         .3             .2            .8             .7
     Other health (renewal)....................................        2.7            2.8           8.4            8.7
                                                                    ------         ------      --------       --------
       Subtotal - other health.................................        3.0            3.0           9.2            9.4
                                                                    ------         ------      --------       --------

       Total supplemental health...............................      302.9          294.3         921.0          890.6
                                                                    ------         ------      --------       --------

   Life insurance:
     First-year................................................       27.4           12.5          66.5           36.3
     Renewal...................................................       38.4           33.9         103.6           94.2
                                                                    ------         ------      --------       --------

       Total life insurance....................................       65.8           46.4         170.1          130.5
                                                                    ------         ------      --------       --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products......................................      288.5          301.7         855.6          801.5
     Total renewal premium collections on
       insurance products......................................      306.9          293.2         922.5          881.5
                                                                    ------         ------      --------       --------

       Total collections on insurance products.................     $595.4         $594.9      $1,778.1       $1,683.0
                                                                    ======         ======      ========       ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections from career agents decreased 11 percent, to $226.7 million, in the third quarter of 2005, and increased 3.8 percent, to $687.0 million, in the first nine months of 2005, as compared to the same periods in 2004. The sales of these products in 2005 and 2004 have generally benefited from the low rates credited on competing products in the marketplace. However, the increase in short-term interest rates during 2005 has resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive. Annuity collections were favorably impacted in the 2005 periods by higher sales of our equity-indexed products due in part to the general stock market performance which has made the products more attractive.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies increased 2.0 percent, to $159.1 million, in the third quarter of 2005, and 2.0 percent, to $488.7 million, in the first nine months of 2005, compared to the same periods in 2004. First-year premium collections on these products were slightly higher compared to the same periods in 2004.

     Premiums collected on Bankers Life's long-term care policies increased 4.1 percent, to $140.8 million, in the third quarter of 2005, and 5.2 percent, to $423.1 million, in the first nine months of 2005, compared to the same periods in 2004 primarily due to persistency of our existing business and new sales in recent periods.

     Other health products include various products which we no longer actively market. Premiums collected in the 2005 periods were comparable to the same periods in 2004.

     Life products in this segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased 42 percent, to $65.8 million, in the third quarter of 2005, and 30 percent, to $170.1 million, in the first nine months of 2005, compared to the same periods in 2004 as a result of an increased focus on life products, including the introduction in the first quarter of 2005 of a new single premium whole life product and increased advertising in our direct response marketing channel.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         -----------------------
                                                                    2005           2004         2005               2004
                                                                    ----           ----         ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..............................     $ 24.9         $  7.9        $ 64.7          $ 20.1
     Equity-indexed (renewal).................................        2.1            2.6           7.7             9.8
                                                                   ------         ------        ------          ------
       Subtotal - equity-indexed annuities....................       27.0           10.5          72.4            29.9
                                                                   ------         ------        ------          ------
     Other fixed (first-year).................................       14.4            2.7          16.5             5.9
     Other fixed (renewal)....................................        1.9            2.9           7.8             9.6
                                                                   ------         ------        ------          ------
       Subtotal - other fixed annuities.......................       16.3            5.6          24.3            15.5
                                                                   ------         ------        ------          ------

       Total annuities........................................       43.3           16.1          96.7            45.4
                                                                   ------         ------        ------          ------

   Supplemental health:
     Medicare supplement (first-year).........................        4.1            4.8          10.5            18.3
     Medicare supplement (renewal)............................       64.4           81.2         209.9           249.0
                                                                   ------         ------        ------          ------
       Subtotal - Medicare supplement.........................       68.5           86.0         220.4           267.3
                                                                   ------         ------        ------          ------
     Specified disease (first-year)...........................        7.2            8.3          23.2            25.0
     Specified disease (renewal)..............................       81.3           82.3         247.8           248.3
                                                                   ------         ------        ------          ------
       Subtotal - specified disease...........................       88.5           90.6         271.0           273.3
                                                                   ------         ------        ------          ------
     Other health (first-year)................................        -              -             -                .1
     Other health (renewal)...................................        3.2            3.7           9.4            12.3
                                                                   ------         ------        ------          ------
       Subtotal - other health................................        3.2            3.7           9.4            12.4
                                                                   ------         ------        ------          ------

       Total supplemental health..............................      160.2          180.3         500.8           553.0
                                                                   ------         ------        ------          ------

   Life insurance:
     First-year...............................................        1.7            4.3           6.6            14.9
     Renewal..................................................       84.3           89.4         252.1           270.8
                                                                   ------         ------        ------          ------

       Total life insurance...................................       86.0           93.7         258.7           285.7
                                                                   ------         ------        ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products.....................................       52.3           28.0         121.5            84.3
     Total renewal premium collections on
       insurance products.....................................      237.2          262.1         734.7           799.8
                                                                   ------         ------        ------          ------

       Total collections on insurance products................     $289.5         $290.1        $856.2          $884.1
                                                                   ======         ======        ======          ======

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment increased 169 percent, to $43.3 million, in the third quarter of 2005, and 113 percent, to $96.7 million, in the first nine months of 2005, compared to the same periods in 2004 due to sales efforts in this segment, expanded product offerings and attractive crediting rates on certain products.

     The accumulation value of equity-indexed annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for these products increased 157 percent, to $27.0 million, in the third quarter of 2005, and 142 percent, to $72.4 million, in the first nine months of 2005, over the same periods in 2004 due to the recent introduction of two new products. In addition, these products have become more attractive due to the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

general stock market performance in recent periods.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased 191 percent, to $16.3 million, in the third quarter of 2005, and 57 percent, to $24.3 million, in the first nine months of 2005, compared to the same periods in 2004 due to increased sales efforts for these products as well as attractive crediting rates on certain products.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 20 percent, to $68.5 million, in the third quarter of 2005, and 18 percent, to $220.4 million, in the first nine months of 2005, compared to the same periods in 2004. We implemented increases in premium rates in both the first half of 2005 and 2004. These rate increases have resulted in higher than expected lapses which impacted the premiums collected for these products in this segment. In 2005, we began selling Medicare supplement policies which are more competitively priced in another subsidiary.

     Premiums collected on specified disease products in the three and nine months ended September 30, 2005 were comparable to the same periods in 2004.

     Premiums collected from other health products decreased 14 percent, to $3.2 million, in the third quarter of 2005, and 24 percent, to $9.4 million, in the first nine months of 2005, compared to the same periods in 2004 because we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 8.2 percent, to $86.0 million, in the third quarter of 2005, and 9.5 percent, to $258.7 million, in the first nine months of 2005, compared to the same periods in 2004. Our A.M. Best rating has negatively affected our sales of life products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off  (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         ---------------------
                                                                    2005           2004         2005             2004
                                                                    ----           ----         ----             ----
Premiums collected by product:

   Long-term care:
     First-year..............................................        $ -            $ -         $  -            $   .2
     Renewal.................................................         86.4           92.7        266.4           283.2
                                                                     -----          -----       ------          ------
       Subtotal - long-term care.............................         86.4           92.7        266.4           283.4
                                                                     -----          -----       ------          ------

   Major medical:
     Group (renewal).........................................          -              2.7          -              12.3
     Individual (renewal)....................................           .7             .9          2.0             2.7
                                                                     -----          -----       ------          ------
       Total major medical...................................           .7            3.6          2.0            15.0
                                                                     -----          -----       ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products....................................          -              -            -                .2
     Total renewal premium collections on
       insurance products....................................         87.1           96.3        268.4           298.2
                                                                     -----          -----       ------          ------

       Total collections on insurance products...............        $87.1          $96.3       $268.4          $298.4
                                                                     =====          =====       ======          ======

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 6.8 percent, to $86.4 million, in the third quarter of 2005, and 6.0 percent, to $266.4 million, in the first nine months of 2005, compared to the same periods in 2004. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Major medical premium collections continue to decrease as we manage the run-off of this block of business.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2005 and December 31, 2004, primarily reflect: (i) our net income for the nine months ended September 30, 2005; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2005, we increased the carrying value of such investments by $290.7 million as a result of this fair value adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our capital structure as of September 30, 2005, and December 31, 2004, was as follows (dollars in millions):

                                                                            September 30,    December 31,
                                                                                2005             2004
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  772.7         $  768.0

    Shareholders' equity:
       Preferred stock.....................................................      667.8            667.8
       Common stock........................................................        1.5              1.5
       Additional paid-in-capital..........................................    2,605.1          2,597.8
       Accumulated other comprehensive income..............................      162.7            337.3
       Retained earnings...................................................      517.1            297.8
                                                                              --------         --------

          Total shareholders' equity.......................................    3,954.2          3,902.2
                                                                              --------         --------

          Total capital....................................................   $4,726.9         $4,670.2
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2005, and as of and for the year ended December 31, 2004:

                                                                                              September 30,    December 31,
                                                                                                  2005            2004
                                                                                                  ----            ----
Book value per common share...................................................................    $21.72          $21.41
Book value per common share, excluding accumulated other comprehensive income (a).............     20.65           19.18

Ratio of earnings to fixed charges............................................................     2.05x            1.90x

Ratio of earnings to fixed charges and preferred dividends....................................     1.83x            1.58x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       16%             16%
   Corporate debt to total capital, excluding accumulated other comprehensive income (a)......       17%             18%
   Corporate debt and preferred stock to total capital........................................       30%             31%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (a).................................................................       32%             33%

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

     On August 3, 2005, A.M. Best revised its outlook on our primary insurance subsidiaries to positive from stable, except Conseco Senior (the issuer of most of our long-term care business in our Other Business in Run-off segment), for which the outlook remains stable. On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries from "B (Fair)" to "B++ (Very Good)", except Conseco Senior whose "B (Fair)" rating was affirmed by A.M.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Liquidity of the Holding Companies

     In August 2005, we completed the private offering of $330.0 million of Debentures. The net proceeds from the offering of approximately $320 million were used to repay amounts outstanding under the Company's Credit Facility.

     The Debentures are senior, unsecured obligations and bear interest at a rate of 3.50 percent per year, payable semi-annually, beginning on March 31, 2006 and ending on September 30, 2010. Thereafter, the principal balance of the Debentures will accrete at a rate that provides holders with an aggregate yield to maturity of 3.50 percent, computed on a semi-annual, bond-equivalent basis. Beginning with the six-month interest period commencing September 30, 2010, the Company will pay contingent interest on the Debentures if the average trading price per Debenture for the five trading day period immediately preceding the six-month interest period equals or exceeds a certain level, as described in the Indenture.

     Upon the occurrence of certain specified events, the Debentures will be convertible, at the option of the holders, into cash or, under certain circumstances, cash and shares of the Company's common stock at an initial conversion price of approximately $26.66 per share. The number of shares to be received by a converting holder is subject to adjustment for certain dilutive events. The amount of cash to be received upon conversion is equal to the lesser of: (i) the accreted principal amount of the converting Debenture; or (ii) the conversion value of such Debentures (as calculated in accordance with the Indenture).

     On or after October 5, 2010, the Company may redeem for cash all or a portion of the Debentures at any time at a

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

redemption price equal to 100 percent of the accreted principal amount of the Debentures plus accrued and unpaid interest, including additional interest and contingent interest, if any, to the redemption date. Holders may require the Company to repurchase in cash all or any portion of the Debentures on September 30, 2010, 2015, 2020, 2025 and 2030 at a repurchase price equal to 100 percent of the accreted principal amount of the Debentures to be repurchased, plus accrued and unpaid interest, including additional interest and contingent interest, if any, to the applicable repurchase date.

     In August 2005, we entered into the Amended Credit Facility with a balance of $447.0 million, of which $445.9 million remained outstanding at September 30, 2005, after a $1.1 million principal payment on September 30, 2005. The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. Under the terms of the Amended Credit Facility, we are required to make quarterly principal payments of .25 percent (approximately $1.1 million) of the initial principal amount commencing September 30, 2005 and continuing until March 31, 2010. The remaining principal balance is due on June 22, 2010. At September 30, 2005, the interest rate on our Amended Credit Facility was 5.8 percent.

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2005. The Company pays a quarterly commitment fee equal to .50 percent of the unused portion of the revolving credit facility. The Amended Credit Facility provides for a one time increase in the facility or the addition of a new facility of up to $325.0 million.

     The Debentures and Amended Credit Facility are discussed in further detail in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

     At September 30, 2005, Conseco Inc. and CDOC held unrestricted cash of $59.5 million. In addition, our other non-life insurance subsidiaries held unrestricted cash of approximately $21.4 million which could be upstreamed to the parent companies if needed.

     Conseco and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures, fees for services and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to improve their Risk-Based Capital ("RBC") ratios and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

     Under our Amended Credit Facility, we have agreed to a number of covenants and other provisions that restrict our

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders. We have also agreed to meet or maintain various financial ratios. These requirements represent significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these requirements (subject to certain remedies), the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If that were to occur, we cannot provide assurance that we would have sufficient liquidity to repay or refinance this indebtedness.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At September 30, 2005, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $12,436.1      $345.6       $ 93.2     $12,688.5
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,656.7         9.2         11.8       1,654.1
   States and political subdivisions...................................       888.8        20.5          6.0         903.3
   Debt securities issued by foreign governments.......................       141.9         8.4           .1         150.2
   Structured securities ..............................................     5,963.8        35.5         36.2       5,963.1
Below-investment grade (primarily corporate securities)................       737.3        28.7         16.3         749.7
                                                                          ---------      ------       ------     ---------

   Total actively managed fixed maturities.............................   $21,824.6      $447.9       $163.6     $22,108.9
                                                                          =========      ======       ======     =========

Equity securities......................................................       $31.9        $1.7        $.3           $33.3
                                                                              =====        ====        ===           =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of September 30, 2005 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 5,963.5           27.0%
   Manufacturing........................................................................        2,342.8           10.6
   Bank and finance.....................................................................        2,303.9           10.4
   U.S. Government......................................................................        1,654.1            7.5
   Services.............................................................................        1,501.3            6.8
   Utilities............................................................................        1,390.8            6.3
   Communications.......................................................................        1,108.8            5.0
   States and political subdivisions....................................................          912.0            4.1
   Agriculture, forestry and mining.....................................................          835.0            3.8
   Asset-backed securities..............................................................          766.1            3.4
   Retail and wholesale.................................................................          591.6            2.7
   Transportation.......................................................................          569.6            2.6
   Other................................................................................        2,169.4            9.8
                                                                                              ---------          -----

      Total fixed maturity securities...................................................      $22,108.9          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At September 30, 2005, the amortized cost of the Company's below-investment grade fixed maturity securities was $737.3 million, or 3.4 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $749.7 million, or 102 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more sensitive to adverse

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Net Realized Investment Gains

     During the nine months ended September 30, 2005, we recognized net realized investment gains of $3.1 million, which were comprised of $7.2 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $9.5 billion, net of $4.1 million of writedowns of investments resulting from a decline in the fair value of an investment that we concluded was other than temporary. During the first nine months of 2004, we recognized net realized investment gains of $27.5 million, which were comprised of $45.3 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $9.6 billion, net of $17.8 million of writedowns of fixed maturity investments, equity securities and other invested assets resulting from declines in fair values that we concluded were other than temporary. At September 30, 2005, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of nil and a carrying value of $1.3 million.

     During the nine months ended September 30, 2005, we sold $2.6 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $53.1 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; or (vi) our analysis indicates there is a high probability that the security is other-than-temporarily impaired.

     Investments with Other-Than-Temporary Losses

     During the nine months ended September 30, 2005, we recorded a writedown of $1.3 million related to our holdings in an investment in a company facing litigation from the Canadian government. Our analysis of the value of the underlying net assets of the company indicated that the decline in fair value of the investment is other than temporary.

     During the nine months ended September 30, 2005, we recorded writedowns totaling $1.3 million related to two real estate investments in retail stores that are vacant and listed for sale. The real estate was re-appraised and our investment was reduced to reflect the current market value as we determined that the decline in value of the investments was other than temporary.

     During the nine months ended September 30, 2005, we recorded a writedown of $1.5 million related to home office buildings which are available for sale. Based on our analysis, we determined that the decline in value of the investment was other than temporary.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

may occur, or additional or updated information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the carrying value of our investments could have a material adverse effect on our earnings in future periods.

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2005, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                             Estimated
                                                                                             Amortized          fair
                                                                                                Cost           value
                                                                                             ---------       ---------
Due in one year or less...................................................................   $    35.3      $    35.1
Due after one year through five years.....................................................     1,345.6        1,327.3
Due after five years through ten years....................................................     2,812.2        2,766.8
Due after ten years.......................................................................     2,872.6        2,809.1
                                                                                             ---------      ---------

   Subtotal...............................................................................     7,065.7        6,938.3

Structured securities.....................................................................     3,409.4        3,373.2
                                                                                             ---------      ---------

   Total..................................................................................   $10,475.1      $10,311.5
                                                                                             =========      =========

     At September 30, 2005, we held one investment in our fixed maturity portfolio which was rated below-investment grade or classified as an equity-type security and had an unrealized loss position exceeding 20 percent of the cost basis. At September 30, 2005, such investment had an amortized cost and estimated fair value of $1.4 million and $.9 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2005 (dollars in millions):

                                          Less than 12 months        12 months or greater             Total
                                        -----------------------     ----------------------    ---------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $1,276.3      $  9.9       $ 53.8        $ 1.9      $ 1,330.1       $ 11.8

     States and political subdivisions.      235.2         3.9         65.8          3.0          301.0          6.9

     Debt securities issued by
        foreign governments............        9.8          .1           .5          -             10.3           .1

     Corporate securities..............    5,086.6       100.7        210.3          7.9        5,296.9        108.6

     Structured securities.............    3,335.7        35.1         37.5          1.1        3,373.2         36.2
                                          --------      ------       ------        -----      ---------       ------

     Total actively managed
        fixed maturities...............   $9,943.6      $149.7       $367.9        $13.9      $10,311.5       $163.6
                                          ========      ======       ======        =====      =========       ======

     Equity securities.................       $3.7         $.1         $2.5           $.2         $6.2           $.3
                                              ====         ===         ====           ===         ====           ===

     Based on management's current assessment of investments with unrealized losses at September 30, 2005, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

     Structured Securities

     At September 30, 2005, fixed maturity investments included $5.9 billion of structured securities (or 27 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to a higher degree of risk associated with variable payments of principal. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example the repayment priority of a given security in a securitization structure).

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at September 30, 2005 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  194.0      $  194.5    $  192.8
4 percent - 5 percent...............................................................    1,464.7       1,412.8     1,414.2
5 percent - 6 percent...............................................................    3,616.0       3,577.9     3,570.6
6 percent - 7 percent...............................................................      589.1         606.4       611.7
7 percent - 8 percent...............................................................      140.4         146.2       146.8
8 percent and above.................................................................       24.9          26.4        27.4
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $6,029.1      $5,964.2    $5,963.5
                                                                                       ========      ========    ========

-----------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $.4 million.

     The amortized cost and estimated fair value of structured securities at September 30, 2005, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               -----------------------
                                                                                                             Percent
                                                                             Amortized                       of fixed
Type                                                                            cost           Amount       maturities
----                                                                            ----           ------       ----------
Pass-throughs and sequential and targeted amortization classes............    $3,447.9        $3,445.4            16%
Planned amortization classes and accretion-directed bonds.................     1,304.3         1,305.2             6
Commercial mortgage-backed securities.....................................     1,206.7         1,207.7             5
Subordinated classes and mezzanine tranches...............................         4.7             4.7             -
Other.....................................................................          .6              .5             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,964.2        $5,963.5            27%
                                                                              ========        ========            ==

-------------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $.4 million.

     Pass-through securities and sequential and targeted amortization class securities have different prepayment variability characteristics and can be used as collateral for collateralized mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Targeted amortization classes, planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgages experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities ("CMBS") are secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. CMBS generally offer higher yields than similar-rated corporate bonds. Most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties.

     Mortgage Loans

     At September 30, 2005, the mortgage loan balance was primarily comprised of commercial loans. Substantially less than one percent of the mortgage loan balance was noncurrent at September 30, 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


     Investment Borrowings

     Investment borrowings consisted of the following (dollars in millions):

                                                    September 30,         December 31,
                                                         2005                  2004
                                                    -------------         ------------
       Borrowings related to repurchase
          and dollar-roll transactions...........     $  -                   $419.6
       Securities issued by variable
          interest entity........................      339.2                    -
       Other.....................................       13.3                   14.3
                                                      ------                 ------

          Total..................................     $352.5                 $433.9
                                                      ======                 ======

     Securities issued by a variable interest entity represent liabilities of a collateralized loan trust which is consolidated with the Company. Repayment of the securities is primarily dependent on cash flows generated by the invested assets of the trust.

     Investment borrowings related to repurchase and dollar-roll transactions averaged approximately $312.0 million during the first nine months of 2005, compared with $529.6 million during the same period of 2004 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 2.8 percent and 1.3 percent during the first nine months of 2005 and 2004, respectively. During the third quarter of 2005, the market spread on these transactions declined to a level at which our continued participation in these transactions was not profitable. As a result, these transactions were terminated.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the first nine months of 2005 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions, such as the elimination of multiple systems for similar lines of business. During the first nine months of 2005, we implemented new administrative systems for certain life and long-term care products and a new actuarial valuation system for our equity-indexed annuities. We expect to implement additional system conversions in the future. We believe that the new systems will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other than the changes related to new system conversions, no significant changes in Conseco's internal controls over financial reporting have occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on August 29, 2005, the shareholders re-elected all eight directors to serve terms expiring at next year's annual meeting. The results of the voting were as follows (there were no broker non-votes):

                                                             For                      Withheld
                                                             ---                      --------
       Debra J. Perry................................     136,854,041                  292,984
       Philip R. Roberts.............................     136,858,475                  288,550
       William S. Kirsch.............................     136,792,679                  354,346
       Michael T. Tokarz.............................     135,303,102                1,843,923
       R. Glenn Hilliard.............................     136,767,833                  379,192
       Michael S. Shannon............................     130,867,232                6,279,793
       Neal C. Schneider.............................     136,853,107                  293,918
       John G. Turner................................     135,999,310                1,147,715

     At the annual meeting, the shareholders also approved proposals on the following subjects:

                                                             For          Against        Abstentions    Broker non-votes
                                                             ---          -------        -----------    ----------------
       To approve the Conseco, Inc.
          2003 Amended and Restated
          Long-Term Incentive Plan...................      89,017,705     15,091,152      1,048,991          31,989,177
       To approve the Conseco, Inc.
          2005 Pay for Performance
          Incentive Plan.............................      93,515,180     10,626,548      1,016,120          31,989,177
       To ratify the appointment of
          PricewaterhouseCoopers LLP
          as the Company's independent
          registered public accounting
          firm for 2005..............................     136,923,824        159,920         63,281                 -

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 6.  EXHIBITS.

     a) Exhibits.

             10.13    Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan incorporated by reference to Exhibit A to our proxy statement for the 2005 annual meeting of shareholders filed with Schedule 14A on July 26, 2005.

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

             32.1     Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

             32.2     Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CONSECO, INC.


Dated:  November 7, 2005                By:/s/ Eugene M. Bullis
                                           --------------------
                                        Eugene M. Bullis
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (authorized officer and
                                        principal financial officer)