Form 10-K
period 2005-12-31
CONSECO INC
filed 2006-03-15
CIK 1224608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the fiscal year ended December 31, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required]
                        For the transition period from       to
                                                      ------    ------

                        Commission file number: 001-31792

                                  Conseco, Inc.

       Delaware                                       No. 75-3108137
------------------------                      -------------------------------
 State of Incorporation                       IRS Employer Identification No.

   11825 N. Pennsylvania Street
       Carmel, Indiana  46032                        (317) 817-6100
--------------------------------------               --------------
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definitions in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

     At June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $3,291,922,000.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Shares of common stock outstanding as of February 27, 2006: 151,520,608

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                              Page
PART I

Item 1.       Business of Conseco.........................................................      3

Item 1A.      Risk Factors................................................................     20

Item 1B.      Unresolved Staff Comments...................................................     30

Item 2.       Properties..................................................................     30

Item 3.       Legal Proceedings...........................................................     31

Item 4.       Submission of Matters to a Vote of Security Holders.........................     32

              Executive Officers of the Registrant........................................     32

Part II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities...................................     33

Item 6.       Selected Consolidated Financial Data........................................     34

Item 7.       Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations...............................     35

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................     79

Item 8.       Consolidated Financial Statements and Supplementary Data....................     80

Item 9.       Changes in and Disagreements with Accountants and
              Financial Disclosure........................................................    152

Item 9A.      Controls and Procedures.....................................................    152

Item 9B.      Other Information...........................................................    153

Part III


Part IV

Item 15.      Exhibits and Financial Statement Schedules..................................    153


                                     PART I

     ITEM 1. BUSINESS OF CONSECO.

     Conseco, Inc., a Delaware corporation ("CNO"), is the holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation ("Old Conseco" or our "Predecessor"), in connection with our bankruptcy reorganization. The terms "Conseco," the "Company," "we," "us," and "our" as used in this report refer to CNO and its subsidiaries and, unless the context requires otherwise, Old Conseco and its subsidiaries.

     We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2005, we had shareholders' equity of $4.5 billion and assets of $31.6 billion. For the year ended December 31, 2005, we had revenues of $4.3 billion and net income of $324.9 million.

     We conduct our business operations through two operating segments, which are defined on the basis of product distribution, and a third segment comprised of businesses in run-off as follows:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and certain annuity products to the senior market through approximately 4,800 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 independent marketing organizations ("IMOs") that represent over 6,000 producing independent agents. This segment markets its products under the "Conseco" brand.

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

     OUR EMERGENCE FROM BANKRUPTCY

     On December 17, 2002, Old Conseco and certain of its non-insurance company subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003, and became effective on September 10, 2003 (the "Effective Date"). Upon the confirmation of the Plan, we implemented fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). References to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after the effects of fresh start reporting. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003. The activity of the Company for the period from September 1, 2003 through September 10, 2003 was therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations.

     OUR STRATEGIC DIRECTION AND 2006 PRIORITIES

     It is our vision to be a premier provider of insurance products to America's middle-income families and seniors. Our insurance companies help protect them from financial adversity: Medicare supplement, long-term care, cancer, heart/stroke and accident policies protect people against unplanned expenses; annuities and life products help people plan for their financial future. We believe our products meet the needs of our target markets.

We believe our middle market target is underserved by a majority of financial service providers. Strong trends are impacting middle market consumers:

     o  Increased life expectancy.

     o  Aging U.S. population.

     o  Discontinuance or reduction in benefits of pension plans.

     o  Rising healthcare costs.

     o Projected gap between the annual cost of Social Security and the program's tax revenue under current law.

We believe our multiple distribution channels provide excellent access for the consumer:

     o  Consumers may access our products with an agent.

          -  Through our career agents in the Bankers Life segment.
          -  Through independent agents in the Conseco Insurance Group segment.

     o  Without an agent.

          -  Through Colonial Penn.

     o  At work.

          -  Through our Performance Management Associates subsidiary.
          -  Through independent agents in the Conseco Insurance Group segment.

We continue to make significant progress on the key initiatives that we outlined a year ago:

     o  Increasing emphasis on sales and revenue growth.

          - First-year collected premiums in 2005 increased by 10 percent over 2004, to $1,378.9 million. At Bankers Life, our career and direct distribution channels, first-year collected premiums rose 3.9 percent to $1,182.4 million in 2005. At Conseco Insurance Group, our independent channel, first-year collected premiums rose by 75 percent to $196.5 million in 2005.

     o Further reducing operating expenses and improving the efficiency of our operations across all business functions by consolidating and streamlining our back office and technology systems to reduce complexity, lower cost and improve customer and agent services.

          - In 2005, Conseco was successful in exceeding its expense savings targets. By improving claim processes, reducing redundancies and implementing more efficient back office systems and processes, we were able to reduce net operating expenses (excluding commissions) by $43 million in 2005, compared to our expense reduction goal of $30 million for the year.

     o  Continuing to build best practices in governance and compliance.

          - We continue to work to improve our compliance and governance practices with the ultimate goal of applying best practices across our organization.


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

     CNO is the successor to Old Conseco. We emerged from bankruptcy on the Effective Date. Old Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.conseco.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC's website at www.sec.gov. In addition, the public may read and copy any document we file at the SEC's Public Reference Room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees regarding their obligations in the conduct of the Company's affairs. A copy of the Code of Business Conduct and Ethics is available free of charge on our website at www.conseco.com.

     In September 2005, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2005 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

     Data in Item 1 are provided as of or for the year ended December 31, 2005, (as the context implies), unless otherwise indicated.

     MARKETING AND DISTRIBUTION

Insurance

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, professional independent producers (many of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $3.9 billion in 2005, $3.9 billion in 2004, $1.3 billion in the four months ended December 31, 2003 and $2.9 billion in the eight months ended August 31, 2003.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2005 collected premiums: Florida (8.8 percent), California (7.3 percent), Texas (6.3 percent) and Pennsylvania (5.1 percent).

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

     Career Agents. This agency force of approximately 4,800 agents and sales managers working from 162 branch offices, establishes one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2005, this distribution channel accounted for $2,304.9 million, or 59 percent, of our total collected premiums. These agents sell only Bankers Life and Casualty policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Professional Independent Producers. Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2005, this distribution channel in our Conseco Insurance Group segment collected $924.9 million, or 24 percent, of our total premiums, and in our Other Business in Run-off segment collected $351.9 million, or 9.0 percent, of Conseco's total collected premiums.

     Marketing organizations typically recruit agents for the Conseco Insurance Group segment by advertising our products and commission structure through direct mail advertising or through seminars for agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system related to a particular product or market, such as educators. During 1999 and 2000, the Conseco Insurance Group segment purchased four organizations that specialize in marketing and distributing supplemental health products. One of these organizations (which specialized in the sale of long-term care insurance through independent agents) was sold in September 2003. In 2005, the remaining three organizations accounted for $233.3 million, or 5.9 percent, of our total collected premiums.

     Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies. In 2005, this channel accounted for $110.9 million, or 2.8 percent, of our total collected premiums.

Products

     The premium collection tables presented on pages 7, 8, 10 and 12 combine the 2003 premium collections of the Predecessor (for the eight months ended August 31, 2003) with the premium collections of the Successor (for the four months ended December 31, 2003). This combining facilitates comparison of premium collections which were not affected by fresh start accounting. Please refer to "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Premium Collections" for a summary of 2003 premium collections by the Predecessor and Successor.

     The following table summarizes premium collections by major category and segment for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

Total premium collections

                                                                                            Years ended
                                                                                            December 31,
                                                                                  --------------------------------
                                                                                    2005        2004         2003
                                                                                    ----        ----         ----
     Supplemental health:
        Bankers Life............................................................  $1,227.5    $1,188.5    $1,167.5
        Conseco Insurance Group.................................................     661.5       729.6       797.3
        Other Business in Run-off...............................................     351.9       395.9       598.3
                                                                                  --------    --------    --------

           Total supplemental health...........................................    2,240.9     2,314.0     2,563.1
                                                                                  --------    --------    --------

     Annuities:
        Bankers Life...........................................................      951.1       950.5       952.2
        Conseco Insurance Group.................................................     161.7        63.7        92.1
                                                                                  --------    --------    --------

           Total annuities.....................................................    1,112.8     1,014.2     1,044.3
                                                                                  --------    --------    --------

     Life:
        Bankers Life............................................................     237.2       180.9       161.3
        Conseco Insurance Group.................................................     335.0       372.3       412.2
                                                                                  --------    --------    --------

           Total life...........................................................     572.2       553.2       573.5
                                                                                  --------    --------    --------

     Total premium collections  ................................................  $3,925.9    $3,881.4    $4,180.9
                                                                                  ========    ========    ========

Our insurance companies collected premiums from the following products:

Supplemental Health

Supplemental Health Premium Collections (dollars in millions)

                                                                                             Years ended
                                                                                             December 31,
                                                                                   -------------------------------
                                                                                    2005         2004        2003
                                                                                    ----         ----        ----
Medicare supplement:
    Bankers Life................................................................. $  651.2    $  640.0    $  644.7
    Conseco Insurance Group......................................................    288.8       351.7       384.6
                                                                                  --------    --------    --------

       Total.....................................................................    940.0       991.7     1,029.3
                                                                                  --------    --------    --------

Long-term care:
    Bankers Life ................................................................    564.2       536.3       509.4
    Conseco Insurance Group(a) ..................................................      N/A         N/A         N/A
    Other Business in Run-off ...................................................    349.1       380.1       402.6
                                                                                  --------    --------    --------

       Total.....................................................................    913.3       916.4       912.0
                                                                                  --------    --------    --------

Specified disease products included in
    Conseco Insurance Group.....................................................     359.5       361.7       355.1
                                                                                  --------    --------    --------

Major medical business included in Other Business in
    Run-off......................................................................      2.8        15.8       195.7
                                                                                  --------    --------    --------

Other:
    Bankers Life ................................................................     12.1        12.2        13.4
    Conseco Insurance Group......................................................     13.2        16.2        57.6
                                                                                  --------    --------    --------

       Total.....................................................................     25.3        28.4        71.0
                                                                                  --------    --------    --------

Total supplemental health premium collections.................................... $2,240.9    $2,314.0    $2,563.1
                                                                                  ========    ========    ========

----------

(a) We have ceased writing long-term care through Conseco Insurance Group and all major medical insurance. Accordingly, we classify the associated collected premiums in "Other Business in Run-off."

     The following describes our major supplemental health products:

     Medicare Supplement. Medicare supplement collected premiums were $940.0 million during 2005 or 24 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

     Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer higher commissions in the early years to agents for sales to these policyholders and competitive premium pricing for our policyholders. Approximately 38 percent of new sales of Medicare supplement policies in 2005 were to individuals who had recently reached the age of 65.

     The Medicare Modernization Act provided for the introduction of a prescription drug benefit (Part D). In order to offer this product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry Health Care ("Coventry") to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We will receive a fee based on the number of plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2006 with 50 percent of net premiums and related profits subject to a risk corridor. To date, our career and independent channels have enrolled over 130,000 members, approximately 60 percent of which are current policyholders. As the Part D program is effective January 1, 2006, Conseco did not record reinsurance premiums or claims expenses in its 2005 financial results related to the Part D program. We expect to earn minimal profits on these arrangements in 2006. However, as a company which serves the senior market, we concluded it was important to assist our policyholders through the purchase decisions surrounding this new product.

     Both Bankers Life and Conseco Insurance Group sell Medicare supplement insurance.

     Long-Term Care. Long-term care collected premiums were $913.3 million during 2005, or 23 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals and others in middle-income levels.

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

     Specified Disease Products. Specified disease collected premiums were $359.5 million during 2005, or 9 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. The benefits provided under the specified disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

     Approximately 78 percent of the total number of our specified disease policies inforce were sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

     Major Medical. Our major medical business is included in our Other Business in Run-off segment. Sales of our major medical health insurance products were targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options were available, and most policies require certain utilization review procedures. The profitability of this business depended largely on the overall persistency of the business inforce, claim experience and expense management. During 2001, we decided to discontinue a large block of major medical business by not renewing these policies because this business was not profitable. The remaining major medical block, except for certain business that is guaranteed renewable, was discontinued by not renewing the policies in 2002. During 2005, we collected major medical premiums of $2.8 million.

     Other Supplemental Health Products. Other supplemental health product collected premiums were $25.3 million during 2005, or 1 percent of our total collected premiums. These products include various other products such as disability income insurance. We no longer actively market these products.

Annuities

Annuity premium collections (dollars in millions)

                                                                                            Years ended
                                                                                            December 31,
                                                                                  --------------------------------
                                                                                     2005       2004        2003
                                                                                     ----       ----        ----
    Equity-indexed annuity:
       Bankers Life ............................................................   $  130.3   $   47.5    $   15.1
       Conseco Insurance Group..................................................      104.4       44.3        54.3
                                                                                   --------   --------    --------

          Total equity-indexed annuity premium collections .....................      234.7       91.8        69.4
                                                                                   --------   --------    --------

    Other fixed annuity:
       Bankers Life ............................................................      820.8      903.0       937.1
       Conseco Insurance Group..................................................       57.3       19.4        37.8
                                                                                   --------   --------    --------

          Total fixed annuity premium collections ..............................      878.1      922.4       974.9
                                                                                   --------   --------    --------

    Total annuity premium collections...........................................   $1,112.8   $1,014.2    $1,044.3
                                                                                   ========   ========    ========

     During 2005, we collected annuity premiums of $1,112.8 million or 28 percent of our total premiums collected. Annuity products include equity-indexed annuity, traditional fixed rate annuity and market value-adjusted annuity products sold through both Bankers Life and Conseco Insurance Group. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

     Sales of many of our annuity products have been affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. Many of our professional independent agents discontinued marketing our annuity products after A.M. Best Company ("A.M. Best") lowered the financial strength ratings assigned to our insurance subsidiaries in 2002. In addition, the annuity business we were selling through this distribution channel required more statutory capital and surplus than our other insurance products. Accordingly, we took actions in our Conseco Insurance Group segment in 2003 and 2004 to reduce our marketing of these products and focus instead on selling products that are less ratings sensitive and capital intensive. In 2005, annuity sales in our Conseco Insurance Group segment increased due to increased sales efforts, expanded product offerings and attractive crediting rates on certain products. In 2006, we expect to increase our annuity sales efforts in this segment. Career agents selling annuity products in the Bankers Life segment are less sensitive in the near-term to A.M. Best ratings, since these agents only sell our products. However, the increase in short-term interest rates during 2005 resulted in lower fixed annuity sales, since certain other competing products such as certificates of deposits have become more attractive.

     Sales of our equity-indexed products in both segments were favorably impacted in 2005 due in part to general stock market conditions which made these products relatively attractive. In addition, we introduced several new products.

     The following describes the major annuity products:

     Equity-Indexed Annuities. These products accounted for $234.7 million, or 6 percent, of our total premium collections during 2005. The account value (or "accumulation value") of these annuities is credited with interest at an annual minimum guaranteed average rate over the term of the contract of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts), but the annuities have potentially higher returns based on a percentage (the "participation rate") of the change in a particular index during each year of their term. We have the discretionary ability to annually change the participation rate, which ranged from 50 percent to 100 percent in 2005, and we may include a first-year "bonus" participation rate, similar to the bonus interest described below for traditional fixed rate annuity products, which generally ranges from 30 percent to 40 percent. The minimum guaranteed values are equal to:

     o 90 percent of premiums collected for annuities for which premiums are received in a single payment (single-premium deferred annuities, or "SPDAs"), or either: (i) 75 percent of first year and 87.5 percent of renewal premiums collected; or (ii) 87.5 percent of all premium collections for annuities which allow for more than one payment (flexible premium deferred annuities, or "FPDAs"); plus

     o interest credited on such percentage of the premiums collected at an annual rate ranging from 1.5 percent to 3 percent.

     These annuities provide for penalty-free withdrawals of up to 10 percent of either premiums or account value in each year after the first year of the annuity's term. Other withdrawals from SPDA products are generally subject to a surrender charge of 9 percent over the eight year contract term, at the end of which, the contract must be renewed or withdrawn. Other withdrawals from FPDA products are subject to a surrender charge of 11 percent to 22 percent in the first year, declining to zero over an 8 to 15 year period, depending on issue age. We buy one-year call options on the applicable indices (primarily the Standard & Poor's 500 Index) in an effort to offset or "hedge" potential increases to policyholder benefits resulting from increases in the indices to which the product's return is linked.

     Fixed Rate Annuities. These products include fixed rate SPDAs, FPDAs and single-premium immediate annuities ("SPIAs"). These products accounted for $878.1 million, or 22 percent, of our total premium collections during 2005. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 2.5 percent to 3.0 percent, and the rates, on all policies inforce range from 2.0 percent to 6.0 percent. The initial crediting rate is largely a function of:

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

     In 2005, substantially all of our new annuity sales were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate generally ranging from 1.0 percent to 3.0 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2005, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.7 percent.

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

     SPIAs accounted for $35.8 million, or .9 percent, of our total premiums collected in 2005. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 7.0 percent at December 31, 2005.

Life Insurance

Life insurance premium collections (dollars in millions)

                                                                                            Years ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                    2005       2004         2003
                                                                                    ----       ----         ----
    Interest-sensitive life products:
       Bankers Life...............................................................  $ 33.8     $ 35.0      $ 34.2
       Conseco Insurance Group....................................................   204.2      225.6       266.5
                                                                                    ------     ------      ------

          Total interest-sensitive life premium collections.......................   238.0      260.6       300.7
                                                                                    ------     ------      ------

    Traditional life:
       Bankers Life...............................................................   203.4      145.9       127.1
       Conseco Insurance Group....................................................   130.8      146.7       145.7
                                                                                    ------     ------      ------

          Total traditional life premium collections..............................   334.2      292.6       272.8
                                                                                    ------     ------      ------

    Total life insurance premium collections......................................  $572.2     $553.2      $573.5
                                                                                    ======     ======      ======

       Life products include traditional, interest-sensitive and other life 9insurance products. These products are currently sold through both Bankers Life and Conseco Insurance Group. During 2005, we collected life insurance premiums of $572.2 million, or 15 percent, of our total collected premiums. In April 2003, we took actions to de-emphasize new sales of several of our life insurance products through Conseco Insurance Group's professional independent producers. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

       Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide whole life insurance w9ith adjustable rates of return related to current interest rates. They accounted for $238.0 million, or 6 percent of our total collected premiums in 2005. These products are marketed by professional independent producers and, to a lesser extent, career agents (including those specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders.

       Traditional Life. These products accounted for $334.2 million, or 9 percent, of our total collected premiums in 2005. Traditional life policies, in9cluding whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which we continue to market on a limited basis, combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time -- typically 10, 15, 20 or 30 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period. We ceased most term life product sales through the professional independent producer distribution channel during the second quarter of 2003, but plan to reenter the market in 2006.

       Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $81.2 million, or 2.1 per9cent, of our total collected premiums in 2005. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $25,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Bankers Life segment markets graded benefit life policies under the Colonial Penn brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

     Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $32.2 million, or .8 percent of our total collected premiums in 2005.

     ACQUISITIONS

     From 1982 to 1998, Old Conseco acquired 19 insurance and related businesses and Green Tree Financial Corporation (renamed Conseco Finance Corp.) These acquisitions were primarily responsible for Old Conseco's historical growth.

     INVESTMENTS

     40|86 Advisors, Inc. ("40|86 Advisors"), a registered investment adviser and wholly-owned subsidiary of Conseco, Inc., manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $27.0 billion of assets (at fair value) under management at December 31, 2005, of which $24.9 billion were assets of our subsidiaries and $2.1 billion were assets managed for third parties. Our general account investment strategies are to: (i) maintain a largely investment-grade, diversified fixed-income portfolio; (ii) maximize the spread between the investment income we earn and the yields we pay on investment products within acceptable levels of risk; (iii) provide adequate liquidity;
(iv) construct our investment portfolio considering expected liability durations, cash flows and other requirements; and (v) maximize total return through active investment management. During 2005 and 2004, we recognized net realized investment gains (losses) of $(2.9) million and $40.6 million, respectively. In the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million and in the eight months ended August 31, 2003, we recognized net realized investment losses of $5.4 million.

     Investment activities are an integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2005, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.6 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by:

     o  purchasing equity-based call options in an effort to hedge such risk;
        and

     o adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

Accordingly, we are able to focus on managing the interest rate spread component of these products.

     We seek to balance the interest rate risk inherent in our invested assets with the interest rate characteristics of our insurance liabilities. We attempt to minimize this exposure by managing the durations and cash flows of our fixed maturity investments and insurance liabilities. For example, duration measures the expected change in the fair value of assets and liabilities for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities.

     We calculate asset and liability durations using our estimates of future asset and liability cash flows. These cash flows are discounted using appropriate interest rates based on the current yield curve and investment type. Duration is determined by calculating the present value of the cash flows using different interest rates, and estimating the change in value. At December 31, 2005, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 6.6 years and the duration of our insurance liabilities was approximately 7.3 years. The difference between these durations indicates that our investment portfolio had a shorter duration and, consequently, was less sensitive to interest rate fluctuations than that of our liabilities at that date. We generally seek to minimize the gap between asset and liability durations.

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

     Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. These lowered ratings caused sales of our insurance products to decline, policyholder redemptions and lapses to increase and increased agent attrition during 2003 and 2004, which in turn negatively affected our financial results.

     On August 3, 2005, A.M. Best revised its outlook on our primary insurance subsidiaries to positive from stable, except Conseco Senior Health Insurance Company ("Conseco Senior") (the issuer of most of our long-term care business in our Other Business in Run-off segment), for which the outlook remains stable. On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries from "B (Fair)" to "B++ (Very Good)", except Conseco Senior, whose "B (Fair)" rating was affirmed by A.M. Best. According to A.M. Best, these rating actions reflected the substantial recapitalization of our balance sheet, improved absolute and risk-adjusted capital on a statutory basis and improving operating fundamentals. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "B" rating is assigned to companies which have a fair ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings.

     On August 2, 2005, Standard & Poor's Corporation ("S&P") revised its outlook on our primary insurance subsidiaries to positive from stable, except Conseco Senior, for which the outlook remains stable. On May 27, 2004, S&P upgraded the financial strength ratings of our primary insurance companies from "BB-" to "BB+", except Conseco Senior, which was assigned a "CCC" rating. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest of twenty-one possible ratings.

     On March 8, 2006, Moody's Investor Services, Inc. ("Moody's") upgraded the financial strength rating of our primary insurance companies from "Ba1" to "Baa3" except Conseco Senior, which was affirmed at "Caa1". In addition, all of Moody's ratings on our insurance subsidiaries now have a positive outlook. On July 29, 2005, the ratings for our primary insurance subsidiaries were placed on review for upgrade by Moody's, except Conseco Senior, for which the rating was affirmed with a developing outlook. On May 27, 2004, Moody's upgraded the financial strength rating of our primary insurance companies from "Ba3" to "Ba2" except Conseco Senior, which was assigned a "Caa1" rating. On August 9, 2004, Moody's again upgraded the financial strength rating of our primary insurance companies from "Ba2" to "Ba1" and reaffirmed the "Caa1" rating of Conseco Senior. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are classified as "vulnerable" and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Baa3" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Baa3" rating and "Caa1" rating from Moody's are the tenth and seventeenth highest, respectively, of twenty-one possible ratings. A positive outlook by Moody's is an opinion regarding the likely direction of a rating over the medium term.

     A.M. Best, S&P and Moody's review our ratings from time to time. We cannot provide any assurance that the ratings of our insurance subsidiaries will remain at their current levels or predict the impact of any future rating changes on our business.

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

     Before issuing long-term care products, we generally apply detailed underwriting procedures to assess and quantify the insurance risks. We require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts. These requirements vary according to the applicant's age and may vary by type of policy or product. We also rely on medical records and the potential policyholder's written application. In recent years, there have been significant regulatory changes with respect to underwriting certain types of health insurance. An increasing number of states prohibit underwriting and/or charging higher premiums for substandard risks. We monitor changes in state regulation that affect our products, and consider these regulatory developments in determining the products we market and where we market them.

     Our specified disease policies are individually underwritten using a simplified issue application. Based on an applicant's responses on the application, the underwriter either: (i) approves the policy as applied for;
(ii) approves the policy with reduced benefits; or (iii) rejects the application.

     Most of our life insurance policies are underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages. After initial processing, insurance underwriters obtain the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests). After collecting and reviewing the information, the underwriter either: (i) approves the policy as applied for; (ii) approves the policy with an extra premium charge because of unfavorable factors; or (iii) rejects the application.

     We underwrite group insurance policies based on the characteristics of the group and its past claim experience. Graded benefit life insurance policies are issued without medical examination or evidence of insurability. There is minimal underwriting on annuities.

     LIABILITIES FOR INSURANCE PRODUCTS

     At December 31, 2005, the total balance of our liabilities for insurance products was $25.4 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. For all of our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on incurred claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

     Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.

     REINSURANCE

     Consistent with the general practice of the life insurance industry, our subsidiaries enter into both facultative and treaty agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by our insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. Our reinsured business is ceded to numerous reinsurers. Based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments, we believe the assuming companies are able to honor all contractual commitments.

     As of December 31, 2005, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by Conseco represented 25 percent of gross combined life insurance inforce and reinsurance assumed represented 1.5 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2005 were as follows (dollars in millions):

                                                                           Ceded life       A.M. Best
Name of Reinsurer                                                       insurance inforce      rating
-----------------                                                       ----------------- ----------------
Swiss Re Life and Health America Inc....................................    $ 4,381.5           A+
Security Life of Denver Insurance Company...............................      4,029.1           A+
Reassure America Life Insurance Company.................................      2,839.7           A+
RGA Reinsurance Company.................................................      1,079.0           A+
Munich American Reassurance Company.....................................      1,021.3           A+
Lincoln National Life Insurance Company.................................        860.1           A+
Revios Reinsurance U.S. Inc.............................................        719.0           A-
Hannover Life Reassurance Company.......................................        540.4           A
All others..............................................................      2,519.2 (a)
                                                                            ---------

                                                                            $17,989.3
                                                                            =========

---------------------
(a) No other single reinsurer assumed greater than 3 percent of the total ceded business inforce.

     EMPLOYEES

     At December 31, 2005, we had approximately 4,000 full time employees, including 1,700 employees supporting our Bankers Life segment and 2,300 employees supporting our Conseco Insurance Group segment, Other Business in Run-off segment and corporate segment. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

     o  restrictions on an insurance company's ability to pay dividends; and

     o  product illustrations.

     In addition to the regulations described above, most states have also enacted laws or regulations regarding the activities of insurance holding company systems, including acquisitions, the terms of surplus debentures, the terms of transactions between insurance companies and their affiliates and other related matters. Various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. These requirements may include prior regulatory approval or prior notice for certain material transactions. Currently, the Company and its insurance subsidiaries are registered as a holding company system pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries. In addition, the Company's insurance subsidiaries routinely report to other jurisdictions.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from generally accepted accounting principles ("GAAP"). These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of, or in a few states, the lesser of:

     o statutory net gain from operations or statutory net income for the prior year; or

     o 10 percent of statutory capital and surplus at the end of the preceding year.

Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.

     In accordance with an order from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation. In addition, the risk-based capital and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

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

     The NAIC's RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve ("AVR") and certain other adjustments) to its RBC (as measured on December 31 of each year), as follows:

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

     In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

     o  between the current year and the prior year; and

     o  for the average of the last 3 years.

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. In order to avoid triggering the trend test with respect to Conseco Senior, we made a capital contribution of $24.9 million during 2005 to Conseco Senior.

     In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health Insurance Company to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends. Refer to the note entitled "Statutory Information" in our notes to consolidated financial statements for more information on our RBC ratios.

     In addition, we may need to contribute additional capital to strengthen the surplus of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies for higher ratings. During 2005, we made capital contributions of $160.5 million to one of our insurance subsidiaries (Bankers Life & Casualty Company) in an effort to meet such criteria.

     The NAIC has adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills are introduced from time to time in the U.S. Congress which propose the implementation of certain minimum consumer protection standards in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

     Our insurance subsidiaries are required, under guaranty fund laws of most states, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

     Most states mandate minimum benefit standards and benefit ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated benefit ratios over the entire period of coverage of not less than 60 percent. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual benefit ratio, after three years, of not less than 65 percent. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required minimum benefit ratios for both long-term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated benefit ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. We believe that our insurance subsidiaries currently comply with all applicable mandated minimum benefit ratios.

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

     Numerous proposals to reform the current health care system (including Medicare) have been introduced in Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. Changes in health care policy could significantly affect our business. For example, Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Conseco's current products. Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards, which could have the effect of increasing our benefit ratios and adversely affecting our financial results. Also, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

     The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act ("HIPAA") relating to standardized electronic transaction formats, code sets and the privacy of member health information. These regulations, and any corresponding state legislation, affect our administration of health insurance.

     A number of states have passed or are considering legislation that limits the differentials in rates that insurers could charge for health care coverages between new business and renewal business for similar demographic groups. State legislation has also been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers. Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review. We cannot predict with certainty the effect of any legislative proposals on our insurance businesses and operation.

     The asset management activities of 40|86 Advisors are subject to various federal and state securities laws and regulations. The SEC and certain state securities commissions are the principal regulators of our asset management operations. In addition, Conseco has two subsidiaries that are registered as broker/dealers. The broker/dealers are regulated by the National Association of Securities Dealers and by state securities commissioners.

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

     In recent years, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax gradually over a ten-year period, with total elimination of the federal estate tax in 2010, and increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will sunset at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value of certain annuities and life insurance products. It is possible that further tax legislation will be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

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

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards ("NOLs"). In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. In addition, the use of our NOLs is dependent, in part, on whether the Internal Revenue Service ("IRS") ultimately agrees with the tax position we plan to take in our current and future tax returns. Accordingly, with respect to our deferred tax assets, we assess the need for a valuation allowance on an ongoing basis.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2005 and 2004, we determined that a full valuation allowance was no longer necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax asset. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

     ITEM 1A. RISK FACTORS.

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. In addition, please refer to the "Cautionary Statement Regarding Forward-Looking Statements" included in "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations".

     Certain purported class action lawsuits could harm our financial strength and reduce our profitability.

     We are involved in a substantial amount of litigation, including class action lawsuits. Plaintiffs in class action lawsuits against us may seek very large or indeterminate amounts, including treble damages. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company, have been named as defendants in multiple purported class actions and individual cases alleging, among other things, breach of contract, violation of California Business and Professions Code Section 17200, fraud and misrepresentation regarding a change made in 2003 and 2004 in the way cost of insurance charges and related monthly deductions were calculated for approximately 86,500 life insurance policies. In April 2005, a nationwide class was certified with respect to the breach of contract claim and, in California, a statewide class was certified for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing. These claims allege that the change to the calculation of cost of insurance charges allowed us to add $360 million to our balance sheet. They seek, among other things, an injunction that would require the reinstatement of the prior method for calculating monthly cost of insurance charges, and a refund of any additional charges that resulted from the change. In addition, a few state insurance departments are reviewing the change to the calculation of monthly deductions.

     For a description of other current legal proceedings, see note 9 of the consolidated financial statements.

     The ultimate outcome of these lawsuits cannot be predicted with certainty. In addition, we and our subsidiaries may become subject to similar litigation in other jurisdictions. Because our insurance subsidiaries were not part of the bankruptcy proceedings of our predecessor company and some of its non-insurance subsidiaries, those proceedings did not discharge any claims asserted in litigation against our insurance subsidiaries.

     The 2002 bankruptcy of our predecessor company and some of its subsidiaries disrupted our operations and damaged the "Conseco" brand. As a result, we may experience lower sales, increased agent attrition and policyholder lapses and redemptions, than we experienced prior to our bankruptcy.

     The filing of bankruptcy petitions by our predecessor company and some of its non-insurance subsidiaries in December 2002 caused significant disruptions to our predecessor's operations. We believe that adverse publicity in national and local media outlets concerning our predecessor's bankruptcy and its disputes with former members of management caused sales of our insurance products to decline and policyholder lapses and redemptions to increase. For example, withdrawals from annuities and other investment-type products exceeded deposits by $77.2 million, $147.4 million and $615.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. Supplemental health premiums collected by our Conseco Insurance Group segment decreased to $661.5 million in 2005 compared to $729.6 million in 2004.

     We also experienced increased agent attrition, which, in some cases, led us to increase agents' commissions or sales incentives in order to retain agents. For example, the number of producing agents and sales managers selling products through the Conseco Insurance Group segment decreased by approximately 34 percent to 6,000 at December 31, 2005, compared to December 31, 2003. The number of career agents selling products through the Bankers Life segment remained at approximately 4,600 throughout 2004 and increased to 4,800 in 2005.

     While we cannot precisely quantify the damage to the Conseco brand caused by the negative publicity of our predecessor's distressed financial condition, we believe these events contributed significantly to the trends indicated above. Our successful emergence from bankruptcy in 2003 and capital restructuring in 2004 and 2005 have begun to reverse some of these trends; however, we do not expect our sales to return to pre-bankruptcy levels in the near-term.

     A failure to improve the financial strength ratings of our insurance subsidiaries could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurer's products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our predecessor company's bankruptcy. This ratings decline caused decreased sales of our insurance products, increased policyholder redemptions and lapses and increased agent attrition, which, in turn, negatively impacted our financial results. The financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) were upgraded in: (i) March 2006 by Moody's; (ii) the second quarter of 2004 by A.M. Best, S&P and Moody's; and
(iii) again in the third quarter of 2004 by Moody's. The current financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)," "BB+" and "Baa3," respectively. The ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)," "CCC" and "Caa1," respectively. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest, respectively, of twenty-one possible ratings. The "Baa3" rating and the "Caa1" rating from Moody's are the tenth and seventeenth highest of twenty-one possible ratings. While our subsidiaries have recently been assigned positive ratings outlooks by these agencies, most of our competitors have higher financial strength ratings and, to be competitive, we believe it is critical to achieve improved ratings.

     If we fail to achieve and maintain an "A" category rating from A.M. Best, we may experience declining sales of our insurance products, defections of our independent and career sales force, and increased policies being redeemed or allowed to lapse. These events would adversely affect our financial results, which could then lead to ratings downgrades.

     Our results of operations may be negatively impacted if we are unable to achieve the goals of our initiatives to restructure our principal insurance businesses or if our planned conversions result in valuation differences.

     Our Conseco Insurance Group segment has experienced decreases in premium revenues and new annualized premiums in recent years as well as expense levels that exceed product pricing expense assumptions. We have implemented several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel; and (iv) increasing retention rates on our more profitable blocks of inforce business. Our efforts to stabilize the profitability of the long-term care block of business in run-off sold through independent agents include premium rate increases, improved claim adjudication procedures and other actions. Many of our initiatives address issues resulting from the substantial number of acquisitions of our predecessor. Between 1982 and 1997, our predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. Our efforts involve improvements to our policy administration procedures and significant systems conversions, such as the elimination of duplicate processing systems for similar business. These initiatives may result in unforeseen expenses, complications or delays, and may be inadequate to address all issues. In addition, changes to our claim adjudication procedures have resulted in increased complaints from our policyholders and, in some cases, have resulted in inquiries from state regulators. Some of these initiatives have only recently begun to be executed, and may not ultimately be successfully completed. While our future operating performance depends greatly on the success of these efforts, even if we successfully implement these measures, they alone may not sufficiently improve our results of operations.

     Conversions to new systems can result in valuation differences between the prior system and the new system. We have recognized such differences in the past. During the fourth quarter of 2005, our conversion to a seriatim-based valuation system to determine reserves for the long-term care block of business in run-off resulted in decreases to insurance liabilities of approximately $38 million. Our planned conversions could result in such valuation adjustments, and there can be no assurance that these adjustments will not have a material adverse effect on future earnings.

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

     We review the adequacy of our premium rates regularly and file proposed rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our net income may decrease. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases were not approved, we would be required to recognize a loss and establish a premium deficiency reserve. During 2005, the financial statements of our subsidiary, Washington National Insurance Company, prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of a premium deficiency reserve of approximately $40 million related to a block of long-term care policies. Due to increases to insurance liabilities at the fresh-start date described in note 7 to the consolidated financial statements, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.

     If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. This would reduce our premium income and profitability in future periods.

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

     The benefit ratio for our long-term care products included in the Other Business in Run-off segment has increased in recent periods and was 100 percent during 2005. We will have to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected. During 2005, 2004 and 2003, we received approvals (excluding rate increases permitted in accordance with the Florida orders described in the following paragraph) for rate increases totaling $6 million, $48 million and $37 million, respectively, relating to this long-term care business, which had approximately $350 million of collected premiums in 2005.

     On home health care policies issued in some areas of Florida and other states, payments made for the benefit of policyholders have exceeded premiums received by a significant margin. Substantially all of these policies were issued through independent agents by certain of our subsidiaries prior to their acquisitions by us in 1996 and 1997. On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, which affects approximately 12,600 home health care policies issued in Florida by Conseco Senior and its predecessor companies. On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,800 home health care policies issued in Florida by one of our other insurance subsidiaries, Washington National Insurance Company and its predecessor companies ("Washington National"). Pursuant to the orders, Conseco Senior and Washington National were required to offer the following three alternatives to holders of these policies:

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

We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005.

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

     We are also seeking rate increases on approximately 65 percent of the total long-term care inforce block in the Bankers Life segment. As a result of higher persistency in this block and lower interest rates than assumed in the original pricing, the current premium rates are too low. This process is proceeding according to plan and, to date, we have already received approval for approximately 70 percent of the total dollar amount of our requested increases. However, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or future requests. If we are unable to obtain these rate increases, the profitability of these policies and the performance of this block of business could be adversely affected. In addition, such rate increases may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

     The limited historical claims experience on our long-term care products could negatively impact our operations if our estimates prove wrong and we have not adequately set premium rates.

     In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty. This is particularly applicable to our long-term care insurance products, for which we have relatively limited historical claims experience. Long-term care products tend to have fewer claims than other health products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount. Also, long-term care products have a much longer tail, meaning that claims are incurred much later in the life of the policy than most other supplemental health products. As a result of these traits, it is difficult to appropriately price this product.

     Our Bankers Life segment has offered long-term care insurance since 1985. Bankers Life's claims experience on its long-term care blocks has generally been lower than its pricing expectations. However, the lapses on these policies have been lower than our pricing expectations and this may result in higher benefit ratios in the future.

     The long-term care insurance businesses included in the Other Business in Run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of such business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have received necessary regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, these blocks experienced benefit ratios of 100 percent in 2005, 103 percent in 2004, 103 percent in the four months ended December 31, 2003 and 170 percent in the eight months ended August 31, 2003. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected. In addition, such rate increases may cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and shareholders' equity.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders primarily based on assumptions made by our actuaries. For our life insurance business, our limit of risk retention for each policy is generally $.8 million or less because amounts above $.8 million are ceded to reinsurers. For our health insurance business, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims, and a reserve for the present value of amounts on incurred claims not yet due. We establish reserves based on assumptions and estimates of factors either established at the fresh-start date for business inforce then or considered when we set premium rates for business written after that date.

     Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in the Other Business in Run-off segment. For example, we increased claim reserves by $85 million during the eight months ended August 31, 2003, as a result of adverse developments and changes in our estimates of ultimate claims for these products. We completed a new claims cost study and developed new continuance tables based on our recent experience which were used to estimate claim reserves at December 31, 2005, resulting in an increase to insurance liabilities of $40 million in the fourth quarter of 2005. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

     Our ability to meet our obligations may be constrained by our subsidiaries' ability to distribute cash to us.

     Conseco, Inc. and CDOC, Inc., our wholly owned subsidiary and a guarantor under our secured credit agreement (the "Amended Credit Facility"), are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay fees for services provided pursuant to service agreements and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of us or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to us and CDOC. In addition, we may need to contribute additional capital to improve the risk-based capital ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. Accordingly, this would limit the ability of CDOC and us to meet debt service requirements and satisfy other financial obligations.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. All of the dividends we plan to have our insurance subsidiaries pay in 2006 will require regulatory approval.

     In accordance with an order from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation. In addition, the risk-based capital and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

     Certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health Insurance Company to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends.

     In addition, we may need to contribute additional capital to strengthen the surplus of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies for higher ratings. During 2005, we made capital contributions of $160.5 million to one of our insurance subsidiaries (Bankers Life & Casualty Company) in an effort to meet such criteria.

     The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last two fiscal years (dollars in millions):

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                       2005           2004
                                                                                       ----           ----
       Dividends...................................................................   $  -           $ 45.8
       Surplus debenture interest, which for 2004 included $148.0 million
         related to prior years....................................................     54.8          192.1
       Fees for services provided pursuant to service agreements...................     90.8           91.0
       Tax sharing payments (refunds)..............................................      1.1          (32.0)
                                                                                      ------         ------

         Total paid................................................................   $146.7         $296.9
                                                                                      ======         ======

     Our Amended Credit Facility contains various restrictive covenants and required financial ratios that limit our operating flexibility.

     As of December 31, 2005, we had $524.6 million principal amount of debt outstanding under our Amended Credit Facility. The Amended Credit Facility imposes a number of covenants and financial ratios as defined in the Amended Credit Facility that we must meet or maintain, including: (i) a debt to total capitalization ratio; (ii) an interest coverage ratio; (iii) an aggregate risk-based capital ratio; and (iv) a combined statutory capital and surplus level. At December 31, 2005, we were in compliance with all of the Amended Credit Facility's covenants and financial ratios. Although our forecasts indicate we will meet and/or maintain all of the Amended Credit Facility's covenants and financial ratios, our ability to do so may be affected by events beyond our control.

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

     S&P has assigned a "BB- (Marginal)" rating on our senior secured debt. In S&P's view, an obligation rated "BB-" is less vulnerable to nonpayment than other speculative issues, but faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. S&P has a total of twenty-two separate categories rating senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)." A "BB-" rating is the thirteenth highest rating. In March 2006, Moody's upgraded our senior secured debt rating to "Ba3" from "B2" with a positive outlook. In Moody's view, an obligation rated "Ba" is judged to have speculative elements and its future can not be considered as being well-assured. The protection of interest and principal payments may be very moderate, and thereby not well-safeguarded during both good and bad times over the future. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)." A "Ba3" rating is the thirteenth highest rating. If we were to require additional capital, either to refinance our existing indebtedness or to help fund future growth, our current senior debt ratings could restrict our access to such capital. A positive outlook by Moody's is an opinion regarding the likely direction of a rating over the medium term.

     Our net income and revenues will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2005, approximately 17 percent of our total insurance liabilities, or approximately $4.3 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

     Federal and state legislation could adversely affect the financial performance of our insurance operations.

     During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and pending legislative proposals concerning healthcare reform contain features that could severely limit, or eliminate, our ability to vary pricing terms or apply medical underwriting standards to individuals, thereby potentially increasing our benefit ratios and adversely impacting our financial results. In particular, Medicare reform could affect our ability to price or sell our products or profitably maintain our blocks in force. For example, the Medicare Advantage program provides incentives for health plans to offer managed care plans to seniors. The growth of managed care plans under this program could decrease sales of the traditional Medicare supplement products we sell.

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

     We sell deferred annuities and some forms of life insurance that are attractive, in part, because policyholders generally are not subject to United States Federal income tax on increases in policy values until some form of distribution is made. Recently, Congress enacted legislation to lower marginal tax rates, to reduce the federal estate tax gradually over a ten-year period (with total elimination of the federal estate tax in 2010) and to increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will expire at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products because the benefit of tax deferral is lessened when tax rates are lower and because fewer people may purchase these products when they can contribute more to individual retirement accounts and 401(k) accounts. Additionally, Congress has considered, from time to time, other possible changes to U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. Such a change would make these products less attractive to prospective purchasers and therefore would likely cause our sales of these products to decline.

     Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability.

     The value of our investment portfolio is subject to numerous factors, which are difficult to predict, and are often beyond our control. These factors include, but are not limited to, the following:

     o Changes in interest rates can reduce the value of our investments as further discussed in the risk factor entitled "Changing interest rates may adversely affect our results of operations".

     o The ability of issuers to make timely repayments on actively managed fixed maturity investments can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 4.4 percent of our actively managed fixed maturity investments as of December 31, 2005. Prior to our emergence from bankruptcy, our predecessor recognized substantial credit-related investment losses when a number of large, highly leveraged issuers experienced significant financial difficulties. For example, we recognized other-than-temporary declines in value on several of our investments, including K-Mart Corp., Amerco, Inc., Global Crossing, MCI Communications, Mississippi Chemical Corporation, United Airlines and Worldcom, Inc. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $14.7 million in 2005; $18.1 million in 2004; $9.6 million in the four months ended December 31, 2003; and $51.3 million in the eight months ended August 31, 2003.

     In order to manage our exposure to credit losses, we have taken a number of specific steps, including:

     o reducing the percentage of below-investment grade fixed maturity investments from 5.9 percent at December 31, 2001, to 4.4 percent at December 31, 2005;

     o implementing conservative portfolio compliance guidelines which generally limit our exposure to single issuer risks; and

     o expanding our portfolio reporting procedures to proactively identify changes in value related to credit risk in a more timely manner.

     Our structured security investments, which comprised 28 percent of our actively managed fixed maturity investments at December 31, 2005, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

     In the event of substantial product surrenders or policy claims, we may be required to maintain highly liquid, and therefore lower-yielding, assets, or to sell assets at a loss, thereby eroding the performance of our portfolio.

     Because a substantial portion of our net income is derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations. In addition, losses on our investment portfolio could reduce the investment returns that we are able to credit to our customers of certain products, thereby impacting our sales and eroding our financial performance.

     Changing interest rates may adversely affect our results of operations.

     Our profitability is directly affected by fluctuating interest rates. While we monitor the interest rate environment and have previously employed hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2005, approximately 41 percent of our insurance liabilities were subject to interest rates that may be reset annually; 46 percent had a fixed explicit interest rate for the duration of the contract; 9 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2005, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 6.6 years, and the duration of our insurance liabilities was approximately 7.3 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $685 million if interest rates were to increase by 10 percent from rates as of December 31, 2005. This compares to a decline in fair value of $630 million based on amounts and rates at December 31, 2004. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

     We face risk with respect to our reinsurance agreements.

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2005, our reinsurance receivables totaled $887.5 million. Our ceded life insurance inforce totaled $18.0 billion. Our eight largest reinsurers accounted for 86 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

     Our business is subject to extensive regulation, which limits our operating flexibility and could result in our insurance subsidiaries being placed under regulatory control or otherwise negatively impact our financial results.

     Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate. Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies. Such agencies have broad administrative powers including: granting and revoking licenses to transact business; regulating sales and other practices; approving premium rate increases; licensing agents; approving policy forms; setting reserve and solvency requirements; determining the form and content of required statutory financial statements; limiting dividends; and prescribing the type and amount of investments insurers can make. The regulations issued by state insurance agencies can be complex and subject to differing interpretations. If a state insurance regulatory agency determines that one of our insurance company subsidiaries is not in compliance with applicable regulations, the subsidiary is subject to various potential administrative remedies including, without limitation, monetary penalties, restrictions on the subsidiary's ability to do business in that state and a return of a portion of policyholder premiums. In addition, regulatory action or investigations could cause us to suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

     During its bankruptcy period and throughout most of 2003, our predecessor operated under heightened scrutiny from state insurance regulators and under certain consent orders, thereby restricting the ability of its insurance subsidiaries to pay dividends or other amounts to any non-insurance company parent without prior approval. Our emergence from bankruptcy in 2003 and the completion of our capital restructuring in 2004 and 2005 reduced the level of scrutiny from our state insurance regulators; however, we cannot be assured that regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs in the future. If our financial condition were to deteriorate, we may be required to enter into similar orders in the future.

     Our insurance subsidiaries are also subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover potential weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2005 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the risk-based capital ratio of Conseco Senior, which has experienced losses on its long-term care business in our Other Business in Run-off segment, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. We contributed $24.9 million to the capital and surplus of Conseco Senior in 2005.

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

     Insurance companies historically have been subject to substantial litigation resulting from claims, disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies typically face policyholder suits and class action suits. We also face significant risks related to regulatory investigations and actions. The litigation and regulatory investigations we are, have been, or may become subject to include matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products and recommending unsuitable products to customers. Our pending legal and regulatory actions include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments focus on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations and inquiries such as information requests, subpoenas and books and record examinations, from state, federal and other authorities. The ultimate outcome of these lawsuits and investigations, however, cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We could also suffer significant reputational harm as a result of such litigation, regulatory action or investigation which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Because our insurance subsidiaries were not part of the bankruptcy proceedings of our predecessor company and some of its non-insurance subsidiaries, those proceedings did not result in the discharge of any claims, including claims asserted in litigation, against our insurance subsidiaries.

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

     Our principal competitors vary by product line. Our main competitors for agent sold long-term care insurance products include Genworth Financial, John Hancock Financial Services and MetLife. Our main competitors for agent sold Medicare supplement insurance products include United HealthCare, Blue Cross and Blue Shield Plans, Mutual of Omaha and United American.

     In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while our Bankers Life segment ranked fourth in annualized premiums of individual long-term care insurance in 2005 with a market share of approximately 9 percent, the top three writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 54 percent during the period. In addition, while our Bankers Life segment was ranked second in annualized premiums of individual Medicare supplement insurance in 2005 with a market share of approximately 26 percent, the top writer of individual Medicare supplement insurance had annualized premiums with a market share of approximately 38 percent during the period.

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

     ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

     ITEM 2. PROPERTIES.

     Our headquarters and the administrative operations of our Conseco Insurance Group segment are located on a Company-owned 142-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The ten buildings on the campus contain approximately 854,500 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. In May 2005, we entered into a listing agreement for the sale/lease of 105,535 square feet of unused office space. In July 2005, we entered into a listing agreement for either the sale of 121,762 square feet or the lease of 115,988 square feet of unused office space, and we also entered into a listing agreement for the sale of approximately 36 acres of undeveloped land. Management believes that our remaining office space is adequate for our needs.

     Our Bankers Life segment is primarily administered from two facilities in downtown Chicago, Illinois. Bankers Life has approximately 114,000 square feet leased under an agreement which expires in 2018 and approximately 222,000 square feet which expires in 2013. We own an office building in Philadelphia, Pennsylvania (127,000 square feet), which serves as the administrative center for the direct marketing operation of our Bankers Life segment. We occupy approximately 60 percent of this space, with the remainder leased to tenants. We also lease 210 sales offices in various states totaling approximately 595,000 square feet. These leases are short-term in length, with remaining lease terms expiring between 2006 and 2011.

     ITEM 3. LEGAL PROCEEDINGS.

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Legal Proceedings" in note 9 "Commitments and Contingencies" to our consolidated financial statements included in Item 8 of this Form 10-K.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      Executive Officers of the Registrant

      Officer                                                             Positions with Conseco, Principal
    Name and Age (a)                                 Since             Occupation and Business Experience (b)
    ----------------                                 -----             --------------------------------------
Eugene M. Bullis, 60..........................  2000     Since November 2002, executive vice president and chief financial officer.  From 2000 until 2002, Mr. Bullis served as chief financial officer of Managed Ops.Com, Inc.  From 1999 until 2000 he was executive vice president and chief financial officer of Manufacturers
                                                         Services, Ltd. and from 1998 to 1999 he served as senior vice president and chief financial officer of Physicians Quality Care.

James E. Hohmann, 50..........................  2004     Since December 2004, executive vice president and chief administrative officer.  Prior to joining Conseco, Mr. Hohmann served as President and CEO of XL Life and Annuity from 2001 until December 2004.  From
                                                         1998 until 2001, he served as president, financial institutions for
                                                         Zurich Kemper Life Insurance Company and before that he was the managing partner of the Tillinghast Life Insurance Practice in Chicago
                                                         for Towers Perrin.

Eric R. Johnson, 45...........................  1997     Since September 2003, president and chief executive officer of 40|86
                                                         Advisors, Inc. (formerly Conseco Capital Management, Inc.), Conseco's wholly-owned registered investment advisor. Mr. Johnson has held various positions since joining Conseco Capital Management, Inc. in
                                                         1997.

William S. Kirsch, 49.........................  2004     Since August 2004, president and chief executive officer and director.
                                                         From September 2003 until August 2004, he served as our executive vice president, general counsel and secretary.  Mr. Kirsch was with
                                                         Kirkland & Ellis LLP from 1981 to 2004.

John R. Kline, 48.............................  1990     Since July 2002, senior vice president and chief accounting officer.
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

-----------

     (a)The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

     (b)Business experience is given for at least the last five years.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     MARKET INFORMATION

     The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2004. There have been no dividends paid or declared on our common stock during this period.

Period                                                              Market price
------                                                          ------------------
                                                                High           Low
                                                                ----           ---
2004:
    First Quarter...........................................  $23.89          $20.90
    Second Quarter..........................................   24.00           17.10
    Third Quarter...........................................   20.06           15.43
    Fourth Quarter..........................................   20.15           16.17

2005:
    First Quarter...........................................  $20.47          $18.80
    Second Quarter..........................................   22.10           19.15
    Third Quarter...........................................   22.75           20.23
    Fourth Quarter..........................................   23.59           19.77

     As of February 24, 2006, there were approximately 74,200 holders of the outstanding shares of common stock, including individual participants in securities position listings.

     DIVIDENDS

     The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future, and is currently limited in doing so pursuant to our credit agreement. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity of the Holding Companies" for a further discussion of these restrictions.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information, as of December 31, 2005, relating to our common stock that may be issued under the Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

                                                                                                Number of securities
                                                                                               remaining available for
                                       Number of securities          Weighted-average           future issuance under
                                    to be issued upon exercise       exercise price of           equity compensation
                                      of outstanding options,      outstanding options,      plans (excluding securities
                                        warrants or rights          warrants or rights        reflected in first column)
                                        ------------------          ------------------        --------------------------
Equity compensation plans
    approved by security holders......        3,536,075                    $19.89                     4,246,802
Equity compensation plans not
    approved by security holders......             -                         -                             -
                                              ---------                    ------                     ---------

Total.................................        3,536,075                    $19.89                     4,246,802
                                              =========                    ======                     =========

                                       33

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                     Successor                      Predecessor
                                                    -------------------------------------  ------------------------------
                                                           Years
                                                           ended             Four months  Eight months      Years ended
                                                         December 31,           ended         ended         December 31,
                                                     ----------------        December 31,   August 31,    ---------------
                                                     2005        2004            2003          2003       2002       2001
                                                     ----        ----            ----          ----       ----       ----
(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA(a)
Insurance policy income..........................    $2,930.1    $2,949.3      $1,005.8      $2,204.3   $3,602.3   $3,992.7
Net investment income............................     1,374.6     1,318.6         474.6         969.0    1,334.3    1,550.0
Net realized investment gains (losses) ..........        (2.9)       40.6          11.8          (5.4)    (556.3)    (340.0)
Total revenues...................................     4,326.5     4,330.0       1,505.5       3,203.4    4,450.4    5,492.0
Interest expense (contractual interest:
  $268.5 for the eight months ended August 31,
  2003; and $345.3 for 2002).....................        58.3        79.5          36.8         202.5      341.9      400.0
Total benefits and expenses......................     3,823.1     3,875.9       1,356.0       1,031.2    6,082.6    5,735.4
Income (loss) before income taxes, minority
  interest, discontinued operations and
  cumulative effect of accounting change.........       503.4       454.1         149.5       2,172.2   (1,632.2)    (243.4)
Cumulative effect of accounting change, net
  of income tax..................................         -           -             -             -     (2,949.2)       -
Net income (loss)................................       324.9       294.8          96.3       2,201.7   (7,835.7)    (405.9)
Preferred stock dividends .......................        38.0        65.5          27.8           -          2.1       12.8
Net income (loss) applicable to common stock.....       286.9       229.3          68.5       2,201.7   (7,837.8)    (418.7)

PER SHARE DATA
Net income, basic................................      $ 1.90      $ 1.73        $  .68
Net income, diluted..............................        1.76        1.63           .67
Book value per common share outstanding..........      $25.42      $21.41        $19.28
Weighted average shares outstanding for
  basic earnings.................................       151.2       132.3         100.1
Weighted average shares outstanding for
  diluted earnings...............................       185.0       155.9         143.5
Shares outstanding at period-end.................       151.5       151.1         100.1

BALANCE SHEET DATA - AT PERIOD END(a)
Total investments................................   $25,041.2   $24,306.3     $22,796.7     $22,018.3  $21,783.7  $25,067.1
Goodwill  .......................................         -           -           952.2          99.4      100.0    3,695.4
Total assets.....................................    31,557.3    30,764.6      29,973.5      28,318.1   46,509.0   61,432.2
Corporate notes payable and commercial paper.....       851.5       768.0       1,300.0           -          -      4,085.0
Liabilities subject to compromise................         -           -             -         6,951.4    4,873.3        -
Total liabilities................................    27,037.5    26,862.4      27,155.9      30,519.5   46,637.9   54,764.7
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts...         -           -             -             -      1,921.5    1,914.5
Shareholders' equity (deficit)...................     4,519.8     3,902.2       2,817.6      (2,201.4)  (2,050.4)   4,753.0

STATUTORY DATA(b) - AT PERIOD END
Statutory capital and surplus....................    $1,603.8    $1,510.0      $1,514.1                $ 1,064.4  $ 1,649.8
Asset valuation reserve ("AVR")..................       142.7       117.0          40.9                     11.6      105.1
Total statutory capital and surplus and AVR......     1,746.5     1,627.0       1,555.0                  1,076.0    1,754.9

-------------

(a) Our financial condition and results of operations have been significantly affected during the periods presented by the discontinued finance operations. As part of the Chapter 11 reorganization of our Predecessor company and some of its non-insurance subsidiaries, we sold the assets of our finance business and exited this line of business. We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of the finance business in our Predecessor's consolidated balance sheet.

(b) We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 2005, and the consolidated results of operations for: (i) the years ended December 31, 2005 and 2004; (ii) the four months ended December 31, 2003; and (iii) the eight months ended August 31, 2003 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the Securities and Exchange Commission, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" in Item 1A provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

     o    performance of our investments;

     o our ability to continue to recruit and retain productive agents and distribution partners and customer response to new products, distribution channels and marketing initiatives;

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

     We conduct our business operations through two operating segments, which are defined on the basis of product distribution, and a third segment comprised of business in run-off. Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through the following segments:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty and Colonial Penn. Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and certain annuity products to the senior market through approximately 4,800 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 IMOs that represent over 6,000 producing independent agents. This segment markets its products under the "Conseco" brand.

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

     For the year ended December 31, 2005, net income after dividends on our preferred stock totaled $286.9 million, or $1.76 per diluted share.

     Despite low ratings and our decisions to discontinue or curtail sales in certain products in order to conserve capital coming out of bankruptcy, collected premiums in our core products have been relatively stable in the post bankruptcy period.

     We continue to focus on the factors that we believe are most important to achieving improved financial strength ratings for our insurance subsidiaries. Our major goals for 2006 are to continue to strengthen our balance sheet and improve our execution on the basics of our business by:

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

     Investments

     At December 31, 2005, the carrying value of our investment portfolio was $25.0 billion. The accounting risks associated with investments relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on structured securities when we estimate yields on such securities. When actual prepayments differ from our estimates, the adjustment to yield is recognized as investment income (loss).

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security's net realizable value that we deem to be other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. During the year ended December 31, 2005, we recorded $14.7 million of such writedowns of investments.

     Our evaluation of investments for impairment requires significant judgments, including: (i) the identification of potentially impaired securities;
(ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of a realized investment loss at that time.

     Our assessment of whether unrealized losses are "other than temporary" requires consideration of the following factors: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) our view of the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values. At December 31, 2005, our net accumulated other comprehensive income included gross unrealized losses on investments of $238.2 million, which we consider to be temporary declines in estimated fair value.

     When the cost basis of a security is written down to fair value due to an other than temporary decline, we review the circumstances of that particular investment in relation to other investments in our portfolio. If such circumstances exist with respect to other investments, those investments are also written down to fair value. Future events may occur, or additional or updated information may become available, which may necessitate future realized losses of securities in our portfolio. Significant realized losses on our investments could have a material adverse effect on our earnings in future periods.

     Estimated fair values for our investments are determined by using nationally recognized pricing services, broker-dealer market makers and internally developed methods. Our internally developed methods require us to make judgments about the security's credit quality, liquidity and market spread.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

       During 2005, we sold $7.5 billion of fixed maturity investments which resulted in net realized investment gains of $4.2 million. Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate gains. In certain circumstances, when securities are selling at prices which exceed our view of their current fair value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. Of those fixed maturity investments sold in 2005, $3.7 billion resulted in gross investment losses (before income taxes) of $82.3 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality;
(v) identification of a superior investment alternative; or (vi) changes in expected liability cash flows.

     We generally seek to balance the duration and cash flows of our invested assets with the estimated duration and cash flows of benefit payments arising from contract liabilities. These efforts may cause us to sell investments before their maturity date and could result in the realization of net realized investment gains (losses). When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. In certain circumstances, a mismatch of the durations or related cash flows of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position. See "-- Quantitative and Qualitative Disclosures About Market Risks" for additional discussion of the duration of our invested assets and insurance liabilities.

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

     The value assigned to the right to receive future cash flows from policies existing at September 10, 2003 (the effective date of the reorganization of our Predecessor) is referred to as the value of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described below. We expect to amortize approximately 12 percent of the December 31, 2005 balance of value of policies inforce in 2006, 11 percent in 2007, 10 percent in 2008, 8 percent in 2009 and 8 percent in 2010.

     The cost of policies produced are those costs that vary with, and are primarily related to, producing new insurance business in the period after September 10, 2003. We amortize these costs (using the interest rate credited to the underlying policy for universal life or investment-type products and the projected investment earnings rate for other products): (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to future anticipated premium revenue for other products.

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

     At December 31, 2005, the combined balance of the value of policies inforce and cost of policies produced was $3.2 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of the value of policies inforce and the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

     The assumptions we use to amortize and evaluate the recoverability of the value of policies inforce and the cost of policies produced both involve significant judgment. A revision to these assumptions could have a significant adverse effect on our results of operations and financial position.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. In addition, the use of the Company's NOLs is dependent, in part, on whether: (i) the IRS affirms the tentative settlement agreement related to the allocation of the tax loss on our predecessor's investment in CFC (the "CFC loss"); and (ii) the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. These matters are described below.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004 and 2005, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million in 2004 and $585.8 million in 2005. However, we are required to continue to hold a valuation allowance of $1,043.8 million because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities). There is no limitation on the ability to utilize NOLs generated by a life insurance company.

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year.

     The reduction in our deferred income tax valuation allowance is accounted for pursuant to SOP 90-7, as follows: (i) first, to eliminate goodwill; (ii) second, to eliminate other intangible assets; and (iii) last, as an addition to paid-in capital. Since all goodwill and applicable intangible assets were eliminated in 2004, the reduction of any remaining portion of our deferred income tax valuation allowance will be accounted for as an addition to paid-in capital pursuant to SOP 90-7. Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2003.............................................  $2,362.1
         Realization of deferred income taxes recognized
            in 2004 (a).........................................................    (168.6)
         Release of tax valuation reserve related to unrealized
            gains during 2004 (a)...............................................     (65.4)
         Recovery of amounts related to our bankruptcy and
            state taxes (a).....................................................      (4.1)
         Increase in deferred tax assets related to the worthlessness
            of CFC..............................................................     500.1
         Release of valuation allowance (a).....................................    (947.0)
         Deferred tax assets not realizable.....................................     (47.5)
                                                                                  --------

       Balance at December 31, 2004.............................................   1,629.6

         Release of valuation allowance (b).....................................    (585.8)
                                                                                  --------

       Balance at December 31, 2005.............................................  $1,043.8
                                                                                  ========

--------------

(a) There is a corresponding increase (decrease) for these items in the following accounts: (i) goodwill - ($952.2) million; (ii) other intangible assets - $(171.1) million; and (iii) additional paid-in capital - $61.8 million.

(b)  There is a corresponding increase to additional paid-in capital.

     As of December 31, 2005, we had $4.6 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                     loss carryforwards(a)                                                  Total loss carryforwards
                     ---------------------    Capital loss         Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2006.......      $     .1   $     .1        $  5.5             $    5.7            $    5.7          $    -
     2007.......           5.7        -           459.7                465.4               465.4               -
     2008.......           -           .1         583.7                583.8               583.8               -
     2009.......           -         10.5          86.2                 96.7                10.5              86.2
     2010.......           -          2.6           -                    2.6                 2.6               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -         15.1           -                   15.1                15.1               -
     2016.......          49.3        -             -                   49.3                49.3               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)   12.0           -                2,182.6                56.1           2,126.5
     2019.......           -           .7           -                     .7                  .7               -
     2020.......          63.5        -             -                   63.5                 -                63.5
     2022.......           -          -             -                    -                   -                 -
     2023.......           -      2,125.9 (a)       -                2,125.9                76.2           2,049.7
     2024.......           -          1.3           -                    1.3                 -                 1.3
     2025.......           -        106.9           -                  106.9                 -               106.9
                      --------   --------      --------             --------            --------          --------

     Total......      $2,322.4   $2,275.6      $1,135.1             $5,733.1            $1,299.0          $4,434.1
                      ========   ========      ========             ========            ========          ========

-------------
     (a) The allocation of the NOLs summarized above assumes: (i) the IRS affirms the tentative settlement agreement related to the allocation of the CFC loss; and (ii) the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. These matters are described below. If the IRS does not approve the tentative settlement agreement, a question would exist as to whether $2.1 billion of NOLs expiring in 2018 relate to the life companies (as presented above) or to the non-life companies. If the IRS approves the tentative settlement agreement but disagrees with the tax position we plan to take with respect to the allocation of cancellation of indebtedness income, and their position prevails, $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

     The following paragraphs describe some of the open matters related to the classification of our NOLs.

     Conseco and its affiliates are currently under examination by the IRS for the tax year ending December 31, 2003. During the 2003 audit, the IRS questioned the Company's tax position on the CFC loss, and requested Technical Advice from the National Office of the IRS. The Technical Advise Memorandum ("TAM") issued by the National Office confirmed the Company's position that the CFC loss would be treated as a post-emergence loss and therefore would not be subject to the
Section 382 limitation. However, the TAM was adverse to the Company's position that the CFC loss was incurred by a life insurance company. The Company then requested, pursuant to its appeal rights, that the issue be resolved through the IRS's Fast-Track resolution process, and a settlement was reached. The settlement was incorporated as an adjustment in the audit. The tentative settlement characterized $2.1 billion of the CFC loss as life insurance company losses and the remaining amount as non-life losses prior to application of the cancellation of indebtedness attribute reductions described below. Due to the carryback of capital losses during the audit period resulting in a refund in excess of $2 million, the audit is not final until the Joint Committee on Taxation (the "Joint Committee"), which is a committee composed of 10 members (five of whom are members of the Committee on Finance of the United States Senate and five of whom are members of the Committee on Ways and Means of the United States House of Representatives), has approved it. Generally, the IRS must audit and the Joint Committee must approve any tax years in which there is a refund in excess of $2 million, as required by Internal Revenue Code Section 6405. The IRS has proposed to the Joint Committee, in a special report as mandated by IRC ss.6405(b), that the audited tax years for 2002-2003 be accepted as adjusted. This special report was sent to the Joint Committee in February of 2006. If the Joint Committee does not approve the audit, the Committee will explain its objections to the IRS and the IRS must then address those objections in the audit and resubmit the audit for approval. Review by the Joint Committee can take as long as nine months to complete.

     Based on our current assessment, we believe that it would be appropriate to reduce the valuation allowance by an additional $275 million if the tentative settlement is ultimately approved. However, the actual reduction would be based on the facts and circumstances existing on such date, if the tentative settlement were approved.

     The Code provides that any income realized as a result of the cancellation of indebtedness in bankruptcy (cancellation of debt income or "CODI") must reduce NOLs. We realized an estimated $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs. However, if the IRS were to disagree with our interpretation and ultimately prevail, we believe $631 million of NOLs classified as life company NOLs would be re-characterized as non-life NOLs and subject to the 35% limitation discussed above. Such a re-characterization would also extend the year of expiration as life company NOLs expire after 15 years whereas non-life NOLs expire after 20 years. The Company does not expect the IRS to consider this issue for a number of years.

     Liabilities for Insurance Products

     At December 31, 2005, the total balance of our liabilities for insurance products was $25.4 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

     Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.

     In accordance with SOP 90-7, the Successor established insurance liabilities and an asset for the value of policies inforce at the Effective Date using current assumptions. The adjustments to the Predecessor's liabilities for insurance products as of August 31, 2003 are summarized below (dollars in millions):

                                                                          Predecessor      Fresh start         Successor
                                                                         balance sheet     adjustments       balance sheet
                                                                         -------------     -----------       -------------
Liabilities for insurance products:
    Traditional and limited payment products:
       Traditional life insurance products...............................   $ 1,885.3         $  320.3        $ 2,205.6
       Limited pay annuities.............................................       880.0            140.0          1,020.0
       Individual accident and health ...................................     5,245.8          1,887.9          7,133.7
       Group life and health.............................................       692.0            136.7            828.7
       Unearned premiums.................................................         3.3              -                3.3
                                                                            ---------         --------        ---------

          Total liabilities for traditional and limited payment products.     8,706.4          2,484.9         11,191.3
                                                                            ---------         --------        ---------

    Interest-sensitive products:
       Investment contracts .............................................     8,489.8            132.9          8,622.7
       Universal life products ..........................................     3,994.6            (15.4)         3,979.2
                                                                            ---------         --------        ---------

          Total liabilities for interest-sensitive products..............    12,484.4            117.5         12,601.9
                                                                            ---------         --------        ---------

    Other liabilities for insurance products:
       Separate accounts and investment trusts ..........................        87.7              -               87.7
       Claims payable and other policyholder funds ......................       897.1            (10.3)           886.8
                                                                            ---------         --------        ---------

          Total other liabilities for insurance
              products...................................................       984.8            (10.3)           974.5
                                                                            ---------         --------        ---------

Total liabilities for insurance products.................................   $22,175.6         $2,592.1        $24,767.7
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

     The performance of our long-term care business (especially the acquired block originally sold through independent agents) has generally been unfavorable relative to the Predecessor's assumptions established when these blocks of business were acquired. For example, variances in actual morbidity, lapses and expenses have been unfavorable compared to original estimates. Approximately $1.4 billion of the increase to insurance liabilities was the result of changes in non-interest assumptions for our long-term care policies. Our assumption changes for the long-term care business included: (i) changes in morbidity assumptions from estimates made when the business was acquired to recent Company experience; (ii) changes in mortality assumptions related to certain blocks of this business from the 1958 and 1980 Commissioners Standard Ordinary Mortality table to the 1983 Group Annuity Mortality table; and (iii) changes in ultimate lapse ratios from a range of approximately 3 percent to 5.5 percent prior to the adoption of fresh start accounting to a range of 2 percent to 3.5 percent.

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

     Liabilities for Loss Contingencies Related to Lawsuits and Our Guarantees of Bank Loans and Related Interest Loans

     We are involved on an ongoing basis in arbitrations and lawsuits, including purported class actions, relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in a pending class action lawsuit asserting claims under the securities laws. The ultimate outcome of these legal matters cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a significant impact on our results of operations and financial position.

     In conjunction with the Plan, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans which exceed $230 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2005, we have estimated that approximately $34.4 million of the D&O balance (which is included in other assets) is collectible (net of the cost of collection). An allowance has been established to reduce the recorded balance of the D&O loans to this balance.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $17.5 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     RESULTS OF OPERATIONS:

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

     The following tables and narratives summarize the operating results of our segments (dollars in millions):

                                                                                  Successor               Predecessor
                                                                  -----------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                     December 31,            ended           ended
                                                                  ----------------        December 31,     August 31,
                                                                 2005         2004            2003            2003
                                                                 ----         ----            ----            ----
Income (loss) before net realized investment gains
    (losses), net of related amortization, income taxes
    and discontinued operations (a non-GAAP measure)(a):
      Bankers Life ..........................................    $254.4      $ 228.9           $ 82.1         $  154.6
      Conseco Insurance Group................................     256.7        257.7             85.9            316.1
      Other Business in Run-off..............................      77.2         65.8             13.5           (177.6)
      Corporate operations...................................     (84.8)      (125.5)           (42.7)         1,884.1
                                                                 ------      -------           ------         --------

                                                                  503.5        426.9            138.8          2,177.2
                                                                 ------      -------           ------         --------
Net realized investment gains (losses), net of related
    amortization:
      Bankers Life ..........................................      (2.6)        12.7              3.4              5.0
      Conseco Insurance Group................................       3.4         12.8              8.4            (16.2)
      Other Business in Run-off..............................        .5          4.5              (.7)             6.3
      Corporate operations...................................      (1.4)        (2.8)             (.4)             (.1)
                                                                 ------      -------           ------         --------

                                                                   (.1)         27.2             10.7             (5.0)
                                                                 -----       -------           ------         --------
Income (loss) before income taxes:
      Bankers Life ..........................................     251.8        241.6             85.5            159.6
      Conseco Insurance Group................................     260.1        270.5             94.3            299.9
      Other Business in Run-off..............................      77.7         70.3             12.8           (171.3)
      Corporate operations...................................     (86.2)      (128.3)           (43.1)         1,884.0
                                                                 ------      -------           ------         --------

       Income before income taxes and discontinued
         operations..........................................    $503.4      $ 454.1           $149.5         $2,172.2
                                                                 ======      =======           ======         ========

------------

(a) We believe that an analysis of income (loss) before net realized investment gains (losses), net of related amortization, and income taxes (a non-GAAP measure) is important to evaluate the financial performance of our business, and is a measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because realized gains or losses can be affected by events that are unrelated to a company's underlying fundamentals. However, the non-GAAP measure does not replace the corresponding GAAP measure. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

Bankers Life (dollars in millions)
                                                                                Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended            ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Premium collections:
     Annuities.............................................  $  951.1        $  950.5       $  253.8         $  698.4
     Supplemental health...................................   1,227.5         1,188.5          407.9            759.6
     Life..................................................     237.2           180.9           58.6            102.7
                                                             --------        --------       --------         --------

       Total collections...................................  $2,415.8        $2,319.9       $  720.3         $1,560.7
                                                             ========        ========       ========         ========

Average liabilities for insurance products:
     Annuities:
         Mortality based...................................  $  357.5        $  356.5       $  331.8         $  286.5
         Equity-indexed....................................     324.9           276.5          262.9            264.8
         Deposit based.....................................   4,091.8         3,506.7        3,150.1          2,847.7
     Health................................................   3,061.2         2,803.1        2,620.8          1,916.3
     Life:
         Interest sensitive................................     353.8           335.4          333.0            324.4
         Non-interest sensitive............................     752.2           749.3          747.3            652.4
                                                             --------        --------       --------         --------

           Total average liabilities for insurance
             products, net of reinsurance ceded............  $8,941.4        $8,027.5       $7,445.9         $6,292.1
                                                             ========        ========       ========         ========
Revenues:
     Insurance policy income...............................  $1,507.0        $1,405.1       $  456.8         $  892.7
     Net investment income:
       General account invested assets.....................     488.8           422.6          128.9            253.4
       Equity-indexed products based on the change
         in value of options...............................      (2.6)            2.6            6.6              4.8
       Trading account income related to policyholder
         and reinsurer accounts............................      (6.1)            3.7            5.2              -
       Change in value of embedded derivatives related
         to modified coinsurance agreements................       6.1            (3.7)          (5.2)             -
     Fee revenue and other income..........................       1.8             1.9             .5               .9
                                                             --------        --------       --------         --------

         Total revenues....................................   1,995.0         1,832.2          592.8          1,151.8
                                                             --------        --------       --------         --------

Expenses:
     Insurance policy benefits.............................   1,216.8         1,099.9          336.4            692.4
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below............     165.4           149.5           50.6             89.5
       Equity-indexed products based on change in
         value of indices..................................       1.7             8.6            8.8             13.2
     Amortization related to operations....................     199.8           182.6           62.3            113.4
     Interest expense on investment borrowings.............       1.7             2.6             .8              3.4
     Other operating costs and expenses....................     155.2           160.1           51.8             85.3
                                                             --------        --------       --------         --------

         Total expenses....................................   1,740.6         1,603.3          510.7            997.2
                                                             --------        --------       --------         --------

Income before net realized investment gains (losses),
     net of related amortization, income taxes and
     discontinued operations...............................     254.4           228.9           82.1            154.6
                                                             --------        --------       --------         --------

       Net realized investment gains (losses)..............      (3.6)           17.4            3.4              5.5
       Amortization related to net realized investment
         gains (losses)....................................       1.0            (4.7)           -                (.5)
                                                             --------        --------       --------         --------

           Net realized investment gains (losses),
             net of related amortization...................      (2.6)           12.7            3.4              5.0
                                                             --------        --------       --------         --------

Income before income taxes and discontinued operations.....  $  251.8        $  241.6       $   85.5         $  159.6
                                                             ========        ========       ========         ========


                                   (continued)

                         (continued from previous page)

                                                                              Successor                  Predecessor
                                                               ---------------------------------------   ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits........................     $1,001.7         $929.2          $283.7          $578.5
       Benefit ratio (a)................................        81.5%          78.0%           73.1%           75.3%

     Medicare supplement:
       Insurance policy benefits........................       $468.2         $443.3          $133.3          $283.3
       Benefit ratio (a)................................        71.6%          68.9%           62.8%           66.4%

     Long-term care:
       Insurance policy benefits........................       $526.2         $477.5          $148.0          $287.2
       Benefit ratio (a)................................        93.6%          89.3%           86.1%           86.1%
       Interest-adjusted benefit ratio (b)..............        65.1%          62.3%           60.0%           69.3%

     Other:
       Insurance policy benefits........................         $7.3           $8.4            $2.4            $8.0
       Benefit ratio (a)................................        59.8%          63.4%           63.8%          101.1%

----------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $160.3 million in 2005; $144.2 million in 2004; $44.7 million in the four months ended December 31, 2003; and $56.1 million in the eight months ended August 31, 2003.

     Total premium collections were $2,415.8 million in 2005; $2,319.9 million in 2004; $720.3 million in the four months ended December 31, 2003; and $1,560.7 million in the eight months ended August 31, 2003. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded, were $8.9 billion in 2005; $8.0 billion in 2004; $7.4 billion in the four months ended December 31, 2003; and $6.3 billion in the eight months ended August 31, 2003. The increase in such liabilities since August 31, 2003, was primarily due to increases in annuity reserves resulting from new sales of these products in recent periods. The increase in such liabilities for the four months ended December 31, 2003, was primarily due to the adoption of fresh start accounting and its effects on the reserves for our health insurance.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $488.8 million in 2005; $422.6 million in 2004; $128.9 million in the four months ended December 31, 2003; and $253.4 million in the eight months ended August 31, 2003. The average balance of general account invested assets was $8.6 billion in 2005; $7.7 billion in 2004; $7.0 billion in the four months ended December 31, 2003; and $6.6 billion in the eight months ended August 31, 2003. The average yield on these assets was 5.7 percent in 2005; 5.5 percent in 2004; 5.5 percent in the four months ended December 31, 2003; and 5.7 percent in the eight months ended August 31, 2003. The increase in general account invested assets is primarily due to sales of our annuity products in recent periods. This segment's investment income included income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) of $3.0 million in 2005 and $4.7 million in 2004. The yields in 2004 and for the four months ended December 31, 2003, reflected the adoption of fresh start accounting which reset the yields to market rates at August 31, 2003.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs attributable to benefits provided were $7.8 million in 2005; $7.1 million in 2004; $2.9 million in the four months ended December 31, 2003; and $7.7 million in the eight months ended August 31, 2003. These costs are reflected in net investment income. Investment income related to equity-indexed products before these costs was $5.2 million in 2005; $9.7 million in 2004; $9.5 million in the four months ended December 31, 2003; and $12.5 million in the eight months ended August 31, 2003. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading securities, which are designed to act as hedges for embedded derivatives related to certain modified coinsurance agreements. The income on our trading account securities is designed to be substantially offset by the change in value of embedded derivatives related to modified coinsurance agreements described below.

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

     The Medicare supplement business consists of both individual and group policies. Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes, which differ from the amounts reported for GAAP purposes), after three years, of not less than 65 percent on individual products and not less than 75 percent on group products. The benefit ratio experienced in 2005 reflected a $2.0 million claim reserve deficiency resulting from the ultimate development of reserves at December 31, 2004, as well as a higher level of paid claims compared to 2004. In 2004, we recognized $1.5 million of positive developments from reserves established in prior periods. Our loss experience in the four months ended December 31, 2003 was favorably impacted by positive developments of $5.8 million from insurance liabilities established in prior periods.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserve is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business increased in 2005, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous products which had lower pricing assumptions. To date, these new products have been approved by the regulatory authorities in 46 states. During 2005, we made certain adjustments to the assumptions we use to calculate insurance liabilities for future long-term care benefits, resulting in a net reduction to insurance liabilities of $6.4 million. The primary change related to policies that provide for increased benefits to reflect inflation. Our previous assumptions had reflected the increased projected benefit costs for the inflation benefit in insurance liabilities at the time of billing immediately prior to the policy anniversary date which was earlier than the actual terms of the policy. Our new method calculates the increased projected benefit costs on the policy anniversary date which is in accordance with the actual terms of the policy. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The decrease in the interest-adjusted benefit ratio for the four months ended December 31, 2003, was primarily due to the adoption of fresh start accounting which increased the assets backing such insurance liabilities.

     We are seeking rate increases on approximately 65 percent of the total long-term care inforce block in the Bankers Life segment. As a result of higher persistency in this block and lower interest rates than assumed in the original pricing, the current premium rates are too low. This process is proceeding according to plan and, to date, we have already received approval for approximately 70 percent of the total dollar amount of our requested rate increases.

     The benefit ratios on our other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $165.4 million in 2005; $149.5 million in 2004; $50.6 million in the four months ended December 31, 2003; and $89.5 million in the eight months ended August 31, 2003. The increases were primarily due to increases in annuity reserves (resulting from higher sales of these products) partially offset by lower average crediting rates. The weighted average crediting rates for these products were 3.7 percent in 2005; 3.9 percent in 2004; 4.4 percent for the four months ended December 31, 2003; and 4.2 percent for the eight months ended August 31, 2003.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. In addition, during 2005, we recognized additional amortization expense of $4.4 million to reflect revisions to our calculations related to prior period amounts. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Bankers Life's amortization expense in the first eight months of 2003 was not comparable to subsequent periods due to the application of fresh start accounting effective August 31, 2003.

     Interest expense on investment borrowings fluctuated with our investment borrowing activities and the interest rates thereon.

     Other operating costs and expenses in our Bankers Life segment were $155.2 million in 2005; $160.1 million in 2004; $51.8 million in the four months ended December 31, 2003; and $85.3 million in the eight months ended August 31, 2003. The decrease in 2005, as compared to 2004, was due primarily to: (i) lower policy maintenance expenses reflecting our cost reduction initiatives, partially offset by; (ii) higher advertising expenses in our direct response marketing channel and higher commission expense. These expenses were higher in 2004 compared to the 2003 periods due primarily to higher sales and career agency infrastructure costs and lower reinsurance expense allowances. Other operating costs and expenses, excluding commission expenses, for this segment were $135.4 million in 2005; $144.4 million in 2004; $45.4 million in the four months ended December 31, 2003; and $75.9 million in the eight months ended August 31, 2003.

     Net realized investment gains (losses) fluctuated each period. During 2005, net realized investment gains (losses) in this segment included $.9 million of net losses from the sales of investments (primarily fixed maturities), and $2.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2004, net realized investment gains in this segment included $21.5 million of net gains from the sales of investments (primarily fixed maturities), net of $4.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, net realized investment gains in this segment included $8.6 million of net gains from the sales of investments (primarily fixed maturities), net of $5.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, net investment gains included $20.5 million of net gains from the sales of investments (primarily fixed maturities), net of $15.0 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(1.0) million in 2005; $4.7 million in 2004; nil in the four months ended December 31, 2003; and $.5 million in the eight months ended August 31, 2003.

Conseco Insurance Group (dollars in millions)

                                                                                Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Premium collections:
     Annuities............................................  $   161.7       $    63.7       $    18.1       $    74.0
     Supplemental health..................................      661.5           729.6           272.0           525.3
     Life.................................................      335.0           372.3           131.5           280.7
                                                            ---------       ---------       ---------       ---------

       Total collections..................................  $ 1,158.2       $ 1,165.6       $   421.6       $   880.0
                                                            =========       =========       =========       =========

Average liabilities for insurance products:
     Annuities:
     Mortality based......................................  $   269.8       $   245.2       $   243.5       $   171.0
       Equity-linked......................................    1,349.0         1,485.5         1,561.4         1,514.7
       Deposit based......................................    3,470.2         3,790.4         4,027.8         4,245.4
       Separate accounts and investment trust liabilities.       30.6            33.9            50.1           401.3
     Health...............................................    2,375.1         2,331.6         2,286.3         2,045.4
     Life:
       Interest sensitive.................................    3,121.0         3,249.1         3,349.8         3,407.8
       Non-interest sensitive.............................    1,431.0         1,446.2         1,485.3         1,495.3
                                                            ---------       ---------       ---------       ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded.......................  $12,046.7       $12,581.9       $13,004.2       $13,280.9
                                                            =========       =========       =========       =========
Revenues:
     Insurance policy income..............................  $ 1,064.0       $ 1,148.4       $   398.5       $   892.8
     Net investment income:
       General account invested assets....................      718.6           702.3           242.2           557.3
       Equity-indexed products............................      (16.3)           17.5            40.0            25.3
       Trading account income related to policyholder and
         reinsurer accounts...............................       (3.3)            5.2             7.5             -
       Change in value of embedded derivatives related to
         modified coinsurance agreements..................        3.0            (1.2)           (1.0)            -
     Fee revenue and other income.........................        1.9             4.8              .5            17.0
                                                            ---------       ---------       ---------       ---------

       Total revenues.....................................    1,767.9         1,877.0           687.7         1,492.4
                                                            ---------       ---------       ---------       ---------

Expenses:
     Insurance policy benefits............................      798.5           844.5           279.7           454.5
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below...........      254.5           260.9            94.9           218.4
       Equity-indexed products............................       12.6            45.7            46.8            73.4
     Amortization related to operations...................      168.6           156.7            63.2           202.7
     Interest expense on investment borrowings............        4.9             5.2             1.6             4.7
     Other operating costs and expenses...................      272.1           306.3           115.6           222.6
                                                            ---------       ---------       ---------       ---------

       Total expenses.....................................    1,511.2         1,619.3           601.8         1,176.3
                                                            ---------       ---------       ---------       ---------

Income before net realized investment gains (losses),
     net of related amortization, income taxes and
     discontinued operations..............................      256.7           257.7            85.9           316.1
                                                            ---------       ---------       ---------       ---------

     Net realized investment gains (losses)...............        1.6            21.5             9.5           (17.1)
     Amortization related to net realized investment
       (gains) losses.....................................        1.8            (8.7)           (1.1)             .9
                                                            ---------       ---------       ---------       ---------

       Net realized investment gains (losses),
         net of related amortization......................        3.4            12.8             8.4           (16.2)
                                                            ---------       ---------       ---------       ---------

Income before income taxes and
     discontinued operations..............................  $   260.1       $   270.5       $    94.3       $   299.9
                                                            =========       =========       =========       =========

                                   (continued)

                         (continued from previous page)

                                                                               Successor                 Predecessor
                                                               ---------------------------------------   ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits......................         $462.0         $492.9          $171.4          $381.3
       Benefit ratio (a)..............................          68.7%          67.0%           64.9%           71.0%

     Medicare supplement:
       Insurance policy benefits......................         $178.5         $225.5           $86.5          $167.2
       Benefit ratio (a)..............................          59.4%          63.2%           66.6%           65.5%

     Specified disease:
       Insurance policy benefits......................         $273.6         $256.9           $74.5          $184.7
       Benefit ratio (a)..............................          76.2%          71.0%           61.6%           75.8%
       Interest-adjusted benefit ratio (b)............          45.1%          40.9%           30.6%           46.3%

     Other:
       Insurance policy benefits......................           $9.9          $10.5           $10.4           $29.4
       Benefit ratio (a)..............................          75.9%          64.6%           79.1%           76.7%

-------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $111.7 million in 2005; $108.8 million in 2004; $37.4 million in the four months ended December 31, 2003; and $71.8 million in the eight months ended August 31, 2003.

     Collections on insurance products were $1,158.2 million in 2005; $1,165.6 million in 2004; $421.6 million in the four months ended December 31, 2003; and $880.0 million in the eight months ended August 31, 2003. Decreases in premium collections have been significantly impacted by decreases in collected premiums on Medicare supplement policies in this segment, which were $288.8 million in 2005; $351.7 million in 2004; $134.2 million in the four months ended December 31, 2003; and $250.4 million in the eight months ended August 31, 2003. We implemented increases in premium rates in both 2005 and 2004. These rate increases resulted in higher than expected lapses which reduced premiums collected for this segment. In addition, we believe premium collections in this segment have been impacted by our A.M. Best financial strength rating. See "Premium Collections" for further analysis of fluctuations in premiums collected by product. The premiums collected by this segment have decreased in each of the last two years. We expect further decreases in 2006.

     Average liabilities for insurance products, net of reinsurance ceded were $12.0 billion in 2005; $12.6 billion in 2004; $13.0 billion in the four months ended December 31, 2003; and $13.3 billion in the eight months ended August 31, 2003. The decrease in such liabilities was due primarily to policyholder redemptions and lapses exceeding new sales due in part to our A.M. Best financial strength rating. The liabilities for insurance products in this segment were not significantly affected by the adoption of fresh start accounting.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $718.6 million in 2005; $702.3 million in 2004; $242.2 million in the four months ended December 31, 2003; and $557.3 million in the eight months ended August 31, 2003. The average balance of general account invested assets was $12.1 billion in 2005; $12.5 billion in 2004; $12.7 billion in the four months ended December 31, 2003; and $13.7 billion in the eight months ended August 31, 2003. The average yield on these assets was 5.9 percent in 2005; 5.6 percent in 2004; 5.7 percent in the four months ended December 31, 2003; and 6.1 percent in the eight months ended August 31, 2003. This segment's investment income included income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) of $22.8 million and $5.0 million in 2005 and 2004, respectively. This additional investment income in 2005 resulted in additional amortization expense of $9.4 million to reflect the higher gross profits for universal life and investment-type products. The decreases in yields in 2004 and for the four months ended December 31, 2003, reflected the adoption of fresh start accounting which effectively reset the yields to market rates at August 31, 2003.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Option costs that are attributable to benefits provided were $34.2 million in 2005; $37.7 million in 2004; $16.2 million in the four months ended December 31, 2003; and $45.8 million in the eight months ended August 31, 2003. These costs are reflected in net investment income. Net investment income (loss) related to equity-indexed products before these costs were $22.2 million in 2005; $48.8 million in 2004; $51.8 million in the four months ended December 31, 2003; and $71.1 million in the eight months ended August 31, 2003. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(4.3) million in 2005; $6.4 million in 2004; and $4.4 million in the four months ended December 31, 2003. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading securities which are designed to act as hedges for embedded derivatives related to certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy. The income on our trading account securities is designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) certain amounts included in insurance policy benefits.

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

     Fee revenue and other income in the eight months ended August 31, 2003 included $15.6 million of income earned by a subsidiary that earned fees for marketing insurance products of other companies. This subsidiary was sold in September 2003, resulting in decreased fee revenue in subsequent periods.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios and, in the eight months ended August 31, 2003, as a result of a change in estimate of future losses on certain policies, as discussed below. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products in 2005 and 2004 were impacted by rate increases. The higher rates caused an increase in policyholder lapses. The release of the policy benefit reserve related to the lapsed business contributed to the lower benefit ratios in 2005 and 2004. Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (as calculated based on amounts reported for statutory accounting purposes, which differ from the amounts reported for GAAP purposes), after three years, of not less than 65 percent on these products. On a statutory accounting basis, such benefit ratios exceeded the minimum requirement in 2005 and 2004.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately 78 percent of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. In addition, the benefit ratio for 2005 reflects unfavorable claim experience. The benefit ratio in this block of business is affected by the number of policies which lapse in a period. When policies lapse before reaching the specified age when the return of premium is payable, the reserve established for such benefit through the lapse date is released, resulting in lower insurance policy benefits for the period. In the third quarter of 2004, we changed the criteria pursuant to which we consider a specified disease policy to be lapsed. Although our specified disease policies generally may be lapsed for non-payment of premiums after being delinquent for 90 days, policyholders are permitted to reinstate their coverage by paying past due premiums prior to our final lapse notice. In addition, timing differences and delays in billing, receipt and processing of premiums can affect whether a policy has, in fact, lapsed. We revised our previous methodology of determining which policies have lapsed to consider the fact that many policyholders whose payments are delinquent past their grace periods may, in fact, reinstate their coverage through payment of past due premiums. These changes resulted in an increase to reserves of approximately $6 million in 2004. The effect of variances in lapse rates from our expectations were partially offset by reduced amortization of insurance acquisition costs of $2.2 million in 2004. We had favorable claims experience in the four months ended December 31, 2003. We experienced higher than expected incurred claims on certain cancer insurance policies during the first eight months of 2003.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business. Although the benefit ratio on this business reflected improved experience in 2004, we expect continued fluctuations in the future.

     From time-to-time, we experience higher (or lower) than expected death claims in the life business of the Conseco Insurance Group segment. For example, during the first quarter of 2004, we experienced adverse life mortality of approximately $4.4 million. Since the first quarter of 2004, our life mortality experience generally returned to levels comparable to previous periods.

     In August 2003, we decided to change a non-guaranteed element of certain Conseco Insurance Group policies that was not required by the policy. This change eliminated the former practice of reducing the cost of insurance charges below the levels permitted under the policies. As a result, our estimates of future expected gross profits on these products, which is used as a basis for amortizing insurance acquisition costs, and our estimate of insurance liabilities changed. We adjusted the total amortization and reserve charges which we had recorded since the acquisition of these policies as a result of these changes in earlier estimates in accordance with SFAS 97. The changes in these estimates resulted in a $220.2 million reduction to insurance policy benefits and a $39.8 million reduction to amortization recorded in the eight months ended August 31, 2003.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $254.5 million in 2005; $260.9 million in 2004; $94.9 million in the four months ended December 31, 2003; and $218.4 million in the eight months ended August 31, 2003. The fluctuations are primarily due to a smaller block of annuity business inforce. The weighted average crediting rates for these products were 4.0 percent in 2005; 3.8 percent in 2004; 4.0 percent for the four months ended December 31, 2003; and 4.4 percent for the eight months ended August 31, 2003.

     Amounts added to equity-indexed products fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. The rate increases implemented in early 2005 and in 2004 on our Medicare supplement products resulted in higher lapses than we anticipated. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense in 2005 and 2004. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     During 2004, we evaluated certain amortization assumptions used to estimate gross profits for universal life products and investment-type products by comparing them to our actual experience. We made refinements to the previous assumptions related to investment income to match the actual experience and our estimates for future assumptions. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect the profits to emerge over time. These new assumptions resulted in a reduction to the amortization of insurance acquisition costs of $7.7 million in the second quarter of 2004.

     Conseco Insurance Group's amortization recorded in the eight months ended August 31, 2003, was affected by the change in estimates of future losses on certain policies described above under "insurance policy benefits."

     Interest expense on investment borrowings fluctuated with Conseco Insurance Group's investment borrowing activities and the interest rates thereon.

     Other operating costs and expenses were $272.1 million in 2005; $306.3 million in 2004; $115.6 million in the four months ended December 31, 2003; and $222.6 million in the eight months ended August 31, 2003. The decrease in 2005 operating expense is primarily due to reduced commission expenses resulting from lower premium collections and reduced compensation costs resulting from our cost reduction initiatives. Other operating costs and expenses, excluding commission expenses, for this segment were $177.9 million in 2005; $194.4 million in 2004; $70.3 million in the four months ended December 31, 2003; and $149.5 million in the eight months ended August 31, 2003. Operating expenses in 2005 and 2004 reflected expense recoveries associated with the Predecessor's bankruptcy of $7.6 million and $11.3 million, respectively. Operating expenses in 2005 and 2004 also reflected reductions of amounts related to a postretirement health plan of an insurance subsidiary. A reduction of $8.8 million in 2005 related to the termination of the postretirement plan and a $7.9 million reduction in 2004 related to an actuarial gain resulting either from actual experience being different than expected or changes in actuarial assumptions. In addition, expenses decreased in 2004 as compared to 2003 due to lower: (i) compensation costs; and (ii) marketing and agency related expenses.

     Net realized investment gains (losses) fluctuate each period. During 2005, net realized investment gains included $6.0 million of net gains from the sales of investments (primarily fixed maturities), net of $4.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2004, net realized investment gains in this segment included $32.1 million of net gains from the sales of investments (primarily fixed maturities), net of $10.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, net realized investment gains in this segment included $13.4 million of net gains from the sales of investments (primarily fixed maturities), net of $3.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, net realized investment losses included $16.8 million of net gains from the sales of investments (primarily fixed maturities), net of $33.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(1.8) million in 2005; $8.7 million in 2004; $1.1 million in the four months ended December 31, 2003; and $(.9) million in the eight months ended August 31, 2003.

Other Business in Run-Off (dollars in millions)

                                                                               Successor                 Predecessor
                                                               ---------------------------------------   ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Premium product collections:
     Long-term care........................................  $  349.1        $  380.1        $  134.6        $  268.0
     Major medical........................................        2.8            15.8            39.3           156.4
                                                             --------        --------        --------        --------

          Total collections................................  $  351.9        $  395.9        $  173.9        $  424.4
                                                             ========        ========        ========        ========

Average liabilities for insurance products:
     Long-term care........................................  $3,288.4        $3,281.8        $3,296.2        $1,977.9
     Major medical.........................................      41.5            73.4           103.8           120.0
                                                             --------        --------        --------        --------
          Total average liabilities for insurance products,
            net of reinsurance ceded.......................  $3,329.9        $3,355.2        $3,400.0        $2,097.9
                                                             ========        ========        ========        ========

Revenues:
     Insurance policy income...............................  $  359.1        $  395.8        $  150.5        $  418.8
     Net investment income on general account
       invested assets.....................................     177.6           167.5            55.3           101.5
     Fee revenue and other income..........................        .5              .8              .9              .5
                                                             --------        --------        --------        --------

         Total revenues....................................     537.2           564.1           206.7           520.8
                                                             --------        --------        --------        --------

Expenses:
     Insurance policy benefits.............................     351.1           386.1           150.7           595.0
     Amortization related to operations....................      22.8            18.5             6.3            28.0
     Interest expense on investment borrowings.............       -                .2             -                .2
     Other operating costs and expenses....................      86.1            93.5            36.2            75.2
                                                             --------        --------        --------        --------

         Total expenses....................................     460.0           498.3           193.2           698.4
                                                             --------        --------        --------        --------

Income (loss) before net realized investment
   gains (losses), income taxes and discontinued
   operations..............................................      77.2            65.8            13.5          (177.6)

     Net realized investment gains (losses)................        .5             4.5             (.7)            6.3
                                                             --------        --------        --------        --------

Income (loss) before income taxes and
   discontinued operations.................................  $   77.7        $   70.3        $   12.8        $ (171.3)
                                                             ========        ========        ========        ========

Health benefit ratios:
       Insurance policy benefits...........................    $351.1          $386.1          $150.7          $595.0
       Benefit ratio (a)...................................     97.8%           97.5%          100.2%          142.1%
       Interest-adjusted benefit ratio (b).................     49.2%           56.2%           67.2%          119.4%

-----------

(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $174.5 million in 2005; $163.5 million in 2004; $49.7 million in the four months ended December 31, 2003; and $94.9 million in the eight months ended August 31, 2003.

     Total premium collections were $351.9 million in 2005; $395.9 million in 2004; $173.9 million in the four months ended December 31, 2003; and $424.4 million in the eight months ended August 31, 2003. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $3.3 billion in 2005; $3.4 billion in 2004; $3.4 billion in the four months ended December 31, 2003; and $2.1 billion in the eight months ended August 31, 2003. The increase in 2003 reflected the adoption of fresh start accounting as further discussed under "Critical Accounting Policies -- Liabilities for Insurance Products."

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $177.6 million in 2005; $167.5 million in 2004; $55.3 million in the four months ended December 31, 2003; and $101.5 million in the eight months ended August 31, 2003. The average balance of general account invested assets was $3.0 billion in 2005; $3.0 billion in 2004; $2.8 billion in the four months ended December 31, 2003; and $2.5 billion in the eight months ended August 31, 2003. The average yield on these assets was 6.0 percent in 2005; 5.6 percent in 2004; 5.8 percent in the four months ended December 31, 2003; and 6.1 percent in the eight months ended August 31, 2003. The increase in yield in 2005 was primarily due to: (i) lengthening the duration of this portfolio to better match the duration of the related insurance liabilities; and (ii) income of $2.3 million related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization). The decrease in yield in 2004 as compared to the 2003 periods reflected the lower interest rate environment prevailing in 2004. The proceeds from investment maturities and prepayments were reinvested at lower prevailing interest rates in 2004, reducing the overall portfolio yield. The decrease in yield for the four months ended December 31, 2003 reflected the adoption of fresh start accounting which effectively reset the yields to market rates at August 31, 2003.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to benefit ratios in the blocks of long-term care business included in this segment. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income.

     This segment includes long-term care insurance inforce, which was primarily issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In particular, we have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in our high benefit ratios. We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. Since mid-2004, we have been actively managing our long-term care cases under improved claim adjudication processes. On April 20, 2004, the Florida Office of Insurance Regulation issued an Order to our subsidiary, Conseco Senior, that affected approximately 12,600 home health care policies issued in Florida by Conseco Senior and its predecessor companies. On July 1, 2004, the Florida Office of Insurance Regulation issued a similar Order impacting approximately 4,800 home health care policies issued in Florida by our subsidiary, Washington National and its predecessor companies. Pursuant to the Orders, Conseco Senior and Washington National offered the following three alternatives to holders of these policies:


     o retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years (which is also the default election for policyholders who fail to make an election by the deadline) ("option one");

     o receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years ("option two"); or

     o receipt of a paid-up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy ("option three").

     As of December 31, 2005, we have received election notice responses (or policyholders have defaulted to option one due to failure to elect an option) from approximately 15,100 policyholders, 53 percent of whom elected (or defaulted) to option one, 4 percent selected option two and 43 percent selected option three. Policyholders selecting option one or option two are entitled to receive a contingent non-forfeiture benefit if their policy subsequently lapses. In addition, policyholders may change their initial election any time up to 30 days prior to the anniversary date of their policies. We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005. In 2005, we did not make any adjustments to the insurance liabilities when these elections were made, although the future profitability of this block is expected to improve. The changes in reserves due to the structural changes arising from such elections are being recognized prospectively over the expected remaining life of the policies pursuant to the lock-in concept of Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" and related interpretive accounting and actuarial guidance.

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

     During the fourth quarter of 2005, we utilized a new seriatim-based valuation system to determine reserves for the long-term care block of business in run-off. We had previously used a model based valuation system since the fresh-start date. Such conversion to the seriatim-based valuation system resulted in decreases to our insurance liabilities of approximately $38 million in the fourth quarter of 2005. In addition, we completed a new claims cost study and developed new continuance tables based on our recent experience which were used to estimate claim reserves resulting in an increase to insurance liabilities of $40 million in the fourth quarter of 2005.

     The benefit ratios on this business in periods after August 31, 2003 are generally not comparable to prior periods due to the adoption of fresh start accounting which increased the reserves on this block of business. We believe our actions to seek rate increases and to improve our claims adjudication processes are resulting in improved benefit ratios on this business. In addition, our 2004 benefit ratio reflected the elimination of reserve redundancies of $13.2 million related to our discontinued major medical business.

     The benefits we have experienced since August 31, 2003 have generally been consistent with the revised assumptions resulting from the actuarial studies completed in 2003. However, as described below, estimating benefits on long-term care products involves significant judgment and our prior estimates have not always been accurate.

     During the first eight months of 2003, we conducted various actuarial studies to evaluate this segment's long-term care reserves given our recent adverse experience and claim reserve deficiencies. We engaged an actuarial consulting firm to assist us with the examination. The performance of this business had been generally unfavorable relative to the assumptions established when these blocks of business were acquired. Although we considered historical claim experience and recent trends in establishing our reserves, we had relatively limited historical claim experience. In addition, these products tend to have fewer claims than other products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount. Also, long-term care product claims are incurred much later in the life of the policy than most other supplemental health products. These factors make it more difficult to estimate claim reserves for this product. The change in estimates resulting from the actuarial studies increased our claim reserves by $85 million and our benefit ratio by 20 percent in the eight months ended August 31, 2003.

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

     Amortization related to operations includes amortization of insurance acquisition costs. The decrease in amortization expense subsequent to August 31, 2003, reflected the adoption of fresh start accounting, and also reflected the relatively small amount of value of policies inforce associated with the business comprising this segment.

     Interest expense on investment borrowings fluctuated with our investment borrowing activities which are not significant in this segment.

     Other operating costs and expenses were $86.1 million in 2005; $93.5 million in 2004; $36.2 million in the four months ended December 31, 2003; and $75.2 million in the eight months ended August 31, 2003. Other operating costs and expenses, excluding commission expenses, for this segment were $46.3 million in 2005; $50.3 million in 2004; $22.1 million in the four months ended December 31, 2003; and $41.3 million in the eight months ended August 31, 2003. The decrease reflects our initiatives to reduce operating expenses and improve the efficiency of our operations.

     Net realized investment gains (losses) fluctuated each period. During 2005, net realized investment gains included $6.8 million of net gains from the sales of investments (primarily fixed maturities), net of $6.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2004, net realized investment gains in this segment included $5.1 million of net gains from the sales of investments (primarily fixed maturities), net of $.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, net realized investment losses in this segment included $.2 million of net losses from the sales of investments and $.5 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, net realized investment gains included $8.7 million of net gains from the sales of investments (primarily fixed maturities), net of $2.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Corporate Operations (dollars in millions)

                                                                              Successor                   Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months     Eight months
                                                                      December 31,           ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Corporate operations:
    Interest expense on corporate debt..................      $(48.1)        $ (71.5)          $(34.4)       $ (194.2)
    Investment income ..................................         5.4             2.1               .6            16.2
    Provision for losses related to stock purchase plan.         -               -                -             (55.6)
    Venture capital income (loss) related to investment
      in AT&T Wireless Service, Inc. ("AWE"), net
      of related expenses...............................         -               -               (5.5)           10.5
    Fee revenue and other income........................        20.2            14.0             11.4            17.1
    Net operating results of variable interest entity...          .1             -                -               -
    Other operating costs and expenses..................       (58.7)          (72.9)           (14.8)          (40.4)
    Gain (loss) on extinguishment of debt...............        (3.7)            2.8              -               -
    Reorganization items................................         -               -                -           2,130.5
                                                              ------         -------           ------        --------

      Income (loss) before net realized investment losses,
         income taxes and discontinued operations.......       (84.8)         (125.5)           (42.7)        1,884.1

    Net realized investment losses......................        (1.4)           (2.8)             (.4)            (.1)
                                                              ------         -------           ------        --------

      Income (loss) before income taxes and
         discontinued operations........................      $(86.2)        $(128.3)          $(43.1)       $1,884.0
                                                              ======         =======           ======        ========

     Interest expense on corporate debt in 2005 was impacted by the issuance of the Debentures and our Amended Credit Facility which are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Interest expense on corporate debt in 2004 included interest expense on an $800.0 million secured credit agreement (the "Credit Facility") and a $1.3 billion credit agreement (the "Previous Credit Facility"), including a credit agreement charge of $3.8 million. Interest expense in the four months ended December 31, 2003 included interest expense on the Previous Credit Facility. Interest expense in the eight months ended August 31, 2003, reflected interest on notes payable of our Predecessor. The average interest rate on our debt was 5.9 percent in 2005, 6.8 percent in 2004 and 7.8 percent in the four months ended December 31, 2003.

     Investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

     Provision for losses and expense related to stock purchase plan represents the non-cash provision for our Predecessor's guarantees of the bank loans of approximately 155 former directors and employees and the related loans for interest. The funds from the bank loans were used by the participants to purchase approximately 18.0 million shares of our Predecessor's common stock. In the first eight months of 2003, our Predecessor established a provision of $55.6 million in connection with these guarantees and loans. Our Predecessor determined the reserve based upon the value of the collateral held by the banks. The outstanding principal balance on the bank loans was $481.3 million. In addition, our Predecessor provided loans to participants for interest on such bank loans totaling $179.2 million.

     In conjunction with the Plan, the principal amount of the bank loans of $481.3 million was transferred to the Company. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which exceeded $230 million at December 31, 2005. We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2005, we have established a liability of $17.5 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     Venture capital income (loss) related to our investment in AWE, a company in the wireless communication business. Our investment in AWE was carried at estimated fair value, with changes in fair value recognized as investment income
(loss). We sold all of our holdings in AWE during the fourth quarter of 2003.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In 2005, our wholly owned investment management subsidiary recognized a performance-based fee of $8.1 million earned in conjunction with its management of a $510 million portfolio of loans for an issuer of structured securities. This portfolio was liquidated and the related securities were redeemed on September 1, 2005, resulting in the receipt of this fee which was largely based on the market value of the managed loan portfolio at the redemption date. Excluding such performance-based fee, fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based. Fee revenue and other income in the four months ended December 31, 2003, included $5.6 million of interest received on a Federal income tax refund.

     Net operating results of variable interest entity represents the Company's investment in a variable interest entity ("VIE"). The VIE is consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities", revised December 2003 ("FIN 46R"). Although we do not control this entity, we consolidate it because we are the primary beneficiary. This entity was established to issue securities and use the proceeds to invest in loans and other permitted assets. Such consolidation requirements did not have a material impact on our financial condition or results of operations.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period. In 2005, other operating costs and expenses are net of a $3.2 million recovery related to our evaluation of the collectibility of the D&O loans. In 2004, we incurred expenses of $13.2 million related to our executive transition as further discussed in the notes to consolidated financial statements entitled "Other Disclosures" under the captions "Executive Termination" and "Executive Hiring". General corporate expenses included other severance expense of $2.4 million and $8.3 million in 2005 and 2004, respectively. During the first eight months of 2003, disputes with our insurance carriers were resolved and a liability of $40 million previously established in 2002 was released. This was substantially offset by increases to various litigation reserves of $30 million.

     We measure compensation expense for our stock option plans using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this method, compensation expense is only recorded in our consolidated statement of operations when the quoted market price at the grant date exceeds the amount an employee must pay to acquire the stock. Effective January 1, 2006, we will be required to implement Statement of Financial Accounting Standards No. 123R, "Shareholder Based Payments", pursuant to which stock option awards will be required to be measured at fair value with the related compensation expense recognized in the consolidated statement of operations over the related service period. We will implement this requirement using the modified prospective method, pursuant to which we will begin recognizing compensation expense for all awards granted on or after January 1, 2006. In addition, we will be required to recognize compensation expense over the remaining requisite service period for the portion of outstanding awards that are not vested as of January 1, 2006 and were not previously expensed on a pro forma basis in the disclosure provided in the notes to our consolidated financial statements. We expect that our 2006 operating expenses (before the effect of income taxes) will increase by approximately $6 million as a result of implementing this new standard.

     Gain (loss) on extinguishment of debt of ($3.7) million in 2005, resulted from the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the Amended Credit Facility. The gain on extinguishment of debt of $2.8 million in 2004 resulted from the repayment of our Previous Credit Facility as further described in the notes to the consolidated financial statements entitled "Note Payable - Direct Corporate Obligations". The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     Reorganization items in the eight months ended August 31, 2003 included:
(i) $3,151.4 million related to the gain on the discharge of prepetition liabilities; (ii) $(950.0) million related to fresh start adjustments; and (iii) $(70.9) million related to professional fees associated with our predecessor's bankruptcy proceedings which were expensed as incurred in accordance with SOP 90-7.

     Net realized investment losses often fluctuate each period. During 2005, net realized investment losses in this segment included $.1 million of net losses from the sale of investments (primarily fixed maturities), and $1.3 million of writedowns due to other-than-temporary declines in value on certain securities. During 2004, we recognized writedowns of $2.9 million due to other-than-temporary declines in value on certain securities.

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

     Our insurance segments sell products through three primary distribution channels -- career agents and direct marketing (our Bankers Life segment) and independent producers (our Conseco Insurance Group segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Bankers Life's direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" and simplified issue life insurance policies which are sold directly to the policyholder. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities.

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004, such ratings of our primary insurance subsidiaries (except Conseco Senior) were upgraded by A.M. Best, S&P and Moody's. Moody's again upgraded the ratings of our primary insurance subsidiaries (except Conseco Senior) in the third quarter of 2004 and the first quarter of 2006. The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)", "BB+" and "Baa3", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. For a description of these ratings and additional information on our ratings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity for Insurance Operations."

     We set premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies using assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. We also consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience is less favorable than we anticipated and we are unable to raise our premium rates, our financial results may be adversely affected. We generally cannot raise our health insurance premiums in any state until we obtain the approval of the state insurance regulator. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe such rates are too low. It is possible that we will not be able to obtain approval for all requested premium rate increases. If such requests are denied in one or more states, our net income may decrease. If such requests are approved, increased premium rates may reduce the volume of our new sales and may cause existing policyholders to lapse their policies. If the healthier policyholders allow their policies to lapse, this would reduce our premium income and profitability in the future.

     Total premiums and accumulation product collections were as follows:

Bankers Life (dollars in millions)

                                                                               Successor                  Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months     Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..........................   $  130.3        $   47.5          $  5.1        $   10.0
                                                             --------        --------          ------        --------

     Other fixed (first-year).............................      818.0           901.2           247.7           685.4
     Other fixed (renewal)................................        2.8             1.8             1.0             3.0
                                                             --------        --------          ------        --------
       Subtotal - other fixed annuities...................      820.8           903.0           248.7           688.4
                                                             --------        --------          ------        --------

       Total annuities....................................      951.1           950.5           253.8           698.4
                                                             --------        --------          ------        --------

   Supplemental health:
     Medicare supplement (first-year).....................       74.1            69.7            20.5            37.6
     Medicare supplement (renewal)........................      577.1           570.3           205.1           381.5
                                                             --------        --------          ------        --------
       Subtotal - Medicare supplement.....................      651.2           640.0           225.6           419.1
                                                             --------        --------          ------        --------
     Long-term care (first-year)..........................       65.4            69.1            24.6            48.7
     Long-term care (renewal).............................      498.8           467.2           153.3           282.8
                                                             --------        --------          ------        --------
       Subtotal - long-term care..........................      564.2           536.3           177.9           331.5
                                                             --------        --------          ------        --------
     Other health (first-year)............................        1.1              .9              .3              .8
     Other health (renewal)...............................       11.0            11.3             4.1             8.2
                                                             --------        --------          ------        --------
       Subtotal - other health............................       12.1            12.2             4.4             9.0
                                                             --------        --------          ------        --------

       Total supplemental health..........................    1,227.5         1,188.5           407.9           759.6
                                                             --------        --------          ------        --------

   Life insurance:
     First-year...........................................       93.5            50.1            15.3            25.1
     Renewal..............................................      143.7           130.8            43.3            77.6
                                                             --------        --------          ------        --------

       Total life insurance...............................      237.2           180.9            58.6           102.7
                                                             --------        --------          ------        --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................    1,182.4         1,138.5           313.5           807.6
     Total renewal premium collections on insurance
       products...........................................    1,233.4         1,181.4           406.8           753.1
                                                             --------        --------          ------        --------

       Total collections on insurance products............   $2,415.8        $2,319.9          $720.3        $1,560.7
                                                             ========        ========          ======        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections totaled $951.1 million in 2005; $950.5 million in 2004; $253.8 million in the four months ended December 31, 2003; and $698.4 million in the eight months ended August 31, 2003. The sales of these products in 2005 and 2004 have generally benefited from the low rates credited on competing products in the marketplace. However, the increase in short-term interest rates during 2005 resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive. Our equity-indexed products were favorably impacted in 2005 due in part to general stock market conditions which made these products relatively attractive and the introduction of a new equity-indexed product.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment totaled $651.2 million in 2005; $640.0 million in 2004; $225.6 million in the four months ended December 31, 2003; and $419.1 million in the eight months ended August 31, 2003.

     Premiums collected on Bankers Life's long-term care policies totaled $564.2 million in 2005; $536.3 million in 2004; $177.9 million in the four months ended December 31, 2003; and $331.5 million in the eight months ended August 31, 2003. The increase in premium collections of our long-term care products was primarily due to persistency of our existing business and new sales in recent periods.

     Other health products include various products which we no longer actively market. Premiums collected totaled $12.1 million in 2005; $12.2 million in 2004; $4.4 million in the four months ended December 31, 2003; and $9.0 million in the eight months ended August 31, 2003.

     Life products in this segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment totaled $237.2 million in 2005; $180.9 million in 2004; $58.6 million in the four months ended December 31, 2003; and $102.7 million in the eight months ended August 31, 2003. Collected premiums have been impacted by an increased focus on life products, including the introduction in the first quarter of 2005 of a new single premium whole life product and increased advertising in our direct response marketing channel. During 2005, the new single premium whole life products accounted for $32.2 million of our collected premiums. Graded benefit life products sold through our direct response marketing channel accounted for $81.2 million of our total collected premiums in 2005, compared to $72.3 million in 2004.

Conseco Insurance Group  (dollars in millions)

                                                                              Successor                   Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)......................      $   94.4        $   31.8            $  5.2          $ 32.8
     Equity-indexed (renewal).........................          10.0            12.5               4.2            12.1
                                                            --------        --------            ------          ------
       Subtotal - equity-indexed annuities............         104.4            44.3               9.4            44.9
                                                            --------        --------            ------          ------
     Other fixed (first-year).........................          47.5             7.2               1.6            14.3
     Other fixed (renewal)............................           9.8            12.2               7.1            14.8
                                                            --------        ---------           ------          ------
       Subtotal - other fixed annuities...............          57.3            19.4               8.7            29.1
                                                            --------        --------            ------          ------

       Total annuities................................         161.7            63.7              18.1            74.0
                                                            --------        --------            ------          ------

   Supplemental health:
     Medicare supplement (first-year).................          15.8            21.9              16.0            36.5
     Medicare supplement (renewal)....................         273.0           329.8             118.2           213.9
                                                            --------        --------            ------          ------
       Subtotal - Medicare supplement.................         288.8           351.7             134.2           250.4
                                                            --------        --------            ------          ------
     Specified disease (first-year)...................          30.6            32.9              10.0            19.7
     Specified disease (renewal)......................         328.9           328.8             108.7           216.7
                                                            --------        --------            ------          ------
       Subtotal - specified disease...................         359.5           361.7             118.7           236.4
                                                            --------        --------            ------          ------
     Other health (first-year)........................           -                .1               4.3             9.7
     Other health (renewal)...........................          13.2            16.1              14.8            28.8
                                                            --------        --------            ------          ------
       Subtotal - other health........................          13.2            16.2              19.1            38.5
                                                            --------        --------            ------          ------

       Total supplemental health......................         661.5           729.6             272.0           525.3
                                                            --------        --------            ------          ------

   Life insurance:
     First-year.......................................           8.2            18.4               9.0            20.6
     Renewal..........................................         326.8           353.9             122.5           260.1
                                                            --------        --------            ------          ------

       Total life insurance...........................         335.0           372.3             131.5           280.7
                                                            --------        --------            ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products............................          196.5           112.3              46.1           133.6
     Total renewal premium collections on
       insurance products.............................         961.7         1,053.3             375.5           746.4
                                                            --------        --------            ------          ------

       Total collections on insurance products........      $1,158.2        $1,165.6            $421.6          $880.0
                                                            ========        ========            ======          ======

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity collected premiums in this segment were $161.7 million in 2005; $63.7 million in 2004; $18.1 million in the four months ended December 31, 2003; and $74.0 million in the eight months ended August 31, 2003. Total annuity premiums collected in 2005 increased due to sales efforts in this segment, expanded product offerings and attractive crediting rates on certain products. In 2004 and 2003, we took actions to reduce our marketing of these products and focus instead on selling products that were less ratings sensitive (such as specified disease and Medicare supplement products).

     The accumulation value of equity-indexed annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for this product were $104.4 million in 2005; $44.3 million in 2004; $9.4 million in the four months ended December 31, 2003; and $44.9 million in the eight months ended August 31, 2003. Collected premiums for this product increased in 2005 due to the introduction of four new products. In addition, these products have become relatively attractive due to general stock market conditions in recent periods.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products were $57.3 million in 2005; $19.4 million in 2004; $8.7 million in the four months ended December 31, 2003; and $29.1 million in the eight months ended August 31, 2003. Collected premiums for this product increased in 2005 due to increased sales efforts as well as attractive crediting rates on certain products. The decrease in 2004 was a result of our emphasis on the sales of other products that are less ratings sensitive.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment were $288.8 million in 2005; $351.7 million in 2004; $134.2 million in the four months ended December 31, 2003; and $250.4 million in the eight months ended August 31, 2003. We implemented increases in premium rates in both 2005 and 2004. These rate increases resulted in higher than expected lapses which reduced the premiums collected for these products in this segment. In 2005, we began selling Medicare supplement policies which are more competitively priced in another subsidiary.

     Premiums collected on specified disease products totaled $359.5 million in 2005; $361.7 million in 2004; $118.7 million in the four months ended December 31, 2003; and $236.4 million in the eight months ended August 31, 2003. Collected premiums have been comparable from period to period.

     Premiums collected from other health products totaled $13.2 million in 2005; $16.2 million in 2004; $19.1 million in the four months ended December 31, 2003; and $38.5 million in the eight months ended August 31, 2003. Premiums have decreased from period to period as we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected totaled $335.0 million in 2005; $372.3 million in 2004; $131.5 million in the four months ended December 31, 2003; and $280.7 million in the eight months ended August 31, 2003. Our A.M. Best rating has negatively affected our sales of life products.

Other Business in Run-Off  (dollars in millions)

                                                                              Successor                   Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months     Eight months
                                                                    December 31,             ended            ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Premiums collected by product:

   Long-term care:
     First-year.........................................       $  -            $   .3          $   .6          $  3.2
     Renewal............................................        349.1           379.8           134.0           264.8
                                                               ------          ------          ------          ------
       Total long-term care.............................        349.1           380.1           134.6           268.0
                                                               ------          ------          ------          ------

   Major medical:
     Group (renewal)....................................           .2            12.6            36.7           152.4
     Individual (renewal)...............................          2.6             3.2             2.6             4.0
                                                               ------          ------          ------          ------
       Total major medical..............................          2.8            15.8            39.3           156.4
                                                               ------          ------          ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products...............................          -                .3              .6             3.2
     Total renewal premium collections on
       insurance products...............................        351.9           395.6           173.3           421.2
                                                               ------          ------          ------          ------

       Total collections on insurance products..........       $351.9          $395.9          $173.9          $424.4
                                                               ======          ======          ======          ======

     As described elsewhere, the Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and
(ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment totaled $349.1 million in 2005; $380.1 million in 2004; $134.6 million in the four months ended December 31, 2003; and $268.0 million in the eight months ended August 31, 2003. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     Major medical premium collections continue to decrease as we manage the run-off of this block of business.

     INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) generate stable and predictable investment income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 97 percent of our $25.0 billion investment portfolio at December 31, 2005. The remainder of the invested assets were trading securities, equity securities and other invested assets.

     The following table summarizes the composition of our investment portfolio as of December 31, 2005 (dollars in millions):

                                                                                      Carrying      Percent of
                                                                                        value   total investments
                                                                                        -----   -----------------
   Actively managed fixed maturities...............................................   $22,494.2         90%
   Equity securities...............................................................        27.1         -
   Mortgage loans..................................................................     1,264.2          5
   Policy loans....................................................................       429.8          2
   Trading securities..............................................................       716.3          3
   Partnership investments.........................................................        38.2         -
   Other invested assets...........................................................        71.4         -
                                                                                      ---------        ---

      Total investments............................................................   $25,041.2        100%
                                                                                      =========        ===

     Insurance statutes regulate the types of investments that our insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

     The following table summarizes the carrying values of our fixed maturity securities by category as of December 31, 2005 (dollars in millions):

                                                                                                               Percent of
                                                                                           Carrying value   fixed maturities
                                                                                           --------------   ----------------

   Structured securities................................................................    $ 6,227.8             27.7%
   Manufacturing........................................................................      2,411.5             10.7
   Bank and finance.....................................................................      2,338.4             10.4
   Services.............................................................................      1,585.3              7.1
   U.S. Government......................................................................      1,556.4              6.9
   Utilities............................................................................      1,426.4              6.3
   Communications.......................................................................      1,162.4              5.2
   States and political subdivisions....................................................        901.3              4.0
   Agriculture, forestry and mining.....................................................        828.4              3.7
   Asset-backed securities..............................................................        720.3              3.2
   Transportation.......................................................................        603.1              2.7
   Retail and wholesale.................................................................        591.1              2.6
   Other................................................................................      2,141.8              9.5
                                                                                            ---------            -----

      Total fixed maturity securities...................................................    $22,494.2            100.0%
                                                                                            =========            =====

     Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Our privately traded securities comprise less than four percent of our total fixed maturity securities portfolio.

     The following table sets forth fixed maturity investments at December 31, 2005, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $295.3 million fair value of fixed maturities not rated by such firms, the rating assigned by the NAIC. For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below" (dollars in millions):

                                                                                                 Estimated fair value
                                                                                              -------------------------
                                                                                                              Percent of
                                                                              Amortized                          fixed
Investment rating                                                               cost          Amount          maturities
-----------------                                                               ----          ------          ----------
AAA......................................................................    $ 8,518.8      $ 8,466.2             38%
AA.......................................................................      1,672.1        1,676.6              7
A........................................................................      5,542.9        5,635.6             25
BBB+.....................................................................      2,423.1        2,459.4             11
BBB......................................................................      2,415.4        2,436.9             11
BBB-.....................................................................        821.0          825.1              4
                                                                             ---------      ---------            ---

    Investment grade.....................................................     21,393.3       21,499.8             96
                                                                             ---------      ---------            ---

BB+ .....................................................................        275.5          273.5              1
BB  .....................................................................        252.6          255.3              1
BB- .....................................................................        182.8          187.3              1
B+ and below.............................................................        276.0          278.3              1
                                                                             ---------      ---------            ---

    Below-investment grade...............................................        986.9 (a)      994.4 (a)          4
                                                                             ---------      ---------            ---

       Total fixed maturity securities...................................    $22,380.2      $22,494.2            100%
                                                                             =========      =========            ===

---------

(a) Below-investment grade fixed maturity securities with an amortized cost of $289.1 million and an estimated fair value of $287.7 million are securities held by a variable interest entity that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such variable interest entity will be satisfied from the cash flows generated by these securities. At December 31, 2005, our total investment in the variable interest entity was $32.8 million, and such investment was rated BBB.

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude our venture capital investment in AWE and the value of options (dollars in millions).

                                                                              Successor                   Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended             Four months      Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Weighted average general account invested assets
  as defined:
       As reported ...................................      $24,219.7        $23,586.4      $23,045.4        $23,311.5
       Excluding unrealized appreciation
         (depreciation) (a)...........................       23,710.9         23,136.6       22,501.0         22,777.3
Net investment income on general account
   invested assets....................................        1,385.0          1,292.4          426.4            912.2

Yields earned:
       As reported....................................            5.7%             5.5%           5.6%             5.9%
       Excluding unrealized appreciation
         (depreciation) (a) ..........................            5.8%             5.6%           5.7%             6.0%

----------------------

(a) Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2005 and 2004, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent and 5.6 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.6 percent and 4.7 percent, respectively.

     Actively Managed Fixed Maturities

     Our actively managed fixed maturity portfolio at December 31, 2005, included primarily debt securities of the United States government, public utilities and other corporations, and structured securities. Structured securities included mortgage-backed securities, collateralized mortgage obligations ("CMOs"), asset-backed securities and commercial mortgage-backed securities.

     At December 31, 2005, our fixed maturity portfolio had $351.9 million of unrealized gains and $237.9 million of unrealized losses, for a net unrealized gain of $114.0 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (93 percent of the portfolio); (ii) broker-dealer market makers (6 percent of the portfolio); and (iii) internally developed methods (1 percent of the portfolio).

     At December 31, 2005, approximately 4.0 percent of our invested assets (4.4 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We currently plan to maintain our present level of investments in below-investment-grade fixed maturities, although this plan could change if market conditions change. Below-investment grade securities have different characteristics than investment grade corporate debt securities. The risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2005, our below-investment-grade fixed maturity investments had an amortized cost of $986.9 million and an estimated fair value of $994.4 million.

     We continually evaluate the credit worthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs a staff of experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the sale, repayment or other disposition of the investment. We recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $14.7 million in 2005. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

     As of December 31, 2005, our investments in substantive default (i.e., in default due to nonpayment of interest or principal) or technical default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost of $26.6 million and a carrying value of $27.7 million. 40|86 Advisors employs a staff of experienced professionals to manage non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply with the material terms of the instrument on a timely basis.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $.8 million and $3.5 million for the years ended December 31, 2005 and 2004, respectively; $5.3 million in the four months ended December 31, 2003; and $12.1 million in the eight months ended August 31, 2003.

     At December 31, 2005, fixed maturity investments included $6.2 billion of structured securities (or 28 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that provide for reprioritizing of principal retirement. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to a higher degree of risk associated with variable prepayments of principal. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on the underlying mortgage loans and on structured securities backed by these loans increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2005 (dollars in millions):

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
Below 4 percent............................................................     $  213.3      $  213.2       $  209.7
4 percent - 5 percent......................................................      1,457.5       1,406.3        1,393.9
5 percent - 6 percent......................................................      3,934.7       3,886.4        3,843.3
6 percent - 7 percent......................................................        568.1         584.4          586.7
7 percent - 8 percent......................................................        169.1         174.6          174.8
8 percent and above........................................................         17.7          18.6           19.4
                                                                                --------      --------       --------

       Total structured securities (a).....................................     $6,360.4      $6,283.5       $6,227.8
                                                                                ========      ========       ========

--------------------

(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $.4 million.

     The amortized cost and estimated fair value of structured securities at December 31, 2005, summarized by type of security, were as follows (dollars in millions):

                                                                                                 Estimated fair value
                                                                                              -------------------------
                                                                                                              Percent of
                                                                              Amortized                          fixed
Type                                                                            cost          Amount          maturities
----                                                                            ----          ------          ----------
Pass-throughs and sequential and targeted amortization classes..........      $3,993.9       $3,956.9             18%
Planned amortization classes and accretion-directed bonds...............         875.0          866.2              4
Commercial mortgage-backed securities...................................       1,409.7        1,399.8              6
Other...................................................................           4.9            4.9              -
                                                                              --------       --------             --

       Total structured securities (a)..................................      $6,283.5       $6,227.8             28%
                                                                              ========       ========             ==

------------

(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $.4 million.

     Pass-through securities and sequential and targeted amortization class securities have different prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Targeted amortization classes, planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities ("CMBS") are secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. CMBS generally offer higher yields than corporate bonds with similar credit ratings. Most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties.

     During 2005, we sold $3.7 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $82.3 million. We sell securities at a loss for a number of reasons including but not limited to:
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; or (vi) our analysis indicates there is a high probability that the security is other-than-temporarily impaired. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to universal life and investment products.

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

     Other Investments

     At December 31, 2005, we held mortgage loan investments with a carrying value of $1,264.2 million (or 5.0 percent of total invested assets) and a fair value of $1,297.6 million. The mortgage loan balance was primarily comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 2005. Realized losses on mortgage loans were not significant in any of the past three years. Our allowance for loss on mortgage loans was $2.4 million at both December 31, 2005 and 2004. Approximately 9 percent, 7 percent, 6 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in Ohio, Kentucky, New York, Massachusetts and Florida, respectively. No other state comprised greater than 5 percent of the mortgage loan balance.

     The following table shows the distribution of our mortgage loan portfolio by property type as of December 31, 2005 (dollars in millions):

                                                                                  Number of      Carrying
                                                                                    loans          value
                                                                                    -----          -----
Retail..........................................................................     330         $  912.6
Office building.................................................................      67            174.5
Industrial......................................................................      38             68.0
Multi-family....................................................................      10             16.7
Other...........................................................................      45             92.4
                                                                                     ---         --------

   Total mortgage loans.........................................................     490         $1,264.2
                                                                                     ===         ========

     The following table shows our mortgage loan portfolio by loan size (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
Under $5 million................................................................     427         $  711.5
$5 million but less than $10 million............................................      48            332.1
$10 million but less than $20 million...........................................      15            224.7
                                                                                     ---         --------

   Total mortgage loans.........................................................     490         $1,268.3
                                                                                     ===         ========

     The following table summarizes the distribution of maturities of our mortgage loans (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
2006............................................................................       8         $    1.6
2007............................................................................      16              2.2
2008............................................................................      14             29.8
2009............................................................................      30             97.7
2010............................................................................       8              8.2
after 2010......................................................................     414          1,128.8
                                                                                     ---         --------

   Total mortgage loans.........................................................     490         $1,268.3
                                                                                     ===         ========

     At December 31, 2005, we held $716.3 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

     Other invested assets also include options backing our equity-linked products and certain nontraditional investments, including investments in limited partnerships, promissory notes and real estate investments held for sale.

     From time-to-time, as part of our investment strategy, we enter into reverse repurchase agreements and dollar-roll transactions to increase our return on investments and improve our liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. We enhance our investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. In many cases, such transactions arise from the market demand for mortgage-backed securities to form CMOs. During the third quarter of 2005, the market spread on these transactions declined to a level at which our continued participation in these transactions was not profitable. As a result, these transactions were terminated. Investment borrowings related to repurchase and dollar-roll transactions averaged approximately $234.2 million and $522.6 million during the years ended December 31, 2005 and 2004, respectively, and were collateralized by investment securities with fair values approximately equal to the loan values. The weighted average interest rates on such borrowings were 2.9 percent and 1.5 percent during the years ended December 31, 2005 and 2004, respectively. The primary risk associated with short-term collateralized borrowings is that the counterparty might be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.

     Investment borrowings consisted of the following (dollars in millions):

                                                    December 31,          December 31,
                                                         2005                  2004
                                                    ------------          ------------
       Borrowings related to repurchase
          and dollar-roll transactions...........      $  -                  $419.6
       Securities issued by variable
          interest entity........................       302.2                   -
       Other.....................................        12.9                  14.3
                                                       ------                ------

          Total..................................      $315.1                $433.9
                                                       ======                ======

     Securities issued by the variable interest entity are the liabilities of a collateralized loan trust which is consolidated with the Company. Repayment of the securities is primarily dependent on cash flows generated by the invested assets of the trust.

     CONSOLIDATED FINANCIAL CONDITION

     Changes in the Consolidated Balance Sheet

     Changes in our consolidated balance sheet between December 31, 2005 and December 31, 2004, primarily reflect: (i) our net income for 2005; (ii) a reduction to our deferred income tax valuation allowance; (iii) the consolidation of a variable interest entity; and (iv) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2005, we increased the carrying value of such investments by $120.9 million as a result of this fair value adjustment.

     Our capital structure as of December 31, 2005 and 2004, was as follows (dollars in millions):

                                                                                 Successor
                                                                            ------------------
                                                                            2005          2004
                                                                            ----          ----
    Total capital:
       Corporate notes payable ......................................      $  851.5     $  768.0

       Shareholders' equity:
          Preferred stock ...........................................         667.8        667.8
          Common stock...............................................           1.5          1.5
          Additional paid-in capital.................................       3,194.1      2,597.8
          Accumulated other comprehensive income.....................          71.7        337.3
          Retained earnings..........................................         584.7        297.8
                                                                           --------     --------

              Total shareholders' equity.............................       4,519.8      3,902.2
                                                                           --------     --------

              Total capital..........................................      $5,371.3     $4,670.2
                                                                           ========     ========

     The following table summarizes certain financial ratios as of and for the years ended December 31, 2005 and 2004:

                                                                                                       Successor
                                                                                              ---------------------------
                                                                                              December 31,    December 31,
                                                                                                  2005            2004
                                                                                                  ----            ----
Book value per common share...................................................................    $25.42          $21.41
Book value per common share, excluding accumulated other comprehensive income (a).............     24.95           19.18

Ratio of earnings to fixed charges............................................................     2.03x           1.90x

Ratio of earnings to fixed charges and preferred dividends....................................     1.81x           1.58x

Debt to total capital ratios:
     Corporate debt to total capital..........................................................       16%             16%
     Corporate debt to total capital, excluding accumulated other comprehensive income (a)....       16%             18%
     Corporate debt and preferred stock to total capital......................................       28%             31%
     Corporate debt and preferred stock to total capital, excluding accumulated other
       comprehensive income (a)...............................................................       29%             33%

--------------------

(a) This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income has been excluded from the value of capital used to determine this measure. Management believes this non-GAAP measure is useful because it removes the volatility that arises from changes in accumulated other comprehensive income. Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. However, this measure does not replace the corresponding GAAP measure.

     Contractual Obligations

     The Company's significant contractual obligations as of December 31, 2005, were as follows (dollars in millions):

                                                                           Payment due in
                                                        -------------------------------------------------------
                                          Total         2006          2007-2008       2009-2010      Thereafter
                                          -----         ----          ---------       ---------      ----------
Insurance liabilities (a)............   $57,259.7    $3,932.9        $7,592.6         $6,720.3       $39,013.9
Notes payable (b)....................     1,059.7        50.9           100.8            908.0             -
Investment borrowings (c)............       491.8        17.1            37.4             32.4           404.9
Postretirement plans (d).............       146.4         3.4             6.7              7.6           128.7
Operating leases and certain other
    contractual commitments (e)......       231.5        35.4            53.5             43.3            99.3
                                        ---------    --------        --------         --------       ---------

    Total............................   $59,189.1    $4,039.7        $7,791.0         $7,711.6       $39,646.8
                                        =========    ========        ========         ========       =========

-------------

(a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $25.4 billion included in our consolidated balance sheet as of December 31, 2005. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

     In estimating the payments we expect to make to our policyholders, we considered the following:

     o For products such as immediate annuities and structured settlement annuities without life contingencies, the payment obligation is fixed and determinable based on the terms of the policy.

     o For products such as universal life, ordinary life, long-term care, specified disease and fixed rate annuities, the future payments are not due until the occurrence of an insurable event (such as death or disability) or a triggering event (such as a surrender or partial withdrawal). We estimated these payments using actuarial models based on historical experience and our expectation of the future payment patterns.

     o For short-term insurance products such as Medicare supplement insurance, the future payments relate only to amounts necessary to settle all outstanding claims, including those that have been incurred but not reported as of the balance sheet date. We estimated these payments based on our historical experience and our expectation of future payment patterns.

     o The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) over the term of the contracts was 4.6 percent.

(b) Includes projected interest payments based on market rates, as applicable, as of December 31, 2005. Refer to the notes to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c) These borrowings primarily represent the securities issued by a variable interest entity and include projected interest payments based on market rates, as applicable, as of December 31, 2005.

(d) Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 5.5 percent.

(e) Refer to the notes to the consolidated financial statements entitled "Commitments and Contingencies" for additional information on operating leases and certain other contractual commitments.

     It is possible that the ultimate outcomes of various uncertainties could affect our liquidity in future periods. For example, the following events could have a material adverse effect on our cash flows:

     o    An adverse decision in pending or future litigation.

     o An inability to obtain rate increases on certain of our insurance products.

     o    Worse than anticipated claims experience.

     o Lower than expected dividends and/or surplus debenture interest payments from our insurance subsidiaries (resulting from inadequate earnings or capital or regulatory requirements).

     o An inability to meet and/or maintain the covenants in our Amended Credit Facility.

     o    A significant increase in policy surrender levels.

     o    A significant increase in investment defaults.

     o    An inability of our reinsurers to meet their financial obligations.

     While we seek to balance the duration and cash flows of our invested assets with the estimated duration and cash flows of benefit payments arising from contract liabilities, there could be significant variations in the timing of such cash flows. The claim experience on our long-term care business in the Other Business in Run-off segment has been worse than our original pricing expectations. Although we believe our current estimates properly project future claim experience, if these estimates prove to be wrong, and our experience worsens (as it did in some prior periods), our future liquidity could be adversely affected.

Liquidity for Insurance Operations

     Our insurance operating companies generally receive adequate cash flows from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to any applicable penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

     On August 3, 2005, A.M. Best revised its outlook on our primary insurance subsidiaries to positive from stable, except Conseco Senior (the issuer of most of our long-term care business in our Other Business in Run-off segment), for which the outlook remains stable. On June 25, 2004, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries from "B (Fair)" to "B++ (Very Good)", except Conseco Senior, whose "B (Fair)" rating was affirmed by A.M. Best. According to A.M. Best, these rating actions reflected the substantial recapitalization of our balance sheet, improved absolute and risk-adjusted capital on a statutory basis and improving operating fundamentals. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "B" rating is assigned to companies which have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B++" rating and the "B" rating from A.M. Best are the fifth and seventh highest, respectively, of sixteen possible ratings.

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

     On March 8, 2006, Moody's upgraded the financial strength rating of our primary insurance companies from "Ba1" to "Baa3" except Conseco Senior, which was affirmed at "Caa1". In addition, all of Moody's ratings on our insurance subsidiaries now have a positive outlook. On July 29, 2005, the ratings for our primary insurance subsidiaries were placed on review for upgrade by Moody's, except Conseco Senior, for which the rating was affirmed with a developing outlook. On May 27, 2004, Moody's upgraded the financial strength ratings of our primary insurance companies from "Ba3" to "Ba2", except Conseco Senior, which was assigned a "Caa1" rating. On August 9, 2004, Moody's again upgraded the financial strength ratings of our primary insurance companies from "Ba2" to "Ba1" and reaffirmed the "Caa1" rating of Conseco Senior. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are considered "vulnerable" and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Baa3" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Baa3" rating and the "Caa1" rating from Moody's are the tenth and seventeenth highest, respectively, of twenty-one possible ratings. A positive outlook by Moody's is an opinion regarding the likely direction of a rating over the medium term.

     Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002 in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. These lowered ratings caused sales of our insurance products to decline, policyholder redemptions and lapses to increase and increased agent attrition in 2003 and 2004, which in turn has negatively affected our financial results.

     We have adopted several initiatives designed to reduce the expense levels that exceed product pricing in our Conseco Insurance Group segment. These initiatives include system conversions which will eliminate duplicate processing systems. We expect to spend over $23 million on capital expenditures in 2006 (including amounts related to these initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

     State laws generally give state insurance regulatory agencies broad authority to protect policyholders in their jurisdictions. Regulators have used this authority in the past to restrict the ability of our insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. We cannot be assured that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

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

     In August 2005, we entered into the Amended Credit Facility with a balance of $447.0 million. The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During 2005, we made principal payments totaling $2.4 million on our Amended Credit Facility. Under the terms of the Amended Credit Facility, we are required to make quarterly principal payments of .25 percent (approximately $1.3 million) of the initial principal amount through March 31, 2010. The remaining principal balance is due on June 22, 2010. At December 31, 2005, the interest rate on our Amended Credit Facility was 6.4 percent.

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at December 31, 2005. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.

     The Debentures and Amended Credit Facility are discussed in further detail in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

     At December 31, 2005, Conseco Inc. and CDOC held unrestricted cash of $89.5 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

     If an insurance company subsidiary were to be liquidated, that liquidation would be conducted following the insurance law of its state of domicile with such state's insurance regulator as the receiver for such insurer's property and business. In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders would have no right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.

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

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2005, approximately 17 percent of our total insurance liabilities, or approximately $4.3 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

     The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2005, approximately 41 percent of our insurance liabilities had interest rates that may be reset annually; 46 percent had a fixed explicit interest rate for the duration of the contract; 9 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2005, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities

(excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.6 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments and to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2005, the adjusted modified duration of our fixed maturity investments (as modified to reflect payments and potential calls) was approximately 6.6 years and the duration of our insurance liabilities was approximately 7.3 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $685 million if interest rates were to increase by 10 percent from their levels at December 31, 2005. This compares to a decline in fair value of $630 million based on amounts and rates at December 31, 2004. Our computer simulated calculations include numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2005, we recognized net realized investment losses of $2.9 million, which were comprised of $11.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $11.5 billion, net of $14.7 million of writedowns of investments resulting from a decline in the fair value of an investment that we concluded was other than temporary. During 2004, we recognized net realized investment gains of $40.6 million, which were comprised of $58.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $12.7 billion, net of $18.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million, which were comprised of $21.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.7 billion, net of $9.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million, which were comprised of $45.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.4 billion, net of $51.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     The operations of the Company are subject to risk resulting from fluctuations in market prices of our equity securities. In general, these investments have more year-to-year price variability than our fixed maturity investments. However, returns over longer time frames have been consistently higher. We manage this risk by limiting our equity securities to a relatively small portion of our total investments.

     Our investment in options backing our equity-linked products is closely matched with our obligation to equity-indexed annuity holders. Market value changes associated with that investment are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products.

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

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Registered Public Accounting Firm - Successor periods...........................................  81

Report of Independent Registered Public Accounting Firm - Predecessor period..........................................  82

Consolidated Balance Sheet at December 31, 2005
    and December 31, 2004 (Successor).................................................................................  83

Consolidated Statement of Operations for the years ended December 31, 2005 and 2004, the four months ended December 31, 2003 (Successor), and the eight months ended August 31, 2003 (Predecessor).....................  85

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2005 and 2004, the four months ended December 31, 2003 (Successor), and the eight months ended August 31, 2003 (Predecessor).........  87

Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004, the four months ended December 31, 2003 (Successor), and the eight months ended August 31, 2003 (Predecessor).....................  89

Notes to Consolidated Financial Statements............................................................................  90

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Shareholders and Board of Directors
Conseco, Inc.:

We have completed integrated audits of Conseco, Inc.'s (Successor Company) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its consolidated financial statements for the period from September 1, 2003 through December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conseco, Inc. and subsidiaries (Successor Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and for the period from September 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/PricewaterhouseCoopers LLP
-----------------------------

Indianapolis, Indiana
March 14, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Shareholders and Board of Directors
Conseco, Inc.

In our opinion, the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the results of their operations and their cash flows of Conseco, Inc. and subsidiaries (Predecessor Company) for the period from January 1, 2003 through August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/PricewaterhouseCoopers LLP
-----------------------------

Indianapolis, Indiana
March 10, 2004

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2005 and 2004
                              (Dollars in millions)


                                     ASSETS

                                                                                                       Successor
                                                                                                -----------------------
                                                                                                2005               2004
                                                                                                ----               ----
Investments:
     Actively managed fixed maturities at fair value (amortized cost:
       2005 - $22,380.2; 2004 - $21,015.4)...............................................     $22,494.2         $21,633.4
     Equity securities at fair value (cost: 2005 - $25.6; 2004 - $32.7)..................          27.1              33.9
     Mortgage loans......................................................................       1,264.2           1,123.8
     Policy loans........................................................................         429.8             448.5
     Trading securities..................................................................         716.3             902.3
     Other invested assets ..............................................................         109.6             164.4
                                                                                              ---------         ---------

       Total investments.................................................................      25,041.2          24,306.3

Cash and cash equivalents:
     Unrestricted........................................................................         237.8             776.6
     Restricted..........................................................................          35.2              18.9
Accrued investment income................................................................         315.4             308.4
Value of policies inforce at the Effective Date..........................................       2,414.0           2,629.6
Cost of policies produced................................................................         758.8             409.1
Reinsurance receivables..................................................................         887.5             975.7
Income tax assets, net...................................................................       1,496.6             967.2
Assets held in separate accounts.........................................................          29.8              32.9
Other assets.............................................................................         341.0             339.9
                                                                                              ---------         ---------

       Total assets......................................................................     $31,557.3         $30,764.6
                                                                                              =========         =========

                            (continued on next page)


















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004
                              (Dollars in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                       Successor
                                                                                                 ----------------------
                                                                                                 2005              2004
                                                                                                 ----              ----
Liabilities:
     Liabilities for insurance products:
       Interest-sensitive products........................................................      $12,686.8       $12,508.2
       Traditional products...............................................................       11,872.2        11,741.3
       Claims payable and other policyholder funds........................................          842.1           879.8
       Liabilities related to separate accounts...........................................           29.8            32.9
     Other liabilities....................................................................          440.0           498.3
     Investment borrowings................................................................          315.1           433.9
     Notes payable - direct corporate obligations.........................................          851.5           768.0
                                                                                                ---------       ---------

         Total liabilities................................................................       27,037.5        26,862.4
                                                                                                ---------       ---------

Commitments and Contingencies (Note 9)

Shareholders' equity:
     Preferred stock......................................................................          667.8           667.8
     Common stock ($0.01 par value, 8,000,000,000 shares authorized,
       shares issued and outstanding:  2005 - 151,513,434; 2004 - 151,057,863)............            1.5             1.5
     Additional paid-in capital...........................................................        3,194.1         2,597.8
     Accumulated other comprehensive income...............................................           71.7           337.3
     Retained earnings....................................................................          584.7           297.8
                                                                                                ---------       ---------

         Total shareholders' equity.......................................................        4,519.8         3,902.2
                                                                                                ---------       ---------


         Total liabilities and shareholders' equity.......................................      $31,557.3       $30,764.6
                                                                                                =========       =========






















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)

                                                                               Successor                  Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Revenues:
    Insurance policy income...............................     $2,930.1      $2,949.3        $1,005.8      $ 2,204.3
    Net investment income (loss):
       General account assets.............................      1,390.4       1,294.5           427.0          928.4
       Policyholder and reinsurer accounts................        (15.8)         24.1            53.1           30.1
       Venture capital income (loss) related to investment
         in AT&T Wireless Services, Inc...................          -             -              (5.5)          10.5
    Net realized investment gains (losses) ...............         (2.9)         40.6            11.8           (5.4)
    Fee revenue and other income..........................         24.7          21.5            13.3           35.5
                                                               --------      --------        --------      ---------

       Total revenues.....................................      4,326.5       4,330.0         1,505.5        3,203.4
                                                               --------      --------        --------      ---------

Benefits and expenses:
    Insurance policy benefits.............................      2,800.6       2,795.2           967.9        2,136.4
    Provision for losses..................................          -             -               -             55.6
    Interest expense (contractual interest:  $268.5 for the
       eight months ended August 31, 2003)................         58.3          79.5            36.8          202.5
    Amortization..........................................        388.4         371.2           132.9          343.7
    Other operating costs and expenses....................        572.1         632.8           218.4          423.5
    (Gain) loss on extinguishment of debt.................          3.7          (2.8)            -              -
    Reorganization items..................................          -             -               -         (2,130.5)
                                                               --------      --------        --------      ---------

       Total benefits and expenses........................      3,823.1       3,875.9         1,356.0        1,031.2
                                                               --------      --------        --------      ---------

       Income before income taxes and
         discontinued operations..........................        503.4         454.1           149.5        2,172.2

Income tax expense (benefit) on period income.............        178.5         159.3            53.2          (13.5)
                                                               --------      --------        --------      ---------

       Income before discontinued operations..............        324.9         294.8            96.3        2,185.7

Discontinued operations, net of income taxes..............          -             -               -             16.0
                                                               --------      --------        --------      ---------

       Net income.........................................        324.9         294.8            96.3        2,201.7

Preferred stock dividends.................................         38.0          65.5            27.8            -
                                                               --------    ----------        --------      ---------

       Net income applicable to common stock..............     $  286.9     $   229.3        $   68.5      $ 2,201.7
                                                               ========     =========        ========      =========

                                   (continued)











                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                  (Dollars in millions, except per share data)

                                                                                                Successor
                                                                                ------------------------------------------
                                                                                       Years
                                                                                       ended                  Four months
                                                                                    December 31,                  ended
                                                                                -------------------           December 31,
                                                                                2005           2004               2003
                                                                                ----           ----               ----
Earnings per common share:
     Basic:
       Weighted average shares outstanding.............................    151,160,000      132,280,000       100,110,000
                                                                           ===========      ===========       ===========

       Net income......................................................          $1.90            $1.73              $.68
                                                                                 =====            =====              ====

     Diluted:
       Weighted average shares outstanding.............................    185,040,000      155,930,000       143,486,000
                                                                           ===========      ===========       ===========

       Net income......................................................          $1.76            $1.63              $.67
                                                                                 =====            =====              ====






































                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                                                                           Common stock    Accumulated other
                                                               Preferred  and additional     comprehensive      Retained
                                                         Total   stock    paid-in capital    income (loss) earnings (deficit)
                                                         -----   -----    ---------------    ------------  ------------------
Predecessor balance, December 31, 2002............   $(2,050.4)  $ 501.7     $ 3,497.0          $ 580.6         $(6,629.7)

   Comprehensive income, net of tax:
     Net income...................................     2,201.7       -             -                -             2,201.7
     Change in unrealized appreciation
       of investments (net of applicable
       income tax benefit of nil).................      (151.6)      -             -             (151.6)              -
                                                     ---------

         Total comprehensive income...............     2,050.1

   Change in shares for employee benefit plans....          .3       -              .3              -                 -
                                                     ---------   -------     ---------          -------         ---------

Predecessor balance, August 31, 2003..............         -       501.7       3,497.3            429.0          (4,428.0)

Elimination of Predecessor's
   equity securities..............................    (3,999.0)   (501.7)     (3,497.3)             -                 -
Issuance of Successor's
   equity securities..............................     2,500.0     859.7       1,640.3              -                 -
Fresh start adjustments...........................     3,999.0       -             -             (429.0)          4,428.0
                                                     ---------   -------     ---------          --------        ---------

Successor balance, August 31, 2003................     2,500.0     859.7       1,640.3              -                 -

   Comprehensive income, net of tax:
     Net income...................................        96.3       -             -                -                96.3
     Change in unrealized appreciation
       of investments (net of applicable
       income tax expense of $123.0)..............       218.7       -             -              218.7               -
                                                     ---------

         Total comprehensive income...............       315.0

   Issuance of shares for stock options and for
     employee benefit plans.......................         2.6       -             2.6              -                 -
   Payment-in-kind dividends on convertible
     exchangeable preferred stock.................        27.8      27.8           -                -                 -
   Dividends on preferred stock...................       (27.8)      -             -                -               (27.8)
                                                     ---------   -------     ---------          -------         ---------

Successor balance, December 31, 2003..............   $ 2,817.6   $ 887.5     $ 1,642.9          $ 218.7         $    68.5

                          (continued on following page)







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital       income        earnings
                                                          -----      -----    ---------------       ------        --------
Successor balance, December 31, 2003
   (carried forward from prior page).................    $2,817.6     $887.5      $1,642.9          $ 218.7        $ 68.5

   Comprehensive income, net of tax:
     Net income......................................       294.8        -             -                -           294.8
     Change in unrealized appreciation of
       investments (net of applicable income tax
       expense of $65.4).............................       118.6        -             -              118.6           -
                                                         --------

         Total comprehensive income..................       413.4

   Issuance of shares for stock options and
     for employee benefit plans, net.................        12.4        -            12.4              -             -
   Issuance of mandatorily convertible
     preferred stock, net............................       667.8      667.8           -                -             -
   Redemption of cumulative convertible
     exchangeable preferred stock....................      (928.9)    (928.9)          -                -             -
   Issuance of common stock, net.....................       882.2        -           882.2              -             -
   Reduction of deferred income tax valuation
     allowance.......................................        61.8        -            61.8              -             -
   Payment-in-kind dividends on convertible
     exchangeable preferred stock....................        41.4       41.4           -                -             -
   Dividends on preferred stock......................       (65.5)       -             -                -           (65.5)
                                                         --------     ------      --------          -------        ------

Successor balance, December 31, 2004.................     3,902.2      667.8       2,599.3            337.3         297.8

   Comprehensive income, net of tax:
     Net income......................................       324.9        -             -                -           324.9
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $148.7)............................      (265.6)       -             -             (265.6)          -
                                                         --------

         Total comprehensive income..................        59.3

   Reduction of deferred income tax valuation
     allowance.......................................       585.8        -           585.8              -             -
   Stock option and restricted stock plans...........         9.1        -             9.1              -             -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date............................................         1.4        -             1.4              -             -
   Dividends on preferred stock......................       (38.0)       -             -                -           (38.0)
                                                         --------     ------      --------          -------        ------

Successor balance, December 31, 2005.................    $4,519.8     $667.8      $3,195.6           $ 71.7        $584.7
                                                         ========     ======      ========           ======        ======

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                                                 Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months     Eight months
                                                                    December 31,             ended            ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Cash flows from operating activities:
   Insurance policy income.................................  $  2,565.3   $   2,567.5      $   876.3        $ 1,876.2
   Net investment income...................................     1,461.0       1,494.9          433.4            928.6
   Fee revenue and other income............................        24.7          21.5           14.5             35.5
   Net sales of trading securities.........................       165.8          21.1           49.0              -
   Insurance policy benefits...............................    (2,044.8)     (2,058.9)        (569.9)        (1,461.2)
   Interest expense........................................       (40.6)        (72.2)         (25.5)             -
   Policy acquisition costs................................      (400.9)       (364.4)        (111.6)          (287.5)
   Reorganization items....................................         -             -              -              (26.5)
   Other operating costs...................................      (596.8)       (579.5)        (255.9)          (362.0)
   Taxes...................................................        28.4          17.6           77.8             44.2
                                                             ----------   -----------      ---------        ---------

       Net cash provided by operating activities...........     1,162.1       1,047.6          488.1            747.3
                                                             ----------   -----------      ---------        ---------

Cash flows from investing activities:
   Sales of investments....................................    11,479.9      12,707.9        4,662.5          5,378.9
   Maturities and redemptions of investments...............     1,455.3       1,882.3        1,003.2          1,854.7
   Purchases of investments................................   (14,438.0)    (16,000.9)      (5,141.1)        (7,385.9)
   Change in restricted cash...............................       (16.3)         13.0           (6.8)            26.2
   Other...................................................       (31.6)        (57.6)           1.4            (19.6)
                                                             ----------   -----------      ---------        ---------

       Net cash provided (used) by investing activities ...    (1,550.7)     (1,455.3)         519.2           (145.7)
                                                             ----------   -----------      ---------        ---------

Cash flows from financing activities:
   Issuance of notes payable, net..........................       853.7         790.2            -                -
   Issuance of preferred stock, net........................         -           667.8            -                -
   Issuance of common stock, net...........................          .5         882.2            -                -
   Payments on notes payable...............................      (770.4)     (1,332.0)           -                -
   Redemption of preferred stock...........................         -          (928.9)           -                -
   Amounts received for deposit products...................     1,709.8       1,648.3          479.6          1,272.7
   Withdrawals from deposit products.......................    (1,787.0)     (1,795.7)        (583.5)        (1,784.2)
   Investment borrowings...................................      (118.8)         46.6         (837.1)          (145.3)
   Dividends paid on preferred stock.......................       (38.0)        (19.3)           -                -
   Other...................................................         -            (3.6)           -                -
                                                             ----------   -----------      ---------        ---------

       Net cash used by financing activities...............      (150.2)        (44.4)        (941.0)          (656.8)
                                                             ----------   -----------      ---------        ---------

       Net increase (decrease) in cash and cash equivalents      (538.8)       (452.1)          66.3            (55.2)

Cash and cash equivalents, beginning of the period.........       776.6       1,228.7        1,162.4          1,217.6
                                                             ----------   -----------      ---------        ---------

Cash and cash equivalents, end of the period...............  $    237.8   $     776.6      $ 1,228.7        $ 1,162.4
                                                             ==========   ===========      =========        =========









                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


     1. DESCRIPTION OF BUSINESS AND OUR EMERGENCE FROM BANKRUPTCY IN 2003

     Conseco, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation ("Old Conseco" or our "Predecessor"), in connection with our bankruptcy reorganization. The terms "Conseco", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, Old Conseco and its subsidiaries. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     Prior to September 30, 2003, we conducted our insurance operations through one segment. In the fourth quarter of 2003, we implemented changes contemplated in our restructuring plan to conduct our business through two operating segments, which are defined on the basis of product distribution, and a third segment comprised of business in run-off, as follows:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance and certain annuity products to the senior market through approximately 4,800 exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 independent marketing organizations that represent over 6,000 producing independent agents. This segment markets its products under the "Conseco" brand.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold in prior years through independent agents and major medical insurance.

     We also have a corporate segment, which consists of holding company activities and certain noninsurance company businesses that are unrelated to our operating segments.

     On December 17, 2002, Old Conseco and certain of its non-insurance company subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). We emerged from bankruptcy protection under the Sixth Amended Joint Plan of Reorganization (the "Plan"), which was confirmed pursuant to an order of the Bankruptcy Court on September 9, 2003 (the "Confirmation Date"), and became effective on September 10, 2003 (the "Effective Date"). Upon confirmation of the Plan, we implemented fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). References in these consolidated financial statements to "Predecessor" refer to Old Conseco prior to August 31, 2003. References to "Successor" refer to the Company on and after August 31, 2003, after the effects of fresh start reporting. Our accounting and actuarial systems and procedures are designed to produce financial information as of the end of a month. Accordingly, for accounting convenience purposes, we applied the effects of fresh start accounting on August 31, 2003. The activity of the Company for the period from September 1, 2003 through September 10, 2003 was therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations. We believe the net income impact of the use of a convenience date is immaterial.

     The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, fully secured claims and certain intercompany claims, and the distribution of new equity securities (including warrants) to partially secured and unsecured creditors of our Predecessor. Holders of claims arising under our Predecessor's $1.5 billion senior bank credit facility also received a pro rata interest in a $1.3 billion credit agreement. Holders of our Predecessor's common stock and preferred stock did not receive any distribution under the Plan, and these securities, together with all other

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

prepetition securities and the $1.5 billion senior bank credit facility of our Predecessor, were cancelled on the Effective Date.

     On the Effective Date, under the terms of the Plan, we emerged from the bankruptcy proceedings with a capital structure consisting of:

     o a $1.3 billion credit agreement, (the "Previous Credit Facility", which has been subsequently repaid as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations");

     o approximately 34.4 million shares of Class A Preferred Stock with an initial aggregate liquidation preference of approximately $859.7 million (which has been subsequently redeemed as further discussed in the note to the consolidated financial statements entitled "Shareholders' Equity");

     o 100.0 million shares of common stock, excluding shares issued to our chairman upon his appointment and shares issued or to be issued to directors, officers or employees under an equity incentive plan; and

     o warrants to purchase 6.0 million shares of our common stock (the "Series A Warrants").

     The distribution of our common stock represented approximately 98 percent of all of the shares of common stock to be distributed under the Plan. As of December 31, 2003, approximately 1.8 million of our outstanding shares of common stock were reserved for distribution under the Plan for unresolved disputed claims. During 2004 and 2005, a total of .6 million of these reserved shares were distributed upon the resolution of certain disputed claims. If reserved shares remain after resolution of pending disputed claims, such shares will be reallocated to other general unsecured creditors of our Predecessor as provided for under the Plan.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     2. BASIS OF PRESENTATION

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the "SEC").

     The accompanying financial statements include the accounts of the Company and its subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We have reclassified certain amounts in our 2004 and 2003 consolidated financial statements and notes to conform with the 2005 presentation. These reclassifications have no effect on net income or shareholders' equity.

     Upon our emergence from bankruptcy, we implemented fresh start reporting in accordance with SOP 90-7 as further described in the note entitled "Fresh Start Reporting". As a result, the Company's financial statements for periods following August 31, 2003, are not comparable with those of Old Conseco prepared before that date.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions to calculate values for the cost of policies produced, the value of policies inforce at the Effective Date, certain investments, assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation, guaranty fund assessment accruals and amounts recoverable from loans to certain former directors and former employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

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

     Pursuant to SOP 90-7, professional fees associated with Chapter 11 cases are expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was paid during the Chapter 11 cases. The Company recognized expenses of $70.9 million in the eight months ended August 31, 2003 for fees payable to professionals who assisted with the Chapter 11 cases.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Adjustments to the Predecessor's consolidated balance sheet as of August 31, 2003, to reflect the discharge of debt, change in capital structure and the fair value of our assets and liabilities are presented in the following table (dollars in millions):

                                                                                    Debt             Fresh
                                                                 Predecessor    discharge and        start       Successor
                                                              balance sheet(a) reorganization (b) adjustments   balance sheet
                                                              ---------------- ------------------ -----------   -------------
Assets:
    Investments ..............................................     $22,018.3       $     -       $ 1,043.5  (c)  $23,101.3
                                                                                                      39.5  (d)
    Cash and cash equivalents.................................       1,187.5             -            28.4  (c)    1,215.9
    Accrued investment income.................................         304.6             -             -             304.6
    Value of policies in force at the Effective Date..........           -               -         3,102.6  (e)    3,102.6
    Cost of policies purchased................................       1,099.2             -        (1,099.2) (e)        -
    Cost of policies produced.................................       2,019.5             -        (2,019.5) (e)        -
    Reinsurance receivables...................................         878.3             -            44.3  (f)      922.6
    Goodwill..................................................          99.4             -         1,042.2  (f)    1,141.6
    Other intangible assets...................................          22.6             -           164.3  (f)      186.9
    Income tax assets.........................................          88.0             -             -              88.0
    Assets held in separate accounts and investment trust.....          87.7             -             -              87.7
    Other assets..............................................         513.0             -             3.6  (f)      516.6
                                                                   ---------       ---------     ---------       ---------

         Total assets.........................................     $28,318.1       $     -       $ 2,349.7       $30,667.8
                                                                   =========       =========     =========       =========

Liabilities:
    Liabilities for insurance products........................     $22,175.6       $     -       $ 2,592.1  (g)  $24,767.7
    Other liabilities.........................................         868.1             -           (23.2) (f)      875.7
                                                                                                      30.8  (c)
    Investment borrowings.....................................         524.4             -           700.0  (c)    1,224.4
    Notes payable - direct corporate obligations..............           -           1,300.0           -           1,300.0
                                                                   ---------       ---------     ---------       ---------

         Total liabilities not subject to compromise..........      23,568.1         1,300.0       3,299.7        28,167.8

    Liabilities subject to compromise.........................       6,951.4        (6,951.4)           -              -
                                                                   ---------       ---------     ---------       ---------

         Total liabilities ...................................      30,519.5        (5,651.4)      3,299.7        28,167.8
                                                                   ---------       ---------     ---------       ---------

Shareholders' equity (deficit):
    Convertible preferred stock...............................         501.7             -          (501.7)            -
    Convertible exchangeable preferred stock..................           -             859.7           -             859.7
    Common stock and additional paid-in capital...............       3,497.3         1,640.3      (3,497.3)        1,640.3
    Retained earnings (accumulated deficit)...................      (6,629.4)        3,151.4       3,478.0             -
    Accumulated other comprehensive income....................         429.0             -          (429.0)            -
                                                                   ---------       ---------     ---------       ---------

         Total shareholders' equity (deficit).................      (2,201.4)        5,651.4        (950.0)        2,500.0
                                                                   ---------       ---------     ---------       ---------

         Total liabilities and shareholders' equity (deficit).     $28,318.1       $     -       $ 2,349.7       $30,667.8
                                                                   =========       =========     =========       =========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

-----------------
     (a) Predecessor balance sheet as of August 31, 2003, prior to the discharge of prepetition liabilities and the effects of the fresh start adjustments.

     (b) These adjustments reflected the reorganization value of Conseco of $3,800.0 million. After deducting from Conseco's reorganization value the long-term indebtedness of Conseco at the Effective Date, consisting of $1,300.0 million under the senior secured bank credit facility, the total equity of Conseco was $2,500.0 million. After deducting from Conseco's total equity the value of the new preferred stock of $859.7 million, the value of the new common stock was $1,640.3 million. These adjustments also reflected the gain on the discharge of prepetition liabilities.

     (c) In accordance with a new accounting pronouncement, the Company was required to consolidate the assets and liabilities of a partnership which owned the General Motors building. As a result of the consolidation and the adoption of fresh start accounting, we increased our investment in the General Motors building by $1,043.5 million and recognized the following other assets and liabilities held by the partnership which owned the General Motors building: (i) cash of $28.4 million; (ii) other liabilities of $30.8 million; and (iii) a note payable of $700 million. We sold the General Motors building in September 2003 at a value that was approximately equal to the fresh start value. The note payable of the partnership was paid in full and the net proceeds from the sale were distributed to the partners.

     (d) The values of our mortgage loans, policy loans and other invested assets were adjusted to market value at the Effective Date. In addition, the cost basis of our actively managed fixed maturities was increased to the market value at the Effective Date.

     (e) The Company's historical cost of policies purchased and cost of policies produced balances were eliminated and replaced with the value of policies in force at the Effective Date. The value of policies in force reflected the estimated fair value of the Company's business in force and represents the value of the right to receive future cash flows from the policies in force on the Effective Date.

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

     (g) The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals and lapses. These reserves include amounts for estimated future payment of claims based on actuarial assumptions. Many factors can affect these reserves, such as economic conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra contractual damage awards. The fresh-start balance was based on the Company's best estimate (with assistance from a consulting actuarial firm) of the future performance of this business, given recent and expected changes in experience. Adjustments to the Predecessor's liabilities for insurance products are further discussed in the note to the consolidated financial statements entitled "Liabilities for Insurance Products".

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following summary explains the significant accounting policies we use to prepare our financial statements.

     Investments

     We classify our fixed maturity securities into one of three categories: (i) "actively managed" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity); (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as trading income); or (iii) "held to maturity" (which we carry at amortized cost). We had no fixed maturity securities classified as held to maturity during the periods presented in these financial statements.

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

     Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $716.3 million and $902.3 million at December 31, 2005 and 2004, respectively.

     Other invested assets include: (i) certain call options purchased in an effort to hedge the effects of certain policyholder benefits; and (ii) certain non-traditional investments. We carry the call options at estimated fair value as further described below under "Accounting for Derivatives". Non-traditional investments include investments in certain limited partnerships, which are accounted for using the equity method, and promissory notes, which are accounted for using the cost method.

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

     Provision for Losses

     During the first eight months of 2003, we established an additional provision for losses related to our guarantees of the bank loans and related interest loans to approximately 155 current and former directors, officers and key employees for the purchase of the common stock of Old Conseco (see the note to the consolidated financial statements entitled "Commitments and Contingencies" for additional information).

     Cost of Policies Produced

     Upon the implementation of fresh start accounting, we eliminated the historical balance of Old Conseco's cost of policies produced as of September 10, 2003 (the effective date of the reorganization of our Predecessor), and replaced it with the value of policies inforce at the Effective Date.

     The costs that vary with, and are primarily related to, producing new insurance business subsequent to September 10, 2003 are referred to as cost of policies produced. For universal life or investment products, we amortize these costs using the interest rate credited to the underlying policies in relation to the estimated gross profits. For other products, we amortize these costs using the projected investment earnings rate in relation to future anticipated premium revenue.

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

     When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced for such replaced contract is immediately expensed. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs which continue to be deferred related to replaced contracts were nil in both 2005 and 2004 and the four months ended December 31, 2003; and $2.9 million in the eight months ended August 31, 2003.

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

     Value of Policies Inforce at the Effective Date

     Upon the implementation of fresh start accounting, we eliminated the historical balances of Old Conseco's cost of policies purchased and cost of policies produced as of August 31, 2003, and replaced them with the value of policies inforce at the Effective Date.

     The value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 is referred to as the value of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as described above for the cost of policies produced.

     The discount rate we used to determine the value of the value of policies inforce at the Effective Date was 12 percent.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

See note entitled "Fresh Start Reporting", for further explanation of this rate.

     The Company expects to amortize the balance of the value of policies inforce at the Effective Date as of December 31, 2005 as follows: 12 percent in 2006, 11 percent in 2007, 10 percent in 2008, 8 percent in 2009 and 8 percent in 2010.

     Goodwill

     The goodwill recognized upon our emergence from bankruptcy resulted from the revaluation of our balance sheet accounts. We revalued our assets and liabilities to current estimated fair value and established our capital accounts at the reorganization value determined in connection with the Plan. We recorded goodwill of $1,141.6 million representing the excess of the reorganization value over specific tangible or identified intangible assets. In accordance with GAAP, the goodwill balance was not amortized.

     Pursuant to SOP 90-7, any reduction of the deferred income tax valuation allowance established at the emergence date is accounted for as a reduction of goodwill until goodwill is eliminated. As further described in the note entitled "Income Taxes", the reduction of our deferred income tax valuation allowance resulted in the elimination of our goodwill in 2004.

     The changes in goodwill were as follows (dollars in millions):

                                                                                 Successor
                                                                       -------------------------------
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
                                                                         =======            ========

     Reorganization Items

     Reorganization items represent amounts the Predecessor incurred as a result of its Chapter 11 reorganization, and are presented separately in the consolidated statement of operations. These items consisted of the following (dollars in millions):

                                                                       Eight months
                                                                           ended
                                                                      August 31, 2003
                                                                      ---------------
       Gain on discharge of prepetition liabilities..................    $ 3,151.4
       Fresh start adjustments (a)...................................       (950.0)
       Professional fees.............................................        (70.9)
                                                                         ---------

           Total reorganization items................................    $ 2,130.5
                                                                         =========

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

     The other intangible assets identified at the emergence date were valued with assistance from a consulting valuation firm. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", other intangible assets with indefinite lives were not amortized and other intangible assets with finite useful lives were amortized over their estimated useful lives. We amortized the value of our career agency force and our independent agency force over their estimated useful lives of 15 years using the straight line method.

     The following summarizes other identifiable intangible assets as of December 31, 2004 (dollars in millions):

                                                                                  Successor
                                                                                  ---------
                                                                                    2004
                                                                                    ----
       Indefinite lived other intangible assets:
          Trademarks and tradenames.............................................. $   25.1
          State licenses and charters............................................     17.0
                                                                                  --------

              Total indefinite lived other intangible assets.....................     42.1
                                                                                  --------

       Finite lived other intangible assets:
          Career agency force....................................................     64.7
          Independent agency force...............................................     49.8
          Intangible assets associated with insurance agencies...................     29.1
          Other..................................................................      1.2
          Less accumulated amortization..........................................    (15.8)
                                                                                  --------

              Total finite lived other intangible assets.........................    129.0

          Reduction of deferred income tax valuation allowance...................   (171.1)
                                                                                  --------

              Total other intangible assets...................................... $    -
                                                                                  ========

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

     In addition, prior to its liquidation in the third quarter of 2003, we held investments in a trust for the benefit of the

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

purchasers of certain products of our asset management subsidiary. Because we held the residual interests in the cash flows from the trust and actively managed its investments, we were required to include the accounts of the trust in our consolidated financial statements. We recorded the fees earned for investment management and other services provided to the trust as fee revenue. See the caption "Brickyard Loan Trust" in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for further information on these investments.

     Recognition of Insurance Policy Income and Related Benefits and Expenses on Insurance Contracts

     For universal life and investment contracts that do not involve significant mortality or morbidity risk, the amounts collected from policyholders are considered deposits and are not included in revenue. Revenues for these contracts consist of charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances. Such revenues are recognized when the service or coverage is provided, or when the policy is surrendered.

     We establish liabilities for investment and universal life products equal to the accumulated policy account values, which include an accumulation of deposit payments plus credited interest, less withdrawals and the amounts assessed against the policyholder through the end of the period. Sales inducements provided to the policyholders of these products are recognized as liabilities over the period that the contract must remain in force to qualify for the inducement. The options attributed to the policyholder related to our equity-indexed annuity products are accounted for as embedded derivatives as described in the section of this note entitled "Accounting for Derivatives".

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

     Reinsurance

     In the normal course of business, we seek to limit our loss exposure on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. In each case, the ceding Conseco subsidiary is contingently liable for claims reinsured if the assuming company is unable to pay. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $232.2 million in 2005; $255.2 million in 2004; $92.1 million in the four months ended December 31, 2003; and $196.4 million in the eight months ended August 31, 2003. We deduct this cost from insurance policy income. Reinsurance recoveries netted against insurance policy benefits totaled $231.6 million in 2005; $281.8 million in 2004; $94.3 million in the four months ended December 31, 2003; and $199.2 million in the eight months ended August 31, 2003.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

premiums assumed totaled $60.1 million in 2005; $70.2 million in 2004; $31.9 million in the four months ended December 31, 2003; and $57.3 million in the eight months ended August 31, 2003.

     See "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards ("NOLs"). The net deferred tax assets before valuation allowance totaled $2.5 billion at December 31, 2005. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. In addition, the use of the Company's NOLs is dependent, in part, on whether: (i) the IRS affirms the tentative settlement agreement related to the allocation of the tax loss on our predecessor's investment in CFC (the "CFC loss"); and (ii) the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. These matters are further described in the note entitled "Income Taxes".

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004 and 2005, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million in 2004 and $585.8 million in 2005. However, we are required to continue to hold a valuation allowance of $1,043.8 million because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     Investment Borrowings

     As part of our investment strategy, we may enter into repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to repurchase agreements except that, with dollar rolls, the repurchase involves securities that are substantially the same as the securities sold (rather than being the same security). Such borrowings averaged $234.2 million during 2005 and $522.6 million during 2004. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 2.9 percent during 2005 and 1.5 percent during 2004. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments. During the third quarter of 2005, the market spread on these transactions declined to a level at which our continued participation in these transactions was not profitable. As a result, these transactions were terminated.

     At December 31, 2005, investment borrowings also include the securities issued to other entities by a variable interest entity which is consolidated in our financial statements. Refer to the note entitled "Investments in Variable Interest Entities" for further discussion.

     Accounting for Derivatives

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy one-year call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We include the cost of the options in the pricing of these products. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts). Option costs that are attributable to benefits provided were $42.0 million during 2005; $44.8 million during 2004; $19.1 million during the four months ended December 31, 2003; and $53.5 million during the eight months ended August 31, 2003, and were included in investment income. Net investment income (loss) related to equity-indexed products before these option costs were $27.4 million in 2005; $58.5 million in 2004; $61.3 million in the four months ended December 31, 2003; and $83.6 million in the eight months ended August 31, 2003. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $44.5 million and $50.4 million at December 31, 2005 and 2004, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $210.7 million and $236.7 million at December 31, 2005 and 2004, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2005, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     The FASB's Derivative Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36") in April 2003. DIG B36 addresses specific circumstances under which bifurcation of an instrument into a host contract and an embedded derivative is required. DIG B36 requires the bifurcation of a derivative from the receivable or payable related to a modified coinsurance agreement, where the yield on the receivable and payable is based on a return of a specified block of assets rather than the creditworthiness of the ceding company. We implemented this guidance on August 31, 2003, in conjunction with our adoption of fresh start accounting. We have determined that certain of our reinsurance payable balances contain embedded derivatives. Such derivatives had an estimated fair value of $17.4 million and $32.1 million at December 31, 2005 and 2004, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco will implement SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company will begin recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we will be required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that are not vested as of January 1, 2006 and were not previously expensed on a pro forma basis under the fair value method summarized below. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. The aggregate value of unvested options at December 31, 2005, as determined using the Black-Scholes option valuation model at the date of grant, was $11.3 million. If compensation cost had been determined based on the fair value at the grant dates for all awards issued after January 1, 1995, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                                Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,              ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Net income, as reported .............................         $324.9           $294.8         $96.3         $2,201.7
Less stock-based employee compensation expense
     determined under the fair value method for all
     awards, net of income taxes.....................            3.1              4.1            .4              7.2
                                                              ------           ------         -----         --------

Pro forma net income.................................         $321.8           $290.7         $95.9         $2,194.5
                                                              ======           ======         =====         ========

Earnings per share:
     Basic, as reported..............................          $1.90            $1.73          $.68
                                                               =====            =====          ====
     Basic, pro forma................................          $1.88            $1.70          $.68
                                                               =====            =====          ====

     Diluted, as reported............................          $1.76            $1.63          $.67
                                                               =====            =====          ====
     Diluted, pro forma..............................          $1.74            $1.60          $.67
                                                               =====            =====          ====

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     To determine the pro forma amounts summarized above, we estimated the fair value of each option grant by using the Black-Scholes option valuation model with the following weighted average assumptions:


                                                                               Successor                   Predecessor
                                                            ------------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,              ended           ended
                                                            ---------------------------    December 31,     August 31,
                                                            2005 Grants     2004 Grants    2003 Grants     2003 Grants
                                                            -----------     -----------    -----------     -----------
Weighted average risk-free interest rates............            4.0%           4.2%            3.7%               -
Weighted average dividend yields.....................            0.0%           0.0%            0.0%               -
Volatility factors...................................             25%            30%             35%               -
Weighted average expected life.......................       6.1 years      5.9 years       6.1 years               -
Weighted average fair value per share................           $7.06          $6.41           $7.71               -

     The exercise price was equal to the market price of our stock for all options granted in 2005. The weighted average fair value of options granted in 2004 whose exercise price is equal to the market price of our stock on the grant date was $6.67 per share. The weighted average fair value of options granted in 2004 whose exercise price exceeds the market price of our stock on the grant date was $6.29 per share.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The estimated fair values of our financial instruments at December 31, 2005 and 2004, were as follows (dollars in millions):

                                                                                             Successor
                                                                         ----------------------------------------------
                                                                                   2005                      2004
                                                                                   ----                      ----
                                                                         Carrying         Fair      Carrying       Fair
                                                                          Amount          Value      Amount        Value
                                                                          ------          -----      ------        -----
Financial assets:
   Actively managed fixed maturities...............................      $22,494.2     $22,494.2     $21,633.4   $21,633.4
   Equity securities ..............................................           27.1          27.1          33.9        33.9
   Mortgage loans..................................................        1,264.2       1,297.6       1,123.8     1,167.2
   Policy loans....................................................          429.8         429.8         448.5       448.5
   Trading securities..............................................          716.3         716.3         902.3       902.3
   Other invested assets...........................................          109.6         109.6         164.4       164.4
   Cash and cash equivalents.......................................          273.0         273.0         795.5       795.5

Financial liabilities:
   Insurance liabilities for interest-sensitive
     products (a)..................................................      $12,686.8     $12,686.8     $12,508.2   $12,508.2
   Investment borrowings...........................................          315.1         315.1         433.9       433.9
   Notes payable - direct corporate obligations....................          851.5         876.8         768.0       768.0

--------------------
     (a) The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2005 and 2004. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

     Sales Inducements

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01"). Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $62.8 million in 2005, $14.3 million in 2004 and $4.8 million in the four months ended December 31, 2003. Amounts amortized totaled $8.5 million in 2005, $2.9 million in 2004 and $.4 million in the four months ended December 31, 2003. The unamortized balance of deferred sales inducements was $70.1 million and $15.8 million at December 31, 2005 and 2004, respectively. The balance of insurance liabilities for persistency bonus benefits was $320.7 million and $313.2 million at December 31, 2005 and 2004, respectively.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     Recently Issued Accounting Standards

     Pending Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets". SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year that begins after September 15, 2006. Given its recent issuance, management is still assessing the impact SFAS 155 will have on our results of operations or financial position.

     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). This statement provides guidance on accounting for deferred acquisition costs on an internal replacement which is defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently assessing the impact of SOP 05-1, however we do not expect the pronouncement to have a material impact on our results of operations or financial position.

     The FASB issued SFAS 123R in December 2004. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and will require all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. SFAS 123R is effective for all awards granted, modified, repurchased or cancelled and requires the recognition of compensation cost over the remaining requisite service period for the portion of outstanding awards that are not vested as of January 1, 2006 and were not previously expensed on a pro forma basis in the disclosure included under the caption entitled "Accounting for Stock Options". SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. We currently measure compensation expense for our stock option plans using the intrinsic value method. Effective January 1, 2006, we will be required to recognize expense related to our stock option plans consistent with the requirements of SFAS 123R described above. We will implement this requirement using the modified prospective method. See "Accounting for Stock Options" above for further information on this method. The Company's net income would have been reduced by $3.1 million and $4.1 million in 2005 and 2004, respectively, if we had recognized stock-based employee compensation as determined under the fair value method, net of income taxes.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Adopted Accounting Standards

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

     In 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities", revised December 2003 ("FIN 46R"), which required expanded disclosures for and, in some cases, consolidation of significant investments in variable interest entities ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46R, a company is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46R defines primary beneficiary as the party which will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual returns, or both. The Company has investments in various types of VIEs, some of which require additional disclosure under FIN 46R, and some of which require consolidation under FIN 46R. As further discussed in the note to the consolidated financial statements entitled "Investments in Variable Interest Entities", we consolidated all of our investments in VIEs for which we are the primary beneficiary. Such consolidation requirements did not have a material impact on our financial condition or results of operations. The note entitled "Investments in Variable Interest Entities" includes the expanded disclosures required by FIN 46R.

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

     The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") in June 2002. SFAS 146 addressed financial accounting and reporting for costs that are associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be used to account for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted the provisions of SFAS 146 on January 1, 2003, and its initial adoption did not have an impact on the Company's consolidated financial statements.

     5. INVESTMENTS

     At December 31, 2005, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Successor
                                                                     -----------------------------------------------
                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized     fair
                                                                       cost         gains       losses       value
                                                                       ----         -----       ------       -----
Investment grade:
   Corporate securities..........................................   $12,509.3       $276.3       $120.5     $12,665.1
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,570.4          3.7         17.7       1,556.4
   States and political subdivisions.............................       868.4         18.9          6.6         880.7
   Debt securities issued by foreign governments.................       162.1          8.3           .2         170.2
   Structured securities ........................................     6,283.1         20.7         76.4       6,227.4
Below-investment grade (primarily corporate securities)..........       986.9         24.0         16.5         994.4
                                                                    ---------       ------       ------     ---------

     Total actively managed fixed maturities.....................   $22,380.2       $351.9       $237.9     $22,494.2
                                                                    =========       ======       ======     =========

Equity securities................................................       $25.6         $1.8          $.3         $27.1
                                                                        =====         ====          ===         =====

     At December 31, 2004, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                       Successor
                                                                     -----------------------------------------------
                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized      fair
                                                                       cost         gains       losses        value
                                                                       ----         -----       ------        -----
Investment grade:
   Corporate securities..........................................   $12,214.3       $469.2        $20.5     $12,663.0
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,579.9         19.6          2.8       1,596.7
   States and political subdivisions.............................       853.6         17.6          5.2         866.0
   Debt securities issued by foreign governments.................       122.4          5.3           .2         127.5
   Structured securities ........................................     5,449.8         89.3          7.8       5,531.3
Below-investment grade (primarily corporate securities)..........       795.4         56.2          2.7         848.9
                                                                    ---------       ------        -----     ---------

     Total actively managed fixed maturities.....................   $21,015.4       $657.2        $39.2     $21,633.4
                                                                    =========       ======        =====     =========

Equity securities................................................       $32.7         $1.4          $.2         $33.9
                                                                        =====         ====          ===         =====

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Accumulated other comprehensive income is comprised of the net effect of unrealized appreciation on our investments. These amounts, included in shareholders' equity as of December 31, 2005 and 2004, were as follows (dollars in millions):

                                                                                                    Successor
                                                                                               -------------------
                                                                                               2005           2004
                                                                                               ----           ----
Net unrealized appreciation on investments................................................    $120.9        $ 621.6
Adjustment to value of policies inforce at the Effective Date.............................      (9.2)         (85.7)
Adjustment to cost of policies produced...................................................       (.3)         (10.2)
Deferred income tax liability.............................................................     (39.7)        (188.4)
                                                                                              ------        -------

       Accumulated other comprehensive income.............................................    $ 71.7        $ 337.3
                                                                                              ======        =======

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of December 31, 2005 (dollars in millions):

                                                                                                               Percent of
                                                                                          Carrying value   fixed maturities
                                                                                          --------------   ----------------
   Structured securities................................................................   $  6,227.8             27.7%
   Manufacturing........................................................................      2,411.5             10.7
   Bank and finance.....................................................................      2,338.4             10.4
   Services.............................................................................      1,585.3              7.1
   U.S. Government......................................................................      1,556.4              6.9
   Utilities............................................................................      1,426.4              6.3
   Communications.......................................................................      1,162.4              5.2
   States and political subdivisions....................................................        901.3              4.0
   Agriculture, forestry and mining.....................................................        828.4              3.7
   Asset-backed securities..............................................................        720.3              3.2
   Transportation.......................................................................        603.1              2.7
   Retail and wholesale.................................................................        591.1              2.6
   Other................................................................................      2,141.8              9.5
                                                                                            ---------            -----

      Total actively managed fixed maturities...........................................    $22,494.2            100.0%
                                                                                            =========            =====

     Below-Investment Grade Securities

     At December 31, 2005, the amortized cost of the Company's below-investment grade fixed maturity securities was $986.9 million, or 4.4 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $994.4 million, or 101 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade fixed maturity securities with an amortized cost of $289.1 million and an estimated fair value of $287.7 million are securities held by a variable interest entity that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such variable interest entity will be satisfied from the cash flows generated by these securities. At December 31, 2005, our total investment in the variable interest entity was $32.8 million, and such investment was rated BBB.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Contractual Maturity

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2005, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
Due in one year or less......................................................................    $   102.0      $   105.5
Due after one year through five years........................................................      1,874.2        1,858.4
Due after five years through ten years.......................................................      6,430.7        6,435.8
Due after ten years..........................................................................      7,689.8        7,866.7
                                                                                                 ---------      ---------

    Subtotal.................................................................................     16,096.7       16,266.4

Structured securities (a)....................................................................      6,283.5        6,227.8
                                                                                                 ---------      ---------

        Total actively managed fixed maturities .............................................    $22,380.2      $22,494.2
                                                                                                 =========      =========

-------------

     (a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $.4 million.

     Net Investment Income

     Net investment income consisted of the following (dollars in millions):

                                                                                Successor                 Predecessor
                                                               ---------------------------------------   ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,              ended           ended
                                                               --------------------        December 31,    August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
    Fixed maturities......................................     $1,266.1      $1,176.9          $382.9          $815.9
    Venture capital investment income (loss)..............          -             -              (5.5)           10.5
    Trading income related to policyholder and
       reinsurer accounts.................................          3.1           4.0             6.5             -
    Equity securities.....................................           .5           3.9             1.8             8.9
    Mortgage loans........................................         92.4          90.2            31.5            66.9
    Policy loans..........................................         26.3          27.7            10.7            23.0
    Change in value of options
       related to equity-indexed products.................        (18.9)         20.1            46.6            30.1
    Other invested assets.................................          9.6           9.0             6.7            20.4
    Cash and cash equivalents.............................         18.2          13.8             4.2            11.5
                                                               --------      --------          ------          ------

       Gross investment income............................      1,397.3       1,345.6           485.4           987.2
    Less investment expenses..............................         22.7          27.0            10.8            18.2
                                                               --------      --------          ------          ------

       Net investment income..............................     $1,374.6      $1,318.6          $474.6          $969.0
                                                               ========      ========          ======          ======

     The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled $12.7

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

million and $7.2 million at December 31, 2005 and 2004, respectively.

     Net Realized Investment Gains (Losses)

     Net realized investment gains (losses) were included in revenue as follows (dollars in millions):

                                                                               Successor                   Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months     Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,      August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Fixed maturities:
    Gross gains.........................................       $ 86.5         $102.4          $ 27.6           $129.0
    Gross losses........................................        (82.3)         (45.8)           (7.3)           (62.4)
    Other-than-temporary declines in fair value.........         (4.5)          (6.2)           (3.7)           (44.7)
                                                               ------         ------          ------           ------

         Net realized investment gains (losses) from
           fixed maturities.............................          (.3)          50.4            16.6             21.9

Equity securities.......................................          1.6           (3.5)            -               (3.4)
Mortgages...............................................          3.2            2.0             -              (15.6)
Other-than-temporary declines in fair value of
    equity securities and other invested assets.........        (10.2)         (11.9)           (5.9)            (6.6)
Other ..................................................          2.8            3.6             1.1             (1.7)
                                                               ------         ------          ------           ------

         Net realized investment gains (losses).........       $ (2.9)        $ 40.6          $ 11.8           $ (5.4)
                                                               ======         ======          ======           ======

     During 2005, we recognized net realized investment losses of $2.9 million, which were comprised of $11.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $11.5 billion, net of $14.7 million of writedowns of investments for other than temporary declines in fair value. During 2004, we recognized net realized investment gains of $40.6 million, which were comprised of $58.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $12.7 billion, net of $18.1 million of writedowns of investments for other than temporary declines in fair value. During the four months ended December 31, 2003, we recognized net realized investment gains of $11.8 million, which were comprised of $21.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.7 billion, net of $9.6 million of writedowns of investments for other than temporary declines in fair value. During the first eight months of 2003, we recognized net realized investment losses of $5.4 million, which were comprised of $45.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.4 billion, net of $51.3 million of writedowns of investments for other than temporary declines in fair value. At December 31, 2005, investments in default as to the payment of principal or interest had an aggregate amortized cost of $26.6 million and a carrying value of $27.7 million.

     During 2005, we sold $3.7 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $82.3 million. We sell securities at a loss for a number of reasons including, but not limited to;
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; or (vi) changes in expected liability cash flows. During 2005, we sold no investments at a loss which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for over a month.

     We regularly evaluate our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. When we conclude that a decline in a security's net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

     Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     When a decline in value is determined to be other than temporary and the cost basis of the security is written down to fair value, we review the circumstances of that particular investment in relation to other investments in our portfolio. If such circumstances exist with respect to other investments, those investments are also written down to fair value. Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the carrying values of our investments could have a material adverse effect on our earnings in future periods.

     During 2005, we recorded writedowns of equity securities and other invested assets totaling $10.2 million as a result of analysis that led us to conclude that the declines in the values of these investments were other than temporary. This total writedown was comprised of the following: (i) $6.1 million related to an investment in preferred stock of a privately held insurance company which was downgraded by A.M. Best Company ("A.M. Best") in the fourth quarter of 2005;
(ii) $1.5 million related to home office buildings which are available for sale, based on the anticipated sales prices; (iii) $1.3 million related to our holdings in a non-operating entity engaged in litigation with the Canadian government; and (iv) $1.3 million related to two real estate investments in retail stores that are vacant and listed for sale, and have recently been re-appraised.

     During 2005, we recorded writedowns of actively managed fixed maturities totaling $4.5 million as a result of analysis that led us to conclude that their declines in value were other than temporary. Of this total writedown, $3.8 million related to bonds, secured by an apartment complex, which were issued as part of the USDA Section 538 program for rural housing development. This complex has significant construction cost overruns as well as lower rents than were projected which make the viability of the USDA guarantee unclear. The remaining $.7 million of writedowns related to various other actively managed fixed maturities.

     Investments with Unrealized Losses

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2005, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                                cost          value
                                                                                             ---------      ---------
Due in one year or less...................................................................   $    65.0      $    64.4
Due after one year through five years.....................................................     1,579.6        1,558.2
Due after five years through ten years....................................................     3,510.3        3,452.4
Due after ten years.......................................................................     3,119.2        3,037.6
                                                                                             ---------      ---------

   Subtotal...............................................................................     8,274.1        8,112.6

Structured securities.....................................................................     4,759.0        4,682.6
                                                                                             ---------      ---------

   Total..................................................................................   $13,033.1      $12,795.2
                                                                                             =========      =========

     At December 31, 2005, we held two investments in our fixed maturity portfolio which were rated below-investment grade and had unrealized loss positions exceeding 20 percent of their cost bases. At December 31, 2005, such investments had an amortized cost and estimated fair value of $1.7 million and $1.3 million, respectively.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2005 (dollars in millions):

                                             Less than 12 months       12 months or greater              Total
                                           ----------------------    -----------------------     -------------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $ 1,300.9      $ (14.2)     $111.9        $ (3.5)     $ 1,412.8    $ (17.7)

     States and political subdivisions.       245.3         (4.1)       73.1          (3.3)         318.4       (7.4)

     Debt securities issued by
        foreign governments............        17.6          (.2)        -             -             17.6        (.2)

     Corporate securities..............     5,917.5       (117.6)      446.3         (18.6)       6,363.8     (136.2)

     Structured securities.............     4,533.4        (72.3)      149.2          (4.1)       4,682.6      (76.4)
                                          ---------      -------      ------        ------      ---------    -------

     Total actively managed
        fixed maturities...............   $12,014.7      $(208.4)     $780.5        $(29.5)     $12,795.2    $(237.9)
                                          =========      =======      ======        ======      =========    =======

     Equity securities.................        $3.5         $(.1)       $2.5          $(.2)          $6.0       $(.3)
                                               ====         ====        ====          ====           ====       ====

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
                                               ====         ====       =====       =====           ====       ====

     Based on management's current assessment of investments with unrealized losses at December 31, 2005, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

     Sale of General Motors Building

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

     Prior to the sale, we were the primary beneficiary of a partnership which owned the GM building. Therefore, the partnership was consolidated in our financial statements effective August 31, 2003, in accordance with the requirements of FIN 46R, which was implemented in conjunction with fresh start accounting. Net investment income for the four months ended December 31, 2003, reflected $2.9 million related to this investment (representing our equity interest in the income from the building for the 26 days prior to the sale).

     Structured Securities

     At December 31, 2005, fixed maturity investments included $6.2 billion of structured securities (or 28 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In addition, mortgage-backed securities are subject to a higher degree of risk associated with variable prepayments of principal. For example, prepayment rates are influenced by a number of factors that cannot be

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on the underlying mortgage loans and on structured securities backed by these loans increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yields on mortgage-backed securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on mortgage-backed securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2005 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................    $  213.3      $  213.2    $  209.7
4 percent - 5 percent...............................................................     1,457.5       1,406.3     1,393.9
5 percent - 6 percent...............................................................     3,934.7       3,886.4     3,843.3
6 percent - 7 percent...............................................................       568.1         584.4       586.7
7 percent - 8 percent...............................................................       169.1         174.6       174.8
8 percent and above.................................................................        17.7          18.6        19.4
                                                                                        --------      --------    --------

       Total structured securities (a)..............................................    $6,360.4      $6,283.5    $6,227.8
                                                                                        ========      ========    ========

-----------

     (a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $.4 million.

     The amortized cost and estimated fair value of structured securities at December 31, 2005, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                              ----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount      maturities
----                                                                        ---------         ------      ----------
Pass-throughs and sequential and targeted amortization classes..........    $3,993.9          $3,956.9            18%
Planned amortization classes and accretion-directed bonds...............       875.0             866.2             4
Commercial mortgage-backed securities...................................     1,409.7           1,399.8             6
Other...................................................................         4.9               4.9             -
                                                                            --------          --------            --

       Total structured securities (a)..................................    $6,283.5          $6,227.8            28%
                                                                            ========          ========            ==

-------------------------

     (a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $.4 million.

     Pass-through securities and sequential and targeted amortization class securities have different prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Targeted amortization classes, planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities ("CMBS") are secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. CMBS generally offer higher yields than corporate bonds with similar credit ratings. Most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties.

     Mortgage Loans

     At December 31, 2005, the mortgage loan balance was primarily comprised of commercial loans. Approximately 9 percent, 7 percent, 6 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in Ohio, Kentucky, New York, Massachusetts and Florida, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Substantially less than one percent of the mortgage loan balance was noncurrent at December 31, 2005. Our allowance for loss on mortgage loans was $2.4 million at both December 31, 2005 and 2004.

     Other Investment Disclosures

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $129.3 million and $142.2 million at December 31, 2005 and 2004, respectively.

     Conseco had two fixed maturity investments in excess of 10 percent of shareholders' equity at December 31, 2005 and one fixed maturity investment in excess of 10 percent of shareholders' equity at December 31, 2004 (other than investments issued or guaranteed by the United States government or a United States government agency), which are summarized below (dollars in millions):

                                                                        Successor
                                                 -----------------------------------------------------------
                                                               2005                            2004
                                                 ---------------------------       -------------------------
                                                 Amortized        Estimated        Amortized       Estimated
         Issuer                                    cost           fair value          cost        fair value
         ------                                    ----           ----------          ----        ----------
         Federal Home Loan Mortgage
           Corporation.......................   $2,900.6           $2,878.9           $884.0         $894.5
         Federal National Mortgage
           Association.......................    1,631.2            1,622.2            (a)            (a)

-----------
(a)      The investments held at December 31, 2004 were less than 10 percent of shareholders' equity.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     6. LIABILITIES FOR INSURANCE PRODUCTS

       These liabilities consisted of the following (dollars in millions):

                                                                                                Successor
                                                                                 ------------------------------------------
                                                                                  Interest
                                                  Withdrawal      Mortality         rate       December 31,    December 31,
                                                  assumption     assumption      assumption        2005            2004
                                                  ----------     ----------      ----------        ----            ----
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts....................     N/A              N/A            (c)          $  8,970.1      $ 8,766.1
       Universal life contracts................     N/A              N/A            N/A             3,716.7        3,742.1
                                                                                                 ----------      ---------

         Total interest-sensitive products.....                                                    12,686.8       12,508.2
                                                                                                 ----------      ---------

     Traditional products:
       Traditional life insurance contracts....   Company            (a)             5%             2,308.1        2,306.0
                                                experience

       Limited-payment annuities...............   Company            (b)             5%               997.2        1,053.9
                                                experience,
                                               if applicable

       Individual and group accident and
         health ...............................   Company         Company            6%             8,566.9        8,381.4
                                                experience       experience                      ----------      ---------


         Total traditional products............                                                    11,872.2       11,741.3
                                                                                                 ----------      ---------

   Claims payable and other
     policyholder funds .......................     N/A              N/A            N/A               842.1          879.8
   Liabilities related to separate
     accounts and investment trust.............     N/A              N/A            N/A                29.8           32.9
                                                                                                  ---------      ---------

         Total.................................                                                   $25,430.9      $25,162.2
                                                                                                  =========      =========

--------------------
     (a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
     (b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
     (c) In 2005 and 2004, all of this liability represented account balances where future benefits are not guaranteed.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     In accordance with SOP 90-7, the Successor established insurance liabilities and an asset for the value of policies inforce at the Effective Date using current assumptions. The adjustments to the Predecessor's liabilities for insurance products as of August 31, 2003 are summarized below (dollars in millions):

                                                                          Predecessor      Fresh start         Successor
                                                                         balance sheet     adjustments       balance sheet
                                                                         -------------     -----------       -------------
Liabilities for insurance products:
    Traditional and limited payment products:

       Traditional life insurance products ..............................   $ 1,885.3         $  320.3       $  2,205.6
       Limited pay annuities.............................................       880.0            140.0          1,020.0
       Individual accident and health ...................................     5,245.8          1,887.9          7,133.7
       Group life and health ............................................       692.0            136.7            828.7
       Unearned premiums ................................................         3.3              -                3.3
                                                                            ---------         --------        ---------

          Total liabilities for traditional and limited payment products.     8,706.4          2,484.9         11,191.3
                                                                            ---------         --------        ---------

    Interest-sensitive products:

       Investment contracts .............................................     8,489.8            132.9          8,622.7
       Universal life products ..........................................     3,994.6            (15.4)         3,979.2
                                                                            ---------         --------        ---------

          Total liabilities for interest-sensitive products..............    12,484.4            117.5         12,601.9
                                                                            ---------         --------        ---------

    Other liabilities for insurance products:

       Separate accounts and investment trusts ..........................        87.7              -               87.7
       Claims payable and other policyholder funds ......................       897.1            (10.3)           886.8
                                                                            ---------         --------        ---------

          Total other liabilities for insurance
              products...................................................       984.8            (10.3)           974.5
                                                                            ---------         --------        ---------

          Total liabilities for insurance products.......................   $22,175.6         $2,592.1        $24,767.7
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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

                                                                                      December 31,
                                                                           ---------------------------------
                                                                           2005           2004          2003
                                                                           ----           ----          ----
Balance, beginning of the year.......................................     $1,576.9      $1,528.5      $1,461.3

Incurred claims (net of reinsurance) related to:
   Current year......................................................      1,554.7       1,558.6       1,684.6
   Prior years (a)...................................................         60.3          27.5          56.3
                                                                          --------      --------      --------

      Total incurred.................................................      1,615.0       1,586.1       1,740.9
                                                                          --------      --------      --------

Interest on claim reserves...........................................         80.3          71.2          68.7
                                                                          --------      --------      --------

Paid claims (net of reinsurance) related to:
   Current year......................................................        811.3         840.6         978.2
   Prior year........................................................        814.8         733.9         743.2
                                                                          --------      --------      --------

      Total paid.....................................................      1,626.1       1,574.5       1,721.4

Net change in balance for reinsurance assumed and ceded..............        (10.1)        (34.4)        (21.0)
                                                                          --------      --------      --------

Balance, end of the year.............................................     $1,636.0      $1,576.9      $1,528.5
                                                                          ========      ========      ========

-------------
    (a) The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs exceeding our initial estimates in the Other Business in Run-off segment. For example, we increased claim reserves by $85 million during the eight months ended August 31, 2003, as a result of adverse developments and changes in our estimates of ultimate claims for these products. In addition, we increased claim reserves by $40 million in 2005, as a result of the development of new claim continuance tables based on our recent experience.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     7. INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                                Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended            ended
                                                               --------------------       December 31,      August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Current tax benefit.......................................    $  -            $ (9.3)         $(14.4)          $(13.5)
Deferred tax provision....................................     178.5           168.6            67.6              -
                                                              ------          ------          ------           ------

         Income tax expense (benefit) on period income....    $178.5          $159.3          $ 53.2           $(13.5)
                                                              ======          ======          ======           ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                 Successor                Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
U.S. statutory corporate rate..............................     35.0%           35.0%          35.0%             35.0%
Valuation allowance........................................      -               -              -                25.8
Gain on debt restructuring.................................      -               -              -               (39.7)
Subsidiary stock basis adjustment..........................      -               -              -               (21.8)
Other nondeductible expenses...............................       .4              .1             .8               (.1)
State taxes................................................       .7             -               .7                .2
Provision for tax issues, tax credits and other............      (.7)            -              (.9)              -
                                                                ----            ----           ----             -----

         Effective tax rate................................     35.4%           35.1%          35.6%              (.6)%
                                                                ====            ====           ====             =====

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                                   Successor
                                                                                          -----------------------------
                                                                                          December 31,     December 31,
                                                                                              2005             2004
                                                                                              ----             ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries, including $735 million related to the CFC loss....      $   812.8       $   790.4
       Non-life companies, including $717 million related to the CFC loss.............          796.5           761.9
    Capital loss carryforwards........................................................          397.3           388.6
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,433.2         1,598.0
       Reserve for loss on loan guarantees............................................          155.5           207.3
                                                                                            ---------       ---------

         Gross deferred tax assets....................................................        3,595.3         3,746.2
                                                                                            ---------       ---------


Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (67.8)          (79.7)
       Value of policies inforce at the Effective Date and cost of policies produced..         (752.7)         (732.1)
       Unrealized appreciation of investments.........................................          (39.7)         (188.4)
       Other..........................................................................         (186.9)         (169.4)
                                                                                            ---------       ---------

         Gross deferred tax liabilities...............................................       (1,047.1)       (1,169.6)
                                                                                            ---------       ---------

         Net deferred tax assets before valuation allowance...........................        2,548.2         2,576.6

Valuation allowance...................................................................       (1,043.8)       (1,629.6)
                                                                                            ---------       ---------

         Net deferred tax assets......................................................        1,504.4           947.0

Current income taxes prepaid (accrued)................................................           (7.8)           20.2
                                                                                            ---------       ---------

         Income tax assets, net.......................................................      $ 1,496.6       $   967.2
                                                                                            =========       =========

     In 2005, the IRS completed its examination of the Company for the tax year ending December 31, 2002, and there were no significant adjustments. Conseco and its affiliates are currently under examination by the IRS for the tax year ending December 31, 2003. The outcome of this examination (including any appeals thereof) is not expected to have a material adverse affect on our operating results, but may result in utilization or adjustment of the income tax loss carryforwards reported below.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. In addition, the use of the Company's NOLs is dependent, in part, on whether: (i) the IRS affirms the tentative settlement agreement related to the allocation of the CFC loss; and
(ii) the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. These matters are described below.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004 and 2005, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million in 2004 and $585.8 million in 2005. However, we are required to continue to hold a valuation allowance of $1,043.8

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

million because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities). There is no limitation on the ability to utilize NOLs generated by a life insurance company.

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $140 million per year with any unused amounts carried forward to the following year.

     We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Based upon our current projections of future income that we completed at December 31, 2005, we believe that we will more likely than not recover $1,504.4 million of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     The reduction in our deferred income tax valuation allowance is accounted for pursuant to SOP 90-7, as follows: (i) first, to eliminate goodwill; (ii) second, to eliminate other intangible assets; and (iii) last, as an addition to paid-in capital. Since all goodwill and applicable intangible assets were eliminated in 2004, the reduction of any remaining portion of our deferred income tax valuation allowance will be accounted for as an addition to paid-in capital pursuant to SOP 90-7. Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2003.............................................  $2,362.1
         Realization of deferred income taxes recognized
            in 2004 (a).........................................................    (168.6)
         Release of tax valuation reserve related to unrealized
            gains during 2004 (a)...............................................     (65.4)
         Recovery of amounts related to our bankruptcy and
            state taxes (a).....................................................      (4.1)
         Increase in deferred tax assets related to the worthlessness
            of CFC..............................................................     500.1
         Release of valuation allowance (a).....................................    (947.0)
         Deferred tax assets not realizable.....................................     (47.5)
                                                                                  --------

       Balance at December 31, 2004.............................................   1,629.6

         Release of valuation allowance (b).....................................    (585.8)
                                                                                  --------

       Balance at December 31, 2005.............................................  $1,043.8
                                                                                  ========

--------------
     (a) There is a corresponding increase (decrease) for these items in the following accounts: (i) goodwill - ($952.2) million; (ii) other intangible assets - $(171.1) million; and (iii) additional paid-in capital - $61.8 million.

     (b)  There is a corresponding increase to additional paid-in capital.

     As of December 31, 2005, we had $4.6 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                Total loss carryforwards
                      ---------------------    Capital loss        Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2006.......      $     .1   $     .1      $    5.5             $    5.7            $    5.7          $    -
     2007.......           5.7        -           459.7                465.4               465.4               -
     2008.......           -           .1         583.7                583.8               583.8               -
     2009.......           -         10.5          86.2                 96.7                10.5              86.2
     2010.......           -          2.6           -                    2.6                 2.6               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -         15.1           -                   15.1                15.1               -
     2016.......          49.3        -             -                   49.3                49.3               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)   12.0           -                2,182.6                56.1           2,126.5
     2019.......           -           .7           -                     .7                  .7               -
     2020.......          63.5        -             -                   63.5                 -                63.5
     2022.......           -          -             -                    -                   -                 -
     2023.......           -      2,125.9 (a)       -                2,125.9                76.2           2,049.7
     2024.......           -          1.3           -                    1.3                 -                 1.3
     2025.......           -        106.9           -                  106.9                 -               106.9
                      --------   --------      --------             --------            --------          --------

     Total......      $2,322.4   $2,275.6      $1,135.1             $5,733.1            $1,299.0          $4,434.1
                      ========   ========      ========             ========            ========          ========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

-------------

     (a) The allocation of the NOLs summarized above assumes: (i) the IRS affirms the tentative settlement agreement related to the allocation of the CFC loss; and (ii) the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. These matters are described below. If the IRS does not approve the tentative settlement agreement, a question would exist as to whether $2.1 billion of NOLs expiring in 2018 relate to the life companies (as presented above) or to the non-life companies. If the IRS approves the tentative settlement agreement but disagrees with the tax position we plan to take with respect to the allocation of cancellation of indebtedness income, and their position prevails, $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

     The following paragraphs describe some of the open matters related to the classification of our NOLs.

     Conseco and its affiliates are currently under examination by the IRS for the tax year ending December 31, 2003. During the 2003 audit, the IRS questioned the Company's tax position on the CFC loss, and requested Technical Advice from the National Office of the IRS. The Technical Advise Memorandum ("TAM") issued by the National Office confirmed the Company's position that the CFC loss would be treated as a post-emergence loss and therefore would not be subject to the
Section 382 limitation. However, the TAM was adverse to the Company's position that the CFC loss was incurred by a life insurance company. The Company then requested, pursuant to its appeal rights, that the issue be resolved through the IRS's Fast-Track resolution process, and a settlement was reached. The settlement was incorporated as an adjustment in the audit. The tentative settlement characterized $2.1 billion of the CFC loss as life insurance company losses and the remaining amount as non-life losses prior to application of the cancellation of indebtedness attribute reductions described below. Due to the carryback of capital losses during the audit period resulting in a refund in excess of $2 million, the audit is not final until the Joint Committee on Taxation (the "Joint Committee"), which is a committee composed of 10 members (five of whom are members of the Committee on Finance of the United States Senate and five of whom are members of the Committee on Ways and Means of the United States House of Representatives), has approved it. Generally, the IRS must audit and the Joint Committee must approve any tax years in which there is a refund in excess of $2 million, as required by Internal Revenue Code Section 6405. The IRS has proposed to the Joint Committee, in a special report as mandated by IRC ss.6405(b), that the audited tax years for 2002-2003 be accepted as adjusted. This special report was sent to the Joint Committee in February of 2006. If the Joint Committee does not approve the audit, the Committee will explain its objections to the IRS and the IRS must then address those objections in the audit and resubmit the audit for approval. Review by the Joint Committee can take as long as nine months to complete.

     The Code provides that any income realized as a result of the cancellation of indebtedness in bankruptcy (cancellation of debt income or "CODI") must reduce NOLs. We realized an estimated $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs. However, if the IRS were to disagree with our interpretation and ultimately prevail, we believe $631 million of NOLs classified as life company NOLs would be re-characterized as non-life NOLs and subject to the 35% limitation discussed above. Such a re-characterization would also extend the year of expiration as life company NOLs expire after 15 years whereas non-life NOLs expire after 20 years. The Company does not expect the IRS to consider this issue for a number of years.

     Prior to January 1, 1984, certain life insurance subsidiaries of the Company were entitled to exclude certain amounts from taxable income and accumulate such amounts in a "Policyholders Surplus Account". Pursuant to the American Jobs Creation Act of 2004 (the "2004 Act"), the affected subsidiaries can reduce the Policyholders Surplus Account in 2006 without incurring any tax liability. The aggregate balance in this account at December 31, 2005 was $150.7 million, which prior to the 2004 Act would have resulted in federal income taxes payable of $52.7 million if such amounts had been distributed or deemed distributed from the Policyholders Surplus Account. No provision for taxes has ever been made for this item since the affected subsidiaries had no intention of distributing such amounts. The affected subsidiaries expect to utilize this provision, thereby eliminating or substantially reducing this potential tax liability.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     8. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of December 31, 2005 and 2004 (dollars in millions):

                                                                                                      Successor
                                                                                               -----------------------
                                                                                               2005               2004
                                                                                               ----               ----
3.50% convertible debentures............................................................      $330.0             $  -
$447.0 million secured credit agreement.................................................       524.6(a)             -
$800.0 million secured credit agreement ("Credit Facility").............................         -                768.0
Unamortized discount on convertible debentures..........................................        (3.1)               -
                                                                                              ------             ------

     Direct corporate obligations.......................................................      $851.5             $768.0
                                                                                              ======             ======

--------------

     (a) Includes a one-time increase in the facility as further discussed below.

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). The Debentures were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Related issuance costs of $7.9 million were recorded as deferred charges and will be amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them. The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's Credit Facility. The terms of the Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At December 31, 2005, unamortized issuance costs (classified as other assets) related to the Debentures were $7.4 million.

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

     If an event of default occurs and is continuing with respect to the Debentures, either the trustee or the holders of at least 25 percent of the aggregate accreted principal amount of the Debentures then outstanding may declare the accreted principal amount, plus accrued and unpaid interest, including additional interest and contingent interest, if any, on the Debentures to be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs, the accreted principal amount plus accrued and unpaid interest, including additional interest and contingent interest, if any, on the Debentures will become immediately due and payable. The following are events of default

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

with respect to the Debentures:

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

     In connection with the sale of the Debentures, the Company also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the initial purchasers. Pursuant to that agreement, the Company agreed to file with the SEC within 90 days, and to use its reasonable best efforts to cause to become effective on or before March 13, 2006, a shelf registration statement with respect to the resale of the Debentures and the sale of our shares of common stock issuable upon conversion of the Debentures. If the Company fails to comply with certain of its obligations under the Registration Rights Agreement, additional interest will be payable on the Debentures. The Company filed the shelf registration statement on November 8, 2005, but it has not yet become effective.

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

     On June 22, 2004, we entered into the Credit Facility with a principal balance of $800.0 million. The Credit Facility was a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest, under the Previous Credit Facility; (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes.

     In August 2005, we entered into a $447.0 million secured credit agreement (the "Amended Credit Facility"). The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Company recognized a $3.7 million loss on the extinguishment of debt during 2005 for the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the Amended Credit Facility. The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During 2005, we made principal payments totaling $2.4 million on our Amended Credit Facility as well as a mandatory prepayment of $.9 million on the Credit Facility (after consideration of a $28.0 million prepayment made in December 2004) based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. There were $5.6 million and $9.1 million of unamortized issuance

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

costs (classified as other assets) related to our senior secured credit facilities at December 31, 2005 and 2004, respectively.

     Under the terms of the Amended Credit Facility, we are required to make quarterly principal payments of .25 percent (approximately $1.3 million) of the initial principal amount through March 31, 2010. The remaining principal balance is due on June 22, 2010. The amount outstanding under the Amended Credit Facility bears interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate on the Amended Credit Facility is equal to LIBOR plus 2 percent, compared to LIBOR plus 3.5 percent under the Credit Facility. The base rate on the Amended Credit Facility is equal to 1 percent (2.5 percent under the Credit Facility) plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. If the Company's senior secured long-term debt is rated at least Ba3 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. In March 2006, Moody's upgraded our senior secured debt rating to "Ba3" from "B2". At December 31, 2005, the interest rate on our Amended Credit Facility was 6.4 percent.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       2006............................................  $   5.2
       2007............................................      5.2
       2008............................................      5.2
       2009............................................      5.2
       2010............................................    503.8
                                                          ------

                                                          $524.6
                                                          ======

     Pursuant to the Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Amended Credit Facility) is greater than 20 percent and certain insurance subsidiaries (as defined in the Amended Credit Facility) have financial strength ratings of less than A- from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Amended Credit Facility. The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

     The Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 16 percent at December 31, 2005); (ii) an interest coverage ratio greater than or equal to 2.00 to 1 for each rolling four quarters ending June 30, 2007, and 2.50 to 1 for each rolling four quarters thereafter (such ratio exceeded the minimum requirement for the four quarters ending December 31,
2005); (iii) an aggregate risk-based capital ratio, as defined in the Amended Credit Facility, greater than or equal to 245 percent for each quarter ending during the period from September 30, 2005 through March 31, 2006, and 250 percent for each quarter ending thereafter (such ratio exceeded the minimum risk-based capital requirements at December 31, 2005); (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at December 31, 2005 exceeded such requirement); and (v) specified investment portfolio requirements (such investment portfolio requirements were met at December 31, 2005).

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at December 31, 2005. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Amended Credit Facility.

     The Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Amended Credit Facility). The obligations under our Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     9. COMMITMENTS AND CONTINGENCIES

     Litigation

     Legal Proceedings

     The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the financial condition, operating results or cash flows of the Company. The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict. In the event of an adverse outcome in one or more of these matters, the ultimate liability may be in excess of the liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     Securities Litigation


     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs have filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. This limit was reached in May of 2005. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs were given until August 24, 2005 to amend their complaint a second time. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $1.5 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Other Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company ("Conseco Life"), have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. On or about June 23, 2004, the Judicial Panel on Multidistrict Litigation ("JPML") consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). On or about September 23, 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint seeks unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. Trial is currently set to begin on or about September 5, 2006. On May 24, 2005 a lawsuit was filed in Illinois on behalf of a putative statewide class captioned William
J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois, transferred to California and consolidated and coordinated with MDL 1610. On September 14, 2005, an individual lawsuit was filed in Hawaii by approximately 800 plaintiffs captioned AE Ventures For Archie Murakami et al. v. Conseco, Inc. and Conseco Life Insurance Company and Doe Defendants 1-100; Case No. CV05-00594SOM (U.S. District Court, District of Hawaii). The AE Ventures action has been transferred to California and consolidated and coordinated with MDL 1610. Other cases now pending include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Arlene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Four putative nationwide and/or statewide class-action lawsuits filed in California state courts have been consolidated and are being coordinated in the Superior Court of San Francisco County under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc., Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case No. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, Mr. Schwartz filed a purported nationwide class action captioned William Schwartz and Rebecca R. Frankel, Trustee of the Robert
M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). On December 22, 2005 a lawsuit was filed in Pennsylvania captioned Lisa M. Jordan v. Allen
R. Shank and Conseco Life Insurance Company, Case No. 05-10204 (Court of Common Pleas, Chester County, Pennsylvania). We believe these lawsuits are without merit and intend to defend them vigorously. However, the ultimate outcome of the lawsuits cannot be predicted with certainty and an adverse decision could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

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

     On December 19, 2001, four of the Company's subsidiaries were named in a purported nationwide class action seeking unspecified damages in the District Court of Adams County, Colorado, Jose Medina and others similarly situated v. Conseco Annuity Assurance Company, Conseco Life Insurance Company, Bankers National Life Insurance Company and

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

Bankers Life and Casualty Company, Cause No. 01-CV-2465, alleging among other things breach of contract regarding alleged non-disclosure of additional charges for those policyholders paying via premium modes other than annual. On November 10, 2003, the court denied the plaintiff's motion for class certification. On January 26, 2004, the plaintiff appealed the trial court's ruling denying class certification, but the Colorado Court of Appeals upheld the trial court's ruling on August 25, 2005. Plaintiffs' counsel indicated that they were going to re-file the case with a smaller proposed plaintiff class. We settled the case to avoid further litigation.

     In October 1997, an action was filed against CVIC, a former subsidiary of the Company, and general agent Glenn H. Guffey by nine South Carolina agents, who alleged that they had suffered losses as a result of defendants' breach of contract, fraud and misleading conduct relating to the sale of Flex II annuities. In the action, Thomas Allen et al v. Great American Reserve Insurance Company, Glenn H. Guffey and American Home Assurance Company, Case Number 29C01-9709-CP751 in the Circuit Court of Hamilton County, Indiana, plaintiffs claim that Mr. Guffey told them that the annuities would have no initial administrative fees charged to the owner of the annuity (when in fact they did) and that as a result, they had been selling the annuities on that basis. Plaintiffs demanded unspecified compensatory and punitive damages, and allege that they have lost commissions and renewals and that their business reputations have been damaged as a result of Mr. Guffey's misrepresentations. They further contend that CVIC should be held liable as it negligently supervised Mr. Guffey and knew about his fraudulent conduct. Defendants were granted a Summary Judgment on February 9, 2000, but plaintiffs appealed the judgment, and the Indiana Supreme Court overturned it on April 2, 2002. Mr. Guffey has settled with plaintiffs, and the case against CVIC is now set for a jury trial commencing March 27, 2006. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On February 13, 2004, a declaratory judgment action, RLI Insurance Company
v. Conseco, Inc., et al 1:04-cv-00310-LJM-WTL, was filed in the United States District Court for the Southern District of Indiana by RLI Insurance Company ("RLI"), Conseco's fiduciary insurance carrier. RLI is asking the court to find that is has no liability under its policy for the claims made against Conseco in Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM. In this 2004 Declaratory Judgment action, RLI claims that releases provided to them pursuant to RLI's agreement to settle a prior case involving the Predecessor, RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana), absolved it of any further liability for claims by Conseco. The Company is pursuing recovery from RLI of the $10 million paid to settle the Russell matter, and has filed counterclaims for declaratory judgment and breach of contract. The court stayed this case until the Russell matter was resolved; however, the stay was lifted as of November 15, 2005. We believe that RLI's position is without merit because the previous release is not applicable to the Russell matter. We plan to vigorously pursue all claims against RLI, but the ultimate outcome of the lawsuit cannot be predicted with certainty. We expect to ultimately recover from RLI a substantial portion of the amount we paid in settlement of the Russell matter.

     On July 9, 1999, a complaint was filed in the Supreme Court of the State of New York, County of New York, PRG Planning & Development, LLC v. LateNite Magic, Inc., Daurio & Russo & Sons Construction Co., Inc., Specialized Audio Visual, Inc., Farmore Realty, Inc. f/k/a Sweetheart Theatres, Inc., The City of New York and the State of New York Cause No: 114077/99. The complaint seeks damages in the amount of $3.9 million with interest thereon from January 20, 1998. This is a lien foreclosure suit that is the result of an April 1996 lease agreement entered into by LateNite Magic and Farmore Realty, Inc. to develop a theme restaurant based on the magic of David Copperfield. CVIC and our subsidiary Conseco Annuity Assurance Company (now known as Conseco Insurance Company) purchased preferred stock of LateNite and acquired the right to an assignment of the April 1996 lease. An amended complaint was filed on December 2, 1999 naming CVIC and Conseco Annuity Assurance Company as co-defendants. The trial in this case commenced on March 10, 2005 and concluded on May 20, 2005. The post trial briefs have been submitted and a decision could come at any time. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. We believe that we have established adequate reserves in the event we are found liable under this lawsuit. The ultimate outcome of the lawsuit cannot be predicted with certainty.

     On March 24, 2004, a complaint was filed in the United States District Court for Western District of North Carolina, Statesville Division, StockCar Stocks Advisors, LLC v. 40/86 Advisors, Inc. f/k/a Conseco Capital Management, Inc.; Maxwell E. Bublitz; Gregory J. Hahn; and D. Bruce Johnson, Cause No. 5:04-04 CV 31. Plaintiff is a limited liability company formed to sponsor, operate, and manage a mutual fund company known as StockCar Stocks Mutual Fund, Inc. Plaintiff alleges in its complaint that it was damaged by 40|86's conduct related to its purchase of the StockCar Stocks Mutual Fund from Plaintiff. Plaintiff demanded damages in an unnamed amount based on their claims of breach of contract,

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

fraud, fraudulent concealment, negligent and innocent misrepresentation, unfair and deceptive trade practices, conversion, negligence and wantonness. The case has been settled and dismissed.

     On December 10, 2004, a complaint was filed in the United States District Court for the Northern District of Oklahoma, Robin C. Willig, as Executrix of the Estate of Rhodes K. Scherer vs. Conseco Senior Health Insurance Company and Conseco, Inc., Case No. 04 CV 923E (M). The plaintiff alleges that the failure to pay long term care insurance policy proceeds has been a breach of contract and in violation of the duty to act in good faith, and seeks actual damages in a sum in excess of $75,000, punitive damages in a sum in excess of $75,000, her costs, attorneys' fees, and such other and further relief as the Court and jury determine to be just, equitable, and fair. On or about September 27, 2005, the plaintiff dismissed Conseco, Inc. as a defendant. Discovery is ongoing. Jury trial is currently set for September 18, 2006. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On October 8, 2003, a complaint was filed in the United States District Court for South Carolina, Greenville Division, Consolidated Insured Benefits, Inc. and Ronald F. English v. Conseco Medical Insurance Company, Cause No. 6:03-3211-20. Plaintiffs are a former Conseco Medical Insurance Company ("CMIC") field marketing organization and its president and chief executive officer, and they allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for fraud, negligent misrepresentation and breach of fiduciary duty. CMIC has filed a motion for summary judgment, and the court has enlarged the time for discovery to July 2006. The case is expected to be set for trial in 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On January 31, 2003, a complaint was filed in the Circuit Court of Rock County, Wisconsin, School District of Beloit v. Conseco Life Insurance Company f/k/a Philadelphia Life Insurance Company, Daniel Boutelle, Combined Insurance Group, Inc., H.E.P. Administrators, Inc., and Beloit Memorial Hospital, Inc., Case No. 03-CV-134. A first amended complaint was filed on or about October 1, 2003, adding Sympson & Associates, Inc. and Reinsurance Consultants, LTD. The lawsuit involves two stop loss policies under which coverage was provided by Conseco Life to the School District of Beloit with respect to its employees' group health plan. The matter has been settled. The case is to be dismissed.

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

     On October 20, 2004, in Conseco Services v. Hilbert, Conseco Services was granted partial final summary judgment in the amount of $62.7 million plus interest. Mr. Hilbert has appealed that ruling. The Court of Appeals ruled in our favor on November 8, 2005. Mr. Hilbert has now filed a petition to transfer with the Indiana Supreme Court. Ms. Cuneo recently settled all outstanding litigation with us and the cases were dismissed in February, 2006.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At December 31, 2005, we estimated that approximately $34.4 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $17.5 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     Guaranty Fund Assessments

     The balance sheet at December 31, 2005, included: (i) accruals of $10.8 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2005; and (ii) receivables of $7.5 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2004, such guaranty fund assessment accruals were $10.3 million and such receivables were $7.8 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense (benefit) for such assessments of $4.0 million in 2005; $(.6) million in 2004; $1.2 million in the four months ended December 31, 2003; and $4.1 million in the eight months ended August 31, 2003.

     Guarantees

     We hold bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans which exceed $230 million. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2005, we have estimated that approximately $34.4 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable. In 2005, other operating costs and expenses are net of a $3.2 million recovery related to our evaluation of the collectibility of the D&O loans.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $17.5 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at December 31, 2005 and 2004, was $23.2 million and $22.0 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Leases and Certain Other Long-Term Commitments

     The Company rents office space, equipment and computer software under noncancellable operating leases. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these agreements was $41.3 million in 2005; $44.1 million in 2004; $20.3 million in the four months ended December 31, 2003; and $29.0 million in the eight months ended August 31, 2003. Future required minimum payments as of December 31, 2005, were as follows (dollars in millions):

2006   ...........................................................................  $ 35.4
2007   ...........................................................................    28.4
2008   ...........................................................................    25.1
2009   ...........................................................................    23.3
2010   ...........................................................................    20.0
Thereafter........................................................................    99.3
                                                                                    ------

        Total.....................................................................  $231.5
                                                                                    ======

     10. OTHER DISCLOSURES

     Deferred Compensation Plan and Postretirement Plans

     For our deferred compensation plan and postretirement plans, in periods subsequent to the Effective Date, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions (which differs from the method used by our Predecessor, whereby, such gains (losses) were recognized over the expected service lives of the participants).

     One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of our deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $79.0 million and $70.8 million at December 31, 2005 and 2004, respectively. Substantially all of this liability represented vested benefits. Costs incurred on this plan were $11.3 million in 2005; $8.9 million during 2004; $1.5 million in the four months ended December 31, 2003; and $4.0 million in the eight months ended August 31, 2003 (including the recognition of losses of $4.0 million in 2005 and $2.7 million in 2004 resulting from actual experience being different than expected or from changes in actuarial assumptions).

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Effective December 31, 2005, the Company terminated certain postretirement benefit plans. Prior to the termination of such plans, we provided certain health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which certain subsidiaries were acquired. Certain postretirement benefit plans were contributory, with participants' contributions adjusted annually. Actuarial measurement dates of September 30 and December 31 were used for our postretirement benefit plans. In 2005, we recognized gains of $13.2 million on the termination of these plans. The costs incurred on these plans during 2004 were reduced by $7.9 million related to the recognition of changes in the actuarial benefit obligation resulting either from actual experience being different than expected or from changes in actuarial assumptions. The remaining liability at December 31, 2005, relates to benefits to be paid in 2006. Amounts related to the postretirement benefit plans were as follows (dollars in millions):

                                                                              Successor
                                                                 ----------------------------------
                                                                 December 31,          December 31,
                                                                     2005                  2004
                                                                     ----                  ----
Benefit obligation, beginning of year.......................        $ 13.8                 $22.6
    Interest cost...........................................            .6                   1.3
    Plan participants' contributions........................           1.0                    .4
    Actuarial gain..........................................           -                    (7.9)
    Gain on plan terminations...............................         (13.2)                  -
    Benefits paid...........................................          (1.7)                 (2.6)
                                                                    ------                 -----

Benefit obligation, end of year.............................        $   .5                 $13.8
                                                                    ======                 =====

Funded status - accrued benefit cost........................        $   .5                 $13.8
                                                                    ======                 =====

     We used the following weighted average assumptions to calculate:

                                                                      2005                  2004
                                                                      ----                  ----
Benefit obligations:
    Discount rate..............................................       5.50%                 5.75%

Net periodic cost:
    Discount rate..............................................       5.75%                 6.2%

     The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At both December 31, 2005 and 2004, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 5 percent annual increase in compensation until the participant's normal retirement date (age 65 and completion of five years of service).

     The following assumed health care cost trend rates were used to determine our postretirement benefit obligation:

                                                                                            2004
                                                                                            ----
Initial healthcare cost trend rate.....................................................    10.0%
Ultimate health care cost trend rate...................................................     6.0%
Year the rate reaches the ultimate trend rate..........................................    2015

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Components of the cost we recognized related to postretirement plans were as follows (dollars in millions):

                                                                                Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Cost of postretirement benefits:
    Interest cost.....................................        $   .6           $ 1.3          $ .5          $ .9
    Amortization of prior service cost................           -               -               -           (.1)
    Curtailment gains.................................         (13.2)            -               -             -
    Recognized net actuarial gain.....................           -              (7.9)          (.3)          (.5)
                                                              -------          -----          ----          ----

       Net periodic cost (benefit)....................        $(12.6)          $(6.6)         $ .2          $ .3
                                                              ======           =====          ====          ====

     The benefits expected to be paid pursuant to our deferred compensation plan and postretirement benefit plans as of December 31, 2005 were as follows (dollars in millions):

       2006...........................................         $  3.4
       2007...........................................            3.2
       2008...........................................            3.5
       2009...........................................            3.7
       2010...........................................            3.9
       2011 - 2015....................................           25.9

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.0 million in 2005 and $4.1 million in 2004. No employer contributions were made during the 2003 periods. Employer matching contributions are discretionary.

     Reclassification Adjustments Included in Comprehensive Income

     The changes in unrealized appreciation (depreciation) included in comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income (loss) of approximately $165 million and $75 million for the years ended December 31, 2005 and 2004, respectively. Such changes for the 2003 periods were not significant.

     Executive Termination

     In the third quarter of 2004, the Company terminated the employment of William J. Shea, the Company's former Chief Executive Officer. Pursuant to Mr. Shea's employment agreement dated May 27, 2003 and other compensation arrangements, Mr. Shea received or is entitled to the following amounts or benefits:

     (i)  A $6.25 million cash severance payment.
     (ii) Immediate vesting in 240,753 shares of restricted stock and 240,753 stock options with an exercise price of $16.40 per share. Such options were exercised on November 9, 2004. The Company withheld 309,500 shares to cover the exercise price of the stock options and the federal and state taxes owed by Mr. Shea on the restricted stock and stock options. The shares withheld were then cancelled. The following changes to common stock and additional paid-in capital resulted from the above transactions: (i) an increase of $5.9 million related to the exercise price of the stock options and vesting of the restricted stock; (ii) a decrease of $5.5 million related to shares withheld for the exercise price and for federal and state taxes owed by Mr. Shea; and (iii) a decrease of $.1 million related to the tax liability recognized by the Company on the exercise of non-qualified stock options and vesting of restricted stock. We recognized compensation expense of $2.0 million during the third quarter of 2004 related to the vesting of the aforementioned restricted shares and stock options. Additional stock options or restricted stock granted to Mr. Shea did not vest and were cancelled.
    (iii) A pro rata portion of his 2004 bonus of $.3 million.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     (iv) Certain supplemental retirement, insurance and other benefits for which we recognized expenses of $2.4 million in 2004.

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

     11. SHAREHOLDERS' EQUITY

     Pursuant to the Plan, CNO issued 34.4 million shares of class A convertible exchangeable preferred stock with an aggregate liquidation preference of approximately $859.7 million. The preferred stock had a par value of $.01 per share and a liquidation preference of $25 per share. Dividends were payable semi-annually in additional shares of class A preferred stock on March 1 and September 1 at a rate equal to 10.5 percent of the liquidation preference per share. The class A preferred stock was redeemed in the second quarter of 2004, as further discussed below.

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

     The Preferred Stock is mandatorily convertible into common stock of Conseco on May 15, 2007. The conversion rate for each share of Preferred Stock will range from 1.1228 to 1.3699 shares of Conseco common stock, depending on the applicable market value of our common stock, as defined in the certificate of designations, on the mandatory conversion date. As of December 31, 2005, the Preferred Stock would have been convertible into 31.0 million shares of Conseco common stock. At any time prior to May 15, 2007, the holders of the Preferred Stock may convert such shares at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. If at any time prior to May 15, 2007, the closing price of our common stock exceeds 150 percent of the threshold appreciation price of $22.27, subject to adjustment under certain circumstances, the Company, at its option for a certain period of time, may elect to convert all outstanding Preferred Stock at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. In addition, if the Company elects such conversion, it must pay the holders of the Preferred Stock, in cash, an amount equal to the present value of all remaining unpaid dividends on the Preferred Stock through and including May 15, 2007.

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

     Holders of the Preferred Stock are only entitled to voting rights in limited circumstances as further described in the

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

     On the Effective Date, the Successor adopted a new long-term incentive plan, which permits the grant of CNO incentive or non-qualified stock options and restricted stock awards to certain directors, officers and employees of CNO and certain other individuals who perform services for the Company. A maximum of 10 million shares may be issued under the plan. During September 2003, the Company granted options to purchase 500,000 shares of CNO common stock at $16.40 per share and 500,000 restricted shares of CNO common stock to a former Chief Executive Officer in accordance with his employment agreement. The employment of such Chief Executive Officer was terminated in 2004. The amounts and benefits that our former Chief Executive Officer was entitled to receive are discussed in the note to the consolidated financial statements entitled "Other Disclosures" under the caption "Executive Termination". In addition, the Company granted options to purchase 500,000 shares of CNO common stock at $19.61 per share and 500,000 restricted shares of CNO common stock to the Chairman of the Board of Directors in accordance with his agreement. These options and restricted shares vest over a three-year period. During 2005 and 2004, the Company granted .2 million and 2.0 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $21.41 per share and $18.85 per share, respectively. The fair value of such grants totaled $4.7 million and $37.1 million in 2005 and 2004, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. The vesting periods range from immediate vesting to a period of four years. We recognized compensation expense of $11.4 million, $13.7 million and $1.8 million in 2005, 2004 and the four months ended December 31, 2003, respectively, related to the vesting of restricted stock, net of forfeitures. At December 31, 2005 and 2004, the unrecognized compensation expense totaled $18.3 million and $27.2 million, respectively.

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                                Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months     Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Balance, beginning of period............................      151,058         100,116           -             346,007
    Issuance of shares pursuant to Plan.................         -                -         100,000               -
    Stock options exercised.............................           23             -  (a)        -                 -
    Issuance of shares..................................         -             50,600           -                 -
    Shares issued under employee benefit
       compensation plans...............................          443             342(a)        116               -
    Other...............................................          (11)            -             -                 -
    Cancelled pursuant to the Plan......................         -                -             -            (346,007)
                                                              -------         -------       -------          --------

Balance, end of period..................................      151,513         151,058       100,116               -
                                                              =======         =======       =======          ========

-------------
     (a) Such amount has been reduced by an aggregate of 310 thousand shares which were withheld for the payment of the exercise price of the stock options and federal and state taxes owed by a former executive. See the note to our consolidated financial statements entitled "Other Disclosures" under the caption "Executive Termination" for additional information related to the shares withheld.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     A summary of the Company's stock option activity and related information is presented below (shares in thousands):

                                                                           Successor                        Predecessor
                                                    ---------------------------------------------------   ----------------
                                                              Years
                                                              ended                      Four months      Eight months
                                                            December 31,                   ended             ended
                                                    ------------------------             December 31,       August 31,
                                                    2005                 2004               2003              2003
                                                    ----                 ----               ----              ----

                                                        Weighted            Weighted           Weighted           Weighted
                                                         average             average            average            average
                                                        exercise            exercise           exercise           exercise
                                             Shares       price    Shares     price   Shares     price    Shares    price
                                             ------       -----    ------     -----   ------     -----    ------    -----
Outstanding at the beginning of
   the period...........................     3,448       $19.82     1,000    $18.01        -     $ -       23,520   $15.95

Options granted.........................       560        21.22     3,506     19.95     1,000     18.01       -       -

Exercised...............................       (23)       20.83      (241)    16.40        -       -          -       -

Cancelled pursuant to the Plan..........        -          -           -       -           -       -      (17,438)   18.29

Forfeited or terminated.................      (449)       20.92      (817)    19.16        -       -       (6,082)    9.26
                                             -----                  -----               -----             -------

Outstanding at the end of the year......     3,536        19.89     3,448     19.82     1,000     18.01       -
                                             =====                  =====               =====             =======

Options exercisable at the end of
   the period...........................     1,406                    699                  -                  -
                                             =====                    ===              ======             =======

Available for future grant..............     4,247                  4,320               7,982                 -
                                             =====                  =====              ======             =======

     All outstanding stock options of the Predecessor were cancelled pursuant to the Plan.

     The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

                                                         Options outstanding                 Options exercisable
                                            --------------------------------------------  ----------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
  $16.20 - $20.37...................           1,601            8.5          $18.42          611           $18.72
  $21.00 - $22.42...................           1,935            8.6           21.11          795            21.00
                                               -----                                       -----

                                               3,536                                       1,406
                                               =====                                       =====

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                                Successor                 Predecessor
                                                               ---------------------------------------    -----------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,              ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Net income........................................            $324.9          $294.8         $ 96.3          $2,201.7
Preferred stock dividends.........................             (38.0)          (65.5)         (27.8)              -
                                                              ------          ------         ------          --------

     Net income applicable to common
       stock for basic earnings per share.........             286.9           229.3           68.5           2,201.7

   Effect of dilutive securities:
     Preferred stock dividends....................              38.0            24.2           27.8               -
                                                              ------          ------         ------          --------

     Net income applicable to common
       stock and assumed conversions for
       diluted earnings per share.................            $324.9          $253.5         $ 96.3          $2,201.7
                                                              ======          ======         ======          ========

Shares:
   Weighted average shares outstanding for basic
     earnings per share...........................           151,160         132,280        100,110
                                                             -------         -------        -------

Effect of dilutive securities on weighted average
   shares:
     Class B Mandatorily convertible preferred
       stock......................................            33,027          23,145             -
     Class A convertible exchangeable
       preferred stock............................               -               -           43,257
     Stock option and restricted stock plans......               853             505            119
                                                             -------         -------        -------

     Dilutive potential common shares.............            33,880          23,650         43,376
                                                             -------         -------        -------

     Weighted average shares outstanding for
       diluted earnings per share.................           185,040         155,930        143,486
                                                             =======         =======        =======

     During 2004, equivalent common shares of 19.9 million related to the assumed conversion of convertible exchangeable preferred stock (which was redeemed in the second quarter of 2004) were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

     In August 2005, as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations", we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035. In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. As of December 31, 2005, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share for 2005.

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

     12. OTHER OPERATING STATEMENT DATA

     Insurance policy income consisted of the following (dollars in millions):

                                                                                  Successor              Predecessor
                                                               ---------------------------------------   ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Traditional products:
    Direct premiums collected...........................    $ 4,434.4       $ 4,400.2        $1,477.9        $ 3,264.3
    Reinsurance assumed.................................         60.1            70.2            31.9             57.3
    Reinsurance ceded...................................       (232.2)         (255.2)          (92.1)          (196.4)
                                                            ---------       ---------        --------        ---------

          Premiums collected, net of reinsurance........      4,262.3         4,215.2         1,417.7          3,125.2

    Change in unearned premiums.........................         18.3             1.6           (15.4)            13.5
    Less premiums on universal life and products
       without mortality and morbidity risk which
       are recorded as additions to insurance
       liabilities .....................................     (1,709.8)       (1,648.3)         (528.2)        (1,266.4)
                                                            ---------       ---------        --------        ---------
          Premiums on traditional products with
             mortality or morbidity risk................      2,570.8         2,568.5           874.1          1,872.3
Fees and surrender charges on interest-sensitive
     products...........................................        359.3           380.8           131.7            332.0
                                                            ---------       ---------        --------        ---------

          Insurance policy income.......................    $ 2,930.1       $ 2,949.3        $1,005.8        $ 2,204.3
                                                            =========       =========        ========        =========

     The four states with the largest shares of 2005 collected premiums were Florida (8.8 percent), California (7.3 percent), Texas (6.3 percent) and Pennsylvania (5.1 percent). No other state accounted for more than 5 percent of total collected premiums.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Other operating costs and expenses were as follows (dollars in millions):

                                                                                 Successor               Predecessor
                                                               ---------------------------------------   ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                     December 31,            ended           ended
                                                               --------------------        December 31,    August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Commission expense..........................................  $154.0          $171.4        $  66.4           $117.9
Salaries and wages..........................................   186.0           195.5           70.5            136.3
Other.......................................................   232.1           265.9           81.5            169.3
                                                              ------          ------        -------           ------

       Total other operating costs and expenses.............  $572.1          $632.8         $218.4           $423.5
                                                              ======          ======         ======           ======

     Changes in the value of policies inforce at the Effective Date were as follows (dollars in millions):

                                                                                                Successor
                                                                            --------------------------------------------
                                                                                     Years
                                                                                     ended                  Four months
                                                                                  December 31,                 ended
                                                                            ----------------------          December 31,
                                                                            2005              2004              2003
                                                                            ----              ----              ----
Balance, beginning of period...........................................   $2,629.6          $2,949.5         $3,102.6
    Additional acquisition expense.....................................        2.6               3.4              2.4
    Amortization.......................................................     (294.7)           (320.0)          (122.0)
    Balance sheet reclassifications....................................       -                 48.9              -
    Amounts related to fair value adjustment of actively managed
       fixed maturities................................................       76.5             (52.2)           (33.5)
                                                                          --------          --------         --------

Balance, end of period.................................................   $2,414.0          $2,629.6         $2,949.5
                                                                          ========          ========         ========

     Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 12 percent of the December 31, 2005 balance of the value of policies inforce at the Effective Date in 2006, 11 percent in 2007, 10 percent in 2008, 8 percent in 2009 and 8 percent in 2010. The discount rate used to determine the amortization of the value of policies inforce at the Effective Date averaged 5 percent in the years ended December 31, 2005 and 2004, and the four months ended December 31, 2003.

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

     During the second quarter of 2004, we evaluated certain amortization assumptions used to estimate gross profits for universal life products and investment-type products by comparing them to our actual experience. We made refinements to the previous assumptions related to investment income to match actual experience and our estimates for future assumptions. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect the profits to emerge over time. These new assumptions resulted in a retroactive reduction to the amortization of the value of policies inforce at the Effective Date of $7.7 million 2004.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Changes in our predecessor's cost of policies purchased for the eight months ended August 31, 2003, were as follows (dollars in millions):

Balance, beginning of period.................................................................    $ 1,170.0
    Additional acquisition expense on acquired policies......................................          7.4
    Amortization.............................................................................        (74.1)
    Amounts related to fair value adjustment of actively managed fixed maturities............          4.7
    Other ...................................................................................         (8.8)
    Elimination of Predecessor balance.......................................................     (1,099.2)
                                                                                                 ---------

Balance, end of period.......................................................................    $     -
                                                                                                 =========

     The discount rates used to determine the amortization of the cost of policies purchased averaged 7 percent in the eight months ended August 31, 2003.

     Changes in the cost of policies produced were as follows (dollars in millions):

                                                                                 Successor               Predecessor
                                                               ---------------------------------------   ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Balance, beginning of period............................      $409.1           $101.8         $  -           $ 2,014.4
   Additions............................................       439.5            361.0          110.1             280.1
   Amortization.........................................       (99.7)           (43.5)          (8.3)           (252.8)
   Amounts related to fair value adjustment of actively
     managed fixed maturities...........................         9.9            (10.2)           -               (20.5)
   Other................................................         -                -              -                (1.7)
   Elimination of Predecessor balance...................         -                -              -            (2,019.5)
                                                              ------           ------         ------         ---------

Balance, end of period..................................      $758.8           $409.1         $101.8         $     -
                                                              ======           ======         ======         =========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     13. CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                 Successor                Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,              ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Non-cash items not reflected in the investing and
   financing activities sections of the consolidated
   statement of cash flows:
     Stock option and restricted stock plans................   $8.6            $12.4          $ 2.6             $ -
     Reduction of tax liabilities related to various
       contingencies recognized at the fresh-start date.....    1.4              -              -                 -
     Issuance of convertible preferred shares...............    -               41.4           27.8              5.3

     The effect on our consolidated balance sheet of implementing fresh start accounting is discussed in the note to the consolidated financial statements entitled "Fresh Start Reporting". Such non-cash adjustments are not reflected in our consolidated statement of cash flows.

     The following reconciles net income to net cash provided by operating activities (dollars in millions):

                                                                                 Successor                Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months     Eight months
                                                                    December 31,             ended           ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Cash flows from operating activities:
   Net income............................................... $  324.9        $  294.8         $  96.3       $ 2,201.7
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for losses.................................      -               -               -              55.6
       Amortization and depreciation........................    410.8           397.6           144.7           372.1
       Income taxes.........................................    206.9           176.9           131.0            31.4
       Insurance liabilities................................    391.0           354.5           207.2           263.5
       Accrual and amortization of investment income........     86.4           176.3            20.1            43.2
       Deferral of policy acquisition costs.................   (400.9)         (364.4)         (111.6)         (287.5)
       Reorganization items.................................      -               -               -          (2,157.0)
       Net realized investment (gains) losses...............      2.9           (40.6)          (11.8)            5.4
       Discontinued operations..............................      -               -               -             (16.7)
       (Gain) loss on extinguishment of debt................      3.4            (2.8)            -               -
       Net sales of trading securities......................    165.8            21.1            49.0             -
       Other................................................    (29.1)           34.2           (36.8)          235.6
                                                             --------        --------         -------       ---------

         Net cash provided by operating activities.......... $1,162.1        $1,047.6         $ 488.1       $   747.3
                                                             ========        ========         =======       =========

     At December 31, 2005, restricted cash and cash equivalents consisted of:
(i) $33.3 million held by a variable interest entity; and (ii) $1.9 million of segregated cash held for the benefit of the former holders of TOPrS.

     At December 31, 2004, restricted cash and cash equivalents consisted of:
(i) $15.1 million held in an escrow account pursuant to a settlement with the Securities and Exchange Commission and the New York Attorney General concerning their joint investigation into market timing in variable annuities issued by a former subsidiary of Old Conseco; (ii) $3.6 million held

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

in trust for the payment of bankruptcy-related professional fees; and (iii) $.2 million of segregated cash held for the benefit of the former holders of TOPrS.

     14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

                                                                                                          December 31,
                                                                                                      ------------------
                                                                                                      2005          2004
                                                                                                      ----          ----
Statutory capital and surplus....................................................................    $1,603.8     $1,510.0
Asset valuation reserve..........................................................................       142.7        117.0
Interest maintenance reserve.....................................................................       273.0        245.6
                                                                                                     --------     --------

      Total......................................................................................    $2,019.5     $1,872.6
                                                                                                     ========     ========

     Statutory capital and surplus included investments in upstream affiliates of $52.4 million at both December 31, 2005 and 2004, which were eliminated in the consolidated financial statements prepared in accordance with GAAP. In the second quarter of 2004, $106.6 million of affiliated preferred stock held by our insurance subsidiaries was redeemed by the parent using the proceeds from the refinancing of our Previous Credit Facility. In 2004, a non-cash dividend of $45.8 million representing affiliated preferred stock was paid to CDOC. In 2003, a non-cash dividend of $4.5 million representing affiliated common stock was paid to CDOC.

     Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $65.8 million, $(3.3) million and $286.1 million in 2005, 2004 and 2003, respectively. Included in such net income (loss) were net realized capital gains (losses), net of income taxes, of $7.8 million, $(17.7) million and $32.8 million in 2005, 2004 and 2003, respectively. In addition, such net income
(loss) included pre-tax amounts for fees and interest to Conseco or its non-life subsidiaries totaling $145.6 million, $283.1 million (including $148 million related to prior years) and $85.8 million in 2005, 2004 and 2003, respectively.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. All of the dividends we plan to have our insurance subsidiaries pay in 2006 will require regulatory approval.

     In accordance with an order from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation. In addition, the risk-based capital and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

     Risk-Based Capital ("RBC") requirements provide a tool for insurance regulators to determine the levels of statutory

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to its RBC as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

     In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health Insurance Company to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends.

     In addition, we may need to contribute additional capital to strengthen the surplus of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies for higher ratings. During 2005, we made capital contributions of $160.5 million to one of our insurance subsidiaries (Bankers Life & Casualty Company) in an effort to meet such criteria.

     The 2005 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business, we made a capital contribution to Conseco Senior of $24.9 million in order to avoid triggering the trend test with respect to Conseco Senior.

     At December 31, 2005, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum risk-based capital requirement included in our Amended Credit Facility. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     15. BUSINESS SEGMENTS

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Operating information by segment was as follows (dollars in millions):

                                                                                 Successor                Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                   December 31,              ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities..................................      $   58.6        $   52.7        $   17.3        $   32.9
            Supplemental health........................       1,216.7         1,177.7           384.2           760.4
            Life.......................................         219.5           161.5            51.5            91.5
            Other......................................          12.2            13.2             3.8             7.9
       Net investment income (a).......................         486.2           425.2           135.5           258.2
       Fee revenue and other income (a)................           1.8             1.9              .5              .9
       Net realized investment gains (losses) (a)......          (3.6)           17.4             3.4             5.5
                                                             --------        --------        --------        --------

                Total Bankers Life revenues............       1,991.4         1,849.6           596.2         1,157.3
                                                             --------        --------        --------        --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities..................................          18.6            22.1             8.7            51.6
            Supplemental health........................         659.6           719.1           250.9           499.0
            Life.......................................         372.7           390.9           125.8           303.9
            Other......................................          13.1            16.3            13.1            38.3
       Net investment income (a).......................         702.0           723.8           288.7           582.6
       Fee revenue and other income (a)................           1.9             4.8              .5            17.0
       Net realized investment gains (losses) (a)......           1.6            21.5             9.5           (17.1)
                                                             --------        --------        --------        --------

                Total Conseco Insurance Group
                    revenues...........................       1,769.5         1,898.5           697.2         1,475.3
                                                             --------        --------        --------        --------

    Other Business in Run-off:
       Insurance policy income - supplemental health...         359.1           395.8           150.5           418.8
       Net investment income (a).......................         177.6           167.5            55.3           101.5
       Fee revenue and other income (a)................            .5              .8              .9              .5
       Net realized investment gains (losses) (a)......            .5             4.5             (.7)            6.3
                                                             --------        --------        --------        --------

                Total Other Business in Run-off
                    revenues...........................         537.7           568.6           206.0           527.1
                                                             --------        --------        --------        --------

    Corporate:
       Net investment income (a).......................           8.8             2.1              .6            16.2
       Venture capital gain (loss) related to
         investment in AWE.............................           -               -              (5.5)           10.5
       Net realized investment losses (a)..............          (1.4)           (2.8)            (.4)            (.1)
       Fee and other income............................          20.5            14.0            11.4            17.1
                                                             --------        --------        --------        --------

                Total corporate revenues...............          27.9            13.3             6.1            43.7
                                                             --------        --------        --------        --------

                Total revenues.........................       4,326.5         4,330.0         1,505.5         3,203.4
                                                             --------        --------        --------        --------

                            (continued on next page)

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

                         (continued from previous page)

                                                                                 Successor                Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,              ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Expenses:
    Bankers Life:
       Insurance policy benefits..........................    1,383.9         1,258.0           395.8           795.1
       Amortization.......................................      198.8           187.3            62.3           113.9
       Interest expense on investment borrowings..........        1.7             2.6              .8             3.4
       Other operating costs and expenses.................      155.2           160.1            51.8            85.3
                                                             --------        --------        --------       ---------

            Total Bankers Life expenses...................    1,739.6         1,608.0           510.7           997.7
                                                             --------        --------        --------       ---------

    Conseco Insurance Group:
       Insurance policy benefits..........................    1,065.6         1,151.1           421.4           746.3
       Amortization.......................................      166.8           165.4            64.3           201.8
       Interest expense on investment borrowings..........        4.9             5.2             1.6             4.7
       Other operating costs and expenses.................      272.1           306.3           115.6           222.6
                                                             --------        --------        --------       ---------

            Total Conseco Insurance Group
              expenses....................................    1,509.4         1,628.0           602.9         1,175.4
                                                             --------        --------        --------       ---------

    Other Business in Run-off:
       Insurance policy benefits..........................      351.1           386.1           150.7           595.0
       Amortization.......................................       22.8            18.5             6.3            28.0
       Interest expense on investment borrowings..........        -                .2             -                .2
       Other operating costs and expenses.................       86.1            93.5            36.2            75.2
                                                             --------        --------        --------       ---------

            Total Other Business in Run-off
              expenses....................................      460.0           498.3           193.2           698.4
                                                             --------        --------        --------       ---------

    Corporate:
       Interest expense on corporate debt.................       48.1            71.5            34.4           194.2
       Interest expense on variable interest entity.......        3.6             -               -               -
       Provision for losses and interest expense related to
            stock purchase plan...........................        -               -               -              55.6
       Other operating costs and expenses.................       58.7            72.9            14.8            40.4
       (Gain) loss on extinguishment of debt..............        3.7            (2.8)            -               -
       Reorganization items...............................        -               -               -          (2,130.5)
                                                             --------        --------        --------       ---------

            Total corporate expenses......................      114.1           141.6            49.2        (1,840.3)
                                                             --------        --------        --------       ---------

            Total expenses................................    3,823.1         3,875.9         1,356.0         1,031.2
                                                             --------        --------        --------       ---------

    Income (loss) before income taxes and
       discontinued operations:
            Bankers Life..................................      251.8           241.6            85.5           159.6
            Conseco Insurance Group.......................      260.1           270.5            94.3           299.9
            Other Business in Run-off.....................       77.7            70.3            12.8          (171.3)
            Corporate operations..........................      (86.2)         (128.3)          (43.1)        1,884.0
                                                             --------        --------        --------       ---------

                Income before income taxes and
                   discontinued operations................   $  503.4        $  454.1        $  149.5       $ 2,172.2
                                                             ========        ========        ========       =========

-------------------
     (a) It is not practicable to provide additional components of revenue by product or services.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Segment balance sheet information was as follows (dollars in millions):

                                                                                                     Successor
                                                                                            -----------------------------
                                                                                            December 31,     December 31,
                                                                                                2005             2004
                                                                                                ----             ----
Assets:
   Bankers Life.........................................................................      $11,815.7         $11,111.0
   Conseco Insurance Group..............................................................       15,595.9          15,763.7
   Other Business in Run-off............................................................        3,641.6           3,679.3
   Corporate............................................................................          504.1             210.6
                                                                                              ---------         ---------

        Total assets....................................................................      $31,557.3         $30,764.6
                                                                                              =========         =========

Liabilities:
   Bankers Life.........................................................................      $ 9,968.0         $ 9,302.9
   Conseco Insurance Group..............................................................       12,305.4          13,133.3
   Other Business in Run-off............................................................        3,473.3           3,515.0
   Corporate............................................................................        1,290.8             911.2
                                                                                              ---------         ---------

        Total liabilities...............................................................      $27,037.5         $26,862.4
                                                                                              =========         =========

     The following table presents selected financial information of our segments (dollars in millions):

                                                      Value of
                                                      policies
                                                      inforce
                                                       at the     Cost of
                                                      Effective   policies        Insurance
Segment                                                 Date      produced       liabilities
-------                                               ---------   --------       -----------
2005
----
Bankers Life................................          $1,098.6      $596.9       $ 9,777.6
Conseco Insurance Group.....................           1,126.6       161.9        12,188.6
Other Business in Run-off...................             188.8         -           3,464.7
                                                      --------      ------       ---------

   Total....................................          $2,414.0      $758.8       $25,430.9
                                                      ========      ======       =========

2004
----
Bankers Life................................          $1,179.7      $338.6       $ 8,988.4
Conseco Insurance Group.....................           1,238.3        70.5        12,675.9
Other Business in Run-off...................             211.6         -           3,497.9
                                                      --------      ------       ---------

   Total....................................          $2,629.6      $409.1       $25,162.2
                                                      ========      ======       =========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     We compute earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and
(ii) the uneven distribution of earnings during the year. Quarterly financial data (unaudited) were as follows (dollars in millions, except per share data).

                                                                                              Successor
                                                                             ----------------------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------
2005
   Revenues..............................................................    $1,048.0     $1,086.7    $1,113.5      $1,078.3
   Income before income taxes............................................       127.2        139.9       121.4         114.9
   Net income............................................................        81.8         88.1        77.9          77.1

   Income per common share:
     Basic:
       Net income........................................................        $.48         $.52        $.45          $.45

     Diluted:
       Net income........................................................        $.44         $.48        $.42          $.42


                                                                                               Successor
                                                                             ----------------------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------
2004
   Revenues..............................................................    $1,110.6     $1,039.5    $1,068.9      $1,111.0
   Income before income taxes............................................       112.4        106.8       104.9         130.0
   Net income............................................................        72.8         68.3        67.3          86.4

   Income per common share:
     Basic:
       Net income........................................................        $.50         $.35        $.38          $.51

     Diluted:
       Net income........................................................        $.50         $.34        $.36          $.46

     17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

     The Company has investments in various types of special purpose entities and other entities, some of which are VIEs under FIN 46R, as described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies". The following are descriptions of our significant investments in VIEs:

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Fall Creek CLO Ltd.

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At December 31, 2005, our total investment in Fall Creek was $32.8 million. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                          December 31,
                                                                               2005
                                                                          ------------
       Assets:
          Actively managed fixed maturities............................      $266.4
          Cash and cash equivalents - restricted.......................        33.3
          Accrued investment income....................................         1.1
          Income tax assets............................................          .5
          Other assets.................................................         7.9
                                                                             ------

              Total assets.............................................      $309.2
                                                                             ======

       Liabilities:
          Other liabilities............................................      $  7.9
          Investment borrowings........................................       302.2
                                                                             ------

              Total liabilities........................................       310.1

       Equity:
          Accumulated other comprehensive loss.........................         (.9)
                                                                             ------

              Total liabilities and equity.............................      $309.2
                                                                             ======

                                                                           Year ended
                                                                          December 31,
                                                                              2005
                                                                          ------------
       Revenues:
          Net investment income - deposit accounts.....................      $  3.4
          Net realized investment losses...............................         (.1)
          Fee revenue and other income.................................          .3
                                                                             ------

              Total revenues...........................................         3.6
                                                                             ------

       Expenses:
          Interest expense.............................................         3.5
          Other operating expenses.....................................          .1
                                                                             ------

              Total expenses...........................................         3.6
                                                                             ------

              Income before income taxes...............................      $  -
                                                                             ======

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

     Brickyard Loan Trust

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

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     None.

     ITEM 9A. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     Conseco's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we have concluded, as of December 31, 2005, the Company's internal control over financial reporting was effective based on those criteria.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions, such as the elimination of multiple systems for similar lines of business. During 2005, we implemented new administrative systems for certain life, long-term care and annuity products and new actuarial valuation systems for our equity-indexed annuities and certain universal life products. We expect to implement additional system conversions in the future. We believe that the new systems will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     Other than the changes related to new system conversions, no significant changes in Conseco's internal controls over financial reporting have occurred during 2005, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

     ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

     The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2005 except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                     PART IV

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2006.

                                   CONSECO, INC.

                                   By:/s/ William S. Kirsch
                                      ---------------------
                                      William S. Kirsch
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----
/s / WILLIAM S. KIRSCH                           President, Chief Executive Officer              March 14, 2006
------------------------------------             and Director
William S. Kirsch                                (Principal Executive Officer)

/s / EUGENE M. BULLIS                            Executive Vice President                        March 14, 2006
------------------------------------             and Chief Financial Officer
Eugene M. Bullis                                 (Principal Financial Officer)

/s / JOHN R. KLINE                               Senior Vice President                           March 14, 2006
------------------------------------             and Chief Accounting Officer
John R. Kline                                    (Principal Accounting Officer)

/s / R. GLENN HILLIARD                           Chairman of the Board                           March 14, 2006
------------------------------------
R. Glenn Hilliard

/s / NEAL SCHNEIDER                              Director                                        March 14, 2006
------------------------------------
Neal Schneider

/s / PHILIP R. ROBERTS                           Director                                        March 14, 2006
------------------------------------
Philip R. Roberts

/s / JOHN G. TURNER                              Director                                        March 14, 2006
------------------------------------
John G. Turner

/s / MICHAEL T. TOKARZ                           Director                                        March 14, 2006
------------------------------------
Michael T. Tokarz

/s / MICHAEL S. SHANNON                          Director                                        March 14, 2006
------------------------------------
Michael S. Shannon

/s / DEBRA J. PERRY                              Director                                        March 14, 2006
------------------------------------
Debra J. Perry

             Report of Independent Registered Public Accounting Firm
                        on Financial Statement Schedules



To the Shareholders and Board of Directors
Conseco, Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of Conseco, Inc. and subsidiaries (Successor Company) referred to in our report dated March 14, 2006 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, and for the period from September 1, 2003 through December 31, 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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


/s/PricewaterhouseCoopers LLP
-----------------------------

Indianapolis, Indiana
March 14, 2006

             Report of Independent Registered Public Accounting Firm
                        on Financial Statement Schedules



To the Shareholders and Board of Directors
Conseco, Inc.:

Our audit of the consolidated financial statements of Conseco, Inc. and subsidiaries (Predecessor Company) referred to in our report dated March 10, 2004 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules for the period from January 1, 2003 through August 31, 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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


/s/PricewaterhouseCoopers LLP
-----------------------------

Indianapolis, Indiana
March 10, 2004

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                              (Dollars in millions)

                                     ASSETS

                                                                                                      Successor
                                                                                             ----------------------------
                                                                                             December 31,     December 31,
                                                                                                 2005             2004
                                                                                                 ----             ----
Cash and cash equivalents:
    Unrestricted..........................................................................     $   89.4         $   27.8
    Restricted............................................................................          2.0              3.9
Other invested assets.....................................................................           .1               .1
Investment in wholly-owned subsidiaries (eliminated in consolidation).....................      5,574.0          4,826.4
Receivable from subsidiaries (eliminated in consolidation)................................         10.5              -
Income tax assets, net....................................................................         40.0             59.4
Other assets..............................................................................         59.3             66.9
                                                                                               --------         --------

          Total assets....................................................................     $5,775.3         $4,984.5
                                                                                               ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.........................................................................     $  851.5         $  768.0
    Payable to subsidiaries (eliminated in consolidation).................................        332.0            251.9
    Other liabilities.....................................................................         72.0             62.4
                                                                                               --------         --------

          Total liabilities...............................................................      1,255.5          1,082.3
                                                                                               --------         --------


Commitments and Contingencies

Shareholders' equity:
    Preferred stock.......................................................................        667.8            667.8
    Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding:  2005 - 151,513,434;
       2004 - 151,057,863) ...............................................................      3,195.6          2,599.3
    Accumulated other comprehensive income................................................         71.7            337.3
    Retained earnings.....................................................................        584.7            297.8
                                                                                               --------         --------

          Total shareholders' equity......................................................      4,519.8          3,902.2
                                                                                               --------         --------

          Total liabilities and shareholders' equity......................................     $5,775.3         $4,984.5
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

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
                              (Dollars in millions)

                                                                                 Successor                Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,              ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004            2003            2003
                                                               ----            ----            ----            ----
Revenues:
   Net investment income.................................... $   3.7         $    .2          $   .1        $    3.7
   Fee and interest income from subsidiaries (eliminated in
     consolidation).........................................     -               -               -                .2
   Net investment losses....................................     -               -               -              (1.9)
   Other income.............................................     -               -               5.6              .2
                                                             -------         -------          ------        --------

       Total revenues.......................................     3.7              .2             5.7             2.2
                                                             -------         -------          ------        --------

Expenses:
   Interest expense on notes payable (contractual interest:
     $268.5 for the eight months ended August 31, 2003).....    48.1            71.5            34.4           194.2
   Provision for loss.......................................     -               -               -              15.9
   Intercompany expenses (eliminated in consolidation)......     8.7             1.3              .1             6.7
   Operating costs and expenses.............................    48.9            48.1            14.5            (5.8)
   (Gain) loss on extinguishment of debt....................     3.7            (2.8)            -               -
   Reorganization items, net................................     -               -               -          (2,133.8)
                                                             -------         -------         ------        --------

       Total expenses.......................................   109.4           118.1            49.0        (1,922.8)
                                                             -------         -------         ------        --------

       Income (loss) before income taxes, equity in
       undistributed earnings of subsidiaries and
       discontinued operations..............................  (105.7)         (117.9)          (43.3)        1,925.0

Income tax expense (benefit) on period income...............   (40.1)          (36.1)           (6.1)            8.5
                                                             -------         -------          ------        --------

       Income (loss) before equity in undistributed
         earnings of subsidiaries and discontinued
         operations.........................................   (65.6)          (81.8)          (37.2)        1,916.5

Equity in undistributed earnings of subsidiaries before
   discontinued operations (eliminated in consolidation)....   390.5           376.6           133.5           269.2
                                                             -------         -------          ------        --------

       Income before discontinued operations................   324.9           294.8            96.3         2,185.7

Discontinued operations of subsidiaries, net of income
   taxes....................................................     -               -               -              16.0
                                                             --------        -------          ------        --------

       Net income...........................................   324.9           294.8            96.3         2,201.7

Preferred stock dividends...................................    38.0            65.5            27.8             -
                                                             -------         -------          ------        --------

       Income applicable to common stock.................... $ 286.9         $ 229.3          $ 68.5        $2,201.7
                                                             =======         =======          ======        ========



                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
                              (Dollars in millions)

                                                                                Successor                 Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended              Four months    Eight months
                                                                    December 31,             ended            ended
                                                               --------------------       December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Cash flows used by operating activities.....................   $ (92.8)    $  (128.9)       $ (8.9)            $(8.1)
                                                               -------     ---------        ------             -----

Cash flows from investing activities:
   Investments and advances to consolidated subsidiaries*...     (80.1)       (110.2)          -                (3.5)
   Change in restricted cash................................       1.9          13.4         (17.3)              -
   Payments from subsidiaries*..............................       -             -              .8               5.5
                                                               -------     ---------        ------             -----

         Net cash provided (used) by investing activities...     (78.2)        (96.8)        (16.5)              2.0
                                                               -------     ---------        ------             -----

Cash flows from financing activities:
   Issuance of notes payable, net...........................     853.7         790.2           -                 -
   Issuance of preferred stock, net.........................       -           667.8           -                 -
   Issuance of common stock, net............................        .5         882.2           -                 -
   Payments on notes payable................................    (770.4)     (1,332.0)          -                 -
   Redemption of preferred stock............................       -          (928.9)          -                 -
   Issuance of notes payable to affiliates*.................     250.3         298.0          27.0               -
   Payments on notes payable to affiliates*.................     (63.5)       (112.0)          -                 -
   Dividends paid on preferred stock........................     (38.0)        (19.3)          -                 -
   Other....................................................       -            (3.6)          -                 -
                                                               -------     ---------        ------             -----

         Net cash provided by financing activities..........     232.6         242.4          27.0               -
                                                               -------     ---------        ------             -----

         Net increase (decrease) in cash and cash
           equivalents......................................      61.6          16.7           1.6              (6.1)

   Cash and cash equivalents, beginning of the period.......      27.8          11.1           9.5              15.6
                                                               -------     ---------        ------             -----

   Cash and cash equivalents, end of the period.............   $  89.4     $    27.8        $ 11.1             $ 9.5
                                                               =======     =========        ======             =====


     *  Eliminated in consolidation














                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

                    Notes to Condensed Financial Information

1.   Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the parent company. We have reclassified certain amounts in our 2004 and 2003 consolidated financial statements and notes to conform with the 2005 presentation.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance
                              (Dollars in millions)

                                                                             Successor
                                                               -----------------------------------
                                                                            December 31,
                                                               2005            2004           2003
                                                               ----            ----           ----
Life insurance inforce:
   Direct.............................................     $71,682.6        $75,343.7      $85,830.2
   Assumed............................................         839.4          1,164.1        1,753.8
   Ceded .............................................     (17,989.3)       (20,067.1)     (23,431.2)
                                                           ---------        ---------      ---------

         Net insurance inforce........................     $54,532.7        $56,440.7      $64,152.8
                                                           =========        =========      =========

         Percentage of assumed to net.................           1.5%             2.1%           2.7%
                                                                 ===              ===            ===

                                                                                 Successor                Predecessor
                                                               ---------------------------------------    ------------
                                                                       Years
                                                                       ended               Four months    Eight months
                                                                    December 31,              ended           ended
                                                               --------------------        December 31,     August 31,
                                                               2005            2004           2003            2003
                                                               ----            ----           ----            ----
Insurance policy income:
   Direct.............................................      $2,742.8          $2,753.5         $934.3        $2,011.4
   Assumed............................................          60.2              70.2           31.9            57.3
   Ceded..............................................        (232.2)           (255.2)         (92.1)         (196.4)
                                                            --------         ---------        -------         -------

         Net premiums.................................      $2,570.8          $2,568.5         $874.1        $1,872.3
                                                            ========          ========         ======        ========

         Percentage of assumed to net.................           2.3%              2.7%           3.6%            3.1%
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

4.4 Indenture dated as of August 15, 2005 for 3.50% Convertible Debentures due September 30, 2035 between Conseco, Inc. and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit
        4.4 of our Current Report on Form 8-K filed August 16, 2005.

4.5 Registration Rights Agreement dated as of August 15, 2005 among Conseco, Inc. and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities, Inc., as representatives of the several purchasers of the 3.50% Convertible Debentures due September 30, 2035, incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed August 16, 2005.

10.1 Amended and Restated Credit Agreement dated as of August 15, 2005 among Conseco, Inc., Bank of America, N.A., as Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, and other financial institutions, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 16, 2005, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, incorporated by reference to Exhibit
        10.1.1 of our Current Report on Form 8-K filed December 21, 2005.

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

10.9 Amended and Restated Employment Agreement dated as of September 2, 2005 between Conseco, Inc. and William S. Kirsch, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed September 8, 2005.

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

10.13 Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit A of our Proxy Statement filed on July 26, 2005.

10.14 Form of executive stock option agreement under Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

10.15 Form of executive restricted stock agreement under Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.20 Conseco, Inc. Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

12.1 Computation of Ratio of Earnings to Fixed Charges, Preferred Dividends and Distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts.

21      Subsidiaries of the Registrant.

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

10.9 Amended and Restated Employment Agreement dated as of September 2, 2005 between Conseco, Inc. and William S. Kirsch, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed September 8, 2005.

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

10.13 Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit A of our Proxy Statement filed on July 26, 2005.

10.14 Form of executive stock option agreement under Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

10.15 Form of executive restricted stock agreement under Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.19 Employment Agreement dated as of November 29, 2004 between Conseco, Inc. and James E. Hohmann, incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed December 21, 2004.

10.20 Conseco, Inc. Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.