Form 10-Q
period 2006-03-31
CONSECO INC
filed 2006-05-08
CIK 1224608

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

                  For the quarterly period ended March 31, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



      Shares of common stock outstanding as of April 28, 2006: 151,513,754

===============================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005..................................   3
            Consolidated Statement of Operations for the three months ended March 31, 2006 and 2005................   5
            Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2006 and 2005......   6
            Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005................   7
            Notes to Consolidated Financial Statements.............................................................   8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   31
            Overview .............................................................................................   32
            Critical Accounting Policies .........................................................................   32
            Results of Operations.................................................................................   34
            Premium Collections...................................................................................   46
            Liquidity and Capital Resources.......................................................................   51
            Investments...........................................................................................   55
            Investment in Variable Interest Entity................................................................   61
            New Accounting Standards .............................................................................   62

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   62

Item 4.     Controls and Procedures...............................................................................   62

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ....................................................................................   62

Item 1A.    Risk Factors..........................................................................................   62

Item 6.     Exhibits .............................................................................................   63

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                              March 31,        December 31,
                                                                                                2006               2005
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     March 31, 2006 - $22,567.9; December 31, 2005 - $22,380.2)...........................    $22,116.8         $22,494.2
   Equity securities at fair value (cost: March 31, 2006 - $31.2;
     December 31, 2005 - $25.6)...........................................................         33.0              27.1
   Mortgage loans.........................................................................      1,328.2           1,264.2
   Policy loans...........................................................................        424.0             429.8
   Trading securities.....................................................................        697.8             716.3
   Other invested assets .................................................................        126.4             109.6
                                                                                              ---------         ---------

       Total investments..................................................................     24,726.2          25,041.2

Cash and cash equivalents:
   Unrestricted...........................................................................        102.9             237.8
   Restricted.............................................................................         21.8              35.2
Accrued investment income.................................................................        327.3             315.4
Value of policies inforce at the Effective Date...........................................      2,410.3           2,414.0
Cost of policies produced.................................................................        862.2             758.8
Reinsurance receivables...................................................................        878.8             887.5
Income tax assets, net....................................................................      1,624.4           1,496.6
Assets held in separate accounts..........................................................         30.1              29.8
Other assets..............................................................................        387.3             341.0
                                                                                              ---------         ---------

       Total assets.......................................................................    $31,371.3         $31,557.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               March 31,       December 31,
                                                                                                 2006              2005
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $12,689.0       $12,686.8
     Traditional products...................................................................     11,898.5        11,872.2
     Claims payable and other policyholder funds............................................        846.8           842.1
     Liabilities related to separate accounts...............................................         30.1            29.8
   Other liabilities........................................................................        503.6           440.0
   Investment borrowings....................................................................        314.7           315.1
   Notes payable - direct corporate obligations.............................................        805.3           851.5
                                                                                                ---------       ---------

         Total liabilities..................................................................     27,088.0        27,037.5
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: March 31, 2006 - 151,513,212; December 31, 2005 - 151,513,434)........          1.5             1.5
   Additional paid-in capital...............................................................      3,198.4         3,194.1
   Accumulated other comprehensive income (loss)............................................       (224.2)           71.7
   Retained earnings........................................................................        639.8           584.7
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      4,283.3         4,519.8
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $31,371.3       $31,557.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
Revenues:
   Insurance policy income.............................................................       $  754.7           $  727.7
   Net investment income (loss):
     General account assets............................................................          351.3              337.8
     Policyholder and reinsurer accounts...............................................           14.1              (23.3)
   Net realized investment gain (loss).................................................           (3.1)               1.6
   Fee revenue and other income........................................................            4.7                4.2
                                                                                              --------           --------

       Total revenues..................................................................        1,121.7            1,048.0
                                                                                              --------           --------

Benefits and expenses:
   Insurance policy benefits...........................................................          726.8              671.0
   Interest expense....................................................................           16.4               14.7
   Amortization........................................................................          118.6               94.7
   Other operating costs and expenses..................................................          158.8              140.4
                                                                                              --------           --------

       Total benefits and expenses.....................................................        1,020.6              920.8
                                                                                              --------           --------

       Income before income taxes......................................................          101.1              127.2

Income tax expense on period income....................................................           36.5               45.4
                                                                                              --------           --------

       Net income......................................................................           64.6               81.8

Preferred stock dividends..............................................................            9.5                9.5
                                                                                              --------           --------

       Net income applicable to common stock...........................................       $   55.1           $   72.3
                                                                                              ========           ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding...............................................    151,521,000        151,058,000
                                                                                           ===========        ===========

     Net income........................................................................           $.36               $.48
                                                                                                  ====               ====

   Diluted:
     Weighted average shares outstanding...............................................    183,541,000        186,764,000
                                                                                           ===========        ===========

     Net income........................................................................           $.35               $.44
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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, January 1, 2006.............................    $4,519.8     $667.8      $3,195.6          $  71.7        $584.7

   Comprehensive loss, net of tax:
     Net income......................................        64.6        -             -                -            64.6
     Change in unrealized appreciation
       of investments (net of applicable income tax
       benefit of $165.6)............................      (295.9)       -             -             (295.9)          -
                                                         --------

         Total comprehensive loss....................      (231.3)

     Stock option and restricted stock plans.........         4.3        -             4.3              -             -
     Dividends on preferred stock....................        (9.5)       -             -                -            (9.5)
                                                         --------     ------      --------          --------       ------

Balance, March 31, 2006..............................    $4,283.3     $667.8      $3,199.9          $(224.2)       $639.8
                                                         ========     ======      ========          =======        ======


Balance, January 1, 2005.............................    $3,902.2     $667.8      $2,599.3          $ 337.3        $297.8

   Comprehensive loss, net of tax:
     Net income......................................        81.8        -             -                -            81.8
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $101.8)............................      (181.9)       -             -             (181.9)          -
                                                         --------

         Total comprehensive loss....................      (100.1)

     Stock option and restricted stock plans.........         2.3        -             2.3              -             -
     Dividends on preferred stock....................        (9.5)       -             -                -            (9.5)
                                                         --------     ------      --------          -------        ------

Balance, March 31, 2005..............................    $3,794.9     $667.8      $2,601.6          $ 155.4        $370.1
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $   665.1         $    635.3
   Net investment income.................................................................        361.6              348.6
   Fee revenue and other income..........................................................          4.7                4.2
   Net sales of trading securities.......................................................          4.8               26.1
   Insurance policy benefits.............................................................       (541.2)            (450.6)
   Interest expense......................................................................        (19.0)             (11.6)
   Policy acquisition costs..............................................................       (114.8)            (107.2)
   Other operating costs.................................................................       (155.2)            (153.0)
   Taxes.................................................................................          1.0                5.9
                                                                                             ---------         ----------

     Net cash provided by operating activities...........................................        207.0              297.7
                                                                                             ---------         ----------

Cash flows from investing activities:
   Sales of investments..................................................................      1,880.6            3,148.0
   Maturities and redemptions of investments.............................................        167.3              320.6
   Purchases of investments..............................................................     (2,292.4)          (4,183.8)
   Change in restricted cash.............................................................         13.4                 .2
   Other.................................................................................         (7.6)              (4.8)
                                                                                             ---------         ----------

     Net cash used by investing activities ..............................................       (238.7)            (719.8)
                                                                                             ---------         ----------

Cash flows from financing activities:
   Issuance of common stock..............................................................           .8                -
   Payments on notes payable.............................................................        (46.3)               (.9)
   Amounts received for deposit products.................................................        435.1              402.1
   Withdrawals from deposit products.....................................................       (482.9)            (452.6)
   Investment borrowings.................................................................          (.4)              (6.2)
   Dividends paid on preferred stock.....................................................         (9.5)              (9.5)
                                                                                             ---------         ----------

       Net cash used by financing activities.............................................       (103.2)             (67.1)
                                                                                             ---------         ----------

       Net decrease in cash and cash equivalents.........................................       (134.9)            (489.2)

Cash and cash equivalents, beginning of period...........................................        237.8              776.6
                                                                                             ---------         ----------

Cash and cash equivalents, end of period.................................................    $   102.9         $    287.4
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2005 Form 10-K of Conseco, Inc.

     Conseco, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation ("Old Conseco" or our "Predecessor"), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). The terms "Conseco", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, Old Conseco and its subsidiaries. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary for a fair statement of our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2006 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     The balance sheet at December 31, 2005, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements.

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

     Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $697.8 million and $716.3 million at March 31, 2006 and December 31, 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Accumulated other comprehensive income (loss) is comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of March 31, 2006 and December 31, 2005, were as follows (dollars in millions):

                                                                                         March 31,       December 31,
                                                                                           2006              2005
                                                                                           ----              ----
Net unrealized appreciation (depreciation) on investments.............................    $(444.0)          $120.9
Adjustment to value of policies inforce at the Effective Date.........................       68.0             (9.2)
Adjustment to cost of policies produced...............................................       25.9              (.3)
Deferred income tax asset (liability).................................................      125.9            (39.7)
                                                                                          -------           ------

     Accumulated other comprehensive income (loss)....................................    $(224.2)          $ 71.7
                                                                                          =======           ======

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                  ---------------------
                                                                                                  2006             2005
                                                                                                  ----             ----
Net income...................................................................................     $64.6            $81.8
Preferred stock dividends....................................................................      (9.5)            (9.5)
                                                                                                  -----            -----

     Net income applicable to common stock
       for basic earnings per share..........................................................      55.1             72.3

Effect of dilutive securities:
   Preferred stock dividends.................................................................       9.5              9.5
                                                                                                  -----            -----

     Net income applicable to common stock and assumed conversions for diluted earnings
       per share.............................................................................     $64.6            $81.8
                                                                                                  =====            =====

Shares:
   Weighted average shares outstanding
     for basic earnings per share............................................................   151,521          151,058
                                                                                                -------          -------

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock.........................................    30,989           35,027
     Stock option and restricted stock plans.................................................     1,031              679
                                                                                                -------          -------

     Dilutive potential common shares........................................................    32,020           35,706
                                                                                                -------          -------

   Weighted average shares outstanding for diluted earnings per share........................   183,541          186,764
                                                                                                =======          =======

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. As of March 31, 2006, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share for the three months ended March 31, 2006.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     STOCK-BASED COMPENSATION

     The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. A maximum of 10 million shares may be issued under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. Our stock option awards generally vest on a graded basis over a four year service term and expire ten years from the date of grant. Our restricted stock awards generally vest on a graded basis over a three year service term.

     Prior to January 1, 2006, we measured compensation cost for our stock option plans using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Under this method, compensation cost was recorded when the quoted market price at the grant date exceeded the amount an employee had to pay to acquire the stock. When the Company issued employee stock options with an exercise price equal to or greater than the market price of our stock on the grant date, no compensation cost was recorded. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" required disclosures of the pro forma effects of using the fair value method of accounting for stock options.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect compensation cost determined under the fair value method. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. During the first three months of 2006, we did not capitalize any stock-based compensation expense.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A summary of the Company's stock option activity and related information for the three months ended March 31, 2006, is presented below (shares in thousands, dollars in millions):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                        Shares       price         life            value
                                                                        ------       -----         ----            -----
Outstanding at the beginning of the period........................      3,536        $19.89
Options granted...................................................         25         24.82
Exercised.........................................................        (39)        20.89                         $.2
Forfeited or terminated...........................................        (15)        19.90
                                                                        -----

Outstanding at the end of the period..............................      3,507         19.92         8.3 years     $21.8
                                                                        =====                       ===           =====

Options exercisable at the end of
   the period.....................................................      1,377         20.01         8.1 years      $9.0
                                                                        =====                       ===            ====

Available for future grant........................................      4,238
                                                                        =====

     We recognized compensation expense related to stock options totaling $1.4 million ($.9 million after income taxes) in the first three months of 2006. Compensation expense related to stock options reduced both basic and diluted earnings per share by less than one cent in the first three months of 2006. At March 31, 2006, the unrecognized compensation expense for non-vested stock options totaled $9.9 million which is expected to be recognized over a weighted average period of 2.2 years.

     If compensation cost had been determined based on the fair value at the grant dates for all awards issued after January 1, 1995, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                         2005
                                                                                                         ----
Net income, as reported ...............................................................................  $81.8
Less stock-based employee compensation expense determined
     under the fair value method for all awards, net of
     income taxes......................................................................................     .7
                                                                                                         -----

Pro forma net income...................................................................................  $81.1
                                                                                                         =====

Earnings per share:
     Basic, as reported................................................................................   $.48
     Basic, pro forma..................................................................................    .47

     Diluted, as reported..............................................................................   $.44
     Diluted, pro forma................................................................................    .43

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following table summarizes information about stock options outstanding at March 31, 2006 (shares in thousands):

                                                         Options outstanding                   Options exercisable
                                            --------------------------------------------  ----------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
  $16.20 - $20.37...................           1,594            8.3          $18.42          607           $18.72
  $21.00 - $25.45...................           1,913            8.4           21.16          770            21.02
                                               -----                                       -----

                                               3,507                                       1,377
                                               =====                                       =====

     A summary of the Company's non-vested restricted stock activity for the three months ended March 31, 2006, is presented below (shares in thousands):

                                                                                                      Weighted
                                                                                                       average
                                                                                                     grant date
                                                                                 Shares              fair value
                                                                                 ------              ----------
       Non-vested shares, beginning of period..............................       1,392                $18.57
           Vested..........................................................          (3)                20.29
                                                                                  -----
       Non-vested shares, end of period....................................       1,389                 18.57
                                                                                  =====

     At March 31, 2006, the unrecognized compensation expense for non-vested restricted stock totaled $15.2 million which is expected to be recognized over a weighted average period of 1.7 years. We recognized compensation expense related to restricted stock awards totaling $3.1 million and $2.3 million in the first three months of 2006 and 2005, respectively.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                                          Three months
                                                                                              ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                   2006 Grants  2005 Grants(a)
                                                                                   -----------  --------------
Weighted average risk-free interest rates..................................            4.6%
Weighted average dividend yields...........................................            0.0%
Volatility factors.........................................................             22%
Weighted average expected life.............................................       6.2 years
Weighted average fair value per share......................................           $8.35

--------------
     (a)  There were no stock option grants in the first three months of 2005.

     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the Company's history and expectation of dividend payouts. Volatility factors are based on the weekly historical volatility of the Company's common stock since our emergence from bankruptcy in September 2003. The expected life is based on the average of the graded vesting period and the contractual terms of the option.

     SFAS 123R also requires us to estimate the amount of unvested stock-based awards that will be forfeited in future periods and reduce the amount of compensation expense recognized over the applicable service period to reflect this estimate. In accordance with SFAS 123R, we periodically evaluate our forfeiture assumptions to more accurately reflect our actual forfeiture experience.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Cash received from the exercise of stock options was $.8 million during the three months ended March 31, 2006. There were no stock options exercised in the first three months of 2005.

     The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation expense recognized because of net operating loss carryforwards ("NOLs") which are available to offset future taxable income.

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

     Operating information by segment was as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities....................................................................     $   12.5          $   12.3
            Supplemental health..........................................................        310.5             301.7
            Life.........................................................................         59.3              42.2
            Other........................................................................         27.1               3.1
       Net investment income (a).........................................................        133.2             113.5
       Fee revenue and other income (a)..................................................          1.5                .6
       Net realized investment gains (losses) (a)........................................         (1.0)              2.0
                                                                                              --------          --------

                Total Bankers Life revenues..............................................        543.1             475.4
                                                                                              --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities....................................................................          3.5               5.6
            Supplemental health..........................................................        158.0             171.7
            Life.........................................................................         92.1              96.2
            Other........................................................................          2.8               3.4
       Net investment income (a).........................................................        182.0             157.3
       Fee revenue and other income (a)..................................................           .4                .5
       Net realized investment losses (a)................................................         (5.1)             (2.5)
                                                                                              --------          --------

                Total Conseco Insurance Group revenues...................................        433.7             432.2
                                                                                              --------          --------

    Other Business in Run-off:
       Insurance policy income - supplemental health.....................................         88.9              91.5
       Net investment income (a).........................................................         44.7              43.2
       Fee revenue and other income (a)..................................................           .1                .1
       Net realized investment gains (a).................................................          3.0               2.1
                                                                                              --------          --------

                Total Other Business in Run-off revenues.................................        136.7             136.9
                                                                                              --------          --------

    Corporate:
       Net investment income.............................................................          5.5                .5
       Fee and other income..............................................................          2.7               3.0
                                                                                              --------          --------

                Total corporate revenues.................................................          8.2               3.5
                                                                                              --------          --------

                Total revenues...........................................................     $1,121.7          $1,048.0
                                                                                              --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits........................................................      $  380.1            $329.4
       Amortization.....................................................................          61.1              46.9
       Interest expense on investment borrowings........................................           -                  .7
       Other operating costs and expenses...............................................          40.1              37.7
                                                                                              --------            ------

            Total Bankers Life expenses.................................................         481.3             414.7
                                                                                              --------            ------

    Conseco Insurance Group:
       Insurance policy benefits........................................................         262.4             255.1
       Amortization.....................................................................          54.0              42.0
       Interest expense on investment borrowings........................................            .2               2.0
       Other operating costs and expenses...............................................          78.8              69.6
                                                                                              --------            ------

            Total Conseco Insurance Group expenses......................................         395.4             368.7
                                                                                              --------            ------

    Other Business in Run-off:
       Insurance policy benefits........................................................          84.3              86.5
       Amortization.....................................................................           3.5               5.8
       Other operating costs and expenses...............................................          21.9              21.0
                                                                                              --------            ------

            Total Other Business in Run-off expenses....................................         109.7             113.3
                                                                                              --------            ------

    Corporate:
       Interest expense on corporate debt...............................................          12.4              12.0
       Interest expense on variable interest entity.....................................           3.8               -
       Other operating costs and expenses...............................................          18.0              12.1
                                                                                              --------            ------

            Total corporate expenses....................................................          34.2              24.1
                                                                                              --------            ------

            Total expenses..............................................................       1,020.6             920.8
                                                                                              --------            ------

    Income (loss) before income taxes:
            Bankers Life................................................................          61.8              60.7
            Conseco Insurance Group.....................................................          38.3              63.5
            Other Business in Run-off...................................................          27.0              23.6
            Corporate operations........................................................         (26.0)            (20.6)
                                                                                              --------            ------

                Income before income taxes..............................................      $  101.1            $127.2
                                                                                              ========            ======

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy one-year call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts). Net investment income (loss) related to equity-indexed products was $11.6 million and $(16.0) million in the three months ended March 31, 2006 and 2005, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $60.9 million and $44.5 million at March 31, 2006 and December 31, 2005, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $211.4 million and $210.7 million at March 31, 2006 and December 31, 2005, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2006, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $6.2 million and $17.4 million at March 31, 2006 and December 31, 2005, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     We hold bank loans made to certain former directors and employees that enabled them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the bank loans. The former bank loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the collateral we hold, the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At March 31, 2006, we have estimated that approximately $35.5 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. We have established a liability of $22.2 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at March 31, 2006 and December 31, 2005 was $22.2 million and $23.2 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $58.0 million and $60.6 million in the three months ended March 31, 2006 and 2005, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $59.7 million and $71.9 million in the three months ended March 31, 2006 and 2005, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $38.9 million and $14.3 million in the three months ended March 31, 2006 and 2005, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivatives embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense were as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
Current tax provision....................................................................      $ -                 $ -
Deferred tax provision...................................................................       36.5                45.4
                                                                                               -----               -----

         Income tax expense on period income.............................................      $36.5               $45.4
                                                                                               =====               =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
U.S. statutory corporate rate........................................................          35.0%               35.0%
Other nondeductible expenses.........................................................           1.4                  .6
State taxes..........................................................................            .7                  .5
Provision for tax issues, tax credits and other......................................          (1.0)                (.4)
                                                                                               ----                ----

         Effective tax rate..........................................................          36.1%               35.7%
                                                                                               ====                ====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            March 31,         December 31,
                                                                                              2006               2005
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................      $   811.4         $   812.8
       Non-life companies.............................................................          791.7             796.5
    Capital loss carryforwards........................................................          392.5             397.3
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,386.9           1,433.2
       Unrealized depreciation of investments.........................................          125.9               -
       Reserve for loss on loan guarantees............................................          154.1             155.5
                                                                                            ---------         ---------

         Gross deferred tax assets....................................................        3,662.5           3,595.3
                                                                                            ---------         ---------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (56.9)            (67.8)
       Value of policies inforce at the Effective Date and cost of policies produced..         (750.3)           (752.7)
       Unrealized appreciation of investments.........................................            -               (39.7)
       Other..........................................................................         (177.5)           (186.9)
                                                                                            ---------         ---------

         Gross deferred tax liabilities...............................................         (984.7)         (1,047.1)
                                                                                            ---------         ---------

         Net deferred tax assets before valuation allowance...........................        2,677.8           2,548.2

Valuation allowance...................................................................       (1,043.8)         (1,043.8)
                                                                                            ---------         ---------

         Net deferred tax assets......................................................        1,634.0           1,504.4

Current income taxes accrued..........................................................           (9.6)             (7.8)
                                                                                            ---------         ---------

         Net income tax assets, net...................................................      $ 1,624.4         $ 1,496.6
                                                                                            =========         =========

     Conseco and its affiliates are currently under examination by the Internal Revenue Service ("IRS") for the tax year ending December 31, 2003. The outcome of this examination (including any appeals thereof) is not expected to have a material adverse affect on our operating results, but may result in utilization or adjustment of the income tax loss carryforwards reported below.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. In addition, the use of the Company's NOLs is dependent, in part, on whether: (i) the IRS affirms the tentative settlement agreement related to the allocation of the tax loss on our Predecessor's investment in Conseco Finance Corp. ("CFC") (the "CFC loss"); and
(ii) the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. These matters are described below.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004 and 2005, we concluded that it was no longer necessary to maintain certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million in 2004 and $585.8 million in 2005. However, we are required to continue to record a valuation allowance of $1,043.8 million at March 31, 2006, because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future. There was no change in our valuation allowance during the first quarter of 2006.

     The Internal Revenue Code (the "Code") limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities). There is no limitation on the ability to utilize NOLs generated by a life insurance company.

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

     We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Based upon our current projections of future income that we completed at December 31, 2005, we believe that we will more likely than not recover $1,634.0 million of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     As of March 31, 2006, we had $4.6 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                Total loss carryforwards
                      ---------------------   Capital loss         Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2006.......      $    -     $     .1      $    2.5             $    2.6            $    2.6          $    -
     2007.......           -           .1         449.2                449.3               449.3               -
     2008.......           -           .1         583.7                583.8               583.8               -
     2009.......           -         10.5          86.2                 96.7                10.5              86.2
     2010.......           -          2.6           -                    2.6                 2.6               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -         11.4           -                   11.4                11.4               -
     2016.......          49.3        -             -                   49.3                49.3               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6(a)    12.0           -                2,182.6                56.1           2,126.5
     2019.......           -           .7           -                     .7                  .7               -
     2020.......          63.5        -             -                   63.5                 -                63.5
     2021.......           1.7        -             -                    1.7                 -                 1.7
     2023.......           -      2,110.7(a)        -                2,110.7                61.0           2,049.7
     2024.......           -          1.3           -                    1.3                 -                 1.3
     2025.......           -        112.2           -                  112.2                 -               112.2
                      --------   --------      --------             --------            --------          --------

     Total......      $2,318.3   $2,262.1      $1,121.6             $5,702.0            $1,260.9          $4,441.1
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

     Conseco and its affiliates are currently under examination by the IRS for the tax year ending December 31, 2003. During the 2003 audit, the IRS questioned the Company's tax position on the CFC loss, and requested Technical Advice from the National Office of the IRS. The Technical Advise Memorandum ("TAM") issued by the National Office confirmed the Company's position that the CFC loss would be treated as a post-emergence loss and therefore would not be subject to the
Section 382 limitation. However, the TAM was adverse to the Company's position that the CFC loss was incurred by a life insurance company. The Company then requested, pursuant to its appeal rights, that the issue be resolved through the IRS's Fast-Track resolution process, and a settlement was reached. The settlement was incorporated as an adjustment in the audit. The tentative settlement characterized $2.1 billion of the CFC loss as life insurance company losses and the remaining amount as non-life losses prior to application of the cancellation of indebtedness attribute reductions described below. Due to the carryback of capital losses during the audit period resulting in a refund in excess of $2 million, the audit is not final until the Joint Committee on Taxation (the "Joint Committee"), which is a committee composed of 10 members (five of whom are members of the Committee on Finance of the United States Senate and five of whom are members of the Committee on Ways and Means of the United States House of Representatives), has approved it. Generally, the IRS must audit and the Joint Committee must approve any tax years in which there is a refund in excess of $2 million, as required by Internal Revenue Code Section 6405. The IRS has proposed to the Joint Committee, in a special report as mandated by IRC ss.6405(b), that the audited tax year for 2003 be accepted as adjusted. This special report was sent to the Joint Committee in February of 2006. If the Joint Committee does not approve the audit, the Committee will explain its objections to the IRS and the IRS must then

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

address those objections in the audit and resubmit the audit for approval. Review by the Joint Committee can take as long as nine months to complete.

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

     The Company has adopted SFAS 123R in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $.1 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital when realized.

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of March 31, 2006 and December 31, 2005 (dollars in millions):

                                                                                             March 31,        December 31,
                                                                                               2006               2005
                                                                                               ----               ----
3.50% convertible debentures............................................................      $330.0             $330.0
$447.0 million secured credit agreement.................................................       478.3              524.6(a)
Unamortized discount on convertible debentures..........................................        (3.0)              (3.1)
                                                                                              ------             ------

     Direct corporate obligations.......................................................      $805.3             $851.5
                                                                                              ======             ======

--------------

     (a) Includes a one-time increase in the facility as further discussed below.

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). Related issuance costs of $7.9 million were recorded as deferred charges and will be amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them. The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's $800.0 million secured credit facility (the "Credit Facility"). The terms of the Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At March 31, 2006, unamortized issuance costs (classified as other assets) related to the Debentures were $7.0 million.

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

     In connection with the sale of the Debentures, the Company also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the initial purchasers. Pursuant to that agreement, the Company filed with the SEC a shelf registration statement with respect to the resale of the Debentures and the sale of our shares of common stock issuable upon conversion of the Debentures. If the Company failed to comply with certain of its obligations under the Registration

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Rights Agreement, additional interest would be payable on the Debentures. The Company filed the shelf registration statement on November 8, 2005, and it became effective on March 16, 2006.

     In August 2005, we entered into a $447.0 million secured credit agreement (the "Amended Credit Facility"). The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During the first three months of 2006, we made scheduled principal payments totaling $1.3 million on our Amended Credit Facility as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility. There were $5.3 million and $5.6 million of unamortized issuance costs (classified as other assets) related to our Amended Credit Facility at March 31, 2006 and December 31, 2005, respectively.

     Under the terms of the Amended Credit Facility, we are required to make quarterly principal payments of .25 percent (approximately $1.2 million) of the remaining principal amount through March 31, 2010. However, as a result of the mandatory prepayment discussed above, our next scheduled principal payment is due June 30, 2007. The remaining principal balance is due on June 22, 2010. The amount outstanding under the Amended Credit Facility bears interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate on the Amended Credit Facility is equal to LIBOR plus 2 percent, compared to LIBOR plus 3.5 percent under the Credit Facility. The base rate on the Amended Credit Facility is equal to 1 percent (2.5 percent under the Credit Facility) plus the greater of: (i) the Federal funds rate plus .50 percent; or
(ii) Bank of America's prime rate. If the Company's senior secured long-term debt is rated at least Ba3 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. In March 2006, Moody's upgraded our senior secured debt rating to "Ba3" from "B2". At March 31, 2006, the interest rate on our Amended Credit Facility was 6.5 percent.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       2006............................................   $  -
       2007............................................      3.6
       2008............................................      4.8
       2009............................................      4.8
       2010............................................    795.1
                                                          ------

                                                          $808.3
                                                          ======

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

     The Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 15 percent at March 31, 2006); (ii) an interest coverage ratio greater than or equal to 2.00 to 1 for each rolling four quarters ending June 30, 2007, and 2.50 to 1 for each rolling four quarters thereafter (such ratio exceeded the minimum requirement for the four quarters ending March 31, 2006);
(iii) an aggregate risk-based capital ratio, as defined in the Amended Credit Facility, greater than or equal to 245 percent at March 31, 2006, and 250 percent for each quarter ending thereafter (such ratio exceeded the minimum risk-based capital requirements at March 31, 2006); (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at March 31, 2006 exceeded such requirement); and (v) specified investment portfolio requirements (such investment portfolio requirements were met at March 31, 2006).

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

March 31, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Amended Credit Facility.

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $10.6 million and $4.7 million during the three months ended March 31, 2006 and 2005, respectively. Amounts amortized totaled $4.3 million and $1.0 million during the three months ended March 31, 2006 and 2005, respectively. The unamortized balance of deferred sales inducements at March 31, 2006 and December 31, 2005 was $76.4 million and $70.1 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $314.6 million and $320.7 million at March 31, 2006 and December 31, 2005, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Adopted Accounting Standards

     The FASB issued SFAS 123R in December 2004. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and requires all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. SFAS 123R is effective for all awards granted, modified, repurchased or cancelled and requires the recognition of compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis in the disclosure included under the caption entitled "Accounting for Stock Options". SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. We previously measured compensation expense for our stock option plans using the intrinsic value method. Effective January 1, 2006, we were required to recognize expense related to our stock option plans consistent with the requirements of SFAS 123R described above. We implemented this requirement using the modified prospective method. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107") related to SFAS 123R. We have followed the guidance in SAB 107 in our adoption of SFAS 123R. See the note entitled "Accounting for Stock Options" for further information on our adoption of SFAS 123R.

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     Legal Proceedings

     The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the financial condition, operating results or cash flows of the Company. The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict. In the event of an adverse outcome in one or more of these matters, the ultimate liability may be in excess of the liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the resolution of pending or future litigation may involve modifications to the terms of outstanding insurance policies, which could adversely affect the future profitability of the policies at issue.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint seeks unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. Trial is currently set to begin on or about October 24, 2006. In an attempt to avoid the risks and costs associated with protracted litigation, we have been involved in settlement discussions regarding this matter. During the first quarter of 2006, we increased our litigation accrual related to this litigation.

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

     We believe these cost of insurance lawsuits are without merit and intend to defend them vigorously. However, the ultimate outcome of these lawsuits cannot be predicted with certainty and an adverse outcome could exceed the amount we

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     Other Litigation

     On December 1, 2000, the Company's former subsidiary, Manhattan National Life Insurance Company, was named in a purported nationwide class action seeking unspecified damages in the First Judicial District Court of Santa Fe, New Mexico, Robert Atencio and Theresa Atencio, for themselves and all other similarly situated v. Manhattan National Life Insurance Company, an Ohio corporation, Cause No. D-0101-CV-2000-2817, alleging among other things fraud by non-disclosure of additional charges for those policyholders paying via premium modes other than annual. We retained liability for this litigation in connection with the sale of Manhattan National Life Insurance Company in June 2002. Shortly after Manhattan National Life Insurance Company filed a motion to dismiss this case, Plaintiffs voluntarily dismissed this action on April 4, 2006.

     In October 1997, an action was filed against Conseco Variable Insurance Company ("CVIC"), a former subsidiary of the Company, and general agent Glenn H. Guffey by nine South Carolina agents, who alleged that they had suffered losses as a result of defendants' breach of contract, fraud and misleading conduct relating to the sale of Flex II annuities. In the action, Thomas Allen et al v. Great American Reserve Insurance Company, Glenn H. Guffey and American Home Assurance Company, Case Number 29C01-9709-CP751 in the Circuit Court of Hamilton County, Indiana, plaintiffs claim that Mr. Guffey told them that the annuities would have no initial administrative fees charged to the owner of the annuity (when in fact they did) and that as a result, they had been selling the annuities on that basis. Plaintiffs demanded unspecified compensatory and punitive damages, and allege that they have lost commissions and renewals and that their business reputations have been damaged as a result of Mr. Guffey's misrepresentations. They further contend that CVIC should be held liable as it negligently supervised Mr. Guffey and knew about his fraudulent conduct. Defendants were granted a Summary Judgment on February 9, 2000, but plaintiffs appealed the judgment, and the Indiana Supreme Court overturned it on April 2, 2002. Mr. Guffey has settled with plaintiffs, and the case against CVIC is now set for a jury trial commencing July 31, 2006. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     On October 8, 2003, a complaint was filed in the United States District Court for South Carolina, Greenville Division, Consolidated Insured Benefits, Inc. and Ronald F. English v. Conseco Medical Insurance Company, Cause No. 6:03-3211-20. Plaintiffs are a former Conseco Medical Insurance Company ("CMIC") field marketing organization and its president and chief executive officer, and they allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for fraud, negligent misrepresentation and breach of fiduciary duty. CMIC has filed a motion for summary judgment, and the court has enlarged the time for discovery to July 2006. In addition, CMIC filed a motion requesting that the case be moved to the U.S. District Court in Indianapolis. We anticipate a ruling on this motion by the third quarter of 2006. The case is expected to be set for trial in 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding Friou P. Jones as a named Plaintiff and adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. This in effect has consolidated the two cases, and the original Jones case will be dismissed. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On November 6, 2003, a Complaint was filed in State Court in Fulton County, Georgia, Reginald Martin Agency, Inc.; Comprehensive Insurance Marketing, Inc.; Design Benefits Inc.; Jim Jasnoski d/b/a Design Benefits, Inc.; Kenny Froug d/b/a Atlanta Brokerage Office; Brokerage One Agency, Inc.; Tri-State Brokerage, Inc.; Don Sepulveda d/b/a Sepulveda Insurance Group; Dean Vandersnick d/b/a Professional Insurance Brokerage and Whitewater Brokerage, Inc. v. Conseco Medical Insurance Company, Conseco Marketing LLC, Timothy F. O'Keefe and Edward
M. Berube, Cause No. 03VC0587 B4Y. Plaintiffs are former CMIC Field Marketing Organizations that allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for breach of contract, fraud, negligent misrepresentation, breach of partnership agreements and fiduciary duty, breach of implied covenant of good faith and fair dealing, tortuous interference with business and contractual relationships, damage to goodwill and business reputation and bad faith. At CMIC's request, the case was removed to federal court and transferred to the United States District Court for the Southern District of Indiana, Indianapolis Division (Cause No. 1:04-CV-1587-TAB/RLY). CMIC filed a motion to dismiss, and all of the causes of action have been dismissed except the fraud count and the action for breach of fiduciary duty. The case is set to go to trial on March 5, 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     On March 22, 2006, the Company's subsidiary, CDOC, Inc. ("CDOC"), as the successor in interest to Statesman Insurance Company ("Statesman"), brought a complaint for declaratory judgment against Himco Waste-Away Services, Inc. ("Himco"). CDOC, Inc. v. Himco Waste-Away Services, Inc., Case No. 29C01-0603-PL-296 (Hamilton Circuit Court, Indiana). CDOC seeks a court declaration to determine the rights and obligations of CDOC and Himco under certain general liability contracts Himco allegedly procured from Statesman during the period 1969 through 1975. The coverage dispute arises out of a U.S. Environmental Protection Agency ("EPA") claim against Himco, for which Himco sought reimbursement of investigation and defense costs and indemnification of its settlement with the EPA pursuant to the Statesman policies in the sum of $1.6 million. CDOC's complaint alleges that Himco failed to comply with conditions precedent to coverage under the Statesman policies because, among other things, Himco's late notice to CDOC of the EPA's claim was not immediate, as required by the policies, but rather was unreasonably late, and Himco failed and refused to cooperate in good faith with CDOC. The complaint also alleges that Himco's failure to provide immediate notice and cooperate precludes Himco from seeking and receiving any insurance coverage under the Statesman policies. The ultimate outcome of this action cannot be predicted with certainty.

     Conseco Annuity Assurance Company f/k/a Beneficial Standard Life has filed suit against J.C. Penney a/k/a Stonebridge in a case captioned, Beneficial Standard Life Insurance Company v. J.C. Penney Life Insurance Company, and J.C. Penney Company, Inc., United States District Court for the Central District of California, Case No. CV-98-02792-SVW. This litigation arises from the 1967 sale of Beneficial Fire & Casualty ("BF&C") by Beneficial Standard Life Insurance Company ("Beneficial") to J.C. Penney Company, Inc. ("Penney"). The subject of the case is whether Beneficial must indemnify Penney for losses and expenses incurred as a result of claims arising under pre-sale BF&C insurance policies. Beneficial filed suit in April 1998 seeking a judicial declaration that: (1) it was not generally obligated to indemnify Penney under the terms of the agreement governing the 1967 sale; and (2) that with respect to certain environmental claims asserted by the Port of Oakland, any indemnification obligation was excused by Penney's conduct in handling the claims. Penney counterclaimed for breach of contract and declaratory relief. The counterclaim does not specify the damages sought by Penney on the breach of contract claim. After a bench trial in 2002, certain rulings of the trial court were appealed to the United States Court of Appeals for the Ninth Circuit. In June 2005, the Ninth Circuit issued an opinion holding that the terms of the 1967 sale generally require Beneficial to indemnify Penney for net liabilities arising from pre-sale policies, but only after Penney pursues and exhausts available reinsurance. The Ninth Circuit remanded the case to the trial court for further proceedings to determine if this obligation has been excused with respect to specific claims at issue in the case. We are now preparing an amended complaint to be filed against Stonebridge. The ultimate outcome of the action cannot be predicted with certainty.

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs have been commenced against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., James S. Adams, Maxwell E. Bublitz and David R. Decatur. The specific lawsuits now pending include: Hilbert v. Conseco, Case No. 03CH 15330 (Circuit Court, Cook County, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Inc. v. Adams, et al., Case No. 04 L 012974 (Circuit Court, Cook County, Illinois); Conseco Services v. Decatur, Case No. 29D02-0404-CC-000379 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Murray, Case No. 1:05-cv-01580-JDT-TAB (Southern District, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit court, Cook County, Illinois). David Decatur filed for bankruptcy on May 12, 2004, Case No. 04-08772-JKC-11 (Southern District, Indiana). Maxwell E. Bublitz filed for bankruptcy on May 2, 2005, Case No. 05-08168-7 (Southern District, Indiana). James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana).

     On October 20, 2004, in Conseco Services v. Hilbert, Conseco Services was granted partial final summary judgment in the amount of $62.7 million plus interest. Mr. Hilbert has appealed that ruling. The Court of Appeals ruled in our favor on November 8, 2005. Mr. Hilbert subsequently filed a petition to transfer with the Indiana Supreme Court, which was denied on March 16, 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At March 31, 2006, we estimated that approximately $35.5 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $22.2 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     Regulatory Examinations and Fines

     Insurance companies face significant risks related to regulatory investigations and actions. Regulatory investigations generally result from matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, changing the way cost of insurance charges are calculated for certain life insurance products or recommending unsuitable products to customers. We are, in the ordinary course of our business, involved in various examinations and inquiries subjecting us to information requests from state and other authorities. The ultimate outcome of these examinations cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and we could suffer significant reputational harm as a result of these matters, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

     During the first quarter of 2006, certain insurance subsidiaries (Conseco Insurance Company, Conseco Life Insurance Company, Washington National Insurance Company, Conseco Health Insurance Company and Conseco Senior Health Insurance Company) agreed to settle matters resulting from a market conduct examination by the Minnesota Commerce Department. A fine of $2.5 million was agreed to and has been accrued in our consolidated financial statements as of March 31, 2006. Such fine was paid in April 2006.

     The terms of the settlement could result in additional benefits or options being offered to certain policyholders.

     Minnesota owners of equity-indexed annuities issued by Conseco Insurance Company purchased on or after January 1, 1998, will receive the opportunity to initiate a Conseco internal review and arbitration process to determine whether they adequately understood the renewal participation rate feature of their policy at the time the policy was originally sold. Policyholders who can prove they did not understand renewal participation rates at the time the policy was originally sold based on representations or omissions made by the Company or its agents may be provided relief in the form of adjusted participation rates. Within 60 days, we will send a separate notice to affected policyholders to advise them of their options. There are approximately 2,000 policyholders in this group.

     To date, policyholders have not asserted claims with significant exposure to the Company related to the potential issues addressed in the settlement. However, management considers it probable that additional claims will be asserted and there is a reasonable possibility that the outcome will be unfavorable. Although the outcome of the procedures required by the settlement cannot be predicted with certainty, management currently believes the cost of resolving these matters will not result in a loss which exceeds the amount accrued by more than $5 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                ----------------------
                                                                                                2006              2005
                                                                                                ----              ----
Cash flows from operating activities:
   Net income...........................................................................     $  64.6            $  81.8
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................       128.8               98.1
       Income taxes.....................................................................        37.5               51.3
       Insurance liabilities............................................................        96.0              128.0
       Accrual and amortization of investment income....................................        (3.8)              34.1
       Deferral of policy acquisition costs.............................................      (114.8)            (107.2)
       Net realized investment (gains) losses...........................................         3.1               (1.6)
       Net sales of trading securities..................................................         4.8               26.1
       Other............................................................................        (9.2)             (12.9)
                                                                                             -------            -------

         Net cash provided by operating activities......................................     $ 207.0            $ 297.7
                                                                                             =======            =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................        $3.5               $2.3
                                                                                                ====               ====

     At March 31, 2006 and December 31, 2005, restricted cash and cash equivalents consisted of: (i) $19.8 million and $33.3 million, respectively, held by a variable interest entity; and (ii) $2.0 million and $1.9 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at March 31, 2006, and the consolidated results of operations for the three months ended March 31, 2006 and 2005, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of our 2005 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

     o the risk factors or uncertainties listed from time to time in our filings with the SEC;

     o general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) our ability to sell products and access capital on acceptable terms, the returns on and the market value of our investments, and the lapse rate and profitability of policies;

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We conduct our business operations through two operating segments, which are defined on the basis of product distribution, and a third segment comprised of businesses in run-off, as follows:

     o Bankers Life, which consists of the businesses of Bankers Life and Casualty Company ("Bankers Life and Casualty") and Colonial Penn Life Insurance Company ("Colonial Penn"). Bankers Life and Casualty markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program and certain annuity products to the senior market through exclusive career agents and sales managers. Colonial Penn markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Both Bankers Life and Casualty and Colonial Penn market their products under their own brand names.

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

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2005 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Accounting for marketing and quota-share agreements with Coventry Health
Care

     The Medicare Modernization Act provided for the introduction of a prescription drug benefit (Part D). In order to offer this product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry Health Care ("Coventry") to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2006 with 50 percent of net premiums and related profits subject to a risk corridor. Our career and independent channels have enrolled approximately 130,000 members through March 31, 2006. The Part D program was effective January 1, 2006.

     The following describes how we account for and report these activities:

Our accounting for the national distribution agreement

     o We recognize distribution and licensing fee income from Coventry over the life of the policy based upon negotiated percentages of collected premiums on the underlying Medicare Part D contracts.

     o We also incur commissions paid to our agents. They are deferred and amortized over the remaining term of the initial enrollment period (the life of the policy) and the amortization is recorded in operating expenses.

Our accounting for the quota-share agreement

     o We recognize premium revenues assumed evenly over the period of the underlying Medicare Part D contracts.

     o We recognize policyholder benefits and ceding commission expense as incurred.

     o We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services, as if the quarter represented an entire contract period.

The following summarizes the loss before income taxes recognized on this business (primarily in the Bankers Life segment) during the first quarter of 2006 (dollars in millions):

     Insurance policy income............................   $24.2(a)
     Fee revenue and other..............................     1.2
                                                           -----

       Total revenues...................................    25.4
                                                           -----

     Insurance policy benefits..........................    24.2
     Amortization expense...............................     1.9
     Other operating expense (primarily ceding
       commissions).....................................     1.3
                                                           -----

       Total expense....................................    27.4
                                                           -----

       Loss before income tax...........................   $(2.0)
                                                           =====

-----------
     (a) Such amount includes $7.9 million of risk-share premium adjustments.

     Pursuant to the Coventry Medicare Part D Plan, the insurance plan covers 75 percent of the policyholder's prescription drug costs up to $2,250; zero percent from $2,251 to $5,100; and 95 percent over $5,100. Given this benefit structure, we expect the loss recognized in the first quarter of 2006 will be offset by income in the later periods based on our estimates of the full-year policyholder benefits expected to be incurred.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
Income (loss) before net realized investment gains (losses), net of related amortization, and income taxes (a non-GAAP measure) (a):
    Bankers Life........................................................................      $ 62.3              $ 58.8
    Conseco Insurance Group.............................................................        41.9                64.4
    Other Business in Run-off...........................................................        24.0                21.5
    Corporate operations................................................................       (26.0)              (20.6)
                                                                                              ------              ------

                                                                                               102.2               124.1
                                                                                              ------              ------
Net realized investment gains (losses), net of related amortization:
    Bankers Life........................................................................         (.5)                1.9
    Conseco Insurance Group.............................................................        (3.6)                (.9)
    Other Business in Run-off...........................................................         3.0                 2.1
    Corporate operations................................................................         -                   -
                                                                                              ------              ------

                                                                                                (1.1)                3.1
                                                                                              ------              ------
Income (loss) before income taxes:
    Bankers Life........................................................................        61.8                60.7
    Conseco Insurance Group.............................................................        38.3                63.5
    Other Business in Run-off...........................................................        27.0                23.6
    Corporate operations................................................................       (26.0)              (20.6)
                                                                                              ------              ------

       Income before income taxes.......................................................      $101.1              $127.2
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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Premium collections:
     Annuities............................................................................    $  233.4            $  221.7
     Supplemental health..................................................................       325.9               313.6
     Life.................................................................................        66.6                48.6
                                                                                              --------            --------

       Total collections..................................................................    $  625.9            $  583.9
                                                                                              ========            ========

Average liabilities for insurance products:
       Annuities:
         Mortality based..................................................................    $  362.4            $  354.9
         Equity-indexed...................................................................       413.2               301.1
         Deposit based....................................................................     4,348.3             3,922.7
       Health.............................................................................     3,236.6             2,963.3
       Life:
         Interest sensitive...............................................................       366.7               346.1
         Non-interest sensitive...........................................................       782.4               739.4
                                                                                              --------            --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.............................................    $9,509.6            $8,627.5
                                                                                              ========            ========

Revenues:
     Insurance policy income..............................................................    $  409.4            $  359.3
     Net investment income:
       General account invested assets....................................................       130.8               116.4
       Equity-indexed products based on the change in value of options....................         2.4                (2.9)
       Trading account income related to policyholder and reinsurer
         accounts.........................................................................        (7.8)               (4.9)
       Change in value of embedded derivatives related to modified
         coinsurance agreements...........................................................         7.8                 4.9
     Fee revenue and other income.........................................................         1.5                  .6
                                                                                              --------            --------

         Total revenues...................................................................       544.1               473.4
                                                                                              --------            --------

Expenses:
     Insurance policy benefits............................................................       335.5               291.5
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than those listed below....................................................        42.1                39.1
       Equity-indexed products based on change in value of indices........................         2.5                (1.2)
     Amortization related to operations...................................................        61.6                46.8
     Interest expense on investment borrowings............................................         -                    .7
     Other operating costs and expenses...................................................        40.1                37.7
                                                                                              --------            --------

         Total expenses...................................................................       481.8               414.6
                                                                                              --------            --------

Income before net realized investment gains (losses), net of related amortization
   and income taxes.......................................................................        62.3                58.8
                                                                                              --------            --------

     Net realized investment gains (losses)...............................................        (1.0)                2.0
     Amortization related to net realized investment gains (losses).......................          .5                 (.1)
                                                                                              --------            --------

         Net realized investment gains (losses), net of related amortization .............         (.5)                1.9
                                                                                              --------            --------

Income before income taxes................................................................    $   61.8            $   60.7
                                                                                              ========            ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits........................................................         $277.2            $246.4
       Benefit ratio (a)................................................................          82.1%             80.8%

     Medicare supplement:
       Insurance policy benefits........................................................         $113.6            $117.6
       Benefit ratio (a)................................................................          67.8%             71.9%

     Long-term care:
       Insurance policy benefits........................................................         $138.0            $126.8
       Benefit ratio (a)................................................................          96.5%             91.8%
       Interest-adjusted benefit ratio (b)..............................................          66.9%             63.9%

     Other:
       Insurance policy benefits........................................................          $25.6              $2.0
       Benefit ratio (a)................................................................          94.4%             65.0%

----------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $42.4 million and $38.6 million in the three months ended March 31, 2006 and 2005, respectively.

     Total premium collections were $625.9 million in the first quarter of 2006, up 7.2 percent from 2005. Premium collections in the first quarter of 2006 include $6.0 million of premiums collected pursuant to the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry Health Care". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.5 billion in the first quarter of 2006, up 10 percent from 2005. The increase in such liabilities was primarily due to increases in annuity reserves resulting from sales of these products in recent periods.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $24.2 million of premium income from the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry Health Care". Such amount includes $7.9 million of risk-share premiums due from Coventry consistent with the obligations under our quota-share agreement, as if the quarter represented an entire contract period. See "Premium Collections" for further analysis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $130.8 million in the first quarter of 2006, up 12 percent from 2005. The average balance of general account invested assets was $9.2 billion and $8.3 billion in the first quarters of 2006 and 2005, respectively. The average yield on these assets was 5.7 percent and
5.6 percent in the first quarters of 2006 and 2005, respectively. The increase in general account invested assets is primarily due to sales of our annuity products in recent periods.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Investment income (loss) related to equity-indexed products was $2.4 million and $(2.9) million in the first quarters of 2006 and 2005, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

     Fee and other income increased to $1.5 million in the first three months of 2006, compared to $.6 million in the same period of 2005. During the first three months of 2006, we recognized fee income of $1.2 million pursuant to the agreements described above under "Accounting for the marketing and quota-share agreement with Coventry Health Care".

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products. The benefit ratio experienced in the first three months of 2006 reflected a $2.2 million claim reserve redundancy while the 2005 period reflected a $2.9 million claim reserve deficiency resulting from the ultimate development of reserves at December 31, 2005 and 2004, respectively.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous products offered for sale which had lower pricing. To date, these new products have been approved by the regulatory authorities in 48 states and the District of Columbia. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business increased from 63.9 percent in the first quarter of 2005 to 66.9 percent in the first quarter of 2006.

     We are seeking rate increases on approximately 65 percent of the total long-term care inforce block in the Bankers Life segment. As a result of higher persistency in this block and lower interest rates than assumed in the original pricing, the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

current premium rates are too low. This rate increase process is proceeding according to plan and, to date, we have received approval for approximately 73 percent of the total dollar amount of our requested rate increases. These rate increases are generally consistent with the assumptions used to determine the value of policies inforce at the Effective Date and the value of our insurance liabilities.

     The loss ratio for other health products was affected by the experience on the Medicare Part D quota-share agreement described above under "Accounting for marketing and quota-share agreement with Coventry Health Care". During the first three months of 2006, we recognized insurance policy income of $24.2 million related to the Part D program and the benefit ratio on this business was 100.1 percent, which is expected to decline throughout the year.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $42.1 million in the first quarter of 2006, up 7.7 percent from 2005. The increase is primarily due to increases in annuity reserves (resulting from higher sales of these products) partially offset by lower average crediting rates. The weighted average crediting rates for these products were 3.6 percent and 3.7 percent in the first quarters of 2006 and 2005, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $61.6 million in the first quarter of 2006 compared to $46.8 million in the first quarter of 2005. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. In addition, during the first quarter of 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $3.4 million in the first three months of 2006. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Other operating costs and expenses in our Bankers Life segment were $40.1 million in the first quarter of 2006, up 6.4 percent from 2005. In the first quarter of 2006, other operating costs and expenses include $3.2 million of expenses related to the distribution and quota-share reinsurance agreements with Coventry.

     Net realized investment gains (losses) fluctuate each period. During the first three months of 2006, net realized investment losses in this segment included $.9 million of net losses from the sales of investments (primarily fixed maturities), and $.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the three months ended March 31, 2005, net realized investment gains in this segment included $2.0 million of net gains from the sales of investments (primarily fixed maturities). There were no writedowns in the first quarter of 2005.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.5) million and $.1 million in the first three months of 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Premium collections:
     Annuities..........................................................................    $    36.2           $    25.3
     Supplemental health................................................................        159.6               174.6
     Life...............................................................................         84.1                89.7
                                                                                            ---------           ---------

       Total collections................................................................    $   279.9           $   289.6
                                                                                            =========           =========

Average liabilities for insurance products:
     Annuities:
       Mortality based..................................................................    $   245.1           $   284.9
       Equity-indexed...................................................................      1,309.7             1,399.1
       Deposit based....................................................................      3,292.0             3,582.7
       Separate accounts and investment trust liabilities...............................         29.9                31.9
     Health.............................................................................      2,380.9             2,374.6
     Life:
       Interest sensitive...............................................................      3,071.9             3,146.6
       Non-interest sensitive...........................................................      1,452.0             1,432.5
                                                                                            ---------           ---------

         Total average liabilities for insurance products, net of reinsurance ceded.....    $11,781.5           $12,252.3
                                                                                            =========           =========

Revenues:
   Insurance policy income..............................................................    $   256.4           $   276.9
   Net investment income:
     General account invested assets....................................................        174.8               177.7
     Equity-indexed products............................................................          5.4               (16.7)
     Trading account income related to policyholder and
       reinsurer accounts...............................................................          (.5)               (5.4)
     Change in value of embedded derivatives related to modified
       coinsurance agreements...........................................................          2.3                 1.7
   Fee revenue and other income.........................................................           .4                  .5
                                                                                            ---------           ---------

       Total revenues...................................................................        438.8               434.7
                                                                                            ---------           ---------

Expenses:
   Insurance policy benefits............................................................        195.9               204.7
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below....................................................         61.2                64.3
     Equity-indexed products............................................................          5.3               (13.9)
   Amortization related to operations...................................................         55.5                43.6
   Interest expense on investment borrowings............................................           .2                 2.0
   Other operating costs and expenses...................................................         78.8                69.6
                                                                                            ---------           ---------

       Total expenses...................................................................        396.9               370.3
                                                                                            ---------           ---------

Income before net realized investment losses, net of related amortization,
   and income taxes.....................................................................         41.9                64.4
                                                                                            ---------           ---------

   Net realized investment losses.......................................................         (5.1)               (2.5)
   Amortization related to net realized investment losses...............................          1.5                 1.6
                                                                                            ---------           ---------

       Net realized investment losses, net of related amortization......................         (3.6)                (.9)
                                                                                            ---------           ---------

Income before income taxes..............................................................    $    38.3           $    63.5
                                                                                            =========           =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits.......................................................        $113.7              $115.1
       Benefit ratio (a)...............................................................         70.7%               65.7%

     Medicare supplement:
       Insurance policy benefits.......................................................         $41.3               $45.0
       Benefit ratio (a)...............................................................         60.3%               55.2%

     Specified disease:
       Insurance policy benefits.......................................................         $69.4               $68.0
       Benefit ratio (a)...............................................................         77.5%               75.5%
       Interest-adjusted benefit ratio (b).............................................         45.9%               44.8%

     Other:
       Insurance policy benefits.......................................................          $3.0                $2.1
       Benefit ratio(a)................................................................        104.9%               60.8%

-------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $28.3 million and $27.7 million in the three months ended March 31, 2006 and 2005, respectively.

     Total premium collections were $279.9 million in the first quarter of 2006, down 3.3 percent from the first quarter of 2005. This decrease was primarily due to lower premiums collected from Medicare supplement products, due to lapses following rate increases in 2005 and 2006. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $11.8 billion in the first quarter of 2006, down 3.8 percent from 2005. The decrease in such liabilities was due primarily to policyholder redemptions and lapses exceeding sales in this segment.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease is primarily due to lower premium income from Medicare supplement products, due to lapses following rate increases in 2005 and 2006. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $174.8 million in the first quarter of 2006, down 1.6 percent from 2005. The average balance of general account invested assets was $11.8 billion and $12.3 billion in the first quarters of 2006 and 2005, respectively. The average yield on these assets was
5.9 percent and 5.8 percent in the first quarters of 2006 and 2005, respectively. This segment's investment income in the first three months of 2005 included the recognition in income of $2.4 million related to investments

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

(which had a par value in excess of the cost basis) which were called by the issuer. Such income was not significant in the first three months of 2006.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to equity-indexed products was $9.2 million and $(13.1) million in the first quarters of 2006 and 2005, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account losses were $3.8 million and $3.6 million in the first quarters of 2006 and 2005, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. In addition, insurance benefits in the first quarter of 2006 were reduced for the following items. We reduced insurance benefits by $11.5 million to reflect a change in the assumptions for the cost of options underlying our equity-indexed products and other assumptions described below under amortization related to operations. Such decreases were more than offset by increased amortization of insurance acquisition costs related to the assumption changes. We also reduced insurance benefits by $4.7 million for deceased policyholders to reflect the release of insurance liabilities for annuity policies which pay benefits only during the policyholders' lifetime. We have improved our procedures to confirm the reporting of the death of these policyholders to us in a more timely manner, resulting in this additional release that would have otherwise been recognized in future periods.

     Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income. The benefit ratios on Conseco Insurance Group's Medicare supplement products in the first quarters of 2006 and 2005 were impacted by an increase in policyholder lapses. The release of the policy benefit reserve related to the lapsed business contributed to the lower benefit ratios in the 2006 and 2005 periods. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The benefit ratio for the first quarter of 2006 was unfavorably affected by higher persistency of older policies which have higher benefit ratios than newer policies. The benefit ratio for the first quarter of 2005 reflected unfavorable claim experience. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $61.2 million in the first quarter of 2006, down 4.8 percent from 2005. The decrease was primarily due to a smaller block of annuity business inforce. The weighted average crediting rate for these products was 3.9 percent in both the first quarters of 2006 and 2005.

     Amounts added to equity-indexed products fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Higher lapses on our Medicare supplement products have reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $2.3 million and $3.4 million in the first quarters of 2006 and 2005, respectively.

     In accordance with SFAS 97, we are required to adjust the amortization of insurance acquisition costs for universal life and annuity products if actual experience or other evidence suggests that earlier estimates of expected or actual profits used as a basis for amortization have changed. During the first three months of 2006, we made certain adjustments to our assumptions of expected future profits for the annuity and universal life blocks of business in this segment related to investment returns, lapse rates, the cost of options underlying our equity-indexed products and other refinements. We recognized additional amortization expense of $12.4 million in the first quarter of 2006 due to these changes. This increase to amortization expense was offset by a reduction to insurance policy benefit expense of $11.5 million, to reflect the effect of the changes in these assumptions on the calculation of certain insurance liabilities, such as the liability to purchase future options underlying our equity-indexed products.

     The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Other operating costs and expenses were $78.8 million in the first quarter of 2006, up 13 percent from 2005. The increase is primarily due to: (i) expenses totaling $7.5 million related to certain litigation reserves; and (ii) higher marketing expenses; partially offset by (iii) lower commission expenses resulting from lower premium collections.

     Net realized investment losses fluctuate each period. During the first three months of 2006, net realized investment losses included $1.8 million of net losses from the sales of investments (primarily fixed maturities), and $3.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the three months ended March 31, 2005, we recognized net realized investment losses of $2.5 million from the sales of investments (primarily fixed maturities). There were no writedowns in the first quarter of 2005.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $1.5 million and $1.6 million in the first quarters of 2006 and 2005, respectively.

Other Business in Run-off (dollars in millions):

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Premium collections:
     Long-term care.....................................................................      $   87.3           $   92.3
     Major medical.....................................................................            1.1                 .7
                                                                                              --------           --------

          Total collections.............................................................      $   88.4           $   93.0
                                                                                              ========           ========

Average liabilities for insurance products:
     Long-term care.....................................................................      $3,243.2           $3,295.2
     Major medical......................................................................          29.8               50.6
                                                                                              --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded..................................................      $3,273.0           $3,345.8
                                                                                              ========           ========

Revenues:
     Insurance policy income............................................................      $   88.9           $   91.5
     Net investment income on general account invested assets...........................          44.7               43.2
     Fee revenue and other income.......................................................            .1                 .1
                                                                                              --------           --------

         Total revenues.................................................................         133.7              134.8
                                                                                              --------           --------

Expenses:
     Insurance policy benefits..........................................................          84.3               86.5
     Amortization related to operations.................................................           3.5                5.8
     Other operating costs and expenses.................................................          21.9               21.0
                                                                                              --------           --------

         Total expenses.................................................................         109.7              113.3
                                                                                              --------           --------

         Income before net realized investment gains and income taxes...................          24.0               21.5

     Net realized investment gains......................................................           3.0                2.1
                                                                                              --------           --------

         Income before income taxes.....................................................      $   27.0           $   23.6
                                                                                              ========           ========

Health benefit ratios:
       Insurance policy benefits........................................................         $84.3              $86.5
       Benefit ratio (a)................................................................          94.8%              94.5%
       Interest-adjusted benefit ratio (b)..............................................          45.1%              48.2%

-----------

(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing such insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The interest-adjusted benefit

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $44.2 million and $42.4 million in the three months ended March 31, 2006 and 2005, respectively.

     Total premium collections were $88.4 million in the first quarter of 2006, down 4.9 percent from 2005. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities of insurance products, net of reinsurance ceded were $3.3 billion in the first quarter of 2006, down 2.2 percent from 2005.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $44.7 million in the first quarter of 2006, up 3.5 percent from 2005. The average balance of general account invested assets was $3.1 billion and $3.0 billion in the first quarters of 2006 and 2005, respectively. The average yield on these assets was
5.9 percent and 5.8 percent in the first quarters of 2006 and 2005, respectively.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to benefit ratios in the blocks of long-term care business included in this segment. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income.

     This segment includes long-term care insurance inforce, which was primarily issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In particular, we have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in our high benefit ratios. We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. Since mid-2004, we have been actively managing our long-term care cases under improved claim adjudication processes. On April 20, 2004, the Florida Office of Insurance Regulation issued an Order to our subsidiary, Conseco Senior Health Insurance Company ("Conseco Senior"), that affected approximately 12,600 home health care policies issued in Florida by Conseco Senior and its predecessor companies. On July 1, 2004, the Florida Office of Insurance Regulation issued a similar Order impacting approximately 4,800 home health care policies issued in Florida by our subsidiary, Washington National Insurance Company ("Washington National") and its predecessor companies. Pursuant to the Orders, Conseco Senior and Washington National offered the following three alternatives to holders of these policies:

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     During the first quarter of 2006, we upgraded the prior version of the valuation system used to determine reserves for the long-term care block of business in run-off. The new version includes enhancements to more precisely estimate insurance liabilities for policies with return of premium benefits. The effect of this refinement and certain other reserve adjustments resulted in decreases to our insurance liabilities of approximately $14 million in the first quarter of 2006.

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

     Other operating costs and expenses were $21.9 million in the first quarter of 2006, up 4.3 percent from the same period in 2005. The increase primarily related to higher compensation expense in this segment in the first quarter of 2006.

     Net realized investment gains fluctuate each period. During the first three months of 2006, net realized investment gains included $3.1 million of net gains from the sales of investments (primarily fixed maturities), net of $.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the three months ended March 31, 2005, we recognized net realized investment gains in this segment of $2.1 million from the sales of investments (primarily fixed maturities). There were no such writedowns in the first quarter of 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate Operations (dollars in millions):

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Corporate operations:
    Interest expense on corporate debt..................................................        $(12.4)           $(12.0)
    Net investment income ..............................................................           1.0                .5
    Fee revenue and other income........................................................           2.7               3.0
    Net operating results of variable interest entity...................................            .7               -
    Other operating costs and expenses..................................................         (18.0)            (12.1)
                                                                                                ------            ------

      Loss before income taxes..........................................................        $(26.0)           $(20.6)
                                                                                                ======            ======

     Interest expense on corporate debt was impacted by the issuance of the Debentures and our Amended Credit Facility in August 2005. Our average corporate debt outstanding was $854.1 million and $768.0 million during the first quarters of 2006 and 2005, respectively. The average interest rate on our debt was 5.3 percent and 6.1 percent during the first quarters of 2006 and 2005, respectively.

     Net investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

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

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period. In the first three months of 2006, other operating costs and expenses included $7.5 million related to certain litigation reserves.

     In December 2004, the FASB issued SFAS 123R, which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In the first three months of 2006, we recognized compensation expense related to stock options totaling $1.4 million. Refer to the note to our consolidated financial statements entitled "Stock-Based Compensation" for further discussion of our share-based payments.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004, such ratings of our primary insurance subsidiaries (except Conseco Senior) were upgraded by A.M. Best Company ("A.M. Best"), S&P and Moody's. Moody's again upgraded the ratings of our primary insurance subsidiaries (except Conseco Senior) in the third quarter of 2004 and the first quarter of 2006. The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)", "BB+" and "Baa3", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. For a description of these ratings and additional information on our ratings, see "Liquidity for Insurance Operations."

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

       Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                                 --------------------
                                                                                                 2006            2005
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).............................................................    $ 62.9         $ 16.1
                                                                                                 ------         ------

     Other fixed (first-year)................................................................     169.6          204.2
     Other fixed (renewal)...................................................................        .9            1.4
                                                                                                 ------         -------
       Subtotal - other fixed annuities......................................................     170.5          205.6
                                                                                                 ------         ------

       Total annuities.......................................................................     233.4          221.7
                                                                                                 ------         ------

   Supplemental health:
     Medicare supplement (first-year)........................................................      24.8           17.7
     Medicare supplement (renewal)...........................................................     146.4          152.0
                                                                                                 ------         ------
       Subtotal - Medicare supplement........................................................     171.2          169.7
                                                                                                 ------         ------
     Long-term care (first-year).............................................................      14.2           17.1
     Long-term care (renewal)................................................................     131.5          123.7
                                                                                                 ------         ------
       Subtotal - long-term care.............................................................     145.7          140.8
                                                                                                 ------         ------
     Other health (first-year)...............................................................       6.3             .2
     Other health (renewal)..................................................................       2.7            2.9
                                                                                                 ------         ------
       Subtotal - other health...............................................................       9.0            3.1
                                                                                                 ------         ------

       Total supplemental health.............................................................     325.9          313.6
                                                                                                 ------         ------

   Life insurance:
     First-year..............................................................................      26.2           15.3
     Renewal.................................................................................      40.4           33.3
                                                                                                 ------         ------

       Total life insurance..................................................................      66.6           48.6
                                                                                                 ------         ------

Collections on insurance products:

     Total first-year premium collections on insurance products.............................      304.0          270.6
     Total renewal premium collections on insurance products.................................     321.9          313.3
                                                                                                 ------         ------

       Total collections on insurance products...............................................    $625.9         $583.9
                                                                                                 ======         ======

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections increased 5.3 percent, to $233.4 million, in the first quarter of 2006 as compared to the same period in 2005. The increase in short-term interest rates since the first quarter of 2005 has resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive. Our equity-indexed products were favorably impacted in 2006 due in part to general stock market conditions which made these products relatively attractive and the introduction of new equity-indexed products in 2005.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agents.

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased .9 percent, to $171.2

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

million, in the first quarter of 2006 as compared to the same period in 2005.

     Premiums collected on Bankers Life's long-term care policies increased 3.5 percent, to $145.7 million, in the first quarter of 2006 compared to the same period in 2005 primarily due to sales of new products with higher premiums and continued higher persistency of our existing business.

     Other health products in 2006 include $6.0 million of first-year premiums collected pursuant to the quota-share reinsurance agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry Health Care." The remaining collected premiums relate to other health products which we no longer actively market.

     Life products in this segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased 37 percent, to $66.6 million, in the first quarter of 2006, compared to the same period in 2005, due to an increased focus on life products, including the introduction in the first quarter of 2005 of a new single premium whole life product and increased advertising in our direct response marketing. The new single premium whole life products accounted for $10.1 million and $1.5 million of our collected premiums in the first quarters of 2006 and 2005, respectively. Graded benefit life products sold through our direct response marketing channel accounted for $22.1 million of our total collected premiums in the first quarter of 2006, compared to $19.4 million in the first quarter of 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2006            2005
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)........................................................        $ 20.7          $ 19.3
     Equity-indexed (renewal)...........................................................           2.4             2.5
                                                                                                ------          ------
       Subtotal - equity-indexed annuities..............................................          23.1            21.8
                                                                                                ------          ------
     Other fixed (first-year)...........................................................          10.9              .9
     Other fixed (renewal)..............................................................           2.2             2.6
                                                                                                ------          ------
       Subtotal - other fixed annuities.................................................          13.1             3.5
                                                                                                ------          ------

       Total annuities..................................................................          36.2            25.3
                                                                                                ------          ------

   Supplemental health:
     Medicare supplement (first-year)...................................................           8.3             3.1
     Medicare supplement (renewal)......................................................          57.6            76.2
                                                                                                ------          ------
       Subtotal - Medicare supplement...................................................          65.9            79.3
                                                                                                ------          ------
     Specified disease (first-year).....................................................           7.2             8.1
     Specified disease (renewal)........................................................          84.2            84.1
                                                                                                ------          ------
       Subtotal - specified disease.....................................................          91.4            92.2
                                                                                                ------          ------
     Other health (renewal).............................................................           2.3             3.1
                                                                                                ------          ------

       Total supplemental health........................................................         159.6           174.6
                                                                                                ------          ------

   Life insurance:
     First-year.........................................................................           1.7             2.8
     Renewal............................................................................          82.4            86.9
                                                                                                ------          ------

       Total life insurance.............................................................          84.1            89.7
                                                                                                ------          ------

Collections on insurance products:

     Total first-year premium collections on insurance products........................           48.8            34.2
     Total renewal premium collections on insurance products............................         231.1           255.4
                                                                                                ------          ------

       Total collections on insurance products..........................................        $279.9          $289.6
                                                                                                ======          ======

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment increased 43 percent, to $36.2 million, in the first quarter of 2006, compared to the same period in 2005, due to increased sales efforts in this segment, expanded product offerings and attractive crediting rates on certain products.

     The accumulation value of equity-indexed annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for this product increased 6.0 percent, to $23.1 million, in the first quarter of 2006 over the same period in 2005 due to the recent introduction of several new products.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased 274 percent, to $13.1 million, in the first quarter of 2006, compared to the same period in 2005, due to increased sales efforts as well as attractive crediting rates on certain products.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 17 percent, to $65.9 million, in the first quarter of 2006 compared to the same period in 2005. We have experienced lower persistency for these products, partially offset by an increase in sales.

     Premiums collected on specified disease products in the first quarter of 2006 were comparable to the same period in 2005.

     Premiums collected from other health products decreased 26 percent, to $2.3 million, in the first quarter of 2006 compared to the same period in 2005 because we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 6.2 percent, to $84.1 million, in the first quarter of 2006 compared to the same period in 2005. Our A.M. Best rating has negatively affected our sales of life products.

Other Business in Run-off  (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2006            2005
                                                                                                 ----            ----
Premiums collected by product:

   Long-term care (renewal)..............................................................        $87.3           $92.3

   Major medical (renewal)...............................................................          1.1              .7
                                                                                                 -----           -----

     Total renewal premium collections on insurance products.............................        $88.4           $93.0
                                                                                                 =====           =====

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 5.4 percent, to $87.3 million, in the first quarter of 2006 compared to the same period in 2005. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2006 and December 31, 2005, primarily reflect: (i) our net income for the three months ended March 31, 2006; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2006, we decreased the carrying value of such investments by $444.0 million as a result of this fair value adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

       Our capital structure as of March 31, 2006, and December 31, 2005, was as follows (dollars in millions):

                                                                              March 31,      December 31,
                                                                                2006             2005
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  805.3         $  851.5

    Shareholders' equity:
       Preferred stock.....................................................      667.8            667.8
       Common stock........................................................        1.5              1.5
       Additional paid-in capital..........................................    3,198.4          3,194.1
       Accumulated other comprehensive income..............................     (224.2)            71.7
       Retained earnings...................................................      639.8            584.7
                                                                              --------         --------

          Total shareholders' equity.......................................    4,283.3          4,519.8
                                                                              --------         --------

          Total capital....................................................   $5,088.6         $5,371.3
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2006, and as of and for the year ended December 31, 2005:

                                                                                                March 31,     December 31,
                                                                                                  2006            2005
                                                                                                  ----            ----
Book value per common share...................................................................    $23.86          $25.42
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     25.34           24.95

Ratio of earnings to fixed charges............................................................     1.82x           2.03x

Ratio of earnings to fixed charges and preferred dividends....................................     1.62x           1.81x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       16%             16%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       15%             16%
   Corporate debt and preferred stock to total capital........................................       29%             28%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (loss) (a)..........................................................       28%             29%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Liquidity of the Holding Companies

     At March 31, 2006, Conseco Inc. and CDOC held unrestricted cash of $53.5 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends.

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

     During the first three months of 2006, we made scheduled principal payments totaling $1.3 million on our Amended Credit Facility as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility. Under the terms of the Amended Credit Facility, we are required to make quarterly principal payments of ..25 percent of the remaining principal amount through March 31, 2010. However, as a result of the mandatory prepayment discussed above, our next scheduled principal payment is due June 30, 2007.

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at March 31, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     INVESTMENTS

     At March 31, 2006, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $12,818.0      $ 99.9       $328.2     $12,589.7
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,479.1          .7         36.1       1,443.7
   States and political subdivisions...................................       795.2         6.3         19.0         782.5
   Debt securities issued by foreign governments.......................       141.7         4.4          1.4         144.7
   Structured securities ..............................................     6,284.6         3.5        186.5       6,101.6
Below-investment grade (primarily corporate securities)................     1,049.3        22.7         17.4       1,054.6
                                                                          ---------      ------       ------     ---------

   Total actively managed fixed maturities.............................   $22,567.9      $137.5       $588.6     $22,116.8
                                                                          =========      ======       ======     =========

Equity securities......................................................       $31.2        $2.2          $.4         $33.0
                                                                              =====        ====          ===         =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of March 31, 2006 (dollars in millions):

                                                                                                              Percent of
                                                                                            Carrying value  fixed maturities
                                                                                            --------------  ----------------
   Structured securities................................................................      $ 6,104.2           27.6%
   Manufacturing........................................................................        2,485.8           11.2
   Bank and finance.....................................................................        2,398.2           10.9
   Services.............................................................................        1,597.3            7.2
   U.S. Government......................................................................        1,443.7            6.5
   Utilities............................................................................        1,433.4            6.5
   Communications.......................................................................        1,055.1            4.8
   Holding and other investment offices.................................................        1,029.7            4.7
   States and political subdivisions....................................................          797.9            3.6
   Agriculture, forestry and mining.....................................................          797.2            3.6
   Asset-backed securities..............................................................          690.2            3.1
   Retail and wholesale.................................................................          611.3            2.8
   Transportation.......................................................................          606.8            2.7
   Other................................................................................        1,066.0            4.8
                                                                                              ---------          -----

      Total actively managed fixed maturities...........................................      $22,116.8          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At March 31, 2006, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,049.3 million, or 4.6 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,054.6 million, or 101 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade fixed maturity securities with an amortized cost of $307.0 million and an estimated fair value of $306.1 million are securities held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities. At March 31, 2006, our total investment in the VIE was $32.8 million, and such investment was rated BBB.

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

     Net Realized Investment Gains (Losses)

     During the first three months of 2006, we recognized net realized investment losses of $3.1 million, which were comprised of $.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.9 billion, net of $3.5 million of writedowns of investments for other than temporary declines in fair value. During the three months ended March 31, 2005, we recognized net realized investment gains of $1.6 million from the sales of investments (primarily fixed maturities) with proceeds of $3.1 billion. There were no writedowns in the first quarter of 2005. At March 31, 2006, investments in default as to the payment of principal or interest had an aggregate amortized cost of $25.7 million and a carrying value of $26.7 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     During the three months ended March 31, 2006, we sold $1.0 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $26.0 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality;
(v) identification of a superior investment alternative; or (vi) changes in expected liability cash flows.

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

     During the first three months of 2006, we recorded writedowns of fixed maturity securities and other invested assets totaling $3.5 million as a result of analysis that led us to conclude that the declines in the values of these investments were other than temporary.

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2006, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                                cost          value
                                                                                             ---------      ---------
Due in one year or less...................................................................   $    92.5      $    91.9
Due after one year through five years.....................................................     1,983.7        1,943.1
Due after five years through ten years....................................................     5,263.9        5,122.3
Due after ten years.......................................................................     5,709.4        5,490.1
                                                                                             ---------      ---------

   Subtotal...............................................................................    13,049.5       12,647.4

Structured securities.....................................................................     6,056.8        5,870.3
                                                                                             ---------      ---------

   Total..................................................................................   $19,106.3      $18,517.7
                                                                                             =========      =========

     At March 31, 2006, we held no investments in our fixed maturity portfolio which were rated below-investment grade and had unrealized loss positions exceeding 20 percent of the cost basis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2006 (dollars in millions):

                                           Less than 12 months       12 months or greater              Total
                                      ------------------------- ---------------------------- -----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......  $ 1,310.3     $ (32.0)      $106.7       $ (4.1)     $ 1,417.0      $ (36.1)

     States and political subdivisions.      497.4       (15.5)        61.5         (3.7)         558.9        (19.2)

     Debt securities issued by
        foreign governments............       59.8        (1.4)         -            -             59.8         (1.4)

     Corporate securities..............   10,019.7      (313.4)       585.5        (32.0)      10,605.2       (345.4)

     Structured securities.............    5,713.9      (179.9)       156.4         (6.6)       5,870.3       (186.5)
                                         ---------     -------       ------       ------      ---------      -------

     Total actively managed
        fixed maturities...............  $17,601.1     $(542.2)      $910.1       $(46.4)     $18,511.2      $(588.6)
                                         =========     =======       ======       ======      =========      =======

     Equity securities.................        $.4        $(.1)        $5.5         $(.3)          $5.9         $(.4)
                                               ===        ====         ====         ====           ====         ====

     Based on management's current assessment of investments with unrealized losses at March 31, 2006, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Structured Securities

     At March 31, 2006, fixed maturity investments included $6.1 billion of structured securities (or 28 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yields on structured securities purchased at a discount to par will increase when the underlying mortgages prepay faster than expected. The yields on structured securities purchased at a premium will decrease when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at March 31, 2006 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  213.3      $  213.2    $  205.7
4 percent - 5 percent...............................................................    1,372.9       1,328.8     1,284.2
5 percent - 6 percent...............................................................    4,056.4       4,005.4     3,881.1
6 percent - 7 percent...............................................................      532.4         547.7       541.9
7 percent - 8 percent...............................................................      169.1         174.4       172.7
8 percent and above.................................................................       16.9          17.7        18.6
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $6,361.0      $6,287.2    $6,104.2
                                                                                       ========      ========    ========

-----------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $2.6 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at March 31, 2006, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                               ---------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                           cost            Amount     maturities
----                                                                           ----            ------     ----------
Pass-throughs and sequential and targeted amortization classes............    $3,759.2        $3,642.9            17%
Planned amortization classes and accretion-directed bonds.................     1,020.8           992.7             4
Commercial mortgage-backed securities.....................................     1,502.4         1,464.0             7
Other.....................................................................         4.8             4.6            -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $6,287.2        $6,104.2            28%
                                                                              ========        ========            ==

-------------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $2.6 million.

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

     Mortgage Loans

     At March 31, 2006, the mortgage loan balance was primarily comprised of commercial loans. Substantially less than one percent of the mortgage loan balance was noncurrent at March 31, 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At March 31, 2006, our total investment in Fall Creek was $32.8 million. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                            March 31,
                                                                              2006
                                                                            ---------
       Assets:
          Actively managed fixed maturities............................      $280.7
          Cash and cash equivalents - restricted.......................        19.8
          Accrued investment income....................................         1.6
          Income tax assets............................................          .1
          Other assets.................................................         7.9
                                                                             ------

              Total assets.............................................      $310.1
                                                                             ======

       Liabilities:
          Other liabilities............................................      $  8.1
          Investment borrowings........................................       302.2
                                                                             ------

              Total liabilities........................................       310.3
                                                                             ------

       Equity:
          Accumulated other comprehensive loss.........................         (.6)
          Retained earnings............................................          .4
                                                                             ------

              Total equity (deficit)...................................         (.2)
                                                                             ------

              Total liabilities and equity.............................      $310.1
                                                                             ======

                                                                       Three months ended
                                                                            March 31,
                                                                              2006
                                                                       -------------------
       Revenues:
          Net investment income - deposit accounts.....................        $4.5
          Net realized investment losses...............................         -
          Fee revenue and other income.................................         -
                                                                               ---

              Total revenues...........................................         4.5
                                                                               ----

       Expenses:
          Interest expense.............................................         3.8
          Other operating expenses.....................................         -
                                                                               ----

              Total expenses...........................................         3.8
                                                                               ----

              Income before income taxes...............................        $ .7
                                                                               ====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the first three months of 2006 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions. During the quarter ended March 31, 2006, we implemented a new actuarial valuation system for our long-term care products in our business in run-off segment. We expect to implement additional system conversions in the future. We believe that the new systems will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     Other than the changes related to the new system conversion, no significant changes in Conseco's internal controls over financial reporting have occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's 2005 Annual Report on Form 10-K for further discussion of such risk factors. There have been no material changes in the first three months of 2006 to such risks.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 6. EXHIBITS.

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




                                          CONSECO, INC.



Dated:  May 8, 2006                       By:  /s/ Eugene M. Bullis
                                               --------------------
                                               Eugene M. Bullis
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)