Form 10-Q
period 2006-06-30
CONSECO INC
filed 2006-08-08
CIK 1224608

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

                  For the quarterly period ended June 30, 2006

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



       Shares of common stock outstanding as of July 28, 2006: 151,524,505

===============================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of June 30, 2006 and December 31, 2005..................................    3
            Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005........    5
            Consolidated Statement of Shareholders' Equity for the six months ended
              June 30, 2006 and 2005..............................................................................    6
            Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005..................    7
            Notes to Consolidated Financial Statements............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   31
            Overview .............................................................................................   32
            Critical Accounting Policies .........................................................................   32
            Results of Operations.................................................................................   37
            Premium Collections...................................................................................   52
            Liquidity and Capital Resources.......................................................................   56
            Investments...........................................................................................   60
            Investment in Variable Interest Entity................................................................   66
            New Accounting Standards .............................................................................   67

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   67

Item 4.     Controls and Procedures...............................................................................   67

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ....................................................................................   67

Item 1A.    Risk Factors..........................................................................................   68

Item 4.     Submission of Matters to a Vote of Security Holders...................................................   68

Item 5.     Other Information.....................................................................................   68

Item 6.     Exhibits .............................................................................................   69


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                              June 30,           December 31,
                                                                                                2006               2005
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     June 30, 2006 - $22,568.4; December 31, 2005 - $22,380.2)............................    $21,690.8         $22,494.2
   Equity securities at fair value (cost: June 30, 2006 - $31.2;
     December 31, 2005 - $25.6)...........................................................         33.4              27.1
   Mortgage loans.........................................................................      1,452.9           1,264.2
   Policy loans...........................................................................        418.4             429.8
   Trading securities.....................................................................        668.3             716.3
   Other invested assets .................................................................         97.9             109.6
                                                                                              ---------         ---------

       Total investments..................................................................     24,361.7          25,041.2

Cash and cash equivalents:
   Unrestricted...........................................................................        206.2             237.8
   Restricted.............................................................................         39.2              35.2
Accrued investment income.................................................................        317.8             315.4
Value of policies inforce at the Effective Date...........................................      2,403.2           2,414.0
Cost of policies produced.................................................................        967.5             758.8
Reinsurance receivables...................................................................        862.7             887.5
Income tax assets, net....................................................................      2,022.7           1,496.6
Assets held in separate accounts..........................................................         28.8              29.8
Other assets..............................................................................        341.4             341.0
                                                                                              ---------         ---------

       Total assets.......................................................................    $31,551.2         $31,557.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               June 30,        December 31,
                                                                                                 2006              2005
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $12,678.7       $12,686.8
     Traditional products...................................................................     11,937.6        11,872.2
     Claims payable and other policyholder funds............................................        822.9           842.1
     Liabilities related to separate accounts...............................................         28.8            29.8
   Other liabilities........................................................................        630.7           440.0
   Investment borrowings....................................................................        350.4           315.1
   Notes payable - direct corporate obligations.............................................        805.5           851.5
                                                                                                ---------       ---------

         Total liabilities..................................................................     27,254.6        27,037.5
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: June 30, 2006 - 151,518,505; December 31, 2005 - 151,513,434).........          1.5             1.5
   Additional paid-in capital...............................................................      3,464.9         3,194.1
   Accumulated other comprehensive income (loss)............................................       (445.6)           71.7
   Retained earnings........................................................................        608.0           584.7
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      4,296.6         4,519.8
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $31,551.2       $31,557.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                               Three months ended                  Six months ended
                                                                    June 30,                            June 30,
                                                            -----------------------             -----------------------
                                                            2006               2005             2006               2005
                                                            ----               ----             ----               ----
Revenues:
   Insurance policy income........................       $  739.7           $  728.5          $1,494.4           $1,456.2
   Net investment income (loss):
     General account assets.......................          357.3              348.0             708.6              685.8
     Policyholder and reinsurer accounts..........          (13.7)              (1.6)               .4              (24.9)
   Net realized investment gain (loss)............           (3.7)               7.9              (6.8)               9.5
   Fee revenue and other income...................            4.5                3.9               9.2                8.1
                                                         --------           --------          --------           --------

       Total revenues.............................        1,084.1            1,086.7           2,205.8            2,134.7
                                                         --------           --------          --------           --------

Benefits and expenses:
   Insurance policy benefits......................          705.2              703.4           1,432.0            1,374.4
   Interest expense...............................           17.1               16.1              33.5               30.8
   Amortization...................................           97.6               88.0             216.2              182.7
   Costs related to the tentative litigation
     settlement...................................          157.0                5.3             174.7                5.9
   Other operating costs and expenses.............          142.1              134.0             283.2              273.8
                                                         --------           --------          --------           --------

       Total benefits and expenses................        1,119.0              946.8           2,139.6            1,867.6
                                                         --------           --------          --------           --------

       Income (loss) before income taxes..........          (34.9)             139.9              66.2              267.1

Income tax expense (benefit) on period income.....          (12.6)              51.8              23.9               97.2
                                                         --------           --------          --------           --------

       Net income (loss)..........................          (22.3)              88.1              42.3              169.9

Preferred stock dividends.........................            9.5                9.5              19.0               19.0
                                                         --------           --------          --------           --------

       Net income (loss) applicable to
         common stock.............................       $  (31.8)          $   78.6          $   23.3           $  150.9
                                                         ========           ========          ========           ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding..........    151,514,000        151,058,000        151,518,000       151,058,000
                                                      ===========        ===========        ===========       ===========

     Net income (loss)............................          $(.21)              $.52              $.15              $1.00
                                                            =====               ====              ====              =====

   Diluted:
     Weighted average shares outstanding..........    151,514,000        185,002,000        152,556,000       185,883,000
                                                      ===========        ===========        ===========       ===========

     Net income (loss)............................          $(.21)              $.48               $.15              $.91
                                                            =====               ====               ====              ====

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock    Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, January 1, 2006.............................    $4,519.8     $667.8      $3,195.6          $  71.7        $584.7

   Comprehensive loss, net of tax:
     Net income......................................        42.3        -             -                -            42.3
     Change in unrealized appreciation
       of investments (net of applicable income tax
       benefit of $289.7)............................      (517.3)       -             -             (517.3)          -
                                                         --------

         Total comprehensive loss....................      (475.0)

     Reduction of deferred income tax valuation
       allowance.....................................       260.0        -           260.0              -             -
     Stock option and restricted stock plans.........         8.7        -             8.7              -             -
     Reduction of tax liabilities related to various
       contingencies recognized at the fresh-start
       date..........................................         2.1        -             2.1              -             -
     Dividends on preferred stock....................       (19.0)       -             -                -           (19.0)
                                                         --------     ------      --------          -------        ------

Balance, June 30, 2006...............................    $4,296.6     $667.8      $3,466.4          $(445.6)       $608.0
                                                         ========     ======      ========          =======        ======


Balance, January 1, 2005.............................    $3,902.2     $667.8      $2,599.3          $ 337.3        $297.8

   Comprehensive income, net of tax:
     Net income......................................       169.9        -             -                -           169.9
     Change in unrealized appreciation of
       investments (net of applicable income tax
       expense of $76.2).............................       136.2        -             -              136.2           -
                                                         --------

         Total comprehensive income..................       306.1

     Stock option and restricted stock plans.........         5.2        -             5.2              -             -
     Dividends on preferred stock....................       (19.0)       -             -                -           (19.0)
                                                         --------     ------      --------          -------        ------

Balance, June 30, 2005...............................    $4,194.5     $667.8      $2,604.5          $ 473.5        $448.7
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $ 1,316.3          $ 1,273.1
   Net investment income.................................................................        754.2              707.7
   Fee revenue and other income..........................................................          9.2                8.1
   Net sales of trading securities.......................................................         23.0              162.6
   Insurance policy benefits.............................................................     (1,095.1)            (991.6)
   Interest expense......................................................................        (31.4)             (24.5)
   Policy acquisition costs..............................................................       (230.6)            (206.3)
   Other operating costs.................................................................       (276.2)            (278.8)
   Taxes.................................................................................          1.8                5.6
                                                                                             ---------          ---------

       Net cash provided by operating activities.........................................        471.2              655.9
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      3,118.9            7,440.7
   Maturities and redemptions of investments.............................................        336.5              770.0
   Purchases of investments..............................................................     (3,837.3)          (8,771.6)
   Change in restricted cash.............................................................         (4.0)               2.8
   Other.................................................................................          6.0              (15.0)
                                                                                             ---------          ---------

       Net cash used by investing activities ............................................       (379.9)            (573.1)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Issuance of common stock..............................................................           .9                 .2
   Payments on notes payable.............................................................        (46.3)               (.9)
   Amounts received for deposit products.................................................        930.0              822.0
   Withdrawals from deposit products.....................................................     (1,023.8)            (905.6)
   Investment borrowings.................................................................         35.3               18.2
   Dividends paid on preferred stock.....................................................        (19.0)             (19.0)
                                                                                             ---------          ---------

       Net cash used by financing activities.............................................       (122.9)             (85.1)
                                                                                             ---------          ---------

       Net decrease in cash and cash equivalents.........................................        (31.6)              (2.3)

Cash and cash equivalents, beginning of period...........................................        237.8              776.6
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   206.2          $   774.3
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

     Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $668.3 million and $716.3 million at June 30, 2006 and December 31, 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Accumulated other comprehensive income (loss) is comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of June 30, 2006 and December 31, 2005, were as follows (dollars in millions):

                                                                                         June 30,        December 31,
                                                                                           2006              2005
                                                                                           ----              ----
Net unrealized appreciation (depreciation) on investments.............................    $(869.4)          $120.9
Adjustment to value of policies inforce at the Effective Date.........................      123.2             (9.2)
Adjustment to cost of policies produced...............................................       50.6              (.3)
Deferred income tax asset (liability).................................................      250.0            (39.7)
                                                                                          -------           ------

     Accumulated other comprehensive income (loss)....................................    $(445.6)          $ 71.7
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

                                                                   Three months ended              Six months ended
                                                                        June 30,                        June 30,
                                                                 ----------------------         ----------------------
                                                                 2006              2005         2006              2005
                                                                 ----              ----         ----              ----
Net income (loss)...........................................    $(22.3)           $88.1        $ 42.3            $169.9
Preferred stock dividends...................................      (9.5)            (9.5)        (19.0)            (19.0)
                                                                ------            -----        ------            ------

     Net income (loss) applicable to common stock
       for basic earnings per share.........................     (31.8)            78.6          23.3             150.9

Effect of dilutive securities:
   Preferred stock dividends................................       -                9.5           -                19.0
                                                                ------            -----        ------            ------

     Net income (loss) applicable to common stock and
       assumed conversions for diluted earnings per share...    $(31.8)           $88.1        $ 23.3            $169.9
                                                                ======            =====        ======            ======

Shares:
   Weighted average shares outstanding
     for basic earnings per share...........................   151,514          151,058       151,518           151,058

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock........       -             33,076           -              34,052
     Stock option and restricted stock plans................       -                868         1,038               773
                                                               -------          -------       -------           -------

     Dilutive potential common shares.......................       -             33,944         1,038            34,825
                                                               -------          -------       -------           -------

   Weighted average shares outstanding for diluted earnings
     per share..............................................   151,514          185,002       152,556           185,883
                                                               =======          =======       =======           =======

     There were no dilutive common stock equivalents during the three months ended June 30, 2006, because of the net loss recognized by the Company during the period. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share, and the preferred stock dividends on the Class B mandatorily convertible preferred stock are not added back to net income (loss) applicable to common stock. The potentially dilutive shares related to the Class B mandatorily convertible preferred stock were not dilutive during the six months ended June 30, 2006, but the common stock equivalents related to stock option and restrictive stock plans were dilutive.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three and six months ended June 30, 2006, because doing so would have been antidilutive in such periods.

                                                                                  Three months       Six months
                                                                                      ended             ended
                                                                                  June 30, 2006     June 30, 2006
                                                                                  -------------     -------------
                                                                                       (shares in thousands)
       Equivalent common shares that were antidilutive during the period:
         Class B mandatorily convertible preferred stock........................     30,989             30,989
         Stock option and restricted stock plans................................      1,047                 -
                                                                                     ------             ------

           Antidilutive equivalent common shares................................     32,036             30,989
                                                                                     ======             ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. As of June 30, 2006, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share for the three or six months ended June 30, 2006.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect compensation cost determined under the fair value method. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. During the first six months of 2006, we did not capitalize any stock-based compensation expense as cost of policies produced or any other asset category.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

       A summary of the Company's stock option activity and related information for the six months ended June 30, 2006, is presented below (shares in thousands, dollars in millions):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                       Shares        price         life           value
                                                                       ------        -----         ----           -----
Outstanding at the beginning of
   the period.....................................................      3,536        $19.89

Options granted...................................................        930         23.23

Exercised.........................................................        (42)        20.77                          $.3

Forfeited or terminated...........................................        (27)        19.96
                                                                        -----

Outstanding at the end of the period..............................      4,397                      7.6 years       $28.1
                                                                        =====                      ===             =====

Options exercisable at the end of
   the period.....................................................      1,455                      7.3 years        $9.6
                                                                        =====                      ===              ====

Available for future grant........................................      3,348
                                                                        =====

     We recognized compensation expense related to stock options totaling $1.5 million and $2.9 million ($.9 million and $1.9 million after income taxes) in the three and six months ended June 30, 2006, respectively. Compensation expense related to stock options reduced both basic and diluted earnings per share by:
(i) less than 1 cent in the three months ended June 30, 2006; and (ii) one cent in the six months ended June 30, 2006. At June 30, 2006, the unrecognized compensation expense for non-vested stock options totaled $13.6 million which is expected to be recognized over a weighted average period of 2.9 years.

     If compensation cost had been determined based on the fair value at the grant dates for all awards issued after January 1, 1995, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                    Three months ended             Six months ended
                                                                         June 30,                      June 30,
                                                                           2005                          2005
                                                                           ----                          ----
Net income, as reported...............................................     $88.1                        $169.9
Less stock-based employee compensation expense determined
     under the fair value method for all awards, net of
     income taxes.....................................................       1.0                           1.7
                                                                           -----                        ------

Pro forma net income..................................................     $87.1                        $168.2
                                                                           =====                        ======

Earnings per share:
     Basic, as reported...............................................      $.52                         $1.00
     Basic, pro forma.................................................       .51                           .99

     Diluted, as reported.............................................      $.48                          $.91
     Diluted, pro forma...............................................       .47                           .90

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following table summarizes information about stock options outstanding at June 30, 2006 (shares in thousands):

                                                      Options outstanding                     Options exercisable
                                            --------------------------------------------  ----------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
$16.20 - $20.37.....................           1,588            6.1          $18.43          622           $18.74
$21.00 - $25.45.....................           2,809            8.5           21.81          833            21.05
                                               -----                                       -----

                                               4,397                                       1,455
                                               =====                                       =====

     A summary of the Company's non-vested restricted stock activity for the six months ended June 30, 2006, is presented below (shares in thousands):

                                                                                                      Weighted
                                                                                                       average
                                                                                                     grant date
                                                                                 Shares              fair value
                                                                                 ------              ----------
       Non-vested shares, beginning of period..............................       1,392                $18.57
           Vested..........................................................          (6)                20.57
           Forfeited.......................................................          (2)                18.77
                                                                                  -----

       Non-vested shares, end of period....................................       1,384                 18.56
                                                                                  =====

     At June 30, 2006, the unrecognized compensation expense for non-vested restricted stock totaled $7.5 million which is expected to be recognized over a weighted average period of 1.2 years. We recognized compensation expense related to restricted stock awards totaling $2.8 million in both the three months ended June 30, 2006 and 2005 and $5.9 million and $5.1 million in the six months ended June 30, 2006 and 2005, respectively.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                                             Six months
                                                                                               ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                  2006 Grants          2005 Grants
                                                                                  -----------          -----------
Weighted average risk-free interest rates..................................            5.1%                 3.8%
Weighted average dividend yields...........................................            0.0%                 0.0%
Volatility factors.........................................................             22%                  25%
Weighted average expected life.............................................       6.2 years            6.2 years
Weighted average fair value per share......................................           $8.20                $7.25

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

     Cash received from the exercise of stock options was $.9 million and $.2 million during the six months ended June 30, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Operating information by segment was as follows (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                         June 30,                      June 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities......................................    $   17.5         $   13.2      $   30.0          $   25.5
            Supplemental health............................       312.3            304.4         622.8             606.1
            Life...........................................        61.9             52.9         121.2              95.1
            Other..........................................        18.5              3.1          45.6               6.2
       Net investment income (a)...........................       131.5            120.0         264.7             233.5
       Fee revenue and other income (a)....................         2.2              (.2)          3.7                .4
       Net realized investment gains (losses) (a)..........         (.7)              .5          (1.7)              2.5
                                                               --------         --------      --------          --------

                Total Bankers Life revenues................       543.2            493.9       1,086.3             969.3
                                                               --------         --------      --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities......................................         5.0              5.1           8.5              10.7
            Supplemental health............................       153.2            164.0         311.2             335.7
            Life...........................................        86.0             92.8         178.1             189.0
            Other..........................................         3.2              3.2           6.0               6.6
       Net investment income (a)...........................       161.3            178.3         343.3             335.6
       Fee revenue and other income (a)....................         (.1)              .6            .3               1.1
       Net realized investment gains (losses) (a)..........        (4.0)             6.3          (9.1)              3.8
                                                               --------         --------      --------          --------

                Total Conseco Insurance Group revenues.....       404.6            450.3         838.3             882.5
                                                               --------         --------      --------          --------

    Other Business in Run-off:
       Insurance policy income - supplemental health.......        82.1             89.8         171.0             181.3
       Net investment income (a)...........................        44.6             44.8          89.3              88.0
       Fee revenue and other income (a)....................          .1               .2            .2                .3
       Net realized investment gains (a)...................         1.0              2.4           4.0               4.5
                                                               --------         --------      --------          --------

                Total Other Business in Run-off revenues...       127.8            137.2         264.5             274.1
                                                               --------         --------      --------          --------

    Corporate:
       Net investment income...............................         6.2              3.3          11.7               3.8
       Fee and other income................................         2.3              3.3           5.0               6.3
       Net realized investment losses......................         -               (1.3)          -                (1.3)
                                                               --------         --------      --------          --------

                Total corporate revenues...................         8.5              5.3          16.7               8.8
                                                               --------         --------      --------          --------

                Total revenues.............................    $1,084.1         $1,086.7      $2,205.8          $2,134.7
                                                               --------         --------      --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Six months ended
                                                                           June 30,                     June 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits..........................     $  369.8           $341.2      $  749.9          $  670.6
       Amortization.......................................         60.4             45.0         121.5              91.9
       Interest expense on investment borrowings..........           .1               .8            .1               1.5
       Other operating costs and expenses.................         42.9             38.0          83.0              75.7
                                                               --------           ------      --------          --------

            Total Bankers Life expenses...................        473.2            425.0         954.5             839.7
                                                               --------           ------      --------          --------

    Conseco Insurance Group:
       Insurance policy benefits..........................        238.5            274.5         500.9             529.6
       Amortization.......................................         33.7             38.2          87.7              80.2
       Interest expense on investment borrowings..........           .3              2.2            .5               4.2
       Costs related to the tentative litigation
         settlement.......................................        157.0              2.7         165.8               3.0
       Other operating costs and expenses.................         68.4             61.4         138.4             130.7
                                                               --------           ------      --------          --------

            Total Conseco Insurance Group expenses........        497.9            379.0         893.3             747.7
                                                               --------           ------      --------          --------

    Other Business in Run-off:
       Insurance policy benefits..........................         96.9             87.7         181.2             174.2
       Amortization.......................................          3.5              4.8           7.0              10.6
       Other operating costs and expenses.................         22.0             20.9          43.9              41.9
                                                               --------           ------      --------          --------

            Total Other Business in Run-off expenses......        122.4            113.4         232.1             226.7
                                                               --------           ------      --------          --------

    Corporate:
       Interest expense on corporate debt.................         12.0             13.1          24.4              25.1
       Interest expense on debt of variable interest
         entity...........................................          4.7              -             8.5               -
       Costs related to the tentative litigation
         settlement.......................................          -                2.6           8.9               2.9
       Other operating costs and expenses.................          8.8             13.7          17.9              25.5
                                                               --------           ------      --------          --------

            Total corporate expenses......................         25.5             29.4          59.7              53.5
                                                               --------           ------      --------          --------

            Total expenses................................      1,119.0            946.8       2,139.6           1,867.6
                                                               --------           ------      --------          --------

    Income (loss) before income taxes:
            Bankers Life..................................         70.0             68.9         131.8             129.6
            Conseco Insurance Group.......................        (93.3)            71.3         (55.0)            134.8
            Other Business in Run-off.....................          5.4             23.8          32.4              47.4
            Corporate operations..........................        (17.0)           (24.1)        (43.0)            (44.7)
                                                               --------           ------      --------          --------

                Income (loss) before income taxes.........     $  (34.9)          $139.9      $   66.2          $  267.1
                                                               ========           ======      ========          ========

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index, over an annual period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy one-year call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts). Net investment loss related to equity-indexed products was $4.7 million and $20.6 million in the six months ended June 30, 2006 and 2005, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $44.2 million and $44.5 million at June 30, 2006 and December 31, 2005, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $204.8 million and $210.7 million at June 30, 2006 and December 31, 2005, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2006, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $(1.8) million and $17.4 million at June 30, 2006 and December 31, 2005, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     We hold loans made to certain former directors and employees that enabled them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At June 30, 2006, we have estimated that approximately $30.1 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at June 30, 2006 and December 31, 2005 was $22.5 million and $23.2 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $114.9 million and $121.0 million in the first six months of 2006 and 2005, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $119.7 million and $127.1 million in the first six months of 2006 and 2005, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $68.4 million and $28.9 million in the first six months of 2006 and 2005, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivatives embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                        June 30,                       June 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Current tax provision..........................................  $  -              $ -         $ -                 $ -
Deferred tax provision (benefit)...............................   (12.6)            51.8        23.9                97.2
                                                                 ------            -----      ------               -----

         Income tax expense (benefit) on period income.........  $(12.6)           $51.8       $23.9               $97.2
                                                                 ======            =====       =====               =====

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
U.S. statutory corporate rate........................................................          35.0%               35.0%
Other nondeductible expenses.........................................................           2.3                 1.2
State taxes..........................................................................           2.4                  .6
Provision for tax issues, tax credits and other......................................          (3.6)                (.4)
                                                                                               ----                ----

         Effective tax rate..........................................................          36.1%               36.4%
                                                                                               ====                ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

       The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            June 30,         December 31,
                                                                                              2006               2005
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................       $  798.0         $   812.8
       Non-life companies.............................................................          779.6             796.5
    Capital loss carryforwards........................................................          391.8             397.3
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,366.7           1,433.2
       Unrealized depreciation of investments.........................................          250.0               -
       Reserve for loss on loan guarantees............................................          154.9             155.5
                                                                                             --------         ---------

         Gross deferred tax assets....................................................        3,741.0           3,595.3
                                                                                             --------         ---------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (49.6)            (67.8)
       Value of policies inforce at the Effective Date and cost of policies produced..         (756.4)           (752.7)
       Unrealized appreciation of investments.........................................            -               (39.7)
       Other..........................................................................         (124.4)           (186.9)
                                                                                             --------         ---------

         Gross deferred tax liabilities...............................................         (930.4)         (1,047.1)
                                                                                             --------         ---------

         Net deferred tax assets before valuation allowance...........................        2,810.6           2,548.2

Valuation allowance...................................................................         (779.8)         (1,043.8)
                                                                                             --------         ---------

         Net deferred tax assets......................................................        2,030.8           1,504.4

Current income taxes accrued..........................................................           (8.1)             (7.8)
                                                                                             --------         ---------

         Net income tax assets, net...................................................       $2,022.7         $ 1,496.6
                                                                                             ========         =========

     The Internal Revenue Service ("IRS") is in the process of finalizing the audit of the Company's tax returns for the year ended December 31, 2003. We have recorded all proposed changes from the audit in our financial statements. In July 2006, the Joint Committee on Taxation accepted the audit and the settlement described in our previous filings with the SEC which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. ("CFC") (the "CFC loss") as life company losses and the remaining amount as non-life losses prior to the application of the cancellation of indebtedness attribute reductions described below. As a result of the approval of the settlement, we concluded it was appropriate to reduce our valuation allowance by $260 million at June 30, 2006, which was accounted for as an addition to paid-in capital.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. In addition, the use of the Company's NOLs is dependent, in part, on whether the IRS

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. We are required to continue to record a valuation allowance of $779.8 million at June 30, 2006 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

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

     As of June 30, 2006, we had $4.5 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                 Total loss carryforwards
                      ---------------------   Capital loss         Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2006.......      $    -     $     .1      $    5.5             $    5.6            $    5.6          $    -
     2007.......           -           .1         444.2                444.3               444.3               -
     2008 ......           -           .1         583.7                583.8               583.8               -
     2009.......           -         10.5          86.1                 96.6                10.5              86.1
     2010.......           -          2.6           -                    2.6                 2.6               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -          1.9           -                    1.9                 1.9               -
     2016.......          27.7        -             -                   27.7                27.7               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)     .7           -                2,171.3                44.8           2,126.5
     2019.......           -           .7           -                     .7                  .7               -
     2020.......          28.2        -             -                   28.2                 -                28.2
     2021.......          20.2        -             -                   20.2                 -                20.2
     2023.......           -      2,083.4 (a)       -                2,083.4                58.3           2,025.1
     2024.......           -          6.6           -                    6.6                 -                 6.6
     2025.......           -        112.8           -                  112.8                 -               112.8
     2026.......           -          7.6           -                    7.6                 -                 7.6
                      --------   --------      --------             --------            --------          --------

     Total......      $2,279.9   $2,227.5      $1,119.5             $5,626.9            $1,213.8          $4,413.1
                      ========   ========      ========             ========            ========          ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

-------------

     (a) The allocation of the NOLs summarized above assumes the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. If the IRS disagrees with the tax position we plan to take with respect to the allocation of cancellation of indebtedness income, and their position prevails, $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

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

     The Company has adopted SFAS 123R in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $.1 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of June 30, 2006 and December 31, 2005 (dollars in millions):

                                                                                             June 30,         December 31,
                                                                                               2006               2005
                                                                                               ----               ----
3.50% convertible debentures............................................................      $330.0             $330.0
Secured credit agreement................................................................       478.3              524.6
Unamortized discount on convertible debentures..........................................        (2.8)              (3.1)
                                                                                              ------             ------

     Direct corporate obligations.......................................................      $805.5             $851.5
                                                                                              ======             ======

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). Related issuance costs of $7.9 million were recorded as deferred charges and will be amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them. The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's $800.0 million secured credit facility (the "Credit Facility"). The terms of the Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At June 30, 2006, unamortized issuance costs (classified as other assets) related to the Debentures were $6.6 million.

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

     In connection with the sale of the Debentures, the Company also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the initial purchasers. Pursuant to that agreement, the Company filed with the SEC a

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

shelf registration statement with respect to the resale of the Debentures and the sale of our shares of common stock issuable upon conversion of the Debentures which became effective on March 16, 2006.

     In August 2005, we entered into a $447.0 million secured credit agreement (the "Amended Credit Facility"). The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During the first six months of 2006, we made scheduled principal payments totaling $1.3 million on our Amended Credit Facility as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility. There were $5.0 million and $5.6 million of unamortized issuance costs (classified as other assets) related to our Amended Credit Facility at June 30, 2006 and December 31, 2005, respectively.

     Under the terms of the Amended Credit Facility, we are required to make minimum quarterly principal payments of $1.2 million, commencing June 30, 2007. The remaining unpaid principal balance is due on June 22, 2010. The amount outstanding under the Amended Credit Facility bears interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate on the Amended Credit Facility is equal to LIBOR plus 2 percent, compared to LIBOR plus 3.5 percent under the Credit Facility. The base rate on the Amended Credit Facility is equal to 1 percent (2.5 percent under the Credit Facility) plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. If the Company's senior secured long-term debt is rated at least Ba3 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. In March 2006, Moody's upgraded our senior secured debt rating to "Ba3" from "B2". At June 30, 2006, the interest rate on our Amended Credit Facility was 7.0 percent.

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

     The Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 25 percent at all times (such ratio was 15 percent at June 30, 2006); (ii) an interest coverage ratio greater than or equal to 2.00 to 1 for each rolling four quarters ending June 30, 2007, and 2.50 to 1 for each rolling four quarters thereafter (such ratio exceeded the minimum requirement for the four quarters ending June 30, 2006);
(iii) an aggregate risk-based capital ratio, as defined in the Amended Credit Facility, greater than or equal to 250 percent for each quarter (such ratio exceeded the minimum risk-based capital requirements at June 30, 2006); (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at June 30, 2006 exceeded such requirement); and (v) specified investment portfolio requirements (such investment portfolio requirements were met at June 30, 2006).

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at June 30, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Amended Credit Facility.

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $27.4 million and $10.0 million during the six months ended June 30, 2006 and 2005, respectively. Amounts amortized totaled $8.9 million and $2.4 million during the six months ended June 30, 2006 and 2005, respectively. The unamortized balance of deferred sales inducements at June 30, 2006 and December 31, 2005 was $88.6 million and $70.1 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $310.2 million and $320.7 million at June 30, 2006 and December 31, 2005, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pending Accounting Standards

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     Legal Proceedings

     The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the financial condition, operating results or cash flows of the Company. The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict. In the event of an adverse outcome in one or more of these matters, the ultimate liability may be in excess of the liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the resolution of pending or future litigation may involve modifications to the terms of outstanding insurance policies, which could adversely affect the future profitability of the related insurance policies.

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Old Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. On March 13, 2003, all of these cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $1.5 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint seeks unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. Trial is currently set to begin on or about October 24, 2006. The Company announced on August 1, 2006, that it has reached a tentative settlement of this case. Under the tentative settlement, inforce policyholders will have an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either reinstating their policies with enhanced benefits, or electing to receive cash. Finalizing the settlement will require court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and is subject to other conditions. We expect to implement the settlement with the inforce and certain former policyholders in the first quarter of 2007.

     As a result of the settlement, we recorded $157.0 million of costs (before income taxes) related to the tentative settlement in the three months ended June 30, 2006. In addition, we had previously recognized costs related to this litigation of $17.7 million in the three months ended March 31, 2006, and $18.3 million and $9.8 million in the years ended December 31, 2005 and 2004, respectively.

     The liability we have established related to the tentative settlement at June 30, 2006, includes our best estimate of: (i) the cost of the benefits to be provided to inforce policyholders; (ii) the value of the settlement fund for former policyholders; (iii) plaintiff attorney fees; (iv) the cost to settle other cases pending with respect to the cost of insurance litigation; and (v) other costs and professional fees required to implement the settlement. While we believe the liabilities we have established are adequate to cover these costs, our estimates are subject to significant judgment (including the form of policy benefit enhancement chosen by the inforce policyholders) and it is possible that our estimates will prove to be insufficient to cover our actual costs. In addition, the actual cost we incur is dependent on: (i) the release of no less than 1,000,000 shares of our common stock which were reserved for distribution pursuant to the bankruptcy plan of our Predecessor to satisfy the prepetition claims of the plaintiffs; and (ii) the value of such shares realized by the plaintiffs. In determining our estimate of the net costs related to the tentative settlement, these shares were valued based on the June 30, 2006 closing price of a share

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

of our common stock. The implementation of the tentative settlement would include enhanced benefits to the inforce insurance policies, which would eliminate the future estimated profits from these policies. We recognized income before income taxes on these policies of approximately $6.0 million in the six months ended June 30, 2006.

     Other cases that remain pending with respect to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime" include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Arlene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). Four putative nationwide and/or statewide class-action lawsuits filed in California state courts have been consolidated and are being coordinated in the Superior Court of San Francisco County under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc., Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case No. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, on February 11, 2005 Mr. Schwartz filed a purported nationwide class action captioned William Schwartz and Rebeca R. Frankel, Trustee of the Robert M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). On May 12, 2006 these two Schwartz cases were consolidated under both original case numbers. On May 24, 2005 a purported class action lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois, transferred to California and consolidated and coordinated with MDL 1610.

     Other non class action cases regarding these policies include a lawsuit filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves 724 plaintiffs all of who opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. Additionally, a lawsuit was filed on December 22, 2005 in Pennsylvania captioned Lisa M. Jordan v. Allen R. Shank and Conseco Life Insurance Company, Case No. 05-10204 (Court of Common Pleas, Chester County, Pennsylvania).

     We believe these cost of insurance lawsuits are without merit and intend to defend them vigorously. However, the ultimate outcome of these lawsuits cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     Agent Litigation

     In October 1997, an action was filed against Conseco Variable Insurance Company ("CVIC"), a former subsidiary of the Company, and general agent Glenn H. Guffey by nine South Carolina agents, who alleged that they had suffered losses as a result of defendants' breach of contract, fraud and misleading conduct relating to the sale of Flex II annuities. In the action, Molly Allen et al v. Great American Reserve Insurance Company, Glenn H. Guffey and American Home Assurance Company, Case Number 29C01-9709-CP751 in the Circuit Court of Hamilton County, Indiana, plaintiffs claim that Mr. Guffey told them that the annuities would have no initial administrative fees charged to the owner of the annuity (when in fact they did) and that as a result, they had been selling the annuities on that basis. Plaintiffs demanded unspecified compensatory and punitive damages, and allege that they have lost commissions and renewals and that their business reputations have been damaged as a result of Mr. Guffey's misrepresentations. They further contend that CVIC should be held liable as it negligently supervised Mr. Guffey and knew about his fraudulent conduct. Defendants were granted a Summary Judgment on February 9, 2000, but plaintiffs appealed the judgment, and the Indiana Supreme Court overturned it on April 2, 2002. Mr. Guffey has settled with plaintiffs, and the case against CVIC was set for a jury trial commencing July 31, 2006. However, plaintiffs filed a motion to add an additional count to the complaint and a motion for summary judgment on that new count. The court denied plaintiffs' motion for summary judgment, and plaintiffs are appealing that denial. As a result, the court continued the trial pending a ruling from the Indiana Court of Appeals. We retained liability for CVIC's involvement in this

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

litigation in connection with the sale of CVIC. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On October 8, 2003, a complaint was filed in the United States District Court for South Carolina, Greenville Division, Consolidated Insured Benefits, Inc. and Ronald F. English v. Conseco Medical Insurance Company, Cause No. 6:03-3211-20. Plaintiffs are a former Conseco Medical Insurance Company ("CMIC") field marketing organization and its president and chief executive officer, and they allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for fraud, negligent misrepresentation and breach of fiduciary duty. CMIC has filed a motion for summary judgment and a motion requesting that the case be moved to the U.S. District Court in Indianapolis. We anticipate a ruling on this motion by the end of the third quarter of 2006. The case is expected to be set for trial in 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     On September 1, 2004, a complaint was filed in the Court of Common Pleas, County of Beaufort, South Carolina, Civil Action 04-CP-07-1521, entitled Insured Products Marketing, Inc. and Donald Feldman v. Conseco Life Insurance Company, Conseco Senior Health Insurance Company, Conseco Health Insurance Company, Conseco Annuity Assurance Company and Conseco Marketing, LLC. The case was removed to the United States District Court for South Carolina, Beaufort Division, and renumbered Cause Number 9:04-22261-23. Plaintiffs are a former independent marketing organization and its principal who claim in the complaint that they were damaged by the allegedly wrongful termination for cause of their sales representative contracts by the Conseco defendants. Plaintiffs claim compensatory and punitive damages in an unnamed amount for unjust enrichment, wrongful termination, unfair trade practices, civil conspiracy, conversion, interference with a contractual relationship and breach of contract accompanied by a fraudulent act. Conseco has filed a counter claim for debt owed it by plaintiff Feldman in the amount of $197,000. The Conseco defendants intend to file a motion for summary judgment, and the case is set to go to trial October 23, 2006. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Other Litigation

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

     On September 26, 2005 a complaint was filed in the United States District Court for the Central District of California, Anthea Webb v. Bankers Life and Casualty Company, Cause No. CV05-6985 GAF. Plaintiff alleges breach of contract and breach of the covenant of good faith and fair dealing with respect to her long term care insurance policy. She seeks contractual damages in excess of $100,000, mental and emotional distress damages in the sum of $900,000, and punitive and exemplary damages in excess of $5,000,000. On May 12, 2006 Plaintiff filed a motion for partial summary judgment. On July 28, 2006 the court denied plaintiffs motion for partial summary judgment and continued the trial date to November 13, 2006. The ultimate outcome of this action cannot be predicted with certainty.

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding Friou P. Jones as a named Plaintiff and adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marking & Sales Practices Litig. A motion to dismiss the amended complaint was filed on July 28, 2006. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages along with declaratory and injunctive relief. Conseco caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned case number 04-784-D-M2. This case is now in the discovery stage, and the court has not yet set a hearing for plaintiff's class certification motion. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On March 22, 2006, the Company's subsidiary, CDOC, Inc. ("CDOC"), as the successor in interest to Statesman Insurance Company ("Statesman"), brought a complaint for declaratory judgment against Himco Waste-Away Services, Inc. ("Himco"). CDOC, Inc. v. Himco Waste-Away Services, Inc., Case No. 29C01-0603-PL-296 (Hamilton Circuit Court, Indiana). CDOC seeks a court declaration to determine the rights and obligations of CDOC and Himco under certain general liability contracts Himco allegedly procured from Statesman during the period 1969 through 1975. The coverage dispute arises out of a U.S. Environmental Protection Agency ("EPA") claim against Himco, for which Himco sought reimbursement of investigation and defense costs and indemnification of its settlement with the EPA pursuant to the Statesman policies in the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

sum of $1.6 million. CDOC's complaint alleges that Himco failed to comply with conditions precedent to coverage under the Statesman policies because, among other things, Himco's late notice to CDOC of the EPA's claim was not immediate, as required by the policies, but rather was unreasonably late, and Himco failed and refused to cooperate in good faith with CDOC. The complaint also alleges that Himco's failure to provide immediate notice and cooperate precludes Himco from seeking and receiving any insurance coverage under the Statesman policies. On May 3, 2006, Himco answered the complaint and filed a counterclaim seeking unspecified damages and alleging breach of contract, breach of the duty of good faith and fair dealing, as well as seeking declaratory relief. In addition they sought a change of venue to Elkhart County, Indiana. The matter is now in Elkhart Circuit Court, Case No. 20CO1-2606-PL-46. The ultimate outcome of this action cannot be predicted with certainty.

     Beneficial Standard Life Insurance Company, a predecessor company to Conseco Insurance Company, filed suit for declaratory judgment against J.C. Penney Life Insurance Company a/k/a Stonebridge Life Insurance Company ("Stonebridge") in a case captioned, Beneficial Standard Life Insurance Company
v. J.C. Penney Life Insurance Company and J.C. Penney Company, Inc., United States District Court for the Central District of California, Case no. CV-98-02792-SVW. This litigation arises from the 1967 sale of Beneficial Fire & Casualty ("BF&C") by Beneficial Standard Life Insurance Company to J.C. Penney Company, Inc. The subject of the case is whether Conseco Insurance Company must indemnify Stonebridge for losses and expenses incurred as a result of claims arising under presale BF&C insurance policies. Conseco Insurance Company filed suit in April 1998 seeking a judicial declaration that: (1) it is not generally obligated to indemnify Stonebridge under the terms of the agreement governing the 1967 sale; and (2) that it is not obligated to indemnify Stonebridge for losses or expenses incurred in connection with specific known claims. Penney counterclaimed for breach of contract and declaratory relief. The counterclaim did not specify the damages sought by Penney on the breach of contract claims. After a bench trial in 2002, certain rulings of the trial court were appealed to the United States Court of Appeals for the Ninth Circuit. In June 2005, the Ninth Circuit issued an opinion upholding a trial-court determination that the terms of the 1967 sale generally require Conseco Insurance Company to indemnify Stonebridge for net losses arising from pre-sale BF&C policies, but only after Stonebridge pursues and exhausts available reinsurance. The Ninth Circuit remanded the case to the trial court for further proceedings. The trial court had previously found against Stonebridge on its breach of contract claims, ruling that Stonebridge could not assert such claims until it pursued and exhausted available reinsurance. Stonebridge did not appeal that specific ruling. The remaining issue before the trial court is whether Conseco Insurance Company's indemnification obligation with respect to certain environmental claims asserted by the Port of Oakland is excused by Stonebridge's conduct in handling the claims. On July 25, 2006, a second action was filed in the Circuit Court of Hamilton County, Indiana, captioned Conseco Insurance Company v. Stonebridge Life Insurance Company and J.C. Penney Life Insurance Company, Case No. 29 C0 10607 MI 765. The subject of this second action is whether Conseco Insurance Company's indemnification obligation with respect to specific known claims is excused by Stonebridge's failure to pursue available reinsurance. Conseco Insurance Company alternatively seeks equitable relief requiring Stonebridge to take affirmative steps to preserve the availability of reinsurance on such claims. The ultimate outcomes of the actions cannot be predicted with certainty.

     On February 13, 2004, a declaratory judgment action, RLI Insurance Company
v. Conseco, Inc., et al 1:04-cv-00310-LJM-WTL, was filed in the United States District Court for the Southern District of Indiana by RLI Insurance Company ("RLI"), Conseco's fiduciary insurance carrier. RLI is asking the court to find that is has no liability under its policy for the claims made against Conseco in Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM. In this 2004 Declaratory Judgment action, RLI claims that releases provided to them pursuant to RLI's agreement to settle a prior case involving the Predecessor, RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana), absolved it of any further liability for claims by Conseco. The Company is pursuing recovery from RLI of the $10 million paid to settle the Russell matter, and has filed counterclaims for declaratory judgment and breach of contract. The court stayed this case until the Russell matter was resolved; however, the stay was lifted as of November 15, 2005. We believe that RLI's position is without merit because the previous release is not applicable to the Russell matter. Conseco has filed a motion for partial summary judgment on the issue of whether RLI was obligated to provide it a defense in the Russell case. The case is set to be tried commencing April 2, 2007. We plan to vigorously pursue all claims against RLI, but the ultimate outcome of the lawsuit cannot be predicted with certainty. We expect to ultimately recover from RLI a substantial portion of the amount we paid in settlement of the Russell matter.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other arbitrations and lawsuits, including purported class actions, related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services, LLC ("Conseco Services") related to the 1996-1999 director and officer loan programs are ongoing against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., James S. Adams, Maxwell E. Bublitz and David R. Decatur. The specific lawsuits now pending include: Hilbert v. Conseco, Case No. 03CH 15330 (Circuit Court, Cook County, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Conseco Services
v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Bublitz, Case No. 29D02-0404-CC-377 (Superior Court, Hamilton County, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services
v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Inc. v. Adams, et al., Case No. 04 L 012974 (Circuit Court, Cook County, Illinois); Conseco Services v. Decatur, Case No. 29D02-0404-CC-000379 (Superior Court, Hamilton County, Indiana); Conseco, Inc.
v. Murray, Case No. 1:05-cv-01580-JDT-TAB (Southern District, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit court, Cook County, Illinois). David Decatur filed for bankruptcy on May 12, 2004, Case No. 04-08772-JKC-11 (Southern District, Indiana). Maxwell E. Bublitz filed for bankruptcy on May 2, 2005, Case No. 05-08168-7 (Southern District, Indiana). In June 2006, the Company settled all outstanding claims with Mr. Bublitz. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). On July 17, 2006 a Chapter 7 Involuntary Bankruptcy Petition was filed by Conseco against James D. Massey, Case No. 06-03895-7 (Southern District, Indiana).

     On October 20, 2004, in Conseco Services v. Hilbert, Conseco Services was granted partial final summary judgment in the amount of $62.7 million plus interest. Mr. Hilbert has appealed that ruling. The Court of Appeals ruled in our favor on November 8, 2005. Mr. Hilbert subsequently filed a petition to transfer with the Indiana Supreme Court, which was denied on March 16, 2006. On July 14, 2006 Mr. Hilbert filed a Petition for Writ of Certiorari in the Supreme Court of the United States.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At June 30, 2006, we estimated that approximately $30.1 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $22.2 million will be paid to the former holders of our Predecessor's trust preferred securities.

     Regulatory Examinations and Fines

     Insurance companies face significant risks related to regulatory investigations and actions. Regulatory investigations generally result from matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, changing the way cost of insurance charges are calculated for certain life insurance products or recommending unsuitable products to customers. We are, in the ordinary course of our business, subject to various examinations, inquiries and information requests from state and other authorities. The ultimate outcome of these regulatory actions cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and we could suffer significant reputational harm as a result of these matters, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     In 2006, certain insurance subsidiaries (Conseco Insurance Company, Conseco Life Insurance Company, Washington National Insurance Company, Conseco Health Insurance Company and Conseco Senior Health Insurance Company) agreed to settle matters resulting from a market conduct examination by the Minnesota Commerce Department. A fine of $2.5 million was paid in April 2006.

     The terms of the settlement could result in additional benefits or options being offered to certain policyholders.

     Minnesota owners of equity-indexed annuities issued by Conseco Insurance Company purchased on or after January 1, 1998, will receive the opportunity to initiate a Conseco internal review and arbitration process to determine whether they adequately understood the renewal participation rate feature of their policy at the time the policy was originally sold. Policyholders who can prove they did not understand renewal participation rates at the time the policy was originally sold based on representations or omissions made by the Company or its agents may be provided relief in the form of adjusted participation rates. We have sent a separate notice to the approximately 2,000 affected policyholders and advised them of their options.

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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                ----------------------
                                                                                                2006              2005
                                                                                                ----              ----
Cash flows from operating activities:
   Net income...........................................................................     $  42.3            $ 169.9
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................       224.1              191.6
       Income taxes.....................................................................        25.7              102.9
       Insurance liabilities............................................................       158.8              199.7
       Accrual and amortization of investment income....................................        45.2               46.8
       Deferral of policy acquisition costs.............................................      (230.6)            (206.3)
       Net realized investment (gains) losses...........................................         6.8               (9.5)
       Net sales of trading securities..................................................        23.0              162.6
       Other............................................................................       175.9               (1.8)
                                                                                             -------            -------

         Net cash provided by operating activities......................................     $ 471.2            $ 655.9
                                                                                             =======            =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................        $7.8               $5.0
                                                                                                ====               ====

     At June 30, 2006 and December 31, 2005, restricted cash and cash equivalents consisted of: (i) $30.3 million and $33.3 million, respectively, held by a variable interest entity; and (ii) $8.9 million and $1.9 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at June 30, 2006, and the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

     o mortality, morbidity, usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

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

     o regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, such as the payment of dividends to us, regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; and

     o our ability to realize our deferred income tax assets by generating sufficient future taxable income during the period in which our temporary differences become deductible and before the carryforward periods expire.

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

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through independent marketing organizations that represent independent agents. This segment markets its products under the "Conseco" and "Washington National" (a wholly-owned insurance subsidiary of Conseco) brand names.

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

     CRITICAL ACCOUNTING POLICIES

     We have updated our critical accounting policy related to the value of policies inforce at the Effective Date and cost of policies produced to summarize our estimates of cumulative adjustments resulting from hypothetical revisions to certain

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

assumptions. In addition, we have added a critical accounting policy on the accounting for the marketing and quota-share agreements with Coventry Health Care ("Coventry"). These critical accounting policies are presented below.

     Refer to "Critical Accounting Policies" in Conseco's 2005 Annual Report on Form 10-K for information on our other accounting policies.

     Value of Policies Inforce at the Effective Date and Cost of Policies
     Produced

     In conjunction with the implementation of fresh start accounting, we eliminated the historical balances of Old Conseco's cost of policies purchased and cost of policies produced as of the Effective Date and replaced them with the value of policies inforce at the Effective Date.

     The value assigned to the right to receive future cash flows from policies existing at the Effective Date is referred to as the value of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the manner described below. We expect to amortize approximately 12 percent of the December 31, 2005 balance of value of policies inforce in 2006, 11 percent in 2007, 10 percent in 2008, 8 percent in 2009 and 8 percent in 2010.

     The cost of policies produced are those costs that vary with, and are primarily related to, producing new insurance business in the period after the Effective Date. These costs include commissions in excess of ultimate renewal commissions, printing costs, sales materials, underwriting and policy issuance expenses. The value of policies inforce and the cost of policies produced are collectively referred to as "insurance acquisition costs."

     Insurance acquisition costs are amortized to expense over the lives of the underlying policies in relation to future anticipated premiums or gross profits. The insurance acquisition costs for policies other than universal life and investment-type products are amortized with interest (using the projected investment earnings rate) over the estimated premium-paying period of the policies, in a manner which recognizes amortization expense in proportion to each year's premium income. Limited-payment policies are amortized over the contract period. The insurance acquisition costs for universal life and investment-type products are amortized with interest (using the interest rate credited to the underlying policy) in proportion to estimated gross profits. The interest, mortality, morbidity and persistency assumptions used to amortize insurance acquisition costs are consistent with those assumptions used to estimate liabilities for insurance products. For universal life and investment-type products, these assumptions are reviewed on a regular basis. When actual profits or our current best estimates of future profits are different from previous estimates, we adjust cumulative amortization of insurance acquisition costs to maintain amortization expense as a constant percentage of gross profits over the entire life of the policies.

     When lapses of our insurance products exceed levels assumed in determining the amortization of insurance intangibles, we adjust amortization to reflect the change in future premiums or estimated gross profits resulting from the unexpected lapses. We recognized additional amortization expense of $7.9 million during the first six months of 2006 as a result of higher than expected lapses of our Medicare supplement products. We believe the unexpected lapses were primarily related to premium rate increases. During the first six months of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the first six months of 2006 as a result of this change. During 2005, we conducted a review of our methodology for identifying and capitalizing deferred acquisition costs related to the traditional life block of business in our Bankers Life segment. Based on our review, we reduced the total cost capitalized in prior years by $1.1 million, which was reflected as an increase in amortization expense for the year ended December 31, 2005. During 2004, differences between actual and expected investment income caused us to change our assumptions used to estimate gross profits for universal life and investment-type products. The changes we made primarily relate to the timing of investment income and had the effect of lowering near term expected profits and increasing longer term profits based on a more precise modeling of the investment portfolio. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect these profits to emerge over time. The new assumptions resulted in a reduction to insurance amortization of approximately $4.6 million during 2004. There have been no other significant changes to assumptions used to amortize insurance acquisition costs during the first six months of 2006 or during 2005 and 2004. Revisions to assumptions in future periods could have a significant adverse or favorable effect on our results of operations and financial position.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We decreased amortization expense for such changes by $5.5 million and $.4 million in the first six months of 2006 and 2005, respectively. In addition, we increased (decreased) amortization expense for such changes by $(2.8) million, $13.4 million, $1.1 million and $(.4) million during the years ended December 31, 2005 and 2004, the four months ended December 31, 2003 and the eight months ended August 31, 2003, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income was an increase of $173.8 million at June 30, 2006.

     At June 30, 2006, the balance of insurance acquisition costs was $3.4 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

     The table presented below summarizes our estimates of cumulative adjustments to insurance acquisition costs resulting from hypothetical revisions to certain assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. We have assumed that revisions to assumptions resulting in the adjustments summarized below would occur equally among policy types, ages and durations within each product classification. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. In addition, the impact of actual adjustments would reflect the net effect of all changes in assumptions during the period.

                                                                     Estimated adjustment to
                                                                          income before
                                                                      income taxes based on
Change in assumptions(1)                                        revisions to certain assumptions
---------------------                                           --------------------------------
                                                                      (dollars in millions)
   Universal life-type products(2):
      5% increase to assumed mortality..................................    $(35.8)
      5% decrease to assumed mortality..................................      27.6
      15% increase to assumed expenses..................................      (8.9)
      15% decrease to assumed expenses..................................       7.9
      10 basis point decrease to assumed spread.........................      (7.6)
      10 basis point increase to assumed spread.........................       7.1

   Investment-type products:
      20% increase to assumed surrenders................................     $(8.7)
      20% decrease to assumed surrenders................................      10.3
      15% increase to assumed expenses..................................      (2.4)
      15% decrease to assumed expenses..................................       2.3
      10 basis point decrease to assumed spread.........................      (7.1)
      10 basis point increase to assumed spread.........................       6.6

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

--------

     (1) We have excluded the effect of reasonably likely changes in assumptions for policies other than universal life and investment-type products. Our estimates indicate such changes would not result in any portion of the $2.4 billion balance of unamortized insurance acquisition costs related to these policies being unrecoverable.

     (2) We have excluded the effect of reasonably likely changes in assumptions for universal life-type policy lapses. Our estimates indicate such changes would not have a significant effect on income before income taxes.

     Accounting for marketing and quota-share agreements with Coventry

     The Medicare Modernization Act provided for the introduction of a prescription drug benefit (Part D). In order to offer this product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2006 with 50 percent of net premiums and related policy benefits subject to a risk corridor. Our career and independent channels have enrolled approximately 150,000 members through June 30, 2006. The Part D program was effective January 1, 2006.

     The following describes how we account for and report these activities:

Our accounting for the national distribution agreement

     o We recognize distribution and licensing fee income from Coventry based upon negotiated percentages of collected premiums on the underlying Medicare Part D contracts.

     o We also pay commissions to our agents who sell the plans on behalf of Coventry. They are deferred and amortized over the remaining term of the initial enrollment period (the life of the policy).

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the income (loss) before income taxes recognized on this business (primarily in the Bankers Life segment) (dollars in millions):

                                                                        Three months ended         Six months ended
                                                                               June 30,                   June 30,
                                                                               2006                       2006
                                                                               ----                       ----
     Insurance policy income.............................................      $15.6(a)                   $39.8(a)
     Fee revenue and other...............................................        1.7                        2.9
                                                                               -----                      -----

       Total revenues....................................................       17.3                       42.7
                                                                               -----                      -----

     Insurance policy benefits...........................................       12.1                       36.3
     Amortization expense................................................        2.1                        4.0
     Other operating expense (primarily ceding
       commissions)......................................................        1.5                        2.8
                                                                               -----                      -----

       Total expense.....................................................       15.7                       43.1
                                                                               -----                      -----

       Income (loss) before income tax...................................      $ 1.6                      $ (.4)
                                                                               =====                      =====

-----------

     (a) Such amount for the three and six months ended June 30, 2006, includes $(3.9) million and $4.0 million, respectively, of risk-share premium adjustments.

     Pursuant to the Coventry Medicare Part D Plan, the insurance plan covers 75 percent of the policyholder's prescription drug costs up to $2,250; zero percent from $2,251 to $5,100; and 95 percent over $5,100. Given this benefit structure, we expect the loss recognized in the first six months of 2006 will be offset by income in the later periods based on our estimates of the full-year policyholder benefits expected to be incurred.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                         June 30,                        June 30,
                                                                  ---------------------          -----------------------
                                                                  2006              2005         2006               2005
                                                                  ----              ----         ----               ----
Income (loss) before net realized investment gains (losses), net of related amortization, and income taxes
   (a non-GAAP measure) (a):
    Bankers Life.............................................    $ 70.2           $ 68.4        $132.5             $127.2
    Conseco Insurance Group..................................     (92.3)            66.1         (50.4)             130.5
    Other Business in Run-off................................       4.4             21.4          28.4               42.9
    Corporate operations.....................................     (17.0)           (22.8)        (43.0)             (43.4)
                                                                 ------           ------        ------             ------

                                                                  (34.7)           133.1          67.5              257.2
                                                                 ------           ------        ------             ------
Net realized investment gains (losses), net of related
   amortization:
    Bankers Life.............................................       (.2)              .5           (.7)               2.4
    Conseco Insurance Group..................................      (1.0)             5.2          (4.6)               4.3
    Other Business in Run-off................................       1.0              2.4           4.0                4.5
    Corporate operations.....................................       -               (1.3)          -                 (1.3)
                                                                 ------           ------        ------             ------

                                                                    (.2)             6.8          (1.3)               9.9
                                                                 ------           ------        ------             ------
Income (loss) before income taxes:
    Bankers Life.............................................      70.0             68.9         131.8              129.6
    Conseco Insurance Group..................................     (93.3)            71.3         (55.0)             134.8
    Other Business in Run-off................................       5.4             23.8          32.4               47.4
    Corporate operations.....................................     (17.0)           (24.1)        (43.0)             (44.7)
                                                                 ------           ------        ------             ------

       Income (loss) before income taxes.....................    $(34.9)          $139.9        $ 66.2             $267.1
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

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force and direct response marketing, and through our Conseco Insurance Group segment, which utilizes professional independent producers. Our Other Business in Run-off segment consists of: (i) long-term care products sold in prior years through independent agents; (ii) small group and individual major medical business which we stopped renewing in 2001; and (iii) other group major medical business which we no longer market. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. Our results for the three months ended June 30, 2006 were significantly affected by $157.0 million of costs related to the tentative litigation settlement recognized by the Conseco Insurance Group segment. In addition, the earnings in the Other Business in Run-off segment reflected adverse development of prior period claim reserves and an increase in initial claims. Refer to the analysis which follows for more information.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                   Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                                 ----------------------            --------------------
                                                                 2006              2005            2006            2005
                                                                 ----              ----            ----            ----
Premium collections:
     Annuities................................................  $  238.3         $  238.6        $  471.7         $  460.3
     Supplemental health......................................     345.7            304.5           671.6            618.1
     Life.....................................................      68.2             55.7           134.8            104.3
                                                                --------         --------        --------         --------

       Total collections......................................  $  652.2         $  598.8        $1,278.1         $1,182.7
                                                                ========         ========        ========         ========

Average liabilities for insurance products:
       Annuities:
         Mortality based......................................  $  363.3         $  355.6        $  362.9         $  355.3
         Equity-indexed.......................................     464.5            310.0           438.9            305.5
         Deposit based........................................   4,403.5          4,041.3         4,375.8          3,982.0
       Health.................................................   3,301.5          3,029.0         3,269.1          2,996.2
       Life:
         Interest sensitive...................................     372.9            350.9           369.8            348.5
         Non-interest sensitive...............................     793.4            746.6           787.9            743.0
                                                                --------         --------        --------         --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.................  $9,699.1         $8,833.4        $9,604.4         $8,730.5
                                                                ========         ========        ========         ========

Revenues:
     Insurance policy income..................................  $  410.2         $  373.6        $  819.6         $  732.9
     Net investment income:
       General account invested assets........................     136.0            120.9           266.8            237.3
       Equity-indexed products based on the change in
         value of options.....................................      (4.5)             (.9)           (2.1)            (3.8)
       Trading account income related to policyholder
         and reinsurer accounts...............................      (6.2)             7.7           (14.0)             2.8
       Change in value of embedded derivatives related
         to modified coinsurance agreements...................       6.2             (7.7)           14.0             (2.8)
     Fee revenue and other income.............................       2.2              (.2)            3.7               .4
                                                                --------         --------        --------         --------

         Total revenues.......................................     543.9            493.4         1,088.0            966.8
                                                                --------         --------        --------         --------

Expenses:
     Insurance policy benefits................................     327.5            300.4           663.0            591.9
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than those listed below...............      43.1             41.1            85.2             80.2
       Equity-indexed products based on change in
         value of indices.....................................       (.8)             (.3)            1.7             (1.5)
     Amortization related to operations.......................      60.9             45.0           122.5             91.8
     Interest expense on investment borrowings................        .1               .8              .1              1.5
     Other operating costs and expenses.......................      42.9             38.0            83.0             75.7
                                                                --------         --------        --------         --------

         Total expenses.......................................     473.7            425.0           955.5            839.6
                                                                --------         --------        --------         --------

Income before net realized investment gains (losses),
   net of related amortization and income taxes...............      70.2             68.4           132.5            127.2
                                                                --------         --------        --------         --------

     Net realized investment gains (losses)...................       (.7)              .5            (1.7)             2.5
     Amortization related to net realized investment
       gains (losses).........................................        .5              -               1.0              (.1)
                                                                --------         --------        --------         --------

         Net realized investment gains (losses), net of related
           amortization.......................................       (.2)              .5             (.7)             2.4
                                                                --------         --------        --------         --------

Income before income taxes....................................  $   70.0         $   68.9        $  131.8         $  129.6
                                                                ========         ========        ========         ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------
                         (continued from previous page)

                                                                  Three months ended              Six months ended
                                                                         June 30,                      June 30,
                                                                  ----------------------         -------------------
                                                                  2006              2005         2006           2005
                                                                  ----              ----         ----           ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits............................      $267.0           $250.1        $544.2        $496.5
       Benefit ratio (a)....................................        80.7%            81.4%         81.4%         81.1%

     Medicare supplement:
       Insurance policy benefits............................      $110.7           $118.7        $224.3        $236.3
       Benefit ratio (a)....................................        67.4%            72.4%         67.6%         72.1%

     Long-term care:
       Insurance policy benefits............................      $142.3           $129.8        $280.3        $256.6
       Benefit ratio (a)....................................        96.2%            92.6%         96.3%         92.2%
       Interest-adjusted benefit ratio (b)..................        66.8%            64.3%         66.8%         64.1%

     Other:
       Insurance policy benefits............................       $14.0             $1.6         $39.6          $3.6
       Benefit ratio (a)....................................        75.9%            50.8%         86.9%         57.9%

----------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $43.4 million and $39.6 million in the three months ended June 30, 2006 and 2005, respectively, and $85.8 million and $78.2 million in the six months ended June 30, 2006 and 2005, respectively.

     Total premium collections were $652.2 million in the second quarter of 2006, up 8.9 percent from 2005 and were $1,278.1 million in the first six months of 2006, up 8.1 percent from 2005. Premium collections in the three and six months ended June 30, 2006 include $32.1 million and $38.1 million, respectively, of premiums collected pursuant to the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.7 billion in the second quarter of 2006, up 9.8 percent from 2005. Average liabilities for insurance products, net of reinsurance ceded were $9.6 billion in the first six months of 2006, up 10 percent from 2005. The increase in such liabilities was primarily due to increases in annuity reserves resulting from sales of these products in recent periods.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income in the three and six months ended June 30, 2006 includes $15.6 million and $39.8 million, respectively, of premium income from the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry". Such amount in the three and six months ended June 30, 2006 includes $(3.9) million and $4.0 million, respectively, of risk-share premiums due (to) from Coventry consistent with the obligations under our quota-share agreement, as if the periods represented an entire contract period. See "Premium Collections" for further analysis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $136.0 million in the second quarter of 2006, up 12 percent from 2005 and was $266.8 million in the first six months of 2006, up 12 percent from 2005. The average balance of general account invested assets was $9.5 billion and $8.5 billion in the second quarters of 2006 and 2005, respectively. The average yield on these assets was 5.7 percent in both the second quarters of 2006 and 2005. The average balance of general account invested assets was $9.4 billion and $8.4 billion in the first six months of 2006 and 2005, respectively. The average yield on these assets was 5.7 percent and 5.6 percent in the first six months of 2006 and 2005, respectively. The increase in general account invested assets is primarily due to sales of our annuity products in recent periods.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Investment losses related to equity-indexed products were $4.5 million and $.9 million in the second quarters of 2006 and 2005, respectively; and $2.1 million and $3.8 million in the first six months of 2006 and 2005, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

     Fee and other income increased to $2.2 million in the second quarter of 2006, compared to $(.2) million in the same period of 2005 and increased to $3.7 million in the first six months of 2006, compared to $.4 million in the same period of 2005. During the three and six months ended June 30, 2006, we recognized fee income of $1.7 million and $2.9 million, respectively, pursuant to the agreements described above under "Accounting for the marketing and quota-share agreement with Coventry".

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. The benefit ratio in the first half of 2006 reflected a $6.4 million claim reserve redundancy while the 2005 period reflected a $2.5 million claim reserve deficiency resulting from the development of our prior period reserve estimates. Excluding the benefit recognized from the prior period redundancy of our claim reserves, our benefit ratio would have been 69.5 percent in the first half of 2006, consistent with our expectations as a result of the premium rate increases implemented in recent periods.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

In the first quarter of 2005, we began introducing several new long-term care products to replace our previous lower-priced products. To date, these new products have been approved by the regulatory authorities in 49 states and the District of Columbia. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 96.2 percent and 92.6 percent in the second quarters of 2006 and 2005, respectively, and 96.3 percent and 92.2 percent in the first six months of 2006 and 2005, respectively. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 66.8 percent and 64.3 percent in the second quarters of 2006 and 2005, respectively, and 66.8 percent and 64.1 percent in the first six months of 2006 and 2005, respectively. We experienced higher than expected incurred claims in the second quarter of 2006.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. This rate increase process is proceeding according to plan and, to date, we have received approval for approximately 80 percent of the total dollar amount of our requested rate increases. The rate increases became effective for approximately 55 percent of the impacted inforce block through June 30, 2006. We expect the execution of our premium rate increases will continue for the next four quarters given the timing typically required to obtain regulatory approvals. These rate increases are generally consistent with the assumptions used to determine the value of policies inforce at the Effective Date and the value of our insurance liabilities.

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

     The loss ratio for other health products was affected by the experience on the Medicare Part D quota-share agreement described above under "Accounting for marketing and quota-share agreements with Coventry". During the three and six months ended June 30, 2006, we recognized insurance policy income of $15.6 million and $39.8 million, respectively, related to the Part D program. The benefit ratio on this business was 77.6 percent and 91.3 percent in the three and six months ended June 30, 2006, respectively, and is expected to decline throughout the year.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $43.1 million in the second quarter of 2006, up 4.9 percent from 2005 and were $85.2 million in the first six months of 2006, up 6.2 percent from 2005. The increase is primarily due to increases in annuity reserves (resulting from higher sales of these products). The weighted average crediting rates for these products were 3.6 percent and 3.7 percent in the second quarters of 2006 and 2005, respectively, and 3.6 percent and 3.7 percent in the first six months of 2006 and 2005, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $60.9 million and $45.0 million in the second quarters of 2006 and 2005, respectively, and $122.5 million and $91.8 million in the first six months of 2006 and 2005, respectively. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. However, during the first six months of 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

amortization expense of $7.9 million in the first six months of 2006 (of which $4.5 million was recognized in the second quarter of 2006). The lapses of our Medicare supplement products have been higher than our historical lapse experience. We believe such increases were partially related to the premium rate increases we implemented in recent periods and competition from companies offering Medicare Advantage products. We believe our lapse experience should improve in the third quarter of 2006, since the deadline for policyholders to enroll in the Medicare Advantage program for 2006 was June 30. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Other operating costs and expenses in our Bankers Life segment were $42.9 million in the second quarter of 2006, up 13 percent from 2005 and were $83.0 million in the first six months of 2006, up 9.6 percent from 2005. In the three and six months ended June 30, 2006, other operating costs and expenses include $3.6 million and $6.8 million, respectively, of expenses related to the distribution and quota-share reinsurance agreements with Coventry.

     Net realized investment gains (losses) fluctuate each period. During the six months ended June 30, 2006, net realized investment losses in this segment included $1.6 million of net losses from the sales of investments (primarily fixed maturities), and $.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the six months ended June 30, 2005, net realized investment gains in this segment included $2.5 million of net gains from the sales of investments (primarily fixed maturities). There were no writedowns in the first six months of 2005.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.5) million and nil in the second quarters of 2006 and 2005, respectively, and $(1.0) million and $.1 million in the first six months of 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                         June 30,                       June 30,
                                                                 ----------------------         ----------------------
                                                                 2006              2005         2006              2005
                                                                 ----              ----         ----              ----
Premium collections:
     Annuities..............................................   $    92.4        $    28.1    $   128.6         $    53.4
     Supplemental health....................................       153.3            166.0        312.9             340.6
     Life...................................................        78.3             83.0        162.4             172.7
                                                               ---------        ---------    ---------         ---------

       Total collections....................................   $   324.0        $   277.1    $   603.9         $   566.7
                                                               =========        =========    =========         =========

Average liabilities for insurance products:
     Annuities:
       Mortality based......................................   $   242.2        $   281.8    $   243.6         $   283.4
       Equity-indexed.......................................     1,293.9          1,357.0      1,301.8           1,378.0
       Deposit based........................................     3,185.4          3,500.3      3,238.7           3,541.5
       Separate accounts and investment trust liabilities...        29.4             30.5         29.7              31.2
     Health.................................................     2,380.4          2,374.3      2,380.7           2,374.5
     Life:
       Interest sensitive...................................     3,059.9          3,122.2      3,065.9           3,134.4
       Non-interest sensitive...............................     1,427.0          1,426.7      1,439.5           1,429.6
                                                               ---------        ---------    ---------         ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded.........................   $11,618.2        $12,092.8    $11,699.9         $12,172.6
                                                               =========        =========    =========         =========

Revenues:
   Insurance policy income..................................   $   247.4        $   265.1    $   503.8         $   542.0
   Net investment income:
     General account invested assets........................       175.9            179.0        350.7             356.7
     Equity-indexed products................................       (14.4)            (1.0)        (9.0)            (17.7)
     Trading account income related to policyholder
       and reinsurer accounts...............................        (1.7)             3.0         (2.2)             (2.4)
     Change in value of embedded derivatives related
       to modified coinsurance agreements...................         1.5             (2.7)         3.8              (1.0)
   Fee revenue and other income.............................         (.1)              .6           .3               1.1
                                                               ---------        ---------    ---------         ---------

       Total revenues.......................................       408.6            444.0        847.4             878.7
                                                               ---------        ---------    ---------         ---------

Expenses:
   Insurance policy benefits................................       180.2            200.8        376.1             405.5
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than those listed below........................        60.2             64.6        121.4             128.9
     Equity-indexed products................................        (1.9)             9.1          3.4              (4.8)
   Amortization related to operations.......................        36.7             37.1         92.2              80.7
   Interest expense on investment borrowings................          .3              2.2           .5               4.2
   Costs related to the tentative litigation
     settlement.............................................       157.0              2.7        165.8               3.0
   Other operating costs and expenses.......................        68.4             61.4        138.4             130.7
                                                               ---------        ---------    ---------         ---------

       Total expenses.......................................       500.9            377.9        897.8             748.2
                                                               ---------        ---------    ---------         ---------

Income (loss) before net realized investment gains (losses),
   net of related amortization, and income taxes............       (92.3)            66.1        (50.4)            130.5
                                                               ---------        ---------    ---------         ---------

   Net realized investment gains (losses)...................        (4.0)             6.3         (9.1)              3.8
   Amortization related to net realized investment
     gains (losses).........................................         3.0             (1.1)         4.5                .5
                                                               ---------        ---------    ---------         ---------

       Net realized investment gains (losses), net of related
         amortization.......................................        (1.0)             5.2         (4.6)              4.3
                                                               ---------        ---------    ---------         ---------

Income (loss) before income taxes...........................   $   (93.3)       $    71.3    $   (55.0)        $   134.8
                                                               =========        =========    =========         =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Six months ended
                                                                         June 30,                     June 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits...............................  $109.1           $116.9       $222.8              $232.0
       Benefit ratio (a).......................................    69.8%            69.9%        70.3%               67.8%

     Medicare supplement:
       Insurance policy benefits...............................   $36.5            $46.8        $77.8               $91.9
       Benefit ratio (a).......................................    56.9%            63.2%        58.7%               59.0%

     Specified disease:
       Insurance policy benefits...............................   $71.2            $66.5       $140.6              $134.5
       Benefit ratio (a).......................................    79.9%            74.0%        78.7%               74.7%
       Interest-adjusted benefit ratio (b).....................    48.2%            43.0%        47.1%               43.9%

     Other:
       Insurance policy benefits...............................    $1.4             $3.6         $4.4                $5.6
       Benefit ratio(a)........................................    47.0%           109.9%        74.5%               84.8%

-------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $28.2 million and $27.8 million in the three months ended June 30, 2006 and 2005, respectively, and $56.5 million and $55.5 million in the six months ended June 30, 2006 and 2005, respectively.

     Total premium collections were $324.0 million in the second quarter of 2006, up 17 percent from 2005 and were $603.9 million in the first six months of 2006, up 6.6 percent from 2005. This increase was primarily due to higher premium collections from our equity-indexed products partially offset by lower premiums collected from Medicare supplement products, due to lapses following rate increases in 2005 and 2006. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $11.6 billion in the second quarter of 2006, down 3.9 percent from 2005. Average liabilities for insurance products, net of reinsurance ceded were $11.7 billion in the first six months of 2006, down 3.9 percent from 2005. The decrease in such liabilities was due primarily to policyholder redemptions and lapses exceeding sales in this segment.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease is primarily due to lower premium income from Medicare supplement products, due to lapses following rate increases in 2005 and 2006. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $175.9 million in the second quarter of 2006, down 1.7 percent from 2005 and was $350.7 million in the first six months of 2006, down 1.7 percent from 2005. The average balance of general account invested assets was $11.8 billion

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

and $12.3 billion in the second quarters of 2006 and 2005, respectively. The average yield on these assets was 6.0 percent and 5.8 percent in the second quarters of 2006 and 2005, respectively. The average balance of general account invested assets was $11.8 billion and $12.3 billion in the first six months of 2006 and 2005, respectively. The average yield on these assets was 5.9 percent and 5.8 percent in the first six months of 2006 and 2005, respectively. This segment's investment income in the first six months of 2006 included the recognition in income of $5.2 million ($4.0 million in the second quarter of 2006) related to: (i) investments (which had a par value in excess of the cost basis) which were called or prepaid by the issuer; and (ii) income on defaulted investments. Investment income in the first six months of 2005 included the recognition in income of $9.0 million ($5.8 million in the second quarter of 2005) related to investments which were called or prepaid by the issuer. The increase in yield in the 2006 periods also reflects general increases in investment interest rates in recent periods.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment losses related to equity-indexed products were $11.8 million and $3.7 million in the second quarters of 2006 and 2005, respectively; and $2.6 million and $16.8 million in the six months ended June 30, 2006 and 2005, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account gains (losses) were $(2.6) million and $2.7 million in the second quarters of 2006 and 2005, respectively and were $(6.4) million and $(.9) million in the first six months of 2006 and 2005, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

     Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income. The benefit ratios on Conseco Insurance Group's Medicare supplement products in the 2006 and 2005 periods were impacted by an increase in policyholder lapses. The release of the policy benefit reserve related to the lapsed business contributed to the lower benefit ratios in the 2006 and 2005 periods. The benefit ratio in the first half of 2006 and 2005 reflected claim reserve redundancies of $5.6 million and $6.5 million, respectively, resulting from the favorable development of our prior period reserve estimates. We expect loss ratios on this block to increase for the remainder of 2006, consistent with our expectations for lower lapses. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The benefit ratio for the first half of 2006 was unfavorably affected by higher persistency of older policies which have higher benefit ratios than newer policies. In addition, the benefit ratio in the first half of 2006 reflects an increase in reported claims. We have reflected the new pattern of reported claims in the assumptions we use to estimate the reserves for claims that have occurred but have not yet been reported to the Company. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $60.2 million in the second quarter of 2006, down 6.8 percent from 2005 and were $121.4 million in the first six months of 2006, down 5.8 percent from 2005. The decrease was primarily due to a smaller block of annuity business inforce. The weighted average crediting rate for these products was 3.9 percent and 4.0 percent the first six months of 2006 and 2005, respectively.

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

     During the second quarter of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the second quarter of 2006 as a result of this change. During the first three months of 2006, we made certain adjustments to our assumptions of expected future profits for the annuity and universal life blocks of business in this segment related to investment returns, lapse rates, the cost of options underlying our equity-indexed products and other refinements. We recognized additional amortization expense of $12.4 million in the first quarter of 2006 due to these changes. This increase to amortization expense was offset by a reduction to insurance policy benefit expense of $11.5 million, to reflect the effect of the changes in these assumptions on the calculation of certain insurance liabilities, such as the liability to purchase future options underlying our equity-indexed products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Costs related to the tentative litigation settlement include legal fees and estimated amounts related to the tentative settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The settlement is subject to a court fairness hearing and other conditions. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Other operating costs and expenses were $68.4 million in the second quarter of 2006, up 11 percent from 2005 and were $138.4 million in the first six months of 2006, up 5.9 percent from 2005. Operating expenses in the second quarter of 2005 reflected reductions related to expense recoveries associated with the Predecessor's bankruptcy of $7.6 million.

     Net realized investment gains (losses) fluctuate each period. During the first six months of 2006, net realized investment losses included $5.8 million of net losses from the sales of investments (primarily fixed maturities), and $3.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the six months ended June 30, 2005, we recognized net realized investment gains of $3.8 million from the sales of investments (primarily fixed maturities). There were no writedowns in the first six months of 2005.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(3.0) million and $1.1 million in the second quarters of 2006 and 2005, respectively and $(4.5) million and $(.5) million in the six months ended June 30, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                         June 30,                       June 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Premium collections:
     Long-term care.........................................       $80.2           $87.7        $167.5             $180.0
     Major medical.........................................          2.2              .6           3.3                1.3
                                                                   ------          -----        ------             ------

          Total collections.................................       $82.4           $88.3        $170.8             $181.3
                                                                   =====           =====        ======             ======

Average liabilities for insurance products:
     Long-term care.........................................    $3,222.1        $3,311.9      $3,232.7           $3,303.6
     Major medical..........................................        29.3            46.3          29.5               48.4
                                                                --------        --------      --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded......................    $3,251.4        $3,358.2      $3,262.2           $3,352.0
                                                                ========        ========      ========           ========

Revenues:
     Insurance policy income................................    $   82.1        $   89.8      $  171.0           $  181.3
     Net investment income on general account invested
       assets...............................................        44.6            44.8          89.3               88.0
     Fee revenue and other income...........................          .1              .2            .2                 .3
                                                                --------        --------      --------           --------

         Total revenues.....................................       126.8           134.8         260.5              269.6
                                                                --------        --------      --------           --------

Expenses:
     Insurance policy benefits..............................        96.9            87.7         181.2              174.2
     Amortization related to operations.....................         3.5             4.8           7.0               10.6
     Other operating costs and expenses.....................        22.0            20.9          43.9               41.9
                                                                --------        --------      --------           --------

         Total expenses.....................................       122.4           113.4         232.1              226.7
                                                                --------        --------      --------           --------

         Income before net realized investment
           gains and income taxes...........................         4.4            21.4          28.4               42.9

     Net realized investment gains..........................         1.0             2.4           4.0                4.5
                                                                --------        --------      --------           --------

         Income before income taxes.........................    $    5.4        $   23.8      $   32.4           $   47.4
                                                                ========        ========      ========           ========

Health benefit ratios:
       Insurance policy benefits............................    $   96.9           $87.7        $181.2             $174.2
       Benefit ratio (a)....................................      118.0%           97.6%        105.9%              96.0%
       Interest-adjusted benefit ratio (b)..................       64.4%           48.6%         54.4%              48.4%

-----------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing such insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $44.0 million and $44.0 million in the three months ended June 30, 2006 and 2005, respectively and $88.2 million and $86.4 million in the six months ended June 30, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections were $82.4 million in the second quarter of 2006, down 6.7 percent from 2005 and were $170.8 million in the first six months of 2006, down 5.8 percent from 2005. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities of insurance products, net of reinsurance ceded were $3.3 billion in the second quarter of 2006, down 3.2 percent from 2005. Average liabilities of insurance products, net of reinsurance ceded were $3.3 billion in the first six months of 2006, down 2.7 percent from 2005.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $44.6 million and $44.8 million in the second quarters of 2006 and 2005, respectively, and was $89.3 million in the first six months of 2006, up 1.5 percent from 2005. The average balance of general account invested assets was $3.0 billion in both the second quarters of 2006 and 2005. The average yield on these assets was 5.9 percent and 6.0 percent in the second quarters of 2006 and 2005, respectively. The average balance of general account invested assets was approximately $3.0 billion in both the first six months of 2006 and 2005. The average yield on these assets was 5.9 percent in both the first six months of 2006 and 2005.

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

     Policyholders selecting option one or option two are entitled to receive a contingent non-forfeiture benefit if their policy subsequently lapses. In addition, policyholders may change their initial election any time up to 30 days prior to the anniversary date of their policies. We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005. We did not make any adjustments to the insurance liabilities when these elections were made.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The benefit ratio on our Other Business in Run-off segment was 118.0 percent and 97.6 percent in the second quarters of 2006 and 2005, respectively, and 105.9 percent and 96.0 percent in the first six months of 2006 and 2005, respectively. These ratios reflect the significantly higher level of incurred claims experienced in the second quarter of 2006 resulting from an increase in the number of new claims reported to the Company during the quarter and adverse development of prior period claim reserves. During the second quarter of 2006, we recognized additional expense of approximately $4 million related to an increase in new claims over our expectations and approximately $20 million for the adverse development of prior period reserves.

     During the second quarter of 2006, we recognized a non-recurring benefit of $9.4 million related to the release of certain other redundant reserve liabilities. During the first quarter of 2006, we upgraded the prior version of the valuation system used to determine reserves for the long-term care block of business in run-off. The new version includes enhancements to more precisely estimate insurance liabilities for policies with return of premium benefits. The effect of this refinement and certain other reserve adjustments resulted in decreases to our insurance liabilities of approximately $14 million in the first quarter of 2006.

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

     Other operating costs and expenses were $22.0 million in the second quarter of 2006, up 5.3 percent from the same period in 2005 and were $43.9 million in the first six months of 2006, up 4.8 percent from 2005. The increase primarily related to higher compensation expense in this segment in the 2006 periods.

     Net realized investment gains fluctuate each period. During the first six months of 2006, net realized investment gains included $4.1 million of net gains from the sales of investments (primarily fixed maturities), net of $.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the six months ended June 30, 2005, we recognized net realized investment gains in this segment of $4.5 million from the sales of investments (primarily fixed maturities). There were no such writedowns in the first six months of 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate Operations (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                     June 30,
                                                                    -------------------           -------------------
                                                                    2006           2005           2006           2005
                                                                    ----           ----           ----           ----
Corporate operations:
    Interest expense on corporate debt........................     $(12.0)        $(13.1)        $(24.4)       $(25.1)
    Net investment income ....................................         .8            3.3            1.8           3.8
    Fee revenue and other income..............................        2.2            3.3            4.9           6.3
    Net operating results of variable interest entity.........         .3            -              1.0           -
    Costs related to the tentative litigation settlement......        -             (2.6)          (8.9)         (2.9)
    Other operating costs and expenses........................       (8.3)         (13.7)         (17.4)        (25.5)
                                                                   ------         ------         ------        ------

      Loss before net realized investment losses and
        income taxes..........................................      (17.0)         (22.8)         (43.0)        (43.4)
    Net realized investment losses............................        -             (1.3)           -            (1.3)
                                                                   ------         ------         ------        ------

      Loss before income taxes................................     $(17.0)        $(24.1)        $(43.0)       $(44.7)
                                                                   ======         ======         ======        ======

     Interest expense on corporate debt was impacted by the issuance of the Debentures and our Amended Credit Facility in August 2005. Our average corporate debt outstanding was $831.0 million and $767.5 million during the first six months of 2006 and 2005, respectively. The average interest rate on our debt was
5.4 percent and 6.3 percent during the first six months of 2006 and 2005, respectively.

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

     Costs related to the tentative litigation settlement include legal and other costs incurred by the Corporate Operations segment to defend the non-insurance company allegations made in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The Company announced on August 1, 2006, that it has reached a tentative settlement of this case. Refer to the captions entitled: (i) "Costs related to the tentative litigation settlement" included in the results of operations section for the Conseco Insurance Group segment; and (ii) "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings" for further information related to this case.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

     In December 2004, the FASB issued SFAS 123R, which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In the three and six months ended June 30, 2006, we recognized compensation expense related to stock options totaling $1.5 million and $2.9 million, respectively. Refer to the note to our consolidated financial statements entitled "Stock-Based Compensation" for further discussion of our share-based payments.

     PREMIUM COLLECTIONS

     In accordance with GAAP, insurance policy income in our consolidated statement of operations consists of premiums earned for traditional insurance policies that have life contingencies or morbidity features. For annuity and universal life contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. We recognize revenues for these products over time in the form of investment income and surrender or other charges.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

       Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                                 ----------------------          --------------------
                                                                 2006              2005          2006            2005
                                                                 ----              ----          ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).............................    $ 65.7           $ 24.0       $  128.6       $   40.1
                                                                 ------           ------       --------       --------

     Other fixed (first-year)................................     171.6            213.7          341.2          417.9
     Other fixed (renewal)...................................       1.0               .9            1.9            2.3
                                                                 ------           ------       --------       --------
       Subtotal - other fixed annuities......................     172.6            214.6          343.1          420.2
                                                                 ------           ------       --------       --------

       Total annuities.......................................     238.3            238.6          471.7          460.3
                                                                 ------           ------       --------       --------

   Supplemental health:
     Medicare supplement (first-year)........................      24.5             17.6           49.3           35.3
     Medicare supplement (renewal)...........................     135.0            142.3          281.4          294.3
                                                                 ------           ------       --------       --------
       Subtotal - Medicare supplement........................     159.5            159.9          330.7          329.6
                                                                 ------           ------       --------       --------
     Long-term care (first-year).............................      13.1             17.1           27.3           34.2
     Long-term care (renewal)................................     138.4            124.4          269.9          248.1
                                                                 ------           ------       --------       --------
       Subtotal - long-term care.............................     151.5            141.5          297.2          282.3
                                                                 ------           ------       --------       --------
     Other health (first-year)...............................      32.2               .3           38.5             .5
     Other health (renewal)..................................       2.5              2.8            5.2            5.7
                                                                 ------           ------       --------       --------
       Subtotal - other health...............................      34.7              3.1           43.7            6.2
                                                                 ------           ------       --------       --------

       Total supplemental health.............................     345.7            304.5          671.6          618.1
                                                                 ------           ------       --------       --------

   Life insurance:
     First-year..............................................      29.0             23.8           55.2           39.1
     Renewal.................................................      39.2             31.9           79.6           65.2
                                                                 ------           ------       --------       --------

       Total life insurance..................................      68.2             55.7          134.8          104.3
                                                                 ------           ------       --------       --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products...................................      336.1            296.5          640.1          567.1
     Total renewal premium collections on
       insurance products....................................     316.1            302.3          638.0          615.6
                                                                 ------           ------       --------       --------

       Total collections on insurance products...............    $652.2           $598.8       $1,278.1       $1,182.7
                                                                 ======           ======       ========       ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections decreased .1 percent, to $238.3 million, in the second quarter of 2006, and increased 2.5 percent, to $471.7 million, in the first six months of 2006, as compared to the same periods in 2005. The increase in short-term interest rates since the first quarter of 2005 has resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive. Premium collections from our equity-indexed products were favorably impacted in 2006 by the introduction of new equity-indexed products in late 2005.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agents.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Collected premiums on Medicare supplement policies in the Bankers Life segment decreased .3 percent, to $159.5 million, in the second quarter of 2006, and increased .3 percent, to $330.7 million, in the first six months of 2006, as compared to the same periods in 2005. During the first six months of 2006, we experienced higher lapses than we anticipated. We believe the increase was partially due to the premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on Bankers Life's long-term care policies increased 7.1 percent, to $151.5 million, in the second quarter of 2006, and 5.3 percent, to $297.2 million, in the first six months of 2006, compared to the same periods in 2005 primarily due to higher premiums associated with the policies that were impacted by the rate increases which became effective in the second quarter of 2006.

     Other health products in the three and six months ended June 30, 2006 include $32.1 million and $38.1 million, respectively, of first-year premiums collected pursuant to the quota-share reinsurance agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry." The remaining collected premiums relate to other health products which we no longer actively market.

     Life products in this segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased 22 percent, to $68.2 million, in the second quarter of 2006, and 29 percent, to $134.8 million, in the first six months of 2006, compared to the same periods in 2005, due to an increased focus on life products, including the introduction in the first quarter of 2005 of a new single premium whole life product and increased advertising in our direct response marketing. The new single premium whole life products accounted for $11.8 million and $9.6 million of our collected premiums in the second quarters of 2006 and 2005, respectively, and $21.9 million and $11.1 million, in the first six months of 2006 and 2005, respectively. Graded benefit life products sold through our direct response marketing channel accounted for $20.4 million and $17.2 million of our total collected premiums in the second quarters of 2006 and 2005, respectively, and $42.4 million and $36.6 million, in the first six months of 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                  Three months ended             Six months ended
                                                                        June 30,                     June 30,
                                                                 ----------------------         --------------------
                                                                 2006              2005         2006            2005
                                                                 ----              ----         ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..............................   $ 77.2           $ 20.5        $ 97.9          $ 39.8
     Equity-indexed (renewal).................................      2.9              3.1           5.3             5.6
                                                                 ------           ------        ------          ------
       Subtotal - equity-indexed annuities....................     80.1             23.6         103.2            45.4
                                                                 ------           ------        ------          ------
     Other fixed (first-year).................................      9.8              1.2          20.7             2.1
     Other fixed (renewal)....................................      2.5              3.3           4.7             5.9
                                                                 ------           ------        ------          ------
       Subtotal - other fixed annuities.......................     12.3              4.5          25.4             8.0
                                                                 ------           ------        ------          ------

       Total annuities........................................     92.4             28.1         128.6            53.4
                                                                 ------           ------        ------          ------

   Supplemental health:
     Medicare supplement (first-year).........................      7.9              3.3          16.2             6.4
     Medicare supplement (renewal)............................     54.0             69.3         111.6           145.5
                                                                 ------           ------        ------          ------
       Subtotal - Medicare supplement.........................     61.9             72.6         127.8           151.9
                                                                 ------           ------        ------          ------
     Specified disease (first-year)...........................      7.0              7.9          14.2            16.0
     Specified disease (renewal)..............................     81.8             82.4         166.0           166.5
                                                                 ------           ------        ------          ------
       Subtotal - specified disease...........................     88.8             90.3         180.2           182.5
                                                                 ------           ------        ------          ------
     Other health (renewal)...................................      2.6              3.1           4.9             6.2
                                                                 ------           ------        ------          ------

       Total supplemental health..............................    153.3            166.0         312.9           340.6
                                                                 ------           ------        ------          ------

   Life insurance:
     First-year...............................................      1.7              2.1           3.4             4.9
     Renewal..................................................     76.6             80.9         159.0           167.8
                                                                 ------           ------        ------          ------

       Total life insurance...................................     78.3             83.0         162.4           172.7
                                                                 ------           ------        ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products....................................     103.6             35.0         152.4            69.2
     Total renewal premium collections on
       insurance products.....................................    220.4            242.1         451.5           497.5
                                                                 ------           ------        ------          ------

       Total collections on insurance products................   $324.0           $277.1        $603.9          $566.7
                                                                 ======           ======        ======          ======

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment increased 229 percent, to $92.4 million, in the second quarter of 2006, and 141 percent, to $128.6 million, in the first six months of 2006, compared to the same periods in 2005, due to increased sales efforts in this segment, expanded product offerings and attractive crediting rates on certain products.

     The accumulation value of equity-indexed annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for these products increased 239 percent, to $80.1 million, in the second quarter of 2006, and 127 percent, to $103.2 million, in the first six months of 2006, compared to the same periods in 2005 due to the recent introduction of several new products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products increased 173 percent, to $12.3 million, in the second quarter of 2006, and 218 percent to $25.4 million in the first six months of 2006, compared to the same periods in 2005, due to increased sales efforts as well as attractive crediting rates on certain products.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 15 percent, to $61.9 million, in the second quarter of 2006, and 16 percent to $127.8 million in the first six months of 2006, compared to the same periods in 2005. We have experienced higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products in the 2006 periods were slightly lower than the comparable periods in 2005.

     Premiums collected from other health products decreased 16 percent, to $2.6 million, in the second quarter of 2006, and 21 percent to $4.9 million in the first six months of 2006, compared to the same periods in 2005 because we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 5.7 percent, to $78.3 million, in the second quarter of 2006, and 6.0 percent to $162.4 million in the first six months of 2006, compared to the same periods in 2005.

Other Business in Run-off  (dollars in millions):

                                                                    Three months ended             Six months ended
                                                                          June 30,                     June 30,
                                                                    -------------------          --------------------
                                                                    2006           2005          2006            2005
                                                                    ----           ----          ----            ----
Premiums collected by product:

   Long-term care (renewal)....................................     $80.2          $87.7        $167.5          $180.0

   Major medical (renewal).....................................       2.2             .6           3.3             1.3
                                                                    -----          -----        ------          ------

     Total renewal premium collections on insurance products...     $82.4          $88.3        $170.8          $181.3
                                                                    =====          =====        ======          ======

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 8.6 percent, to $80.2 million, in the second quarter of 2006, and 6.9 percent to $167.5 million in the first six months of 2006, compared to the same periods in 2005. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2006 and December 31, 2005, primarily reflect: (i) our net income for the six months ended June 30, 2006; (ii) a reduction to our deferred income tax valuation allowance; and (iii) changes in the fair value of actively managed fixed maturity securities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2006, we decreased the carrying value of such investments by $869.4 million as a result of this fair value adjustment.

     Our capital structure as of June 30, 2006, and December 31, 2005, was as follows (dollars in millions):

                                                                              June 30,       December 31,
                                                                                2006             2005
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  805.5         $  851.5

    Shareholders' equity:
       Preferred stock.....................................................      667.8            667.8
       Common stock........................................................        1.5              1.5
       Additional paid-in capital..........................................    3,464.9          3,194.1
       Accumulated other comprehensive income (loss).......................     (445.6)            71.7
       Retained earnings...................................................      608.0            584.7
                                                                              --------         --------

          Total shareholders' equity.......................................    4,296.6          4,519.8
                                                                              --------         --------

          Total capital....................................................   $5,102.1         $5,371.3
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the three months ended June 30, 2006, and as of and for the year ended December 31, 2005:

                                                                                                June 30,      December 31,
                                                                                                  2006            2005
                                                                                                  ----            ----
Book value per common share...................................................................    $23.95          $25.42
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     26.89           24.95

Ratio of earnings to fixed charges............................................................     1.27x           2.03x

Ratio of earnings to fixed charges and preferred dividends....................................     1.13x           1.81x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       16%             16%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       15%             16%
   Corporate debt and preferred stock to total capital........................................       29%             28%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (loss) (a)..........................................................       27%             29%

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

     The Company announced on August 1, 2006, that it has reached a tentative settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The settlement is subject to a court fairness hearing and other conditions. Based on our estimates of the ultimate cash payments required to implement the tentative settlement, we believe there are adequate sources of liquidity to satisfy such requirements. Such estimates are subject to significant judgment, including the form of policy benefit enhancement chosen by the inforce policyholders. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings".

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Liquidity of the Holding Companies

     At June 30, 2006, Conseco Inc. and CDOC held unrestricted cash of $73.6 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made a $7.0 million capital contribution to our top tier insurance subsidiary in the first quarter of 2006.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the second quarter of 2006, our top tier insurance subsidiary paid dividends of $17.5 million to CDOC.

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

     During the first six months of 2006, we made principal payments totaling $46.3 million on our Amended Credit Facility, including a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility. Under the terms of the Amended Credit Facility, we are required to make minimum quarterly principal payments of $1.2 million commencing June 30, 2007. The remaining unpaid principal balance is due on June 22, 2010.

     The Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at June 30, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     INVESTMENTS

     At June 30, 2006, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $12,956.4       $39.5       $559.0     $12,436.9
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,485.3          .5         48.6       1,437.2
   States and political subdivisions...................................       757.4         1.3         32.6         726.1
   Debt securities issued by foreign governments.......................       138.5         1.0          2.9         136.6
   Structured securities ..............................................     6,143.2         1.5        255.1       5,889.6
Below-investment grade (primarily corporate securities)................     1,087.6        10.7         33.9       1,064.4
                                                                          ---------       -----       ------     ---------

   Total actively managed fixed maturities.............................   $22,568.4       $54.5       $932.1     $21,690.8
                                                                          =========       =====       ======     =========

Equity securities......................................................       $31.2        $2.6          $.4         $33.4
                                                                              =====        ====          ===         =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of June 30, 2006 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 5,892.1           27.2%
   Manufacturing........................................................................        2,525.2           11.6
   Bank and finance.....................................................................        2,215.5           10.2
   Services.............................................................................        1,648.2            7.6
   U.S. Government......................................................................        1,437.2            6.6
   Utilities............................................................................        1,435.8            6.6
   Communications.......................................................................        1,097.1            5.1
   Holding and other investment offices.................................................        1,008.8            4.7
   Agriculture, forestry and mining.....................................................          769.9            3.5
   States and political subdivisions....................................................          741.6            3.4
   Asset-backed securities..............................................................          619.8            2.9
   Retail and wholesale.................................................................          619.5            2.9
   Transportation.......................................................................          616.3            2.8
   Other................................................................................        1,063.8            4.9
                                                                                              ---------          -----

      Total actively managed fixed maturities...........................................      $21,690.8          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At June 30, 2006, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,087.6 million, or 4.8 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,064.4 million, or 98 percent of the amortized cost. The value of these securities varies based on the economic terms of the securities, structural considerations and the creditworthiness of the issuer of the securities.

     Below-investment grade fixed maturity securities with an amortized cost of $335.4 million and an estimated fair value of $333.6 million are securities held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities. At June 30, 2006, our total investment in the VIE was $36.8 million, and such investment was rated BBB.

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

     Net Realized Investment Gains (Losses)

     During the first six months of 2006, we recognized net realized investment losses of $6.8 million, which were comprised of $3.3 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $3.1 billion, and $3.5 million of writedowns of investments for other than temporary declines in fair value. During the six months ended June 30, 2005, we recognized net realized investment gains of $9.5 million, which were comprised of $10.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $7.4 billion, net of $1.3 million of writedowns of other invested assets resulting from a decline in the fair value of an investment that we concluded was other than temporary. At June 30, 2006, investments in default as to the payment of principal or interest had an aggregate amortized cost of $25.7 million and a carrying value of $26.4 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     During the six months ended June 30, 2006, we sold $1.6 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $48.6 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality;
(v) identification of a superior investment alternative; or (vi) changes in expected liability cash flows.

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

     During the first six months of 2006, we recorded writedowns of fixed maturity securities and other invested assets totaling $3.5 million as a result of analysis that led us to conclude that the declines in the values of these investments were other than temporary.

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2006, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                                cost          value
                                                                                             ---------      ---------
Due in one year or less...................................................................   $   188.3      $   187.0
Due after one year through five years.....................................................     2,286.8        2,226.2
Due after five years through ten years....................................................     5,629.4        5,397.5
Due after ten years.......................................................................     6,701.5        6,318.3
                                                                                             ---------      ---------

   Subtotal...............................................................................    14,806.0       14,129.0

Structured securities.....................................................................     6,075.8        5,820.7
                                                                                             ---------      ---------

   Total..................................................................................   $20,881.8      $19,949.7
                                                                                             =========      =========

     At June 30, 2006, we held no investments in our fixed maturity portfolio which were rated below-investment grade and had unrealized loss positions exceeding 20 percent of the cost basis.

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

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2006 (dollars in millions):

                                           Less than 12 months      12 months or greater              Total
                                      -------------------------  ------------------------- -------------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......  $   698.7     $ (23.8)    $  731.2      $ (24.8)     $ 1,429.9      $ (48.6)

     States and political subdivisions.      594.2       (27.1)        71.1         (5.7)         665.3        (32.8)

     Debt securities issued by
        foreign governments............       98.9        (3.1)          .2          -             99.1         (3.1)

     Corporate securities..............   10,516.8      (506.4)     1,418.2        (86.1)      11,935.0       (592.5)

     Structured securities.............    5,327.2      (225.2)       493.5        (29.9)       5,820.7       (255.1)
                                         ---------     -------     --------      -------      ---------      -------

     Total actively managed
        fixed maturities...............  $17,235.8     $(785.6)    $2,714.2      $(146.5)     $19,950.0      $(932.1)
                                         =========     =======     ========      =======      =========      =======

     Equity securities.................        $.4        $(.1)        $5.6         $(.3)          $6.0         $(.4)
                                               ===        ====         ====         ====           ====         ====

     Based on management's current assessment of investments with unrealized losses at June 30, 2006, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Structured Securities

     At June 30, 2006, fixed maturity investments included $5.9 billion of structured securities (or 27 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yield recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying mortgages prepay faster than expected. The yield recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount, because the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at June 30, 2006 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  213.3      $  213.2    $  202.6
4 percent - 5 percent...............................................................    1,385.4       1,342.1     1,278.7
5 percent - 6 percent...............................................................    3,966.6       3,916.5     3,750.8
6 percent - 7 percent...............................................................      483.7         497.5       485.6
7 percent - 8 percent...............................................................      154.6         159.7       157.2
8 percent and above.................................................................       15.9          16.7        17.2
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $6,219.5      $6,145.7    $5,892.1
                                                                                       ========      ========    ========

-------------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $2.5 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at June 30, 2006, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                               ---------------------
                                                                                                             Percent
                                                                              Amortized                     of fixed
Type                                                                            cost           Amount      maturities
----                                                                            ----           ------      ----------
Pass-throughs and sequential and targeted amortization classes............    $3,606.3        $3,457.0            16%
Planned amortization classes and accretion-directed bonds.................     1,017.0           975.5             4
Commercial mortgage-backed securities.....................................     1,517.7         1,455.1             7
Other.....................................................................         4.7             4.5             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $6,145.7        $5,892.1            27%
                                                                              ========        ========            ==

-------------
(a) Includes below-investment grade structured securities with both an amortized cost and estimated fair value of $2.5 million.


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

     Mortgage Loans

     At June 30, 2006, the mortgage loan balance was primarily comprised of commercial loans. Substantially less than one percent of the mortgage loan balance was noncurrent at June 30, 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At June 30, 2006, our total investment in Fall Creek was $36.8 million. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                            June 30,
                                                                              2006
                                                                            --------
       Assets:
          Actively managed fixed maturities............................      $306.3
          Cash and cash equivalents - restricted.......................        30.3
          Accrued investment income....................................         2.0
          Income tax assets............................................          .4
          Other assets.................................................         7.6
                                                                             ------

              Total assets.............................................      $346.6
                                                                             ======

       Liabilities:
          Other liabilities............................................      $  9.1
          Investment borrowings........................................       338.2
                                                                             ------

              Total liabilities........................................       347.3
                                                                             ------

       Equity:
          Accumulated other comprehensive loss.........................        (1.2)
          Retained earnings............................................          .5
                                                                             ------

              Total equity (deficit)...................................         (.7)
                                                                             ------

              Total liabilities and equity.............................      $346.6
                                                                             ======

                                                                       Three months ended         Six months ended
                                                                            June 30,                  June 30,
                                                                              2006                      2006
                                                                       ------------------         -----------------
       Revenues:
          Net investment income - deposit accounts.....................      $5.4                      $9.9
          Net realized investment losses...............................       -                         -
          Fee revenue and other income.................................       (.1)                      (.1)
                                                                             ----                      ----

              Total revenues...........................................       5.3                       9.8
                                                                             ----                      ----

       Expenses:
          Interest expense.............................................       4.7                       8.5
          Other operating expenses.....................................        .5                        .5
                                                                             ----                       ---

              Total expenses...........................................       5.2                       9.0
                                                                             ----                      ----

              Income before income taxes...............................      $ .1                      $ .8
                                                                             ====                      ====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the first six months of 2006 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Interim Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Interim Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions. During the first six months of 2006, we implemented new actuarial valuation systems for our long-term care products in our Other Business in Run-off segment and our traditional life products in our Bankers Life segment. In addition, we implemented a new mortgage loan processing system. We expect to implement additional system conversions in the future. We believe that the new systems will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     Other than the changes described above, no significant changes in Conseco's internal controls over financial reporting have occurred during the six months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 1A. RISK FACTORS.

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's 2005 Annual Report on Form 10-K for further discussion of such risk factors. There have been no material changes in the first six months of 2006 to such risks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on May 23, 2006, the shareholders re-elected seven directors to serve terms expiring at next year's annual meeting. The results of the voting were as follows (there were no broker non-votes):

                                                             For                    Withheld
                                                             ---                    --------
       Debra J. Perry................................     134,142,552                4,974,461
       Philip R. Roberts.............................     134,141,350                4,975,663
       Michael T. Tokarz.............................     120,830,958               18,286,055
       R. Glenn Hilliard.............................     128,532,642               10,584,371
       Michael S. Shannon............................     125,469,741               13,647,272
       Neal C. Schneider.............................     134,140,661                4,976,352
       John G. Turner................................     125,464,475               13,652,538

     At the annual meeting, the shareholders also approved the following proposal:

                                                             For          Against        Abstentions
                                                             ---          -------        -----------
       To ratify the appointment of
          PricewaterhouseCoopers LLP
          as the Company's independent
          registered public accounting
          firm for 2006..............................     138,967,199     110,716         39,098

ITEM 5.  OTHER INFORMATION.

     On August 2, 2006, the Company adopted the Conseco Deferred Compensation Plan. The plan will provide participants with an opportunity to defer up to 75 percent of their base salary and up to 100 percent of their bonus compensation. Participants will be able to elect one or more accounts, known as measurement funds, into which their deferrals will be made. The plan will become effective for deferrals of compensation otherwise payable in 2007 and subsequent years. Participation in the plan will be limited to those officers or other employees with compensation in excess of $100,000. Non-employee directors will not be eligible to participate in the plan. The Company does not intend at this time to make any matching or supplemental contributions to the plan.

     On August 2, 2006, the Conseco Board of Directors set the compensation of non-employee directors for the year. The amount of compensation paid was unchanged from the prior year. All non-employee directors (other than the Chairman) received Conseco common stock valued at $70,000 based on the closing sales price on the date of the award (August 2). As a result, those non-employee directors (Debra Perry, Philip Roberts, Neal Schneider, Michael Shannon, Michael Tokarz and John Turner) received 3,035 shares of Conseco common stock on August
2. Under the terms of his arrangement with the Company, the Chairman of the Board (Glenn Hilliard) receives compensation equal to 150 percent of the fees paid to non-employee directors. Accordingly, Mr. Hilliard received 4,553 shares of Conseco common stock on August 2. In addition to the stock awards described above, the non-employee directors other than the Chairman will continue to receive fees of $70,000 per year payable in cash on a quarterly basis and Mr. Hilliard will continue to receive fees of $105,000 payable in cash on a quarterly basis. Committee chairs will continue to receive $20,000 per year payable in cash on a quarterly basis, with the chair of the Audit and Enterprise Risk Committee continuing to receive an additional $10,000 (for a total of $30,000 for chairing that committee). All members of the Audit and Enterprise Risk Committee (including its chair) will continue to receive an additional $15,000 for serving on that committee.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 6. EXHIBITS.

         10.9     Agreement dated May 3, 2006 between Conseco, Inc. and William
                  S. Kirsch, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed May 5, 2006.

         10.10.1 Amendment to Employment Agreement dated June 13, 2006 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.10.1 of our Current Report on Form 8-K filed June 19, 2006.

         10.21 Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

         10.22 Form of performance unit award agreement under the Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

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




                                           CONSECO, INC.



Dated:  August 8, 2006                     By:  /s/ Eugene M. Bullis
                                                --------------------
                                                Eugene M. Bullis
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (authorized officer and
                                                  principal financial officer)