Form 10-Q
period 2006-09-30
CONSECO INC
filed 2006-11-07
CIK 1224608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



     Shares of common stock outstanding as of October 30, 2006: 151,939,337

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005.............................    3
            Consolidated Statement of Operations for the three and nine months ended
              September 30, 2006 and 2005.........................................................................    5
            Consolidated Statement of Shareholders' Equity for the nine months ended
              September 30, 2006 and 2005.........................................................................    6
            Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005............    7
            Notes to Consolidated Financial Statements............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   34
            Overview .............................................................................................   35
            Critical Accounting Policies .........................................................................   35
            Results of Operations.................................................................................   40
            Premium Collections...................................................................................   56
            Liquidity and Capital Resources.......................................................................   61
            Investments...........................................................................................   66
            Investment in Variable Interest Entity................................................................   72
            New Accounting Standards .............................................................................   73

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   73

Item 4.     Controls and Procedures...............................................................................   73

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ....................................................................................   73

Item 1A.    Risk Factors..........................................................................................   74

Item 6.     Exhibits .............................................................................................   74


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                            September 30,        December 31,
                                                                                                2006               2005
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     September 30, 2006 - $22,818.8; December 31, 2005 - $22,380.2).......................    $22,662.4         $22,494.2
   Equity securities at fair value (cost: September 30, 2006 - $23.7;
     December 31, 2005 - $25.6)...........................................................         26.7              27.1
   Mortgage loans.........................................................................      1,480.8           1,264.2
   Policy loans...........................................................................        415.0             429.8
   Trading securities.....................................................................        680.9             716.3
   Other invested assets .................................................................        101.8             109.6
                                                                                              ---------         ---------

       Total investments..................................................................     25,367.6          25,041.2

Cash and cash equivalents:
   Unrestricted...........................................................................        236.7             237.8
   Restricted.............................................................................         14.9              35.2
Accrued investment income.................................................................        342.2             315.4
Value of policies inforce at the Effective Date...........................................      2,239.8           2,414.0
Cost of policies produced.................................................................      1,025.8             758.8
Reinsurance receivables...................................................................        855.6             887.5
Income tax assets, net....................................................................      1,785.1           1,496.6
Assets held in separate accounts..........................................................         28.9              29.8
Other assets..............................................................................        409.6             341.0
                                                                                              ---------         ---------

       Total assets.......................................................................    $32,306.2         $31,557.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             September 30,       December 31,
                                                                                                 2006              2005
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $12,894.2       $12,686.8
     Traditional products...................................................................     11,981.0        11,872.2
     Claims payable and other policyholder funds............................................        796.7           842.1
     Liabilities related to separate accounts...............................................         28.9            29.8
   Other liabilities........................................................................        706.4           440.0
   Investment borrowings....................................................................        380.7           315.1
   Notes payable - direct corporate obligations.............................................        805.6           851.5
                                                                                                ---------       ---------

         Total liabilities..................................................................     27,593.5        27,037.5
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2006 - 151,923,582;
     December 31, 2005 - 151,513,434).......................................................          1.5             1.5
   Additional paid-in capital...............................................................      3,468.3         3,194.1
   Accumulated other comprehensive income (loss)............................................        (71.8)           71.7
   Retained earnings........................................................................        646.9           584.7
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      4,712.7         4,519.8
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $32,306.2       $31,557.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                               Three months ended                  Nine months ended
                                                                  September 30,                      September 30,
                                                           -------------------------            -----------------------
                                                            2006               2005             2006               2005
                                                            ----               ----             ----               ----
Revenues:
   Insurance policy income........................       $  748.5           $  745.7          $2,242.9           $2,201.9
   Net investment income (loss):
     General account assets.......................          360.6              356.9           1,069.2            1,042.7
     Policyholder and reinsurer accounts..........           26.2                5.4              26.6              (19.5)
   Net realized investment gains (losses).........          (21.8)              (6.4)            (28.6)               3.1
   Fee revenue and other income...................            4.8               11.9              14.0               20.0
                                                         --------           --------          --------           --------

       Total revenues.............................        1,118.3            1,113.5           3,324.1            3,248.2
                                                         --------           --------          --------           --------

Benefits and expenses:
   Insurance policy benefits......................          772.6              725.2           2,204.6            2,099.6
   Interest expense...............................           17.8               12.9              51.3               43.7
   Amortization...................................          104.2              105.0             320.4              287.7
   Loss on extinguishment of debt.................            -                  3.7               -                  3.7
   Costs related to the tentative litigation
     settlement...................................            -                  2.5             174.7                8.4
   Other operating costs and expenses.............          147.0              142.8             430.2              416.6
                                                         --------           --------          --------           --------

       Total benefits and expenses................        1,041.6              992.1           3,181.2            2,859.7
                                                         --------           --------          --------           --------

       Income before income taxes.................           76.7              121.4             142.9              388.5

Income tax expense on period income...............           28.3               43.5              52.2              140.7
                                                         --------           --------          --------           --------

       Net income.................................           48.4               77.9              90.7              247.8

Preferred stock dividends.........................            9.5                9.5              28.5               28.5
                                                         --------           --------          --------           --------

       Net income applicable to
         common stock.............................       $   38.9           $   68.4          $   62.2           $  219.3
                                                         ========           ========          ========           ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding..........    151,663,000        151,114,000        151,566,000       151,077,000
                                                      ===========        ===========        ===========       ===========

     Net income...................................           $.26               $.45              $.41              $1.45
                                                             ====               ====              ====              =====

   Diluted:
     Weighted average shares outstanding..........    152,529,000        185,178,000        152,547,000       185,648,000
                                                      ===========        ===========        ===========       ===========

     Net income...................................           $.26               $.42              $.41              $1.33
                                                             ====               ====              ====              =====


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, January 1, 2006.............................    $4,519.8     $667.8      $3,195.6           $ 71.7        $584.7

   Comprehensive loss, net of tax:
     Net income......................................        90.7        -             -                -            90.7
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $80.5).............................      (143.5)       -             -             (143.5)          -
                                                         --------

         Total comprehensive loss....................       (52.8)

     Reduction of deferred income tax valuation
       allowance.....................................       260.0        -           260.0              -             -
     Stock option and restricted stock plans.........        12.1        -            12.1              -             -
     Reduction of tax liabilities related to various
       contingencies recognized at the fresh-start
       date..........................................         2.1        -             2.1              -             -
     Dividends on preferred stock....................       (28.5)       -             -                -           (28.5)
                                                         --------     ------      --------           ------        ------

Balance, September 30, 2006..........................    $4,712.7     $667.8      $3,469.8           $(71.8)       $646.9
                                                         ========     ======      ========           ======        ======


Balance, January 1, 2005.............................    $3,902.2     $667.8      $2,599.3           $337.3        $297.8

   Comprehensive income, net of tax:
     Net income......................................       247.8        -             -                -           247.8
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $96.4).............................      (174.6)       -             -             (174.6)          -
                                                         --------

         Total comprehensive income..................        73.2

     Stock option and restricted stock plans.........         7.3        -             7.3              -             -
     Dividends on preferred stock....................       (28.5)       -             -                -           (28.5)
                                                         --------     ------      --------           ------        ------

Balance, September 30, 2005..........................    $3,954.2     $667.8      $2,606.6           $162.7        $517.1
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Nine months ended
                                                                                                       September 30,
                                                                                                 ----------------------
                                                                                                 2006              2005
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $ 1,975.4         $  1,924.3
   Net investment income.................................................................      1,109.7            1,079.0
   Fee revenue and other income..........................................................         14.0               20.0
   Net sales of trading securities.......................................................         28.3              161.1
   Insurance policy benefits.............................................................     (1,662.1)          (1,540.8)
   Interest expense......................................................................        (45.1)             (33.5)
   Policy acquisition costs..............................................................       (367.6)            (305.3)
   Other operating costs.................................................................       (395.7)            (422.8)
   Loss on extinguishment of debt........................................................          -                  (.3)
   Taxes.................................................................................          1.8               27.4
                                                                                             ---------         ----------

       Net cash provided by operating activities.........................................        658.7              909.1
                                                                                             ---------         ----------

Cash flows from investing activities:
   Sales of investments..................................................................      4,082.8            9,526.5
   Maturities and redemptions of investments.............................................        840.5            1,080.8
   Purchases of investments..............................................................     (5,623.8)         (11,503.0)
   Change in restricted cash.............................................................         20.3                3.5
   Other.................................................................................         (2.6)             (24.4)
                                                                                             ---------         ----------

       Net cash used by investing activities ............................................       (682.8)            (916.6)
                                                                                             ---------         ----------

Cash flows from financing activities:
   Issuance of notes payable, net........................................................          -                773.7
   Issuance of common stock..............................................................          1.0                 .2
   Payments on notes payable.............................................................        (46.3)            (769.1)
   Amounts received for deposit products.................................................      1,547.2            1,233.3
   Withdrawals from deposit products.....................................................     (1,516.0)          (1,369.1)
   Investment borrowings.................................................................         65.6             (420.6)
   Dividends paid on preferred stock.....................................................        (28.5)             (28.5)
                                                                                             ---------         ----------

       Net cash (used) provided by financing activities..................................         23.0             (580.1)
                                                                                             ---------         ----------

       Net decrease in cash and cash equivalents.........................................         (1.1)            (587.6)

Cash and cash equivalents, beginning of period...........................................        237.8              776.6
                                                                                             ---------         ----------

Cash and cash equivalents, end of period.................................................    $   236.7         $    189.0
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

     Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $680.9 million and $716.3 million at September 30, 2006 and December 31, 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Accumulated other comprehensive income (loss) is comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of September 30, 2006 and December 31, 2005, were as follows (dollars in millions):

                                                                                       September 30,     December 31,
                                                                                           2006              2005
                                                                                           ----              ----
Net unrealized appreciation (depreciation) on investments.............................    $(148.6)          $120.9
Adjustment to value of policies inforce at the Effective Date.........................       24.6             (9.2)
Adjustment to cost of policies produced...............................................       11.4              (.3)
Deferred income tax asset (liability).................................................       40.8            (39.7)
                                                                                          -------           ------

     Accumulated other comprehensive income (loss)....................................    $ (71.8)          $ 71.7
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                   Three months ended              Nine months ended
                                                                      September 30,                  September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Net income..................................................      $48.4            $77.9        $ 90.7            $247.8
Preferred stock dividends...................................       (9.5)            (9.5)        (28.5)            (28.5)
                                                                  -----            -----        ------            ------

     Net income applicable to common stock
       for basic earnings per share.........................       38.9             68.4          62.2             219.3

Effect of dilutive securities:
   Preferred stock dividends................................        -                9.5           -                28.5
                                                                  -----            -----        ------            ------

     Net income applicable to common stock and
       assumed conversions for diluted earnings per share...      $38.9            $77.9        $ 62.2            $247.8
                                                                  =====            =====        ======            ======

Shares:
   Weighted average shares outstanding
     for basic earnings per share...........................    151,663          151,114       151,566          151,077

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock........        -             33,015          -              33,706
     Stock option and restricted stock plans................        866            1,049           981              865
                                                                -------          -------       -------          -------

     Dilutive potential common shares.......................        866           34,064           981           34,571
                                                                -------          -------       -------          -------

   Weighted average shares outstanding for diluted earnings
     per share..............................................    152,529          185,178       152,547          185,648
                                                                =======          =======       =======          =======

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three and nine months ended September 30, 2006, because doing so would have been antidilutive in such periods.

                                                                                 Three months          Nine months
                                                                                     ended                ended
                                                                              September 30, 2006   September 30, 2006
                                                                              ------------------   ------------------
                                                                                       (shares in thousands)
       Equivalent common shares that were antidilutive during the period:
         Class B mandatorily convertible preferred stock........................      32,565             31,515
                                                                                      ======             ======

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. As of September 30, 2006, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share for the three or nine months ended September 30, 2006.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect compensation cost determined under the fair value method. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. During the first nine months of 2006, we did not capitalize any stock-based compensation expense as cost of policies produced or any other asset category.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A summary of the Company's stock option activity and related information for the nine months ended September 30, 2006, is presented below (shares in thousands, dollars in millions):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                       Shares        price         life           value
                                                                       ------        -----         ----           -----
Outstanding at the beginning of
   the period.....................................................      3,536        $19.89

Options granted...................................................      1,286         22.59

Exercised.........................................................        (48)        20.80                        $.3

Forfeited or terminated...........................................       (336)        18.20
                                                                        -----

Outstanding at the end of the period..............................      4,438                       7.9 years    $28.6
                                                                        =====                       ===

Options exercisable at the end of
   the period.....................................................      1,788                       6.8 years    $11.8
                                                                        =====                       ===

Available for future grant........................................      3,598
                                                                        =====

     We recognized compensation expense related to stock options totaling $1.9 million and $4.8 million ($1.1 million and $3.0 million after income taxes) in the three and nine months ended September 30, 2006, respectively. Compensation expense related to stock options reduced both basic and diluted earnings per share by: (i) less than 1 cent in the three months ended September 30, 2006; and
(ii) less than 2 cents in the nine months ended September 30, 2006. At September 30, 2006, the unrecognized compensation expense for non-vested stock options totaled $13.7 million which is expected to be recognized over a weighted average period of 2.9 years.

     If compensation cost had been determined based on the fair value at the grant dates for all awards issued after January 1, 1995, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                           2005                          2005
                                                                           ----                          ----
Net income, as reported...............................................     $77.9                        $247.8
Less stock-based employee compensation expense determined
     under the fair value method for all awards, net of
     income taxes.....................................................        .8                           2.5
                                                                           -----                        ------

Pro forma net income..................................................     $77.1                        $245.3
                                                                           =====                        ======

Earnings per share:
     Basic, as reported...............................................      $.45                         $1.45
     Basic, pro forma.................................................       .45                          1.44

     Diluted, as reported.............................................      $.42                         $1.33
     Diluted, pro forma...............................................       .42                          1.32

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following table summarizes information about stock options outstanding at September 30, 2006 (shares in thousands):

                                                      Options outstanding                     Options exercisable
                                            --------------------------------------------   ---------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
  $16.20 - $20.91...................           1,743            7.4          $19.19          981           $18.56
  $21.00 - $25.45...................           2,695            8.3           21.83          807            21.06
                                               -----                                       -----

                                               4,438                                       1,788
                                               =====                                       =====

     A summary of the Company's non-vested restricted stock activity for the nine months ended September 30, 2006, is presented below (shares in thousands):

                                                                                                      Weighted
                                                                                                       average
                                                                                                     grant date
                                                                                 Shares              fair value
                                                                                 ------              ----------
       Non-vested shares, beginning of period..............................       1,392                $18.57
          Granted..........................................................          58                 22.68
           Vested..........................................................        (486)                20.62
           Forfeited.......................................................        (277)                17.53
                                                                                  -----

       Non-vested shares, end of period....................................         687                 20.00
                                                                                  =====

     At September 30, 2006, the unrecognized compensation expense for non-vested restricted stock totaled $5.6 million which is expected to be recognized over a weighted average period of 1.4 years. We recognized compensation expense related to restricted stock awards totaling $3.1 million and $2.7 million in the three months ended September 30, 2006 and 2005, respectively, and $9.1 million and $7.8 million in the nine months ended September 30, 2006 and 2005, respectively.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                                           Nine months
                                                                                              ended
                                                                                           September 30,
                                                                                --------------------------------
                                                                                2006 Grants          2005 Grants
                                                                                -----------          -----------
Weighted average risk-free interest rates..................................            5.0%                 3.8%
Weighted average dividend yields...........................................            0.0%                 0.0%
Volatility factors.........................................................             22%                  25%
Weighted average expected life.............................................       6.2 years            6.2 years
Weighted average fair value per share......................................           $7.91                $7.25

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Cash received from the exercise of stock options was $1.0 million and $.2 million during the nine months ended September 30, 2006 and 2005, respectively.

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

     Operating information by segment was as follows (dollars in millions):

                                                                   Three months ended              Nine months ended
                                                                      September 30,                  September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities......................................    $   15.9         $   18.2      $   45.9          $   43.7
            Supplemental health............................       313.5            304.8         936.3             910.9
            Life...........................................        65.5             61.8         186.7             156.9
            Other..........................................        24.3              3.0          69.9               9.2
       Net investment income (a)...........................       143.6            124.7         408.3             358.2
       Fee revenue and other income (a)....................         1.5               .3           5.2                .7
       Net realized investment losses (a)..................        (6.4)            (3.1)         (8.1)              (.6)
                                                               --------         --------      --------          --------

                Total Bankers Life revenues................       557.9            509.7       1,644.2           1,479.0
                                                               --------         --------      --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities......................................         3.7              4.3          12.2              15.0
            Supplemental health............................       151.0            163.8         462.2             499.5
            Life...........................................        88.6             95.2         266.7             284.2
            Other..........................................         2.6              3.5           8.6              10.1
       Net investment income (a)...........................       189.3            190.5         532.6             526.1
       Fee revenue and other income (a)....................          .8               .5           1.1               1.6
       Net realized investment gains (losses) (a)..........        (4.4)            (3.0)        (13.5)               .8
                                                               --------         --------      --------          --------

                Total Conseco Insurance Group revenues.....       431.6            454.8       1,269.9           1,337.3
                                                               --------         --------      --------          --------

    Other Business in Run-off:
       Insurance policy income - supplemental health.......        83.4             91.1         254.4             272.4
       Net investment income (a)...........................        44.6             45.4         133.9             133.4
       Fee revenue and other income (a)....................          .1               .1            .3                .4
       Net realized investment gains (losses) (a)..........       (10.8)             (.3)         (6.8)              4.2
                                                               --------         --------      --------          --------

                Total Other Business in Run-off revenues...       117.3            136.3         381.8             410.4
                                                               --------         --------      --------          --------

    Corporate:
       Net investment income...............................         9.3              1.7          21.0               5.5
       Fee and other income................................         2.4             11.0           7.4              17.3
       Net realized investment losses......................         (.2)              -            (.2)             (1.3)
                                                               --------         --------      --------          --------

                Total corporate revenues...................        11.5             12.7          28.2              21.5
                                                               --------         --------      --------          --------

                Total revenues.............................    $1,118.3         $1,113.5      $3,324.1          $3,248.2
                                                               --------         --------      --------          --------


                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits..........................     $  390.6           $357.4      $1,140.5          $1,028.0
       Amortization.......................................         56.6             53.9         178.1             145.8
       Interest expense on investment borrowings..........          -                 .2            .1               1.7
       Other operating costs and expenses.................         43.9             40.3         126.9             116.0
                                                               --------           ------      --------          --------

            Total Bankers Life expenses...................        491.1            451.8       1,445.6           1,291.5
                                                               --------           ------      --------          --------

    Conseco Insurance Group:
       Insurance policy benefits..........................        268.6            277.2         769.5             806.8
       Amortization.......................................         42.0             43.6         129.7             123.8
       Interest expense on investment borrowings..........           .1               .6            .6               4.8
       Costs related to the tentative litigation
         settlement.......................................          -                1.2         165.8               4.2
       Other operating costs and expenses.................         66.5             67.9         204.9             198.6
                                                               --------           ------      --------          --------

            Total Conseco Insurance Group expenses........        377.2            390.5       1,270.5           1,138.2
                                                               --------           ------      --------          --------

    Other Business in Run-off:
       Insurance policy benefits..........................        113.4             90.6         294.6             264.8
       Amortization.......................................          5.6              7.5          12.6              18.1
       Other operating costs and expenses.................         22.1             22.1          66.0              64.0
                                                               --------           ------      --------          --------

            Total Other Business in Run-off expenses......        141.1            120.2         373.2             346.9
                                                               --------           ------      --------          --------

    Corporate:
       Interest expense on corporate debt.................         12.5             12.1          36.9              37.2
       Interest expense on debt of variable interest
         entity...........................................          5.2              -            13.7               -
       Loss on extinguishment of debt.....................          -                3.7           -                 3.7
       Costs related to the tentative litigation
         settlement.......................................          -                1.3           8.9               4.2
       Other operating costs and expenses.................         14.5             12.5          32.4              38.0
                                                               --------           ------      --------          --------

            Total corporate expenses......................         32.2             29.6          91.9              83.1
                                                               --------           ------      --------          --------

            Total expenses................................      1,041.6            992.1       3,181.2           2,859.7
                                                               --------           ------      --------          --------

    Income (loss) before income taxes:
            Bankers Life..................................         66.8             57.9         198.6             187.5
            Conseco Insurance Group.......................         54.4             64.3           (.6)            199.1
            Other Business in Run-off.....................        (23.8)            16.1           8.6              63.5
            Corporate operations..........................        (20.7)           (16.9)        (63.7)            (61.6)
                                                               --------           ------      --------          --------

                Income before income taxes................     $   76.7           $121.4      $  142.9          $  388.5
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index, over a specified period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts). Net investment income (loss) related to equity-indexed products was $6.7 million and $(13.9) million in the nine months ended September 30, 2006 and 2005, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $64.1 million and $44.5 million at September 30, 2006 and December 31, 2005, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $240.1 million and $210.7 million at September 30, 2006 and December 31, 2005, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2006, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $10.6 million and $17.4 million at September 30, 2006 and December 31, 2005, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     GUARANTEES

     We hold loans made to certain former directors and employees that enabled them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At September 30, 2006, we have estimated that approximately $22.8 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. As of September 30, 2006, we had paid $13.7 million to the former holders of TOPrS and we have established a liability of $10.3 million (which is included in other liabilities), representing our estimate of the additional amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at September 30, 2006 and December 31, 2005 was $22.8 million and $23.2 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

     REINSURANCE

     The cost of reinsurance ceded totaled $165.0 million and $176.1 million in the first nine months of 2006 and 2005, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $176.0 million and $183.4 million in the first nine months of 2006 and 2005, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $103.4 million and $43.3 million in the first nine months of 2006 and 2005, respectively.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivatives embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                   --------------------         -----------------------
                                                                   2006            2005         2006               2005
                                                                   ----            ----         ----               ----
Current tax provision..........................................    $ -             $ -          $ -               $  -
Deferred tax provision.........................................     28.3            43.5         52.2              140.7
                                                                   -----           -----        -----             ------

         Income tax expense on period income...................    $28.3           $43.5        $52.2             $140.7
                                                                   =====           =====        =====             ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                -----------------------
                                                                                                2006               2005
                                                                                                ----               ----
U.S. statutory corporate rate...............................................................   35.0%               35.0%
Other nondeductible expenses................................................................    1.3                  .6
State taxes.................................................................................     .8                  .6
Provision for tax issues, tax credits and other.............................................    (.6)                -
                                                                                               ----                ----

         Effective tax rate.................................................................   36.5%               36.2%
                                                                                               ====                ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                          September 30,      December 31,
                                                                                              2006               2005
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................       $  789.5         $   812.8
       Non-life companies.............................................................          788.2             796.5
    Capital loss carryforwards........................................................          393.4             397.3
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,355.3           1,433.2
       Unrealized depreciation of investments.........................................           40.8               -
       Reserve for loss on loan guarantees............................................          143.1             155.5
                                                                                             --------         ---------

         Gross deferred tax assets....................................................        3,510.3           3,595.3
                                                                                             --------         ---------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (48.2)            (67.8)
       Value of policies inforce at the Effective Date and cost of policies produced..         (770.1)           (752.7)
       Unrealized appreciation of investments.........................................            -               (39.7)
       Other..........................................................................         (118.4)           (186.9)
                                                                                             --------         ---------

         Gross deferred tax liabilities...............................................         (936.7)         (1,047.1)
                                                                                             --------         ---------

         Net deferred tax assets before valuation allowance...........................        2,573.6           2,548.2

Valuation allowance...................................................................         (779.6)         (1,043.8)
                                                                                             --------         ---------

         Net deferred tax assets......................................................        1,794.0           1,504.4

Current income taxes accrued..........................................................           (8.9)             (7.8)
                                                                                             --------         ---------

         Net income tax assets, net...................................................       $1,785.1         $ 1,496.6
                                                                                             ========         =========

     The Internal Revenue Service ("IRS") is in the process of finalizing the audit of the Company's tax returns for the year ended December 31, 2003. We have recorded all proposed changes from the audit in our financial statements. In July 2006, the Joint Committee on Taxation accepted the audit and the settlement described in our previous filings with the SEC which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. ("CFC") (the "CFC loss") as life company losses and the remaining amount as non-life losses prior to the application of the cancellation of indebtedness attribute reductions described below. As a result of the approval of the settlement, we concluded it was appropriate to reduce our valuation allowance by $260 million in the second quarter of 2006, which was accounted for as an addition to paid-in capital.

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

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. We are required to continue to record a valuation allowance of $779.6 million at September 30, 2006 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

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

     As of September 30, 2006, we had $4.5 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                 Total loss carryforwards
                      ---------------------   Capital loss         Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2006.......      $    -     $     .1      $    5.0             $    5.1            $    5.1          $    -
     2007.......           -           .1         449.0                449.1               449.1               -
     2008 ......           -           .1         583.7                583.8               583.8               -
     2009.......           -           .9          86.2                 87.1                  .9              86.2
     2010.......           -          2.4           -                    2.4                 2.4               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -          4.4           -                    4.4                 4.4               -
     2016.......          27.7        -             -                   27.7                27.7               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)   12.0           -                2,182.6                56.1           2,126.5
     2019.......           -           .7           -                     .7                  .7               -
     2020.......           -          -             -                    -                   -                 -
     2021.......          24.2        -             -                   24.2                 -                24.2
     2023.......           -      2,079.8 (a)       -                2,079.8                61.9           2,017.9
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -         29.1           -                   29.1                 -                29.1
                      --------   --------      --------             --------            --------          --------

     Total......      $2,255.7   $2,252.0      $1,123.9             $5,631.6            $1,225.7          $4,405.9
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

     The Company has adopted SFAS 123R in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $0.6 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of September 30, 2006 and December 31, 2005 (dollars in millions):

                                                                                           September 30,      December 31,
                                                                                               2006               2005
                                                                                               ----               ----
3.50% convertible debentures............................................................      $330.0             $330.0
Secured credit agreement................................................................       478.3              524.6
Unamortized discount on convertible debentures..........................................        (2.7)              (3.1)
                                                                                              ------             ------

     Direct corporate obligations.......................................................      $805.6             $851.5
                                                                                              ======             ======

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's $800.0 million secured credit facility (the "Credit Facility"). The terms of the Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At September 30, 2006, unamortized issuance costs (classified as other assets) related to the Debentures were $6.2 million and are amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them.

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

     In August 2005, we entered into a $447.0 million secured credit agreement (the "Amended Credit Facility"). The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Company recognized a $3.7 million loss on the extinguishment of debt during the third quarter of 2005 for the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the Amended Credit Facility. The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During the first nine months of 2006, we made scheduled principal payments totaling $1.3 million on our Amended Credit Facility as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility. There were $4.7 million and $5.6 million of unamortized issuance costs (classified as other assets) related to our Amended Credit Facility at September 30, 2006 and December 31, 2005, respectively.

     On October 10, 2006, we entered into a $675.0 million secured credit agreement (the "Second Amended Credit Facility"). The proceeds from the Second Amended Credit Facility were used to repay the remaining principal amount of the Amended Credit Facility and will be used to strengthen the capital of our insurance subsidiaries. The Company expects to recognize an immaterial loss on the extinguishment of debt during the fourth quarter of 2006 for the write-off of certain debt issuance costs. The Second Amended Credit Facility extends the maturity date from June 22, 2010 to October 10, 2013. Under the terms of the Second Amended Credit Facility, we are required to make minimum quarterly principal payments of $1.7 million, commencing December 31, 2006. The remaining unpaid principal balance is due on October 10, 2013.

     The amounts outstanding under the Second Amended Credit Facility and the Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate on the Second Amended Credit Facility and the Amended Credit Facility is equal to LIBOR plus 2 percent, compared to LIBOR plus 3.5 percent under the Credit Facility. The base rate on the Second Amended Credit Facility and the Amended Credit Facility is equal to 1 percent (2.5 percent under the Credit Facility) plus the greater of:
(i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Amended Credit Facility, if the Company's senior secured long-term debt is rated at least Ba3 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. In March 2006, Moody's upgraded our senior secured debt rating to "Ba3" from "B2", resulting in a .25 percent interest rate reduction. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At September 30, 2006, the interest rate on our Amended Credit Facility was 7.1 percent.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent and certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best Company ("A.M. Best"), the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, if applicable, would not be paid prior to the first quarter of 2008). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Second Amended Credit Facility and the Amended Credit Facility require the Company to maintain various financial ratios and balances, as defined in the agreements, including:

                                                                Second Amended                        Amended
                                                                Credit Facility                    Credit Facility
                                                                ---------------                    ---------------
(i)   debt to total capitalization ratio...............      not more than 30%                   not more than 25%

(ii)  interest coverage ratio..........................      greater than or equal to            greater than or equal to
                                                             2.00 to 1 for each rolling          2.00 to 1 for each rolling
                                                             four quarters                       four quarters ending
                                                                                                 June 30, 2007, and 2.50
                                                                                                 to 1 for each rolling four
                                                                                                 quarters thereafter

(iii) an aggregate risk-based capital ratio............      greater than or equal to            greater than or equal to
                                                             250% for each quarter               250% for each quarter

(iv)  combined statutory capital and surplus level.....      greater than $1,270.0               greater than $1,270.0
                                                             million                             million

     The Company was in compliance with all covenants as defined in the Amended Credit Facility at September 30, 2006.

     The Amended Credit Facility and the Second Amended Credit Facility both include an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility provides for a one time increase in the facility or the addition of a new facility of up to $330.0 million. Such increase would be effective as of a date that is at least 90 days prior to the scheduled maturity date.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas. Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $150.0 million over the term of the facility (compared to a limitation of $50.0 million under the Amended Credit Facility).

     SALES INDUCEMENTS

       Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $48.5 million and $15.7 million during the nine months ended September 30, 2006 and 2005, respectively. Amounts amortized totaled $14.1 million and $3.9 million during the nine months ended September 30, 2006 and 2005, respectively. The unamortized

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

balance of deferred sales inducements at September 30, 2006 and December 31, 2005 was $104.5 million and $70.1 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $304.3 million and $320.7 million at September 30, 2006 and December 31, 2005, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pending Accounting Standards

     In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit and Other Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position, measured as the difference between the fair value of plan assets and the projected benefit obligation as of the end of our fiscal year end. In addition, SFAS 158 requires employers to recognize changes in the funded status of defined benefit pension and other post retirement plans in the year in which the changes occur through other accumulated comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS 158, however, it is not expected to have a material impact on our consolidated financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS 157 will have on our results of operations and financial condition.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires companies to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required as long as the company properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in retained earnings as of the beginning of the fiscal year of adoption. The provisions of SAB 108 must be applied no later than the annual financial statements of the Company for the year ended December 31, 2006. Our adoption of SAB 108 is not expected to have an effect on our results of operations or financial position because we currently use an approach consistent with the new requirement.

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

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets". SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

statement impact of the changes in fair value of those instruments. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year that begins after September 15, 2006. Management is assessing the impact SFAS 155 will have on our results of operations or financial position.

     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). This statement provides guidance on accounting for deferred acquisition costs on an internal replacement which is defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently assessing the impact of SOP 05-1. Based on our initial assessment of the standard, we do not expect it to have a material impact on our results of operations or financial position. However, the insurance industry has identified several implementation issues during their evaluation of SOP 05-1. As a result, the standard is currently under review by an expert panel formed by the American Institute of Certified Public Accountants and clarifications or revisions may be issued which could affect our initial assessment.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

election of options by the class members, implementation of the settlement and is subject to other conditions. We expect to implement the settlement with the inforce and certain former policyholders in the first quarter of 2007.

     As a result of the settlement, we recorded $157.0 million of costs (before income taxes) related to the tentative settlement in the second quarter of 2006. In addition, we had previously recognized costs related to this litigation of $17.7 million in the three months ended March 31, 2006, and $18.3 million and $9.8 million in the years ended December 31, 2005 and 2004, respectively.

     The liability we have established related to the tentative settlement at September 30, 2006, includes our best estimate of: (i) the cost of the benefits to be provided to inforce policyholders; (ii) the value of the settlement fund for former policyholders; (iii) plaintiff attorney fees; (iv) the cost to settle other cases pending with respect to the cost of insurance litigation; and (v) other costs and professional fees required to implement the settlement. While we believe the liabilities we have established are adequate to cover these costs, our estimates are subject to significant judgment (including the form of policy benefit enhancement chosen by the inforce policyholders) and it is possible that our estimates will prove to be insufficient to cover our actual costs. In addition, the actual cost we incur is dependent on: (i) the release of no less than 1,000,000 shares of our common stock which were reserved for distribution pursuant to the bankruptcy plan of our Predecessor to satisfy the prepetition claims of the plaintiffs; and (ii) the value of such shares realized by the plaintiffs. In determining our current estimate of the net costs related to the tentative settlement, these shares were valued based on the September 30, 2006 closing price of a share of our common stock. The implementation of the tentative settlement includes enhanced benefits to the inforce insurance policies, which eliminates the future estimated profits from these policies in periods subsequent to the tentative settlement date, if the experience of the policies is consistent with our expectations. We recognized income before income taxes on these policies of approximately $6.0 million in the six months ended June 30, 2006. We recognized a loss before income taxes on these policies of approximately $2.7 million in the three months ended September 30, 2006 (a post-tentative settlement date period), primarily due to adverse mortality experience.

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

     Other non-class action cases regarding these policies include a lawsuit filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie
Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves 724 plaintiffs all of who opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. Additionally, a lawsuit was filed on December 22, 2005 in Pennsylvania captioned Lisa M. Jordan v. Allen R. Shank and Conseco Life Insurance Company, Case No. 05-10204 (Court of Common Pleas, Chester County, Pennsylvania).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The ultimate outcome of these cost of insurance lawsuits cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

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

     On October 8, 2003, a complaint was filed in the United States District Court for South Carolina, Greenville Division, Consolidated Insured Benefits, Inc. and Ronald F. English v. Conseco Medical Insurance Company, Cause No. 6:03-3211-20. Plaintiffs are a former Conseco Medical Insurance Company ("CMIC") field marketing organization and its president and chief executive officer, and they allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for fraud, negligent misrepresentation and breach of fiduciary duty. CMIC has filed a motion for summary judgment and a motion requesting that the case be moved to the U.S. District Court in Indianapolis. The court refused to change the venue of the action, and CMIC's motion for summary judgment is still pending. The case is expected to be set for trial in 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On November 6, 2003, a Complaint was filed in State Court in Fulton County, Georgia, Reginald Martin Agency, Inc.; Comprehensive Insurance Marketing, Inc.; Design Benefits Inc.; Jim Jasnoski d/b/a Design Benefits, Inc.; Kenny Froug d/b/a Atlanta Brokerage Office; Brokerage One Agency, Inc.; Tri-State Brokerage, Inc.; Don Sepulveda d/b/a Sepulveda Insurance Group; Dean Vandersnick d/b/a Professional Insurance Brokerage and Whitewater Brokerage, Inc. v. Conseco Medical Insurance Company, Conseco Marketing LLC, Timothy F. O'Keefe and Edward
M. Berube, Cause No. 03VC0587 B4Y. Plaintiffs are former CMIC Field Marketing Organizations that allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for breach of contract, fraud, negligent misrepresentation, breach of partnership agreements and fiduciary duty, breach of implied covenant of good faith and fair dealing, tortuous interference with business and contractual relationships, damage to goodwill and business reputation and bad faith. At CMIC's request, the case was removed to federal court and transferred to the United States District Court for the Southern District of Indiana, Indianapolis Division (Cause No. 1:04-CV-1587-TAB/RLY). CMIC filed a motion to dismiss, and all of the causes of action have been dismissed except the fraud count and the action for breach of fiduciary duty. CMIC has filed a motion for summary judgment that is currently pending. The case is set to go to trial on March 5, 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Other Litigation

     On July 9, 1999, a complaint was filed in the Supreme Court of the State of New York, County of New York, PRG Planning & Development, LLC v. LateNite Magic, Inc., Daurio & Russo & Sons Construction Co., Inc., Specialized Audio Visual, Inc., Farmore Realty, Inc. f/k/a Sweetheart Theatres, Inc., The City of New York and the State of New York Cause No:

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

114077/99. The complaint seeks damages in the amount of $3.9 million with interest thereon from January 20, 1998. This is a lien foreclosure suit that is the result of an April 1996 lease agreement entered into by LateNite Magic and Farmore Realty, Inc. to develop a theme restaurant based on the magic of David Copperfield. CVIC and our subsidiary Conseco Annuity Assurance Company (now known as Conseco Insurance Company) purchased preferred stock of LateNite and acquired the right to an assignment of the April 1996 lease. An amended complaint was filed on December 2, 1999 naming CVIC and Conseco Annuity Assurance Company as co-defendants. The trial in this case commenced on March 10, 2005 and concluded on May 20, 2005. On August 25, 2006 the court awarded the plaintiff judgment in the sum of $3.8 million plus interest from December 16, 1997. We will be appealing the judgment.

     A civil complaint dated December 5, 2005 was filed with the Piraeus Court in Greece on December 22, 2005 by Blue Wave Maritime S.A., Adriatic Spirit S.A., Aegean Spirit S.A., and Ocean Challenger S.A., all companies which are part of the Adriatic Holding Corporation Ltd. group of companies ("Adriatic") which each owned one vessel, against United States Trust Company of New York, Teachers Insurance and Annuity Association of America, Nightingale & Associates, Fairwind Shipping Limited, Aegon USA Investment Management, CIGNA Investments Inc., Kemper Financial Services Inc., Conseco Capital Management Co., Northwestern Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, New England Mutual Life Insurance Company, Combined States Holding Corporation, Douglas Hopkins, executive of the company Nightingale & Associates, and Brad Scher, executive of the company Teachers Insurance and Annuity Association of America (collectively "Noteholders") alleging various tort claims arising out of the foreclosure and/or repossession in 1996 by the Noteholders of four vessels allegedly owned by the plaintiffs and seeking damages in the approximate amount of $32 million. Conseco was served on or about August 30, 2006. The suit concerns various Notes issued by Adriatic in April 1994 which were purchased by the Noteholders and secured in part by preferred ship mortgages on various vessels owned by Adriatic. In 1996, Adriatic defaulted on the Notes and the Noteholders exercised their rights pursuant to the applicable loan documentation to foreclose and/or take possession of the four vessels that secured Adriatic's obligations to the Noteholders. We believe the action is without merit and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On December 10, 2004, a complaint was filed in the United States District Court for the Northern District of Oklahoma, Robin C. Willig, as Executrix of the Estate of Rhodes K. Scherer vs. Conseco Senior Health Insurance Company and Conseco, Inc., Case No. 04 CV 923E (M). The plaintiff alleges that the failure to pay long term care insurance policy proceeds has been a breach of contract and in violation of the duty to act in good faith, and seeks actual damages in a sum in excess of $75,000, punitive damages in a sum in excess of $75,000, her costs, attorneys' fees, and such other and further relief as the Court and jury determine to be just, equitable, and fair. On or about September 27, 2005, the plaintiff dismissed Conseco, Inc. as a defendant. Discovery is ongoing. The jury trial which was set for September 18, 2006 has been continued, and a new trial date has not been set by the court at this time. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding Friou P. Jones as a named Plaintiff and adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marking & Sales Practices Litig. A motion to dismiss the amended complaint was filed on July 28, 2006 and was heard on October 27, 2006. The court has set plaintiff's motion for class certification for hearing on March 30, 2007, and the case is set for trial commencing November 13, 2007. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     On May 10, 2000, a complaint was filed in the Court of Common Pleas of Lancaster County, Pennsylvania, Civil Action-Law No. CI-00-04822 captioned Frederick C. Wolf, Executor of the Estate of Louis P. Kretschman v. Bankers Life and Casualty Company, and Timothy O. Cochran. On September 12, 2001, the plaintiff filed an amended complaint. The amended complaint seeks damages for the alleged improper sale of a fixed annuity and a life insurance policy. The specific allegations are intentional misrepresentation, negligent misrepresentation, negligence, breach of contract, fraud, unfair trade practices and consumer law violations, and bad faith. On April 18, 2006, a bench trial was held. At the conclusion of the trial, the plaintiff asked the judge to find that Bankers Life and Casualty acted in bad faith and engaged in unfair trade practices and consumer protection law violations as defined by statute. The plaintiff asked the court to award treble damages, unspecified punitive damages, and attorney fees. Actual damages are less than $.1 million. The judge ordered the parties to submit proposed findings of facts and conclusions of law. Along with those filings, the plaintiff also filed an application for attorney fees in the amount of $.5 million. Bankers Life and Casualty filed motions asserting attorney fees should not be allowed because the plaintiff failed to present the appropriate evidence at trial or in the alternative that Bankers Life and Casualty be able to conduct discovery and present expert testimony as to the reasonableness of the amounts asserted. We believe the action is without merit and intend to defend it vigorously. The outcome of the action cannot be determined with certainty.

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

     On October 3, 2005, an action was filed in Superior Court for San Francisco County, California, Anita D. Paratley v. Conseco Health Insurance Company et al, Case No. C-05-44379. On Conseco Health Insurance Company's motion, the case was removed to the United States District Court for the Northern District of California and issued Case No. C-05-4312 (MMC). In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and punitive damages and her attorney's fees along with declaratory relief. These claims are based on plaintiff's allegation of breach of contract, bad faith and unfair business practices. The complaint was subsequently amended adding Conseco, Inc. as a defendant, but Conseco, Inc. was subsequently replaced by Conseco Services, LLC ("Conseco Services") as a party defendant. This case is now in the discovery stage. Plaintiff has filed a motion for summary judgment that is set to be heard on November 17, 2006, and the court has set the case for a jury trial commencing April 23, 2007. We believe the action without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On March 22, 2006, the Company's subsidiary, CDOC, Inc. ("CDOC"), as the successor in interest to Statesman Insurance Company ("Statesman"), brought a complaint for declaratory judgment against Himco Waste-Away Services, Inc. ("Himco") CDOC, Inc. v. Himco Waste-Away Services, Inc., Case No. 29C01-0603-PL-296 (Hamilton Circuit Court, Indiana). CDOC seeks a court declaration to determine the rights and obligations of CDOC and Himco under certain general liability contracts Himco allegedly procured from Statesman during the period 1969 through 1975. The coverage dispute arises out of a U.S. Environmental Protection Agency ("EPA") claim against Himco, for which Himco sought reimbursement of investigation and defense costs and indemnification of its settlement with the EPA pursuant to the Statesman policies in the sum of $1.6 million. CDOC's complaint alleges that Himco failed to comply with conditions precedent to coverage under the Statesman policies because, among other things, Himco's late notice to CDOC of the EPA's claim was not immediate, as required by the policies, but rather was unreasonably late, and Himco failed and refused to cooperate in good faith with CDOC. The complaint also alleges that Himco's failure to provide immediate notice and cooperate precludes Himco from seeking and receiving any insurance coverage under the Statesman policies. On May 3, 2006, Himco answered the complaint and filed a counterclaim seeking unspecified damages and alleging breach of contract, breach of the duty of good faith and fair dealing, as well as seeking declaratory relief. In addition they sought a change of venue to Elkhart County, Indiana. The matter is now in Elkhart Circuit Court, Case No. 20CO1-2606-PL-46. The ultimate outcome of this action cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Beneficial Standard Life Insurance Company, a predecessor company to Conseco Insurance Company, filed suit for declaratory judgment against J.C. Penney Life Insurance Company a/k/a Stonebridge Life Insurance Company ("Stonebridge") in a case captioned, Beneficial Standard Life Insurance Company
v. J.C. Penney Life Insurance Company and J.C. Penney Company, Inc., United States District Court for the Central District of California, Case no. CV-98-02792-SVW. This litigation arises from the 1967 sale of Beneficial Fire & Casualty ("BF&C") by Beneficial Standard Life Insurance Company to J.C. Penney Company, Inc. The subject of the case is whether Conseco Insurance Company must indemnify Stonebridge for losses and expenses incurred as a result of claims arising under presale BF&C insurance policies. Conseco Insurance Company filed suit in April 1998 seeking a judicial declaration that: (1) it is not generally obligated to indemnify Stonebridge under the terms of the agreement governing the 1967 sale; and (2) that it is not obligated to indemnify Stonebridge for losses or expenses incurred in connection with specific known claims. Penney counterclaimed for breach of contract and declaratory relief. The counterclaim did not specify the damages sought by Penney on the breach of contract claims. After a bench trial in 2002, certain rulings of the trial court were appealed to the United States Court of Appeals for the Ninth Circuit. In June 2005, the Ninth Circuit issued an opinion upholding a trial-court determination that the terms of the 1967 sale generally require Conseco Insurance Company to indemnify Stonebridge for net losses arising from pre-sale BF&C policies, but only after Stonebridge pursues and exhausts available reinsurance. The Ninth Circuit remanded the case to the trial court for further proceedings. The trial court had previously found against Stonebridge on its breach of contract claims, ruling that Stonebridge could not assert such claims until it pursued and exhausted available reinsurance. Stonebridge did not appeal that specific ruling. The remaining issue before the trial court is whether Conseco Insurance Company's indemnification obligation with respect to certain environmental claims asserted by the Port of Oakland is excused by Stonebridge's conduct in handling the claims. On July 25, 2006, a second action was filed in the Circuit Court of Hamilton County, Indiana, captioned Conseco Insurance Company v. Stonebridge Life Insurance Company and J.C. Penney Life Insurance Company, Case No. 29 C0 10607 MI 765. Penney removed the case to federal court on August 16, 2006, Case No. 1:06-CV-1229 SEB-VSS (Southern District, Indiana) and filed a motion to dismiss. The subject of this second action is whether Conseco Insurance Company's indemnification obligation with respect to specific known claims is excused by Stonebridge's failure to pursue available reinsurance. Conseco Insurance Company alternatively seeks equitable relief requiring Stonebridge to take affirmative steps to preserve the availability of reinsurance on such claims. The ultimate outcomes of the actions cannot be predicted with certainty.

     On January 9, 2004, a six count complaint was filed against Conseco Life Insurance Company, styled Laura G. Bailey vs. Conseco Life Insurance Company, an Indiana corporation; Debbie L. Sipe; Does 1 through 15; and, Roe Corporations 1 through 15, inclusive. The suit is pending in the District Court of Clark County, Nevada, Cause No. A478843, Dept. No. VIII, and is set for a jury trial beginning on May 29, 2007. Ms. Bailey's suit centers around her request for disability benefits in the spring of 2003 and alleges breach of contract, bad faith, unfair claim settlement practices, breach of fiduciary relationship, misrepresentation, and punitive damages. When Ms. Bailey submitted her request, Conseco Life Insurance Company investigated and found that Ms. Bailey was only issued a life insurance policy. Conseco Life Insurance Company intends to file a summary judgment in this matter. We believe the action is without merit, and intend to defend it rigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against various past board members and executives with outstanding loan balances. In addition, certain former officers and directors have sued the companies for declaratory relief concerning their liability for the loans. Currently, we are involved in litigation with Stephen C. Hilbert, James D. Massey, Dennis E. Murray, Sr., James S. Adams and David R. Decatur. The specific lawsuits now pending include:
Hilbert v. Conseco, Case No. 03CH 15330 (Circuit Court, Cook County, Illinois); Conseco Services v. Hilbert, Case No. 29C01-0310-MF-1296 (Circuit Court, Hamilton County, Indiana); Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Stephen C. Hilbert v. Conseco, Inc. and Kroll Inc., Case No. 29D02-0312-PL-1026 (Superior Court, Hamilton County, Indiana); Conseco Services v. Adams, Case No. 29D02-0404-CC-000376 (Superior Court, Hamilton County, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco Inc. v. Adams, et al., Case No. 04 L 012974 (Circuit Court, Cook County, Illinois); Conseco Services v. Decatur, Case No. 29D02-0404-CC-000379 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Murray, Case No. 1:05-cv-01580-JDT-TAB (Southern District, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit court, Cook County, Illinois). David Decatur filed for bankruptcy on May 12, 2004, Case No. 04-08772-JKC-11 (Southern District, Indiana). James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). On July 17, 2006 a Chapter 7 Involuntary Bankruptcy Petition was filed by Conseco against James D. Massey, Case No. 06-03895-7 (Southern District, Indiana).

     On October 20, 2004, in Conseco Services v. Hilbert, Conseco Services was granted partial final summary judgment in the amount of $62.7 million plus interest. Mr. Hilbert appealed that ruling. The Court of Appeals ruled in our favor on November 8, 2005. Mr. Hilbert subsequently filed a petition to transfer with the Indiana Supreme Court, which was denied on March 16, 2006. On July 14, 2006 Mr. Hilbert filed a Petition for Writ of Certiorari in the Supreme Court of the United States. On October 2, 2006, the Supreme Court denied the petition. We are now proceeding to execute on our judgment.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of September 30, 2006, we have paid $13.7 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At September 30, 2006, we estimated that approximately $22.8 million, net of collection costs, of the remaining amounts due under the loan program will be collected and that $10.3 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     Minnesota owners of equity-indexed annuities issued by Conseco Insurance Company purchased on or after January 1, 1998, will receive the opportunity to initiate a Conseco internal review and arbitration process to determine whether they adequately understood the renewal participation rate feature of their policy at the time the policy was originally sold. Policyholders who can prove they did not understand renewal participation rates at the time the policy was originally sold based on representations or omissions made by the Company or its agents may be provided relief in the form of adjusted participation rates. We have sent a notice to the approximately 2,000 affected policyholders and advised them of their options.

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

     Certain state insurance regulators have requested information with respect to actions of the Company related to the cost of insurance charges for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Such policies are subject to the tentative litigation settlement described above under "Cost of Insurance Litigation". The ultimate outcome of such inquiries and the effect any regulator actions could have on the tentative litigation settlement cannot be predicted with certainty.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                ----------------------
                                                                                                2006              2005
                                                                                                ----              ----
Cash flows from operating activities:
   Net income...........................................................................      $ 90.7            $ 247.8
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................       337.1              303.1
       Income taxes.....................................................................        54.0              168.1
       Insurance liabilities............................................................       275.0              281.2
       Accrual and amortization of investment income....................................        13.9               55.8
       Deferral of policy acquisition costs.............................................      (367.6)            (305.3)
       Net realized investment (gains) losses...........................................        28.6               (3.1)
       Net sales of trading securities..................................................        28.3              161.1
       Loss on extinguishment of debt...................................................         -                  3.4
       Other............................................................................       198.7               (3.0)
                                                                                              ------            -------

         Net cash provided by operating activities......................................      $658.7            $ 909.1
                                                                                              ======            =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................       $11.1               $7.1
                                                                                               =====               ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     At September 30, 2006 and December 31, 2005, restricted cash and cash equivalents consisted of: (i) $6.6 million and $33.3 million, respectively, held by a variable interest entity; (ii) $.1 million and $1.9 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS; and
(iii) $8.2 million and nil, respectively, held in an escrow account pursuant to a litigation settlement.

     SUBSEQUENT EVENT

     On October 10, 2006, the Company completed the refinancing of its Amended Credit Facility. Refer to the note entitled "Notes Payable - Direct Corporate Obligations" for further information related to the refinancing.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at September 30, 2006, and the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

     When lapses of our insurance products exceed levels assumed in determining the amortization of insurance intangibles, we adjust amortization to reflect the change in future premiums or estimated gross profits resulting from the unexpected lapses. We recognized additional amortization expense of $7.9 million during the first six months of 2006 as a result of higher than expected lapses of our Medicare supplement products. We believe the unexpected lapses were primarily related to premium rate increases and competition from companies offering Medicare Advantage products. During the first nine months of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the first six months of 2006 as a result of this change. During 2005, we conducted a review of our methodology for identifying and capitalizing deferred acquisition costs related to the traditional life block of business in our Bankers Life segment. Based on our review, we reduced the total cost capitalized in prior years by $1.1 million, which was reflected as an increase in amortization expense for the year ended December 31, 2005. During 2004, differences between actual and expected investment income caused us to change our assumptions used to estimate gross profits for universal life and investment-type products. The changes we made primarily relate to the timing of investment income and had the effect of lowering near term expected profits and increasing longer term profits based on a more precise modeling of the investment portfolio. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect these profits to emerge over time. The new assumptions resulted in a reduction to insurance amortization of approximately $4.6 million during 2004. There have been no other significant changes to assumptions used to amortize insurance acquisition costs during the first nine

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

months of 2006 or during 2005 and 2004. Revisions to assumptions in future periods could have a significant adverse or favorable effect on our results of operations and financial position.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We decreased amortization expense for such changes by $6.0 million and $1.2 million in the first nine months of 2006 and 2005, respectively. In addition, we increased (decreased) amortization expense for such changes by $(2.8) million, $13.4 million, $1.1 million and $(.4) million during the years ended December 31, 2005 and 2004, the four months ended December 31, 2003 and the eight months ended August 31, 2003, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was an increase of $36.0 million at September 30, 2006.

     At September 30, 2006, the balance of insurance acquisition costs was $3.3 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

     o We also pay commissions to our agents who sell the plans on behalf of Coventry. These payments are deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

Our accounting for the quota-share agreement

     o We recognize premium revenue evenly over the period of the underlying Medicare Part D contracts.

     o We recognize policyholder benefits and ceding commission expense as incurred.

     o We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services (the "CMS"), as if the quarter represented an entire contract period.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the income before income taxes recognized on this business (primarily in the Bankers Life segment) (dollars in millions):

                                                                        Three months ended         Nine months ended
                                                                           September 30,              September 30,
                                                                               2006                       2006
                                                                               ----                       ----
     Insurance policy income.............................................      $21.5 (a)                  $61.3 (a)
     Fee revenue and other...............................................        1.2                        4.1
                                                                               -----                      -----

       Total revenues....................................................       22.7                       65.4
                                                                               -----                      -----

     Insurance policy benefits...........................................       17.7                       54.0
     Amortization expense................................................        2.4                        6.4
     Other operating expense (primarily ceding
       commissions)......................................................        1.9                        4.7
                                                                               -----                      -----

       Total expense.....................................................       22.0                       65.1
                                                                               -----                      -----

       Income before income tax..........................................      $  .7                      $  .3
                                                                               =====                      =====

-----------

     (a) Such amounts for the three and nine months ended September 30, 2006, include our quota-share of premiums collected by Coventry summarized as follows (dollars in millions):

                                                                        Three months ended         Nine months ended
                                                                           September 30,              September 30,
                                                                                2006                      2006
                                                                                ----                      ----

     Premiums from the CMS...............................................      $16.2                      $39.3
     CMS risk share premium..............................................       (2.8)                       1.2
     Premiums from the policyholders.....................................        8.1                       20.8
                                                                               -----                      -----

                                                                               $21.5                      $61.3
                                                                               =====                      =====

     Pursuant to the Coventry Medicare Part D Plan, the insurance plan covers 75 percent of the policyholder's prescription drug costs up to $2,250; zero percent from $2,251 to $5,100; and 95 percent over $5,100.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Income (loss) before net realized investment gains (losses), net of related amortization, and income taxes
   (a non-GAAP measure) (a):
    Bankers Life.............................................    $ 73.0           $ 60.4      $205.5              $187.6
    Conseco Insurance Group..................................      58.5             67.1         8.1               197.6
    Other Business in Run-off................................     (13.0)            16.4        15.4                59.3
    Corporate operations.....................................     (20.6)           (16.9)      (63.6)              (60.3)
                                                                 ------           ------      ------              ------

                                                                   97.9            127.0       165.4               384.2
                                                                 ------           ------      ------              ------
Net realized investment gains (losses), net of related
   amortization:
    Bankers Life.............................................      (6.2)            (2.5)       (6.9)                (.1)
    Conseco Insurance Group..................................      (4.1)            (2.8)       (8.7)                1.5
    Other Business in Run-off................................     (10.8)             (.3)       (6.8)                4.2
    Corporate operations.....................................       (.1)              -          (.1)               (1.3)
                                                                 ------           ------      ------              ------

                                                                  (21.2)            (5.6)      (22.5)                4.3
                                                                 ------           ------      ------              ------
Income (loss) before income taxes:
    Bankers Life.............................................      66.8             57.9       198.6               187.5
    Conseco Insurance Group..................................      54.4             64.3         (.6)              199.1
    Other Business in Run-off................................     (23.8)            16.1         8.6                63.5
    Corporate operations.....................................     (20.7)           (16.9)      (63.7)              (61.6)
                                                                 ------           ------      ------              ------

       Income before income taxes............................    $ 76.7           $121.4      $142.9              $388.5
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

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force and direct response marketing, and through our Conseco Insurance Group segment, which utilizes professional independent producers. Our Other Business in Run-off segment consists of: (i) long-term care products sold in prior years through independent agents; (ii) small group and individual major medical business which we stopped renewing in 2001; and (iii) other group major medical business which we no longer market. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. Our results were significantly affected by $157.0 million of costs related to the tentative litigation settlement recognized by the Conseco Insurance Group segment in the second quarter of 2006. In addition, the earnings in the Other Business in Run-off segment reflected adverse development of prior period claim reserves and an increase in initial claims during the second and third quarters of 2006. Refer to the analysis which follows for more information.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                 ----------------------          ----------------------
                                                                 2006              2005          2006              2005
                                                                 ----              ----          ----              ----
Premium collections:
     Annuities................................................  $  278.2         $  226.7        $  749.9         $  687.0
     Supplemental health......................................     318.1            302.9           989.7            921.0
     Life.....................................................      73.2             65.8           208.0            170.1
                                                                --------         --------        --------         --------

       Total collections......................................  $  669.5         $  595.4        $1,947.6         $1,778.1
                                                                ========         ========        ========         ========

Average liabilities for insurance products:
       Annuities:
         Mortality based......................................  $  365.9         $  357.9        $  363.9         $  356.2
         Equity-indexed.......................................     527.9            326.3           468.6            312.4
         Deposit based........................................   4,469.2          4,147.3         4,407.0          4,037.1
       Health.................................................   3,350.6          3,091.8         3,296.2          3,028.0
       Life:
         Interest sensitive...................................     378.8            356.7           372.8            351.2
         Non-interest sensitive...............................     805.7            754.9           793.8            747.0
                                                                --------         --------        --------         --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.................  $9,898.1         $9,034.9        $9,702.3         $8,831.9
                                                                ========         ========        ========         ========

Revenues:
     Insurance policy income..................................  $  419.2         $  387.8        $1,238.8         $1,120.7
     Net investment income:
       General account invested assets........................     140.0            123.4           406.8            360.7
       Equity-indexed products based on the change in
         value of options.....................................       3.6              1.3             1.5             (2.5)
       Trading account income related to policyholder
         and reinsurer accounts...............................       9.5             (7.0)           (4.5)            (4.2)
       Change in value of embedded derivatives related
         to modified coinsurance agreements...................      (9.5)             7.0             4.5              4.2
     Fee revenue and other income.............................       1.5               .3             5.2               .7
                                                                --------         --------        --------         --------

         Total revenues.......................................     564.3            512.8         1,652.3          1,479.6
                                                                --------         --------        --------         --------

Expenses:
     Insurance policy benefits................................     338.5            312.5         1,001.5            904.4
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than equity-indexed products..........      44.4             42.7           129.6            122.9
       Equity-indexed products based on change in
         value of indices.....................................       7.7              2.2             9.4               .7
     Amortization related to operations.......................      56.8             54.5           179.3            146.3
     Interest expense on investment borrowings................       -                 .2              .1              1.7
     Other operating costs and expenses.......................      43.9             40.3           126.9            116.0
                                                                --------         --------        --------         --------

         Total expenses.......................................     491.3            452.4         1,446.8          1,292.0
                                                                --------         --------        --------         --------

Income before net realized investment losses,
   net of related amortization and income taxes...............      73.0             60.4           205.5            187.6
                                                                --------         --------        --------         --------

     Net realized investment losses...........................      (6.4)            (3.1)           (8.1)             (.6)
     Amortization related to net realized investment
       losses.................................................        .2               .6             1.2               .5
                                                                --------         --------        --------         --------

         Net realized investment losses, net of related
           amortization.......................................      (6.2)            (2.5)           (6.9)             (.1)
                                                                --------         --------        --------         --------

Income before income taxes....................................  $   66.8         $   57.9        $  198.6         $  187.5
                                                                ========         ========        ========         ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits............................     $274.4           $251.9        $818.6             $748.4
       Benefit ratio (a)....................................      81.2%            81.8%         81.4%              81.3%

     Medicare supplement:
       Insurance policy benefits............................     $106.7           $117.4        $331.0             $353.7
       Benefit ratio (a)....................................      65.7%            71.8%         67.0%              72.0%

     Long-term care:
       Insurance policy benefits............................     $148.4           $132.6        $428.7             $389.2
       Benefit ratio (a)....................................      98.2%            93.9%         97.0%              92.7%
       Interest-adjusted benefit ratio (b)..................      68.8%            65.1%         67.5%              64.4%

     Other:
       Insurance policy benefits............................      $19.3             $1.9         $58.9               $5.5
       Benefit ratio (a)....................................      79.2%            61.4%         84.2%              59.1%

   ----------------
   (a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

   (b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $44.5 million and $40.7 million in the three months ended September 30, 2006 and 2005, respectively, and $130.3 million and $118.9 million in the nine months ended September 30, 2006 and 2005, respectively.

     Total premium collections were $669.5 million in the third quarter of 2006, up 12 percent from 2005 and were $1,947.6 million in the first nine months of 2006, up 9.5 percent from 2005. Premium collections in the three and nine months ended September 30, 2006 include $20.8 million and $58.9 million, respectively, of premiums collected pursuant to the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.9 billion in the third quarter of 2006, up 9.6 percent from 2005. Average liabilities for insurance products, net of reinsurance ceded were $9.7 billion in the first nine months of 2006, up 9.9 percent from 2005. The increase in such liabilities was primarily due to increases in annuity reserves resulting from sales of these products in recent periods.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income in the three and nine months ended September 30, 2006 includes $21.5 million and $61.3 million, respectively, of premium income from the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry". Such amount in the three and nine months ended September 30, 2006 includes $(2.8) million and $1.2 million,

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

respectively, of risk-share premiums due (to) from Coventry consistent with the obligations under our quota-share agreement, as if the periods represented an entire contract period. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $140.0 million in the third quarter of 2006, up 13 percent from 2005 and was $406.8 million in the first nine months of 2006, up 13 percent from 2005. The average balance of general account invested assets was $9.7 billion and $8.7 billion in the third quarters of 2006 and 2005, respectively. The average yield on these assets was 5.8 percent and 5.7 percent in the third quarters of 2006 and 2005, respectively. The average balance of general account invested assets was $9.5 billion and $8.5 billion in the first nine months of 2006 and 2005, respectively. The average yield on these assets was 5.7 percent and 5.6 percent in the first nine months of 2006 and 2005, respectively. The increase in general account invested assets is primarily due to sales of our annuity products in recent periods.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Investment gains (losses) related to equity-indexed products were $3.6 million and $1.3 million in the third quarters of 2006 and 2005, respectively; and $1.5 million and $(2.5) million in the first nine months of 2006 and 2005, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

     Fee and other income increased to $1.5 million in the third quarter of 2006, compared to $.3 million in the same period of 2005 and increased to $5.2 million in the first nine months of 2006, compared to $.7 million in the same period of 2005. During the three and nine months ended September 30, 2006, we recognized fee income of $1.2 million and $4.1 million, respectively, pursuant to the agreements described above under "Accounting for the marketing and quota-share agreement with Coventry".

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. The benefit ratio in the first nine months of 2006 reflected a $10.1 million claim reserve redundancy while the 2005 period reflected a $2.3 million claim reserve deficiency resulting from the development of our prior period reserve estimates. Excluding the benefit recognized from the prior period redundancy of our claim reserves, our benefit ratio would have been 69.0 percent in the first nine months of 2006, consistent with our expectations as a result of the premium rate increases implemented in recent periods.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous lower-priced products. These new products have been approved by the regulatory authorities in 49 states and the District of Columbia. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 98.2 percent and 93.9 percent in the third quarters of 2006 and 2005, respectively, and 97.0 percent and 92.7 percent in the first nine months of 2006 and 2005, respectively. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 68.8 percent and 65.1 percent in the third quarters of 2006 and 2005, respectively, and 67.5 percent and 64.4 percent in the first nine months of 2006 and 2005, respectively. We experienced an increase in the number of incurred claims in the second and third quarters of 2006.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. This rate increase process is proceeding according to plan and, to date, we have received approval for approximately 80 percent of the total dollar amount of our requested rate increases. The rate increases became effective for approximately 75 percent of the impacted inforce block through September 30, 2006. We expect the execution of our premium rate increases will continue for the next three quarters given the timing of the implementation as a result of the regulatory approvals. These rate increases are generally consistent with the assumptions used to determine the value of policies inforce at the Effective Date and the value of our insurance liabilities.

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

     The loss ratio for other health products was affected by the experience on the Medicare Part D quota-share agreement described above under "Accounting for marketing and quota-share agreements with Coventry". During the three and nine months ended September 30, 2006, we recognized insurance policy income of $21.5 million and $61.3 million, respectively, related to the Part D program. The benefit ratio on this business was 82.1 percent and 88.1 percent in the three and nine months ended September 30, 2006, respectively, and is expected to decline throughout the remainder of the year.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $44.4 million in the third quarter of 2006, up 4.0 percent from 2005 and were $129.6 million in the first nine months of 2006, up 5.5 percent from 2005. The increase is primarily due to increases in annuity reserves (resulting from higher sales of these products). The weighted average crediting rates for these products were 3.7 percent and 3.8 percent in the third quarters of 2006 and 2005, respectively, and 3.6 percent and 3.7 percent in the first nine months of 2006 and 2005, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $56.8 million and $54.5 million in the third quarters of 2006 and 2005, respectively, and $179.3 million and $146.3 million in the first nine months of 2006 and 2005, respectively. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. However,

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

during the first six months of 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $7.9 million in the first six months of 2006. The lapses of our Medicare supplement products in the first six months of 2006 were higher than our historical lapse experience. We believe such increases were partially related to the premium rate increases we implemented in recent periods and competition from companies offering Medicare Advantage products. Our lapse experience in the third quarter of 2006 was consistent with our expectations.

     A review of our traditional life business resulted in the recognition of additional amortization expense of $4.4 million in the third quarter of 2005 to reflect revisions to our calculations related to prior period amounts. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Other operating costs and expenses in our Bankers Life segment were $43.9 million in the third quarter of 2006, up 8.9 percent from 2005 and were $126.9 million in the first nine months of 2006, up 9.4 percent from 2005. Other operating costs and expenses include the following (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
       Expenses related to distribution and quota-share
          reinsurance agreements with Coventry................    $ 4.3            $ -         $ 11.1             $  -
       Commission expense.....................................      7.1              6.6         20.5               14.8
       Other operating expenses...............................     32.5             33.7         95.3              101.2
                                                                  -----            -----       ------             ------

          Total...............................................    $43.9            $40.3       $126.9             $116.0
                                                                  =====            =====       ======             ======

     Net realized investment losses fluctuate each period. During the nine months ended September 30, 2006, net realized investment losses in this segment included $7.7 million of net losses from the sales of investments (primarily fixed maturities), and $.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the nine months ended September 30, 2005, net realized investment losses in this segment included $.6 million of net losses from the sales of investments (primarily fixed maturities). There were no writedowns of investments in the first nine months of 2005.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.2 million and $.6 in the third quarters of 2006 and 2005, respectively, and $1.2 million and $.5 million in the first nine months of 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Premium collections:
     Annuities..............................................   $   182.8        $    43.3    $   311.4         $    96.7
     Supplemental health....................................       145.5            160.2        458.4             500.8
     Life...................................................        78.3             86.0        240.7             258.7
                                                               ---------        ---------    ---------         ---------

       Total collections....................................   $   406.6        $   289.5    $ 1,010.5         $   856.2
                                                               =========        =========    =========         =========

Average liabilities for insurance products:
     Annuities:
       Mortality based......................................   $   240.1        $   264.6    $   242.4         $   277.1
       Equity-indexed.......................................     1,270.4          1,330.4      1,291.3           1,362.1
       Deposit based........................................     3,099.4          3,426.0      3,192.3           3,503.0
       Separate accounts and investment trust liabilities...        28.9             30.0         29.4              30.9
     Health.................................................     2,377.3          2,374.1      2,379.6           2,374.3
     Life:
       Interest sensitive...................................     3,046.4          3,116.2      3,059.4           3,128.3
       Non-interest sensitive...............................     1,407.3          1,422.0      1,428.8           1,427.1
                                                               ---------        ---------    ---------         ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded.........................   $11,469.8        $11,963.3    $11,623.2         $12,102.8
                                                               =========        =========    =========         =========

Revenues:
   Insurance policy income..................................   $   245.9        $   266.8    $   749.7         $   808.8
   Net investment income:
     General account invested assets........................       174.9            186.4        525.6             543.1
     Equity-indexed products................................        12.1              2.8          3.1             (14.9)
     Trading account income related to policyholder
       and reinsurer accounts...............................         5.6             (1.0)         3.4              (3.4)
     Change in value of embedded derivatives related
       to modified coinsurance agreements...................        (3.3)             2.3           .5               1.3
   Fee revenue and other income.............................          .8               .5          1.1               1.6
                                                               ---------        ---------    ---------         ---------

       Total revenues.......................................       436.0            457.8      1,283.4           1,336.5
                                                               ---------        ---------    ---------         ---------

Expenses:
   Insurance policy benefits................................       184.1            203.1        560.2             608.6
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products...................        62.0             64.3        183.4             193.2
     Equity-indexed products................................        22.5              9.8         25.9               5.0
   Amortization related to operations.......................        42.3             43.8        134.5             124.5
   Interest expense on investment borrowings................          .1               .6           .6               4.8
   Costs related to the tentative litigation
     settlement.............................................         -                1.2        165.8               4.2
   Other operating costs and expenses.......................        66.5             67.9        204.9             198.6
                                                               ---------        ---------    ---------         ---------

       Total expenses.......................................       377.5            390.7      1,275.3           1,138.9
                                                               ---------        ---------    ---------         ---------

Income before net realized investment gains (losses),
   net of related amortization, and income taxes............        58.5             67.1          8.1             197.6
                                                               ---------        ---------    ---------         ---------

   Net realized investment gains (losses)...................        (4.4)            (3.0)       (13.5)               .8
   Amortization related to net realized investment
     gains (losses).........................................          .3               .2          4.8                .7
                                                               ---------        ---------    ---------         ---------

       Net realized investment gains (losses), net of related
         amortization.......................................        (4.1)            (2.8)        (8.7)              1.5
                                                               ---------        ---------    ---------         ---------

Income (loss) before income taxes...........................   $    54.4        $    64.3    $     (.6)        $   199.1
                                                               =========        =========    =========         =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits..............................   $109.9           $115.3       $332.7              $347.3
       Benefit ratio (a)......................................    71.5%            69.0%        70.7%               68.2%

     Medicare supplement:
       Insurance policy benefits..............................    $41.2            $45.3       $119.0              $137.2
       Benefit ratio (a)......................................    66.8%            60.9%        61.3%               59.6%

     Specified disease:
       Insurance policy benefits..............................    $65.7            $67.7       $206.3              $202.2
       Benefit ratio (a)......................................    73.6%            75.8%        77.0%               75.1%
       Interest-adjusted benefit ratio (b)....................    41.2%            44.5%        45.1%               44.1%

     Other:
       Insurance policy benefits..............................     $3.0             $2.3         $7.4                $7.9
       Benefit ratio(a).......................................   108.9%            64.5%        85.1%               77.8%

-------------
   (a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

   (b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $28.9 million and $28.0 million in the three months ended September 30, 2006 and 2005, respectively, and $85.4 million and $83.5 million in the nine months ended September 30, 2006 and 2005, respectively.

     Total premium collections were $406.6 million in the third quarter of 2006, up 40 percent from 2005 and were $1,010.5 million in the first nine months of 2006, up 18 percent from 2005. This increase was primarily due to higher premium collections from our equity-indexed products partially offset by lower premium collections from Medicare supplement products, due to lapses following rate increases in 2005 and 2006. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $11.5 billion in the third quarter of 2006, down 4.1 percent from 2005. Average liabilities for insurance products, net of reinsurance ceded were $11.6 billion in the first nine months of 2006, down 4.0 percent from 2005. The decrease in such liabilities was due primarily to policyholder redemptions and lapses exceeding sales in this segment.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease is primarily due to lower premium income from Medicare supplement products, due to lapses following rate increases in 2005 and 2006. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $174.9 million in the third quarter of 2006, down 6.2 percent from 2005 and was $525.6 million in the first

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

nine months of 2006, down 3.2 percent from 2005. The average balance of general account invested assets was $11.7 billion and $11.9 billion in the third quarters of 2006 and 2005, respectively. The average yield on these assets was
6.0 percent and 6.2 percent in the third quarters of 2006 and 2005, respectively. The average balance of general account invested assets was $11.8 billion and $12.2 billion in the first nine months of 2006 and 2005, respectively. The average yield on these assets was 6.0 percent in both the first nine months of 2006 and 2005. This segment's investment income in the first nine months of 2006 included the recognition in income of $5.6 million ($.4 million in the third quarter of 2006) related to: (i) investments (which had a par value in excess of the cost basis) which were called or prepaid by the issuer; and (ii) income on defaulted investments. Investment income in the first nine months of 2005 included the recognition in income of $17.5 million ($10.5 million in the third quarter of 2005) related to investments which were called or prepaid by the issuer. The yield in the 2006 periods also reflects general increases in investment interest rates in recent periods. The additional investment income was partially offset by approximately $2.7 million and $7.3 million of additional amortization expense in the first nine months of 2006 and 2005, respectively, ($.2 million and $5.0 million in the third quarters of 2006 and 2005, respectively) to reflect the higher resulting gross profits for universal life and investment-type products.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $7.8 million and $5.4 million in the third quarters of 2006 and 2005, respectively; and $5.2 million and $(11.4) million in the nine months ended September 30, 2006 and 2005, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account gains (losses) were $4.3 million and $(2.6) million in the third quarters of 2006 and 2005, respectively and were $(2.1) million and $(3.5) million in the first nine months of 2006 and 2005, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

     Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income. The benefit ratios on Conseco Insurance Group's Medicare supplement products in the first six months of 2006 and in the 2005 periods were impacted by an increase in policyholder lapses. The release of the policy benefit reserve related to the lapsed business contributed to the lower benefit ratios in these periods (although such release was substantially offset by additional amortization of insurance acquisition costs). The lapse experience in the third quarter of 2006 returned to levels

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

that were in line with our expectations. Without the release of policy reserves for higher-than-expected lapses, the loss ratio increased in the three months ended September 30, 2006 (with a corresponding decrease in amortization of insurance acquisition costs). The benefit ratio in the first nine months of 2006 and 2005 reflected claim reserve redundancies of $5.4 million and $6.3 million, respectively, resulting from the favorable development of our prior period reserve estimates. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The benefit ratio for the first six months of 2006 was unfavorably affected by higher persistency of older policies which have higher benefit ratios than newer policies. In addition, the benefit ratio in the first six months of 2006 reflects an increase in reported claims. We have reflected the new pattern of reported claims in the assumptions we use to estimate the reserves for claims that have occurred but have not yet been reported to the Company. During the third quarter of 2006, the benefit ratio decreased, reflecting lower paid claims. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $62.0 million in the third quarter of 2006, down 3.6 percent from 2005 and were $183.4 million in the first nine months of 2006, down 5.1 percent from 2005. The decrease was primarily due to a smaller block of annuity business inforce. The weighted average crediting rate for these products was 4.0 percent in both the first nine months of 2006 and 2005.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Other operating costs and expenses were $66.5 million in the third quarter of 2006, down 2.1 percent from 2005 and were $204.9 million in the first nine months of 2006, up 3.2 percent from 2005. Operating expenses in the first nine months of 2005 reflected reductions related to expense recoveries associated with the Predecessor's bankruptcy of $7.6 million. Other operating costs and expenses include commission expense of $21.8 million and $22.6 million in the three months ended September 30, 2006 and 2005, respectively and $65.9 million and $71.1 million in the nine months ended September 30, 2006 and 2005, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first nine months of 2006, net realized investment losses included $10.3 million of net losses from the sales of investments (primarily fixed maturities), and $3.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the nine months ended September 30, 2005, net realized investment gains included $3.6 million of net gains from the sales of investments (primarily fixed maturities), net of $2.8 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.3 million and $.2 million in the third quarters of 2006 and 2005, respectively and $4.8 million and $.7 million in the nine months ended September 30, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                   --------------------         -----------------------
                                                                   2006            2005         2006               2005
                                                                   ----            ----         ----               ----
Premium collections:
     Long-term care........................................     $   79.6        $   86.4      $  247.1           $  266.4
     Major medical.........................................           .8              .7           4.1                2.0
                                                                --------        --------      --------           --------

          Total collections.................................    $   80.4        $   87.1      $  251.2           $  268.4
                                                                ========        ========      ========           ========

Average liabilities for insurance products:
     Long-term care.........................................    $3,212.2        $3,285.2      $3,225.9           $3,297.4
     Major medical..........................................        29.4            37.8          29.4               44.9
                                                                --------        --------      --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded......................    $3,241.6        $3,323.0      $3,255.3           $3,342.3
                                                                ========        ========      ========           ========

Revenues:
     Insurance policy income................................    $   83.4        $   91.1      $  254.4           $  272.4
     Net investment income on general account invested
       assets...............................................        44.6            45.4         133.9              133.4
     Fee revenue and other income...........................          .1              .1            .3                 .4
                                                                --------        --------      --------           --------

         Total revenues.....................................       128.1           136.6         388.6              406.2
                                                                --------        --------      --------           --------

Expenses:
     Insurance policy benefits..............................       113.4            90.6         294.6              264.8
     Amortization related to operations.....................         5.6             7.5          12.6               18.1
     Other operating costs and expenses.....................        22.1            22.1          66.0               64.0
                                                                --------        --------      --------           --------

         Total expenses.....................................       141.1           120.2         373.2              346.9
                                                                --------        --------      --------           --------

         Income (loss) before net realized investment
           gains (losses) and income taxes..................       (13.0)           16.4          15.4               59.3

     Net realized investment gains (losses).................       (10.8)            (.3)         (6.8)               4.2
                                                                --------        --------      --------           --------

         Income (loss) before income taxes..................    $  (23.8)       $   16.1      $    8.6           $   63.5
                                                                ========        ========      ========           ========

Health benefit ratios:
       Insurance policy benefits............................      $113.4           $90.6        $294.6             $264.8
       Benefit ratio (a)....................................      136.0%           99.5%        115.8%              97.2%
       Interest-adjusted benefit ratio (b)..................       83.1%           50.5%         63.8%              49.1%

-----------
   (a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

   (b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing such insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in the change in reserve will be partially offset by investment income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $44.1 million and $44.7 million in the three months ended September 30, 2006 and 2005, respectively and $132.3 million and $131.1 million in the nine months ended September 30, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections were $80.4 million in the third quarter of 2006, down 7.7 percent from 2005 and were $251.2 million in the first nine months of 2006, down 6.4 percent from 2005. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $3.2 billion in the third quarter of 2006, down 2.2 percent from 2005. Average liabilities of insurance products, net of reinsurance ceded were $3.3 billion in the first nine months of 2006, down 2.6 percent from 2005.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $44.6 million and $45.4 million in the third quarters of 2006 and 2005, respectively, and was $133.9 million in the first nine months of 2006, up .4 percent from 2005. The average balance of general account invested assets was $3.0 billion and $2.9 billion in the third quarters of 2006 and 2005, respectively. The average yield on these assets was 5.9 percent and 6.2 percent in the third quarters of 2006 and 2005, respectively. The average balance of general account invested assets was $3.0 billion in both the first nine months of 2006 and 2005. The average yield on these assets was 5.9 percent and 6.0 percent in the first nine months of 2006 and 2005, respectively. The yield in 2006 was impacted by income of $.6 million ($.1 million in the third quarter of 2006) related to investments that were in default or which were called or prepaid by the issuer. The yield in the 2005 periods was impacted by income of $2.8 million ($2.1 million in the third quarter of 2005) for investments (which had a par value in excess of the cost basis) which were called or prepaid during the first nine months of 2005.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below related to benefit ratios in the blocks of long-term care business included in this segment. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income.

     This segment includes long-term care insurance inforce, which was primarily issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In particular, we have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. This adverse experience is reflected in the higher insurance policy benefits experienced in the second and third quarters of 2006. In addition, we experienced higher than expected persistency in this block of business in the third quarter of 2006. A small variance in persistency can have a significant impact on our earnings during a quarter, as reserves accumulated over the life of a policy are released when coverage terminates. The effect of changes in persistency will vary based on the mix of business that persists. For example, if policies with higher reserves are persisting and policies with lower reserves are lapsing, our earnings could be adversely affected. We estimate that our income before income taxes would be adversely affected by approximately $10 million in any period that persistency is 40 basis points higher than our original assumptions and such variance is spread evenly over the mix of business in this block. We also estimate that persistency, which is 40 basis points lower than our assumptions, would favorably affect earnings by a similar amount. The increase in insurance policy benefits in the third quarter of 2006 reflected:

   (i) The lapse experience on this block of business has been less than our expectations, resulting in approximately $9 million less reserve releases for terminated policies than expected.

   (ii) Prior period estimates of claim reserves proved to be deficient (net of the positive impact of certain refinements to estimates of approximately $6 million), resulting in an increase to insurance policy benefits of approximately $11 million.

   (iii) An increased number of initial claims were incurred in the third quarter of 2006, resulting in an increase to insurance policy benefits of approximately $2 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. We have filed, or plan to file, approximately 350 requests for rate increases on various long-term care products in this segment as we believe the existing rates are too low. In many instances, we are requesting three years of consecutive rate increases. We estimate that our revenue could ultimately increase by approximately $35 million per year as a result of the first round of rate increases, if the rate increases are approved and the policyholders accept the increases as we expect (some policyholders will choose to reduce benefits (and therefore their premiums) and others will choose to allow their policies to lapse). The impact of the second and third year rate increases will be somewhat smaller as the block continues to run off. To date, we have received approvals to increase rates equivalent to approximately 20 percent of our $35 million estimate. The effects of the approved rate increases are expected to be realized over the next year, as we are only able to increase rates on a policy's anniversary date. The remaining first round rate increase filings are expected to be filed and approved over the next 15 months, and the full effect of the first year of rate increases will take approximately two years to be fully realized. The full effect of all three years of rate increases will take as long as five years to be fully realized. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is possible that we will not be able to obtain approval for rate increases currently pending or for the additional rate increases we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to establish a premium deficiency reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

     We have recently started several projects that we believe will improve our claim adjudication procedures and could improve the profitability of this block over time.

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

     Policyholders selecting option one or option two are entitled to receive a contingent non-forfeiture benefit if their policy subsequently lapses. In addition, policyholders may change their initial election any time up to 30 days prior to the anniversary date of their policies. We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005. The implementation of these premium adjustments will be substantially complete at December 31, 2006. We did not make any adjustments to the insurance liabilities when these elections were made. The changes in reserves due to the structural changes arising from such elections are being recognized prospectively over the expected remaining life of the policies pursuant to the lock-in concept of Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" and related interpretive accounting and actuarial guidance.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The benefit ratio on our Other Business in Run-off segment was 136.0 percent and 99.5 percent in the third quarters of 2006 and 2005, respectively, and 115.8 percent and 97.2 percent in the first nine months of 2006 and 2005, respectively. These ratios reflect the significantly higher level of incurred claims experienced in the second and third quarters of 2006 resulting from an increase in the number of new claims reported to the Company during the quarter and adverse development of prior period claim reserves. During the second quarter of 2006, we recognized additional expense of approximately $4 million related to an increase in new claims over our expectations and approximately $20 million for the adverse development of prior period reserves.

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

     Amortization related to operations includes amortization of insurance acquisition costs. Fluctuations in amortization of insurance acquisition costs in this segment generally correspond with changes in lapse experience.

       Other operating costs and expenses in the third quarter of 2006 were comparable to the same period in 2005 and were $66.0 million in the first nine months of 2006, up 3.1 percent from 2005. Other operating costs and expenses include commission expense of $8.9 million and $10.0 million in the three months ended September 30, 2006 and 2005, respectively, and $27.6 million and $30.0 million in the nine months ended September 30, 2006 and 2005, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first nine months of 2006, net realized investment gains included $.9 million of net gains from the sales of investments (primarily fixed maturities), net of $7.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the nine months ended September 30, 2005, we recognized net realized investment gains in this segment of $4.2 million from the sales of investments (primarily fixed maturities). There were no such writedowns in the first nine months of 2005.

Corporate Operations (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------           -------------------
                                                                    2006           2005           2006           2005
                                                                    ----           ----           ----           ----
Corporate operations:
    Interest expense on corporate debt........................     $(12.5)        $(12.1)        $(36.9)       $(37.2)
    Net investment income ....................................        1.1            1.7            2.9           5.5
    Fee revenue and other income..............................        2.3           11.0            7.2          17.3
    Net operating results of variable interest entity.........        2.8            -              3.8           -
    Costs related to the tentative litigation settlement......        -             (1.3)          (8.9)         (4.2)
    Loss on extinguishment of debt............................        -             (3.7)           -            (3.7)
    Other operating costs and expenses........................      (14.3)         (12.5)         (31.7)        (38.0)
                                                                   ------         ------         ------        ------

      Loss before net realized investment losses and
        income taxes..........................................      (20.6)         (16.9)         (63.6)        (60.3)
    Net realized investment losses............................        (.1)            -             (.1)         (1.3)
                                                                   ------         ------         ------        -------

      Loss before income taxes................................     $(20.7)        $(16.9)        $(63.7)       $(61.6)
                                                                   ======         ======         ======        ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Interest expense on corporate debt was impacted by the issuance of the Debentures and our Amended Credit Facility in August 2005. Our average corporate debt outstanding was $823.4 million and $769.1 million during the first nine months of 2006 and 2005, respectively. The average interest rate on our debt was
5.5 percent and 6.1 percent during the first nine months of 2006 and 2005, respectively.

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

     Net operating results of variable interest entity represents the operating results of a variable interest entity ("VIE"). The VIE is consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities", revised December 2003 ("FIN 46R"). Although we do not control this entity, we consolidate it because we are the primary beneficiary. This entity was established to issue securities and use the proceeds to invest in loans and other permitted assets. Such consolidation requirements did not have a material impact on our financial condition or results of operations.

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

     Loss on extinguishment of debt of $3.7 million in the three and nine months ended September 30, 2005, resulted from the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the Amended Credit Facility.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

     In December 2004, the FASB issued SFAS 123R, which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In the three and nine months ended September 30, 2006, we recognized compensation expense related to stock options totaling $1.9 million and $4.8 million, respectively. Refer to the note to our consolidated financial statements entitled "Stock-Based Compensation" for further discussion of our share-based payments.

     Net realized investment losses in the first nine months of 2006 and 2005 included $.1 million of losses from the sale of an investment and $1.3 million of writedowns due to an other-than-temporary decline in value of certain investments, respectively.

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

     Our insurance segments sell products through three primary distribution channels -- career agents and direct marketing (our Bankers Life segment) and independent producers (our Conseco Insurance Group segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Bankers Life's direct marketing distribution channel is engaged primarily in the sale of "graded benefit life" and simplified issue life insurance policies which are sold directly to the policyholder. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities.

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. Our insurance companies' financial strength ratings were downgraded by all of the major rating agencies beginning in July 2002, in connection with the financial distress that ultimately led to our Predecessor's bankruptcy. In the second quarter of 2004, such ratings of our primary insurance subsidiaries (except Conseco Senior) were upgraded by A.M. Best, S&P and Moody's. Moody's again upgraded the ratings of our primary insurance subsidiaries (except Conseco Senior) in the third quarter of 2004 and the first quarter of 2006. The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)", "BB+" and "Baa3", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. On October 2, 2006, A.M. Best affirmed the financial strength ratings of our primary insurance subsidiaries and indicated the likely timeframe for an upgrade was 18-24 months. A.M. Best also provided likely metrics Conseco would need to meet to: (i) maintain a positive outlook; or (ii) receive an upgrade. For a description of these ratings and additional information on our ratings, see "Liquidity for Insurance Operations."

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                   --------------------         ---------------------
                                                                   2006            2005         2006             2005
                                                                   ----            ----         ----             ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).............................     $ 81.8          $ 29.7       $  210.4       $   69.8
                                                                  ------          ------       --------       --------

     Other fixed (first-year)................................      195.5           197.0          536.7          614.9
     Other fixed (renewal)...................................         .9              -             2.8            2.3
                                                                  ------          ------       --------       --------
       Subtotal - other fixed annuities......................      196.4           197.0          539.5          617.2
                                                                  ------          ------       --------       --------

       Total annuities.......................................      278.2           226.7          749.9          687.0
                                                                  ------          ------       --------       --------

   Supplemental health:
     Medicare supplement (first-year)........................       23.2            18.2           72.5           53.5
     Medicare supplement (renewal)...........................      126.2           140.9          407.6          435.2
                                                                  ------          ------       --------       --------
       Subtotal - Medicare supplement........................      149.4           159.1          480.1          488.7
                                                                  ------          ------       --------       --------
     Long-term care (first-year).............................       12.0            15.9           39.3           50.1
     Long-term care (renewal)................................      133.0           124.9          402.9          373.0
                                                                  ------          ------       --------       --------
       Subtotal - long-term care.............................      145.0           140.8          442.2          423.1
                                                                  ------          ------       --------       --------
     Other health (first-year)...............................       21.2              .3           59.7             .8
     Other health (renewal)..................................        2.5             2.7            7.7            8.4
                                                                  ------          ------       --------       --------
       Subtotal - other health...............................       23.7             3.0           67.4            9.2
                                                                  ------          ------       --------       --------

       Total supplemental health.............................      318.1           302.9          989.7          921.0
                                                                  ------          ------       --------       --------

   Life insurance:
     First-year..............................................       30.2            27.4           85.4           66.5
     Renewal.................................................       43.0            38.4          122.6          103.6
                                                                  ------          ------       --------       --------

       Total life insurance..................................       73.2            65.8          208.0          170.1
                                                                  ------          ------       --------       --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products...................................       363.9           288.5        1,004.0          855.6
     Total renewal premium collections on
       insurance products....................................      305.6           306.9          943.6          922.5
                                                                  ------          ------       --------       --------

       Total collections on insurance products...............     $669.5          $595.4       $1,947.6       $1,778.1
                                                                  ======          ======       ========       ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections increased 23 percent, to $278.2 million, in the third quarter of 2006, and 9.2 percent, to $749.9 million, in the first nine months of 2006, as compared to the same periods in 2005. Premium collections from our equity-indexed products were favorably impacted in 2006 by: (i) the introduction of new equity-indexed products in late 2005; and (ii) the general stock market performance in recent periods which has made these products attractive to certain customers.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agents.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 6.1 percent, to $149.4 million, in the third quarter of 2006, and 1.8 percent, to $480.1 million, in the first nine months of 2006, as compared to the same periods in 2005. During the first six months of 2006, we experienced higher lapses than we anticipated. We believe the increase was partially due to the premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products. Our lapse experience in the third quarter of 2006 was consistent with our expectations.

     Premiums collected on Bankers Life's long-term care policies increased 3.0 percent, to $145.0 million, in the third quarter of 2006, and 4.5 percent, to $442.2 million, in the first nine months of 2006, compared to the same periods in 2005 primarily due to higher premiums associated with the policies that were impacted by the rate increases which became effective in the second and third quarters of 2006.

     Other health products in the three and nine months ended September 30, 2006 include $20.8 million and $58.9 million, respectively, of first-year premiums collected pursuant to the quota-share reinsurance agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry." The remaining collected premiums relate to other health products which we no longer actively market.

     Life products in this segment are sold primarily to the senior market through our career agents and our direct response distribution channel. Life premiums collected in this segment increased 11 percent, to $73.2 million, in the third quarter of 2006, and 22 percent, to $208.0 million, in the first nine months of 2006, compared to the same periods in 2005, due to an increased focus on life products, including the introduction in the first quarter of 2005 of a new single premium whole life product and increased advertising in our direct response marketing. The new single premium whole life products accounted for $11.0 million and $13.0 million of our collected premiums in the third quarters of 2006 and 2005, respectively, and $32.9 million and $24.1 million, in the first nine months of 2006 and 2005, respectively. Graded benefit life products sold through our direct response marketing channel accounted for $24.3 million and $21.5 million of our total collected premiums in the third quarters of 2006 and 2005, respectively, and $66.7 million and $58.1 million, in the first nine months of 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                 ----------------------         -----------------------
                                                                 2006              2005         2006               2005
                                                                 ----              ----         ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..............................   $166.3           $ 24.9      $  264.2          $ 64.7
     Equity-indexed (renewal).................................      1.9              2.1           7.2             7.7
                                                                 ------           ------      --------          ------
       Subtotal - equity-indexed annuities....................    168.2             27.0         271.4            72.4
                                                                 ------           ------      --------          ------
     Other fixed (first-year).................................     12.5             14.4          33.2            16.5
     Other fixed (renewal)....................................      2.1              1.9           6.8             7.8
                                                                 ------           ------      --------          ------
       Subtotal - other fixed annuities.......................     14.6             16.3          40.0            24.3
                                                                 ------           ------      --------          ------

       Total annuities........................................    182.8             43.3         311.4            96.7
                                                                 ------           ------      --------          ------

   Supplemental health:
     Medicare supplement (first-year).........................      6.5              4.1          22.7            10.5
     Medicare supplement (renewal)............................     48.1             64.4         159.7           209.9
                                                                 ------           ------      --------          ------
       Subtotal - Medicare supplement.........................     54.6             68.5         182.4           220.4
                                                                 ------           ------      --------          ------
     Specified disease (first-year)...........................      6.8              7.2          21.0            23.2
     Specified disease (renewal)..............................     81.3             81.3         247.3           247.8
                                                                 ------           ------      --------          ------
       Subtotal - specified disease...........................     88.1             88.5         268.3           271.0
                                                                 ------           ------      --------          ------
     Other health (renewal)...................................      2.8              3.2           7.7             9.4
                                                                 ------           ------      --------          ------

       Total supplemental health..............................    145.5            160.2         458.4           500.8
                                                                 ------           ------      --------          ------

   Life insurance:
     First-year...............................................      1.7              1.7           5.1             6.6
     Renewal..................................................     76.6             84.3         235.6           252.1
                                                                 ------           ------      --------          ------

       Total life insurance...................................     78.3             86.0         240.7           258.7
                                                                 ------           ------      --------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products....................................     193.8             52.3         346.2           121.5
     Total renewal premium collections on
       insurance products.....................................    212.8            237.2         664.3           734.7
                                                                 ------           ------      --------          ------

       Total collections on insurance products................   $406.6           $289.5      $1,010.5          $856.2
                                                                 ======           ======      ========          ======

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment increased 322 percent, to $182.8 million, in the third quarter of 2006, and 222 percent, to $311.4 million, in the first nine months of 2006, compared to the same periods in 2005, due to: (i) increased sales efforts in this segment; (ii) expanded product offerings; (iii) attractive crediting rates on certain products; and (iv) the general stock market performance in recent periods which has made these products attractive to certain customers.

     The accumulation value of equity-indexed annuities is credited with interest at an annual guaranteed minimum rate of 3 percent (or, including the effect of applicable sales loads, a 1.7 percent compound average interest rate over the term of the contracts). These annuities provide for potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for these products increased 523 percent, to $168.2 million, in the third quarter of 2006, and 275 percent, to $271.4 million, in the first nine months of 2006, compared to the same periods in 2005 due to the recent introduction of several new products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased 10 percent, to $14.6 million, in the third quarter of 2006, and increased 65 percent to $40.0 million in the first nine months of 2006, compared to the same periods in 2005. During the last six months of 2005, sales of these products increased primarily due to attractive crediting rates on certain products. Sales of these products in the first nine months of 2006 increased over the comparable period in 2005 primarily due to increased sales efforts.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 20 percent, to $54.6 million, in the third quarter of 2006, and 17 percent to $182.4 million in the first nine months of 2006, compared to the same periods in 2005. We have experienced higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products in the 2006 periods were slightly lower than the comparable periods in 2005.

     Premiums collected from other health products decreased 13 percent, to $2.8 million, in the third quarter of 2006, and 18 percent to $7.7 million in the first nine months of 2006, compared to the same periods in 2005 because we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 9.0 percent, to $78.3 million, in the third quarter of 2006, and 7.0 percent to $240.7 million in the first nine months of 2006, compared to the same periods in 2005.

Other Business in Run-off  (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                   --------------------          --------------------
                                                                    2006           2005          2006            2005
                                                                    ----           ----          ----            ----
Premiums collected by product:

   Long-term care (renewal)....................................     $79.6          $86.4        $247.1          $266.4

   Major medical (renewal).....................................        .8             .7           4.1             2.0
                                                                    -----          -----        ------          ------

     Total renewal premium collections on insurance products...     $80.4          $87.1        $251.2          $268.4
                                                                    =====          =====        ======          ======

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 7.9 percent, to $79.6 million, in the third quarter of 2006, and 7.2 percent to $247.1 million in the first nine months of 2006, compared to the same periods in 2005. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in the second quarter of 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

       LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2006 and December 31, 2005, primarily reflect: (i) our net income for the nine months ended September 30, 2006; (ii) a reduction to our deferred income tax valuation allowance recorded in additional paid-in capital; and (iii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2006, we decreased the carrying value of such investments by $148.6 million as a result of this fair value adjustment.

     Our capital structure as of September 30, 2006, and December 31, 2005, was as follows (dollars in millions):

                                                                            September 30,    December 31,
                                                                                2006             2005
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  805.6         $  851.5

    Shareholders' equity:
       Preferred stock.....................................................      667.8            667.8
       Common stock........................................................        1.5              1.5
       Additional paid-in capital..........................................    3,468.3          3,194.1
       Accumulated other comprehensive income (loss).......................      (71.8)            71.7
       Retained earnings...................................................      646.9            584.7
                                                                              --------         --------

          Total shareholders' equity.......................................    4,712.7          4,519.8
                                                                              --------         --------

          Total capital....................................................   $5,518.3         $5,371.3
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2006, and as of and for the year ended December 31, 2005:

                                                                                              September 30,   December 31,
                                                                                                  2006            2005
                                                                                                  ----            ----
Book value per common share...................................................................    $26.62          $25.42
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     27.10           24.95

Ratio of earnings to fixed charges............................................................      1.38x           2.03x

Ratio of earnings to fixed charges and preferred dividends....................................      1.23x           1.81x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       15%             16%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       14%             16%
   Corporate debt and preferred stock to total capital........................................       27%             28%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (loss) (a)..........................................................       26%             29%

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

     On October 2, 2006, A.M. Best affirmed the financial strength rating of "B++ (Very Good)" of our primary insurance subsidiaries, except Conseco Senior, whose "B (Fair)" rating was affirmed by A.M. Best. A.M. Best also affirmed the outlook for the ratings of our primary insurance subsidiaries is positive, except for Conseco Senior, whose outlook of stable was affirmed. A.M. Best also noted that the likely timeframe for a potential upgrade of our primary insurance subsidiaries would be 18 to 24 months. A.M. Best also provided likely metrics Conseco would need to meet to: (i) maintain a positive outlook; or (ii) receive an upgrade. A.M. Best stated they would likely revise our current positive outlook rating to stable if one or more of the following occur:

   - The long-term care business in the Business in Run-off segment generates GAAP operating earnings less than $40 million in 2006 or 2007, or requires aggregate capital infusions greater than $50 million over the next two years. (The pre-tax operating earnings for this segment were $15.4 million for the nine months ended September 30, 2006).

   - Failure to achieve combined pre-tax statutory operating earnings growth (excluding surplus note interest) of at least 15 percent in 2007.

   - A decline in the Conseco Insurance Group segment's GAAP operating earnings (excluding the one-time litigation settlement charge) below $200 million for 2006 and $220 million for 2007. (The pre-tax operating earnings for this segment (excluding the one-time litigation settlement charge) were $165.1 million for the nine months ended September 30,
        2006).

     A.M. Best stated they would likely upgrade Conseco's ratings if the following occur:

   - Consolidated and stand-alone statutory capitalization levels generally meet or exceed present levels (including planned capital contributions from the refinancing transactions which occurred in October 2006). This assumes positive statutory earnings trends on an aggregate basis.

   - The long-term care business in the Business in Run-off segment continues to generate GAAP operating earnings in excess of $50 million with no material (greater than $50 million) statutory capital infusions required over the next two years. (The pre-tax operating earnings for this segment were $15.4 million for the nine months ended September 30,
        2006).

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

   - GAAP operating earnings for the Bankers Life segment of at least $270 million for 2006 and 2007. (The pre-tax operating earnings for this segment were $205.5 million for the nine months ended September 30,
        2006).

   - GAAP operating earnings for the Conseco Insurance Group segment of at least $220 million for 2006 (excluding the one-time litigation settlement charge) and $240 million for 2007 with improving expense ratios. (The pre-tax operating earnings for this segment (excluding the one-time litigation settlement charge) were $165.1 million for the nine months ended September 30, 2006).

   - Overall annual sales growth of 8 to 10 percent with positive sales trends in the Bankers Life and Conseco Insurance Group segments. (Our overall sales growth exceeded this metric in the third quarter of 2006).

   - Maintain financial leverage below 25 percent with EBIT interest coverage of at least five times. (We are exceeding these requirements at September 30, 2006).

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

     State laws generally give state insurance regulatory agencies broad authority to protect policyholders in their

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

jurisdictions. Regulators have used this authority in the past to restrict the ability of our insurance subsidiaries to pay any dividends or other amounts to any non-insurance company parent without prior approval. We cannot be assured that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

     Liquidity of the Holding Companies

     At September 30, 2006, Conseco Inc. and CDOC held unrestricted cash of $75.7 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made capital contributions totaling $37.0 million to our top tier insurance subsidiary in the first nine months of 2006.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first nine months of 2006, our top tier insurance subsidiary paid dividends of $37.5 million to CDOC.

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

     During the first nine months of 2006, we made principal payments totaling $46.3 million on our Amended Credit Facility, including a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility.

     As further described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations", we entered into the Second Amended Credit Facility in October 2006. As a result of the refinancing, the principal amount outstanding under the credit facility was increased from $478.3 million to $675.0 million and the maturity extended from 2010 to 2013. The interest rate on the Second Amended Credit Facility will be 200 basis points over LIBOR, an increase of 25 basis points over the Amended Credit Facility. Approximately $195 million of the proceeds will be used to strengthen the capital of our insurance subsidiaries.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The scheduled repayment of our Second Amended Credit Facility is as follows (dollars in millions):

            2006..........................................    $  1.7
            2007..........................................       6.8
            2008..........................................       6.7
            2009..........................................       6.8
            2010..........................................       6.7
            2011..........................................       6.8
            2012..........................................       6.7
            2013..........................................     632.8
                                                              ------

                                                              $675.0
                                                              ======

     The Amended Credit Facility and the Second Amended Credit Facility both include an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent and certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances;
(iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, if applicable, would not be paid prior to the first quarter of 2008). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $150.0 million over the term of the facility (compared to a limitation of $50.0 million under the Amended Credit Facility).

     Under our Second Amended Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders. We have also agreed to meet or maintain various financial ratios. These requirements represent significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these requirements (subject to certain remedies), the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If that were to occur, we cannot provide assurance that we would have sufficient liquidity to repay or refinance this indebtedness.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At September 30, 2006, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $13,298.7      $141.2       $203.5     $13,236.4
   United States Treasury securities and obligations of
    United States government corporations and agencies.................     1,447.5        17.2         20.3       1,444.4
   States and political subdivisions...................................       738.2         6.3         11.3         733.2
   Debt securities issued by foreign governments.......................       117.7         3.1           .6         120.2
   Structured securities ..............................................     6,059.8        10.2         92.2       5,977.8
Below-investment grade (primarily corporate securities)................     1,156.9        17.6         24.1       1,150.4
                                                                          ---------      ------       ------     ---------

   Total actively managed fixed maturities.............................   $22,818.8      $195.6       $352.0     $22,662.4
                                                                          =========      ======       ======     =========

Equity securities......................................................       $23.7        $3.1          $.1         $26.7
                                                                              =====        ====          ===         =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of September 30, 2006 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 5,992.2           26.4%
   Manufacturing........................................................................        2,779.8           12.3
   Bank and finance.....................................................................        2,278.4           10.1
   Services.............................................................................        1,768.5            7.8
   Utilities............................................................................        1,574.0            6.9
   U.S. Government......................................................................        1,444.4            6.4
   Communications.......................................................................        1,168.0            5.2
   Holding and other investment offices.................................................        1,059.3            4.7
   Agriculture, forestry and mining.....................................................          845.4            3.7
   States and political subdivisions....................................................          744.7            3.3
   Retail and wholesale.................................................................          683.0            3.0
   Transportation.......................................................................          656.4            2.9
   Asset-backed securities..............................................................          576.3            2.5
   Other................................................................................        1,092.0            4.8
                                                                                              ---------          -----

      Total actively managed fixed maturities...........................................      $22,662.4          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At September 30, 2006, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,156.9 million, or 5.1 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,150.4 million, or 99 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $401.1 million and an estimated fair value of $398.3 million are securities held by a VIE that we are required to consolidate. These fixed maturity securities are legally

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities. At September 30, 2006, our total investment in the VIE was $48.9 million, and $47.0 million of such investment was rated BBB.

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

     Net Realized Investment Gains (Losses)

     During the first nine months of 2006, we recognized net realized investment losses of $28.6 million, which were comprised of $17.3 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $4.1 billion, and $11.3 million of writedowns of investments for other than temporary declines in fair value. During the nine months ended September 30, 2005, we recognized net realized investment gains of $3.1 million, which were comprised of $7.2 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $9.5 billion, net of $4.1 million of writedowns of investments resulting from a decline in the fair value of investments that we concluded were other than temporary. At September 30, 2006, investments in default as to the payment of principal or interest had an aggregate amortized cost of $18.0 million and a carrying value of $19.1 million.

     During the nine months ended September 30, 2006, we sold $2.0 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $64.3 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; or (vi) changes in expected liability cash flows.

     We regularly evaluate our investments for possible impairment. When we conclude that a decline in a security's net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

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

     During the first nine months of 2006, we recorded writedowns of fixed maturity securities and other invested assets totaling $11.3 million as a result of analysis that led us to conclude that the declines in the values of these investments were other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2006, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                           Estimated
                                                                                           Amortized         fair
                                                                                              cost           value
                                                                                           ---------       ---------
Due in one year or less...................................................................   $   251.0      $   249.3
Due after one year through five years.....................................................     1,995.0        1,966.8
Due after five years through ten years....................................................     4,369.0        4,281.9
Due after ten years.......................................................................     4,662.1        4,519.3
                                                                                             ---------      ---------

   Subtotal...............................................................................    11,277.1       11,017.3

Structured securities.....................................................................     5,145.1        5,052.9
                                                                                             ---------      ---------

   Total..................................................................................   $16,422.2      $16,070.2
                                                                                             =========      =========

     At September 30, 2006, we held one investment in our fixed maturity portfolio which was rated below-investment grade and had an unrealized loss position exceeding 20 percent of its cost basis. At September 30, 2006, such investment had an amortized cost and estimated fair value of $.2 million and $.1 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2006 (dollars in millions):

                                          Less than 12 months       12 months or greater              Total
                                      ------------------------- --------------------------    ----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $  207.0     $  (2.0)    $1,151.5      $ (18.3)     $ 1,358.5      $ (20.3)

     States and political subdivisions.      205.4        (2.9)       198.7         (8.4)         404.1        (11.3)

     Debt securities issued by
        foreign governments............       46.1         (.5)         8.8          (.3)          54.9          (.8)

     Corporate securities..............    5,254.3       (80.9)     3,945.5       (146.5)       9,199.8       (227.4)

     Structured securities.............    2,252.7       (23.9)     2,800.2        (68.3)       5,052.9        (92.2)
                                          --------     -------     --------      -------      ---------      -------

     Total actively managed
        fixed maturities...............   $7,965.5     $(110.2)    $8,104.7      $(241.8)     $16,070.2      $(352.0)
                                          ========     =======     ========      =======      =========      =======

     Equity securities.................    $   -       $   -           $3.5         $(.1)          $3.5         $(.1)
                                           =======     =======         ====         ====           ====         ====

     Based on management's current assessment of investments with unrealized losses at September 30, 2006, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Structured Securities

     At September 30, 2006, fixed maturity investments included $6.0 billion of structured securities (or 26 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yield recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying mortgages prepay faster than expected. The yield recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount because the discount is realized as income at a slower rate, and it increases the yield on those purchased at a premium because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at September 30, 2006 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  213.3      $  213.2    $  209.6
4 percent - 5 percent...............................................................    1,373.8       1,331.7     1,308.2
5 percent - 6 percent...............................................................    3,914.2       3,865.8     3,811.1
6 percent - 7 percent...............................................................      467.0         480.2       479.3
7 percent - 8 percent...............................................................      150.5         155.3       155.4
8 percent and above.................................................................       27.2          27.9        28.6
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $6,146.0      $6,074.1    $5,992.2
                                                                                       ========      ========    ========

--------------------
   (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $14.3 million and $14.4 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at September 30, 2006, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                               --------------------
                                                                                                           Percent
                                                                              Amortized                    of fixed
Type                                                                            cost          Amount      maturities
----                                                                            ----          ------      ----------
Pass-throughs and sequential and targeted amortization classes............    $3,556.0        $3,501.5            15%
Planned amortization classes and accretion-directed bonds.................     1,000.3           986.2             4
Commercial mortgage-backed securities.....................................     1,501.4         1,488.1             7
Other.....................................................................        16.4            16.4             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $6,074.1        $5,992.2            26%
                                                                              ========        ========            ==

----------------------
   (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $14.3 million and $14.4 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At September 30, 2006, our total investment in Fall Creek was $48.9 million. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                          September 30,
                                                                              2006
                                                                          -------------

       Assets:
          Actively managed fixed maturities............................      $406.3
          Cash and cash equivalents - restricted.......................         6.6
          Accrued investment income....................................         3.5
          Other assets.................................................         9.6
                                                                             ------

              Total assets.............................................      $426.0
                                                                             ======

       Liabilities:
          Other liabilities............................................      $  9.8
          Investment borrowings due to others..........................       363.7
          Investment borrowings due to the Company.....................        47.0
                                                                             ------

              Total liabilities........................................       420.5
                                                                             ------

       Equity:
          Capital provided by the Company..............................         1.9
          Capital provided by others...................................         5.2
          Accumulated other comprehensive loss.........................        (2.9)
          Retained earnings............................................         1.3
                                                                             ------

              Total equity.............................................         5.5
                                                                             ------

              Total liabilities and equity.............................      $426.0
                                                                             ======


                                                                       Three months ended         Nine months ended
                                                                          September 30,             September 30,
                                                                                2006                      2006
                                                                       ------------------        ------------------
       Revenues:
          Net investment income - deposit accounts.....................       $8.2                    $18.1
          Net realized investment losses...............................        (.1)                     (.1)
          Fee revenue and other income.................................         .1                       .2
                                                                              ----                    -----

              Total revenues...........................................        8.2                     18.2
                                                                              ----                    -----

       Expenses:
          Interest expense.............................................        5.2                     13.7
          Other operating expenses.....................................         .2                       .7
                                                                              ----                    -----

              Total expenses...........................................        5.4                     14.4
                                                                              ----                    -----

              Income before income taxes...............................       $2.8                    $ 3.8
                                                                              ====                    =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the first nine months of 2006 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Interim Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, Conseco's disclosure controls and procedures were effective to ensure that information required to be disclosed by Conseco in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions. During the first nine months of 2006, we implemented new actuarial valuation systems for our long-term care products in our Other Business in Run-off segment, our traditional life, equity-indexed and Medicare supplement products in our Bankers Life segment, and certain universal life products in our Conseco Insurance Group segment. In addition, we implemented a new mortgage loan processing system. We expect to implement additional system conversions in the future. We believe that the new systems will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     Other than the changes described above, no significant changes in Conseco's internal controls over financial reporting have occurred during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 1A. RISK FACTORS.

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's 2005 Annual Report on Form 10-K for further discussion of such risk factors. There have been no material changes in the first nine months of 2006 to such risks.


ITEM 6. EXHIBITS.

     10.1 Second Amended and Restated Credit Agreement dated as of October 10, 2006 among Conseco, Inc., Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and other parties, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 11, 2006.

     10.23 Employment Agreement dated as of August 9, 2006 between Conseco, Inc. and C. James Prieur, incorporated by reference to Exhibit
             10.23 of our Current Report on Form 8-K filed August 9, 2006.

     10.24   Conseco Inc. Deferred Compensation Plan effective January 1, 2007.

     10.25 Employment Agreement dated as of May 3, 2005 between Conseco Services, LLC and Susan L. Menzel.

     10.26 Employment Agreement dated as of January 17, 2006 between Conseco Services, LLC and William D. Fritts, Jr.

     10.27 Employment Agreement dated as of September 8, 2005 between Conseco Services, LLC and Chris Nickele.

     10.28 Employment Agreement dated as of October 1, 2004 between Conseco Services, LLC and Scott Perry.

     10.29 Employment Agreement dated as of April 1, 2006 between Conseco Services, LLC and Daniel G. Walseth.

     10.30 Employment Agreement dated as of November 6, 2006 between Conseco Services, LLC and Michael Dubes.

     10.31 Employment Agreement dated as of March 7, 2005 between Conseco Services, LLC and Russell M. Bostick.

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




                                           CONSECO, INC.


Dated:  November 7, 2006                By: /s/ Eugene M. Bullis
                                           --------------------
                                           Eugene M. Bullis
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (authorized officer and principal
                                              financial officer)