Form 10-K
period 2006-12-31
CONSECO INC
filed 2007-03-09
CIK 1224608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the fiscal year ended December 31, 2006 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [No Fee Required]
                  For the transition period from        to
                                                -------    -------

                        Commission file number: 001-31792

                                  Conseco, Inc.

              Delaware                             No. 75-3108137
     ------------------------            -------------------------------
      State of Incorporation             IRS Employer Identification No.

   11825 N. Pennsylvania Street
      Carmel, Indiana  46032                      (317) 817-6100
--------------------------------------            --------------
Address of principal executive offices               Telephone

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of Each Exchange on which Registered
       -------------------             -----------------------------------------
Common Stock, par value $0.01 per share           New York Stock Exchange
Series A Warrants                                 New York Stock Exchange
Class B Mandatorily Convertible Preferred         New York Stock Exchange
    Stock, par value $0.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
               3.50% Convertible Debentures due September 30, 2035

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [ ]

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

   At June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $3,490,200,000.

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

   Shares of common stock outstanding as of February 22, 2007: 150,931,637

   DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I

Item 1.       Business of Conseco.........................................................      3

Item 1A.      Risk Factors................................................................     21

Item 1B.      Unresolved Staff Comments...................................................     31

Item 2.       Properties..................................................................     31

Item 3.       Legal Proceedings...........................................................     31

Item 4.       Submission of Matters to a Vote of Security Holders.........................     32

              Executive Officers of the Registrant........................................     32

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities...................................     34

Item 6.       Selected Consolidated Financial Data........................................     35

Item 7.       Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations...............................     36

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................     89

Item 8.       Consolidated Financial Statements and Supplementary Data....................     89

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................................    153

Item 9A.      Controls and Procedures.....................................................    153

Item 9B.      Other Information...........................................................    155

PART III


PART IV

Item 15.      Exhibits and Financial Statement Schedules..................................    155

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

     We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2006, we had shareholders' equity of $4.7 billion and assets of $32.7 billion. For the year ended December 31, 2006, we had revenues of $4.5 billion and net income of $96.5 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distributions; a fourth segment comprised of other business in run-off; and corporate operations. These segments reflect the addition of Colonial Penn as a separate segment resulting from a change in how management disaggregates the Company's operations for making internal operating decisions beginning in the fourth quarter of 2006. Colonial Penn's operations were previously aggregated with the Bankers Life segment. We have restated all prior period segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company ("Bankers Life and Casualty"), markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program and certain annuity products to the senior market through approximately 4,650 exclusive career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D products through a marketing agreement with Coventry Health Care ("Coventry").

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 independent marketing organizations ("IMOs") that represent over 6,400 producing independent agents. This segment markets its products under the "Conseco" and "Washington National" (a wholly-owned insurance subsidiary of Conseco) brand names.

     o Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company ("Colonial Penn"), markets graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold in prior years through independent agents and major medical insurance.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     OUR STRATEGIC DIRECTION AND 2007 PRIORITIES

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

We believe our middle market target is underserved by a majority of financial service providers and that the aging population will create strong growth in these target markets. Important trends impacting middle market consumers include:

     o    Increased life expectancy.

     o    Discontinuance or reduction in employer-sponsored benefit programs.

     o    Rising healthcare costs.

     o Projected gaps between the annual costs and revenues of government-sponsored plans such as Social Security and Medicare.

We believe our multiple distribution channels provide broad reach across the market since consumers can access our products through an agent (Bankers Life or Conseco Insurance Group), without an agent (Colonial Penn), and at the worksite (Conseco Insurance Group).

We continue to make significant progress on the key initiatives that we outlined a year ago:

     o    Increasing emphasis on sales and revenue growth.

               - First-year collected premiums in 2006 increased by 32 percent over 2005, to $1,815.4 million. At Bankers Life, our career agent distribution channel, first-year collected premiums rose 13 percent to $1,311.6 million in 2006. At Conseco Insurance Group, our independent channel, first-year collected premiums rose by 145 percent to $480.9 million in 2006. At Colonial Penn, our direct distribution channel, first-year collected premiums rose by 18 percent to $22.9 million in 2006.

     o Further reducing operating expenses and improving the efficiency of our operations.

               - We have reduced our non-commission expenses (before the effect of the 2005 expense reductions related to the termination of a postretirement plan ($8.8 million) and recoveries related to our bankruptcy ($7.6 million) and the 2006 expenses related to our quota-share agreement with Coventry ($6.5 million) and compensation expense related to stock options first recognized in 2006 ($6.5 million)) by approximately $10 million in 2006, while increasing our sales.

               - In December 2006, we announced that we were reorganizing our back office operations with the intent of further decreasing operating expenses and increasing focus across the Company.

     o    Continuing to build best practices in governance and compliance.

               - We continue to work to improve our compliance and governance practices with the ultimate goal of applying best practices across our organization.

     OTHER INFORMATION

     CNO is the successor to Old Conseco. We emerged from bankruptcy on September 10, 2003 (the "Effective Date"). Old Conseco was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.conseco.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC's website at www.sec.gov. In addition, the public may read and copy any document we file at the SEC's Public Reference Room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these filings are also available, without charge, from Conseco Investor Relations, 11825 N. Pennsylvania Street, Carmel, IN 46032.

     Our website also includes the charters of our Audit and Enterprise Risk Committee, Executive Committee, Governance and Strategy Committee, Human Resources and Compensation Committee and Investment Committee, as well as our Corporate Governance Operating Principles and our Code of Business Conduct and Ethics that applies to all officers, directors and employees. Copies of these documents are available free of charge on our website at www.conseco.com or from Conseco Investor Relations at the address shown above. Within the time period specified by the SEC and the New York Stock Exchange, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our principal executive officer, principal financial officer or principal accounting officer.

     In June 2006, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2006 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

     Data in Item 1 are provided as of or for the year ended December 31, 2006, (as the context implies), unless otherwise indicated.

     MARKETING AND DISTRIBUTION

Insurance

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $4.3 billion, $3.9 billion and $3.9 billion in 2006, 2005 and 2004, respectively.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2006 collected premiums: Florida (9.4 percent), California (7.4 percent), Texas (6.3 percent) and Pennsylvania (5.4 percent).

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

     Career Agents. This agency force of approximately 4,650 agents and sales managers working from 160 branch offices, establishes one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2006, this distribution channel accounted for $2,490.0 million, or 58 percent, of our total collected premiums. These agents sell only Bankers Life and Casualty policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Professional Independent Producers. Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2006, this distribution channel in our Conseco Insurance Group segment collected $1,123.1 million, or 26 percent, of our total premiums, and in our Other Business in Run-off segment collected $327.8 million, or 7.6 percent, of Conseco's total collected premiums.

     Marketing organizations typically recruit agents for the Conseco Insurance Group segment by advertising our products and commission structure through direct mail advertising or through seminars for agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system related to a particular product or market, such as educators. During 1999 and 2000, the Conseco Insurance Group segment purchased four organizations that specialize in marketing and distributing supplemental health products. One of these organizations (which specialized in the sale of long-term care insurance through independent agents) was sold in September 2003. In 2006, the remaining three organizations accounted for $236.4 million, or 5.5 percent, of our total collected premiums.

     Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2006, this channel accounted for $109.2 million, or 2.5 percent, of our total collected premiums.

Products

     The following table summarizes premium collections by major category and segment for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

Total premium collections

                                                                                     2006       2005        2004
                                                                                     ----       ----        ----
     Supplemental health:
        Bankers Life............................................................  $1,308.3    $1,213.7    $1,172.9
        Conseco Insurance Group.................................................     611.6       661.5       729.6
        Colonial Penn...........................................................      12.0        13.8        15.6
        Other Business in Run-off...............................................     327.8       351.9       395.9
                                                                                  --------    --------    --------

           Total supplemental health............................................   2,259.7     2,240.9     2,314.0
                                                                                  --------    --------    --------

     Annuities:
        Bankers Life............................................................     997.5       951.1       950.5
        Conseco Insurance Group.................................................     433.3       161.7        63.7
                                                                                  --------    --------    --------

           Total annuities......................................................   1,430.8     1,112.8     1,014.2
                                                                                  --------    --------    --------

     Life:
        Bankers Life............................................................     184.2       152.1       101.2
        Conseco Insurance Group.................................................     314.6       335.0       372.3
        Colonial Penn...........................................................      97.2        85.1        79.7
                                                                                  --------    --------    --------

           Total life...........................................................     596.0       572.2       553.2
                                                                                  --------    --------    --------

     Total premium collections..................................................  $4,286.5    $3,925.9    $3,881.4
                                                                                  ========    ========    ========

Our insurance companies collected premiums from the following products:

Supplemental Health

Supplemental Health Premium Collections (dollars in millions)

                                                                                     2006       2005        2004
                                                                                     ----       ----        ----
Medicare supplement:
    Bankers Life................................................................. $  629.1    $  638.8    $  625.9
    Conseco Insurance Group......................................................    244.2       288.8       351.7
    Colonial Penn................................................................     10.9        12.4        14.1
                                                                                  --------    --------    --------

       Total.....................................................................    884.2       940.0       991.7
                                                                                  --------    --------    --------

Long-term care:
    Bankers Life ................................................................    592.4       564.2       536.3
    Conseco Insurance Group (a) .................................................      N/A         N/A         N/A
    Other Business in Run-off ...................................................    323.0       349.1       380.1
                                                                                  --------    --------    --------

       Total.....................................................................    915.4       913.3       916.4
                                                                                  --------    --------    --------

Specified disease products included in
    Conseco Insurance Group......................................................    357.7       359.5       361.7
                                                                                  --------    --------    --------

Major medical business included in Other Business in Run-off.....................      4.8         2.8        15.8
                                                                                  --------    --------    --------

Other:
    Bankers Life ................................................................     86.8        10.7        10.7
    Conseco Insurance Group......................................................      9.7        13.2        16.2
    Colonial Penn................................................................      1.1         1.4         1.5
                                                                                  --------    --------    --------

       Total.....................................................................     97.6        25.3        28.4
                                                                                  --------    --------    --------

Total supplemental health premium collections.................................... $2,259.7    $2,240.9    $2,314.0
                                                                                  ========    ========    ========

--------------------
     (a) We have ceased writing long-term care insurance through Conseco Insurance Group and all major medical insurance. Accordingly, we classify the associated collected premiums in "Other Business in Run-off."

     The following describes our major supplemental health products:

     Medicare Supplement. Medicare supplement collected premiums were $884.2 million during 2006 or 21 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and senior citizens (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing home care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for "approved" charges.

     Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. We offer higher commissions in the early years to agents for sales to these policyholders and competitive premium pricing for our policyholders. Approximately 38 percent of new sales of Medicare supplement policies in 2006 were to individuals who had recently reached the age of 65.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Modernization Act") provided for the introduction of a prescription drug benefit (Part D) effective January 1, 2006. In order to offer this product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the number of plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related profits subject to a risk corridor. During 2006, we recognized insurance policy income of $74.4 million related to this product.

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents will distribute Coventry's Private-Fee-For-Service plan, Advantra Freedom, beginning January 1, 2007. The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we will receive a fee based on the number of Private-Fee-For-Service plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2007 with more than 50 percent of the net premiums and related profits. To date, our career channel has enrolled in excess of 14,000 members for coverage effective in 2007.

     Both Bankers Life and Conseco Insurance Group sell Medicare supplement insurance.

     Long-Term Care. Long-term care collected premiums were $915.4 million during 2006, or 22 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals and others in middle-income levels.

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

     Specified Disease Products. Specified disease collected premiums were $357.7 million during 2006, or 8 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. The benefits provided under the specified disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

     Approximately 78 percent of the total number of our specified disease policies inforce was sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

     Major Medical. Our major medical business is included in our Other Business in Run-off segment. Sales of our major medical health insurance products were targeted to self-employed individuals, small business owners, large employers and early retirees. Various deductible and coinsurance options were available, and most policies require certain utilization review procedures. The profitability of this business depended largely on the overall persistency of the business inforce, claim experience and expense management. During 2001, we decided to discontinue a large block of major medical business by not renewing these policies because this business was not profitable. The remaining major medical block, except for certain business that is guaranteed renewable, was discontinued by not renewing the policies in 2002. During 2006, we collected major medical premiums of $4.8 million.

     Other Supplemental Health Products. Other supplemental health product collected premiums were $97.6 million during 2006, or 2 percent of our total collected premiums. Other supplemental health products in 2006 include Medicare Part D premiums collected pursuant to the quota-share agreement with Coventry. These products include various other products such as disability income insurance which we no longer actively market.

Annuities

Annuity premium collections (dollars in millions)

                                                                                     2006       2005        2004
                                                                                     ----       ----        ----
    Equity-indexed annuity:
       Bankers Life ............................................................   $  276.5   $  130.3    $   47.5
       Conseco Insurance Group..................................................      378.5      104.4        44.3
                                                                                   --------   --------    --------

          Total equity-indexed annuity premium collections .....................      655.0      234.7        91.8
                                                                                   --------   --------    --------

    Other fixed annuity:
       Bankers Life ............................................................      721.0      820.8       903.0
       Conseco Insurance Group..................................................       54.8       57.3        19.4
                                                                                   --------   --------    --------

          Total fixed annuity premium collections ..............................      775.8      878.1       922.4
                                                                                   --------   --------    --------

    Total annuity premium collections...........................................   $1,430.8   $1,112.8    $1,014.2
                                                                                   ========   ========    ========

     During 2006, we collected annuity premiums of $1,430.8 million or 33 percent of our total premiums collected. Annuity products include equity-indexed annuity, traditional fixed rate annuity and single premium immediate annuity products sold through both Bankers Life and Conseco Insurance Group. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For equity-indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

     Sales of many of our annuity products have been affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. Many of our professional independent agents discontinued marketing our annuity products after A.M. Best Company ("A.M. Best") lowered the financial strength ratings assigned to our insurance subsidiaries in 2002. In 2006, annuity sales in our Conseco Insurance Group segment increased due to increased sales efforts, expanded product offerings and attractive crediting rates on certain products. In 2007, we expect to increase our annuity sales efforts in this segment. Career agents selling annuity products in the Bankers Life segment are less sensitive in the near-term to A.M. Best ratings, since these agents only sell our products. However, the increase in short-term interest rates during 2006 resulted in lower fixed annuity sales, since certain other competing products such as certificates of deposits have become more attractive.

     Sales of our equity-indexed products in both segments were favorably impacted in 2006 due in part to general stock market conditions which made these products relatively attractive. In addition, we introduced several new products.

     The following describes the major annuity products:

     Equity-Indexed Annuities. These products accounted for $655.0 million, or 15 percent, of our total premium collections during 2006. The account value (or "accumulation value") of these annuities is credited with an interest rate that is based on changes in a particular index during a specified period of time. Within each contract issued, each equity-indexed annuity specifies:

     o    The index to be used;

     o The time period during which the change in the index is measured, and at the end of which, the change in the index is applied to the account value. The time period of the contract ranges from 1 to 4 years.

     o    The method used to measure the change in the index.

     o The measured change in the index may be multiplied by a "participation rate" (percentage of change in the index) before the credit is applied. Some policies guarantee the initial participation rate for the life of the contract, and some vary the rate for each period.

     o The measured change in the index may also be limited to a "cap" before the credit is applied. Some policies guarantee the initial cap for the life of the contract, and some vary the cap for each period.

     o The measured change in the index may also be limited to the excess in the measured change over a "margin" before the credit is applied. Some policies guarantee the initial margin for the life of the contract, and some vary the margin for each period.

These products have guaranteed minimum cash surrender values, regardless of actual index performance and the resulting indexed-based interest credits applied.

We buy call options on the applicable indices (primarily the Standard & Poor's 500 Index) in an effort to hedge potential increases to policyholder benefits resulting from increases in the indices to which the product's return is linked.

     Fixed Rate Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $775.8 million, or 18 percent, of our total premium collections during 2006. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 2.5 percent to 4.0 percent, and the rates, on all policies inforce range from 2.5 percent to 6.0 percent. The initial crediting rate is largely a function of:

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

       In 2006, substantially all of our new annuity sales were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate generally ranging from 1.0 percent to 3.0 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2006, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was
3.6 percent.

     Withdrawals from deferred annuities (including equity-indexed annuities) are generally subject to a surrender charge of 8 percent to 22 percent in the first year, declining to zero over a 5 to 15 year period, depending on issue age and product. Surrender charges are set at levels intended to protect us from loss on early terminations and to reduce the likelihood that policyholders will terminate their policies during periods of increasing interest rates. This practice is intended to lengthen the duration of policy liabilities and to enable us to maintain profitability on such policies.

     Penalty-free withdrawals from deferred annuities of up to 10 percent of either premiums or account value are available in most plans after the first year of the annuity's term.

     Some deferred annuity products apply a market value adjustment during the surrender charge period. This adjustment is determined by a formula specified in the annuity contract, and may increase or decrease the cash surrender value depending on changes in the amount and direction of market interest rates or credited interest rates at the time of withdrawal. The resulting cash surrender values will be at least equal to the guaranteed minimum values.

     SPIAs accounted for $39.1 million, or .9 percent, of our total premiums collected in 2006. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.9 percent at December 31, 2006.

Life Insurance

Life insurance premium collections (dollars in millions)

                                                                                     2006       2005        2004
                                                                                     ----       ----        ----
    Interest-sensitive life products:
       Bankers Life...............................................................  $ 62.2     $ 50.9      $ 47.5
       Conseco Insurance Group....................................................   235.0      251.1       274.7
       Colonial Penn..............................................................      .6         .6          .6
                                                                                    ------     ------      ------

          Total interest-sensitive life premium collections.......................   297.8      302.6       322.8
                                                                                    ------     ------      ------

    Traditional life:
       Bankers Life...............................................................   122.0      101.2        53.7
       Conseco Insurance Group....................................................    79.6       83.9        97.6
       Colonial Penn..............................................................    96.6       84.5        79.1
                                                                                    ------     ------      ------

          Total traditional life premium collections..............................   298.2      269.6       230.4
                                                                                    ------     ------      ------

    Total life insurance premium collections......................................  $596.0     $572.2      $553.2
                                                                                    ======     ======      ======

     Life products include traditional, interest-sensitive and other life insurance products. These products are currently sold through Bankers Life, Conseco Insurance Group and Colonial Penn. During 2006, we collected life insurance premiums of $596.0 million, or 14 percent, of our total collected premiums. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $297.8 million, or 6.9 percent, of our total collected premiums in 2006. These products are marketed by professional independent producers and, to a lesser extent, career agents (including those specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders.

     Traditional Life. These products accounted for $298.2 million, or 7.0 percent, of our total collected premiums in 2006. Traditional life policies, including whole life, graded benefit life and term life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which we continue to market on a limited basis, combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time -- typically 10, 15, 20 or 30 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period. We ceased most term life product sales through the professional independent producer distribution channel during the second quarter of 2003, but reentered the market in 2006.

     Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $92.3 million, or 2.2 percent, of our total collected premiums in 2006. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $30,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

     Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $42.9 million, or 1.0 percent, of our total collected premiums in 2006.

     INVESTMENTS

     40|86 Advisors, Inc. ("40|86 Advisors"), a registered investment adviser and wholly-owned subsidiary of Conseco, Inc., manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $27.5 billion of assets (at fair value) under management at December 31, 2006, of which $25.6 billion were assets of our subsidiaries and $1.9 billion were assets managed for third parties. Our general account investment strategies are to:

     o maintain a largely investment-grade, diversified fixed-income portfolio;

     o maximize the spread between the investment income we earn and the yields we pay on investment products within acceptable levels of risk;

     o    provide adequate liquidity;

     o construct our investment portfolio considering expected liability durations, cash flows and other requirements; and

     o    maximize total return through active investment management.

     During 2006, 2005 and 2004, we recognized net realized investment gains (losses) of $(47.2) million, $(2.9) million and $40.6 million, respectively.

     Investment activities are an integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2006, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.7 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.6 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by:

     o purchasing equity-based call options with similar payoff characteristics; and

     o adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

     We seek to manage the interest rate risk inherent in our invested assets with the interest rate characteristics of our insurance liabilities. We attempt to minimize this exposure by managing the durations and cash flows of our fixed maturity investments and insurance liabilities. For example, duration measures the expected change in the fair value of assets and liabilities for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities.

     We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2006, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 7.0 years and the duration of our insurance liabilities was approximately 7.4 years. The difference between these durations indicates that our investment portfolio had a shorter duration and, consequently, was less sensitive to interest rate fluctuations than that of our liabilities at that date. We generally seek to minimize the gap between asset and liability durations.

     For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Investments."

     COMPETITION

     The markets in which we operate are highly competitive. Our current ratings have had a material adverse impact on our ability to compete in certain markets. Compared to Conseco, many companies in the financial services industry are larger, have greater capital, technological and marketing resources, have better access to capital and other sources of liquidity at a lower cost, offer broader and more diversified product lines and have larger staffs. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing companies.

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

     On October 2, 2006, A.M. Best affirmed the financial strength rating of "B++ (Very Good)" of our primary insurance subsidiaries, except Conseco Senior Health Insurance Company ("Conseco Senior") (the issuer of most of our long-term care business in our Other Business in Run-off segment), whose "B (Fair)" rating was affirmed by A.M. Best. A.M. Best also affirmed the outlook for the ratings of our primary insurance subsidiaries as positive, except for Conseco Senior, whose outlook of stable was affirmed. A.M. Best also noted that the likely timeframe for a potential upgrade of our primary insurance subsidiaries would be 18 to 24 months. A.M. Best also provided likely metrics Conseco would need to meet to: (i) maintain a positive outlook; or (ii) receive an upgrade. A.M. Best stated they would likely revise our current positive outlook rating to stable if one or more of the following occur:

     - The long-term care business in the Other Business in Run-off segment generates operating earnings based on generally accepted accounting principles ("GAAP") of less than $40 million in 2006 or 2007, or requires aggregate capital infusions greater than $50 million over the next two years. (The pre-tax operating loss for this segment was $41.9 million for the year ended December 31, 2006 and we contributed capital of $110 million to Conseco Senior in 2006, including $80 million which was accrued at December 31, 2006 and paid in February
          2007).

     - Failure to achieve combined pre-tax statutory operating earnings growth (excluding surplus note interest) of at least 15 percent in 2007.

     - A decline in the Conseco Insurance Group segment's GAAP operating earnings (excluding the one-time litigation settlement charge) below $200 million for 2006 and $220 million for 2007. (The pre-tax operating earnings for this segment (excluding the one-time litigation settlement charge) were $189.0 million for the year ended December 31,
          2006).

     A.M. Best stated they would likely upgrade Conseco's ratings if the following occur:

     - Consolidated and stand-alone statutory capitalization levels generally meet or exceed present levels (including planned capital contributions from the refinancing transactions which occurred in October 2006). This assumes positive statutory earnings trends on an aggregate basis.

     - The long-term care business in the Other Business in Run-off segment continues to generate GAAP operating earnings in excess of $50 million with no material (greater than $50 million) statutory capital infusions required over the next two years. (The pre-tax operating loss for this segment was $41.9 million for the year ended December 31, 2006 and we contributed capital of $110 million to Conseco Senior in 2006, including $80 million which was accrued at December 31, 2006 and paid in February 2007).

     - GAAP operating earnings for the Bankers Life segment of at least $270 million for 2006 and 2007. (The pre-tax operating earnings for this segment were $258.4 million for the year ended December 31, 2006).

     - GAAP operating earnings for the Conseco Insurance Group segment of at least $220 million for 2006 (excluding the one-time litigation settlement charge) and $240 million for 2007 with improving expense ratios. (The pre-tax operating earnings for this segment (excluding the one-time litigation settlement charge) were $189.0 million for the year ended December 31, 2006).

     - Overall annual sales growth of 8 to 10 percent with positive sales trends in the Bankers Life and Conseco Insurance Group segments. (Our overall sales growth was 6 percent in 2006).

     - Maintain financial leverage below 25 percent with EBIT interest coverage of at least five times. (We are exceeding these requirements at December 31, 2006).

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

     On February 23, 2007, Standard & Poor's Corporation ("S&P") affirmed the financial strength ratings of our core insurance subsidiaries and Conseco Senior and revised its outlook on our primary insurance subsidiaries to stable from positive, except Conseco Senior, for which the outlook was revised to negative from stable. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the

"CCC" rating from S&P are the eleventh and eighteenth highest of twenty-one possible ratings.

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

     LIABILITIES FOR INSURANCE PRODUCTS

     At December 31, 2006, the total balance of our liabilities for insurance products was $26.0 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

     As of December 31, 2006, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by Conseco represented 24 percent of gross combined life insurance inforce and reinsurance assumed represented 1.6 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2006 were as follows (dollars in millions):

                                                                           Ceded life       A.M. Best
Name of Reinsurer                                                       insurance inforce     rating
-----------------                                                       ----------------- ----------------
Swiss Re Life and Health America Inc....................................    $ 4,094.4           A+
Security Life of Denver Insurance Company...............................      3,645.4           A+
Reassure America Life Insurance Company.................................      2,553.8           A+
RGA Reinsurance Company.................................................      1,026.4           A+
Munich American Reassurance Company.....................................        954.6           A+
Lincoln National Life Insurance Company.................................        803.8           A+
Revios Reinsurance U.S. Inc.............................................        654.1           A-
Hannover Life Reassurance Company.......................................        492.1           A
All others..............................................................      2,358.8
                                                                            ---------

                                                                            $16,583.4
                                                                            =========

--------------------
     (a) No other single reinsurer assumed greater than 3 percent of the total ceded business inforce.

     EMPLOYEES

     At December 31, 2006, we had approximately 4,000 full time employees, including 1,000 employees supporting our Bankers Life segment, 300 employees supporting our Colonial Penn segment and 2,700 employees supporting our Conseco Insurance Group segment, Other Business in Run-off segment and corporate segment. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

     o    define acceptable accounting principles; and

     o    regulate the types and amounts of permitted investments.

     In addition, the NAIC issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to:

     o    reserve requirements;

     o    risk-based capital ("RBC") standards;

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

     In accordance with orders from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation and Washington National Insurance Company ("Washington National") may not make similar distributions without prior notice to the Florida Office of Insurance Regulation. In addition, the risk-based capital and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life Insurance Company ("Conseco Life"), because such insurance subsidiaries have incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a tentative litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves and an increase in initial claims during 2006 related to long-term care policies. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life due to the causes of our statutory losses and the actions being undertaken by the Company.

     Conseco Senior has been aggressively seeking rate increases and pursuing other actions on such long-term care policies. We have filed, or plan to file, approximately 350 requests for rate increases on various long-term care products in this segment because we believe the existing rates are too low. In many instances, we are requesting three years of consecutive rate increases. The full effect of all three years of rate increases will take as long as five years to be fully realized. It is likely that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the rate increases currently pending or that we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to establish a premium deficiency reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

     During 2006, the Florida legislature enacted a statute, known as House Bill 947, intended to provide new protections to long-term care insurance policyholders. Among other requirements, this statute requires: (i) claim experience of affiliated long-term care insurers to be pooled in determining justification for rate increases for Florida policyholders; and (ii) insurers with closed blocks of long-term care insurance to not raise rates above the comparable new business premium rates offered by affiliated insurers. The manner in which the requirements of this statute are applied to our long-term care policies in Florida (including policies subject to the order from the Florida Office of Insurance Regulation as described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Other Business in Run-off") may affect our ability to achieve our anticipated rate increases on this business.

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

     In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

     o    between the current year and the prior year; and

     o    for the average of the last 3 years.

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. In order to avoid triggering the trend test with respect to Conseco Senior, we made capital contributions totaling $110.0 million during 2006 to Conseco Senior, including $80.0 million which was accrued at December 31, 2006, and paid in February 2007.

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

     In addition, we may need to contribute additional capital to strengthen the surplus of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies for higher ratings. During 2006, we made capital contributions of $75 million to one of our insurance subsidiaries (Conseco Life) in an effort to meet such criteria.

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

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2006, 2005 and 2004, we determined that a full valuation allowance was no longer necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax asset. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

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

     In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty. This is particularly applicable to our long-term care insurance products, for which we have relatively limited historical claims experience. Long-term care products tend to have fewer claims than other health products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount. Also, long-term care products have a much longer tail, meaning that claims are incurred much later in the life of the policy than most other supplemental health products. As a result of these traits, it is difficult to appropriately price this product. For our long-term care insurance, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain inforce longer than we assumed, then we could be required to make greater benefit payment than anticipated when the products were priced. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy has increased. Changes in actual mortality trends relative to assumptions may adversely affect our profitability.

     Our Bankers Life segment has offered long-term care insurance since 1985. The claims experience on our Bankers Life long-term care blocks has generally been lower than our pricing expectations. However, the persistency of these policies has been higher than our pricing expectations and this may result in higher benefit ratios in the future.

     The long-term care insurance businesses included in the Other Business in Run-off segment were acquired through acquisitions completed in 1996 and 1997. The majority of such business was written between 1990 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have received necessary regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, these blocks experienced benefit ratios of 137 percent in 2006, 100 percent in 2005 and 103 percent in 2004. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected. In addition, such rate increases may cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

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

     We review the adequacy of our premium rates regularly and file proposed rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our financial results will be adversely affected. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases were not approved, we would be required to recognize a loss and establish a premium deficiency reserve. During 2006, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy and premium deficiency reserves primarily related to long-term care policies. Total asset adequacy and premium deficiency reserves for Conseco Senior, Washington National and Bankers Conseco Life Insurance Company were $30.0 million, $47.0 million and $16.6 million, respectively at December 31, 2006. Due to increases to insurance liabilities at the fresh-start date, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.

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

     Most of our supplemental health policies allow us to increase premium rates when warranted by our actual claims experience. These rate increases must be approved by the applicable state insurance departments, and we are required to submit actuarial claims data to support the need for such rate increases. The re-rate application and approval process on supplemental health products is a normal recurring part of our business operations and reasonable rate increases are typically approved by the state departments as long as they are supported by actual claims experience and are not unusually large in either dollar amount or percentage increase. For policy types on which rate increases are a normal recurring event, our estimates of insurance liabilities assume we will be able to raise rates if experience on the blocks warrants such increases in the future.

     The benefit ratio for our long-term care products included in the Other Business in Run-off segment has increased in recent periods and was 137 percent during 2006. We will have to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected. During 2006, 2005 and 2004, we received approvals (excluding rate increases permitted in accordance with the Florida orders described in the following paragraph) for rate increases totaling $12 million, $6 million and $48 million, respectively, relating to this long-term care business, which had approximately $325 million of collected premiums in 2006.

     We are also seeking rate increases on approximately 65 percent of the total long-term care inforce block in the Bankers Life segment. As a result of higher persistency in this block and lower interest rates than assumed in the original pricing, the current premium rates are too low. This process is proceeding according to plan and, to date, we have already received approval for approximately 80 percent of the total dollar amount of our requested increases. However, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or future requests. If we are unable to obtain these rate increases, the profitability of these policies and the performance of this block of business could be adversely affected. In addition, such rate increases may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

     We have implemented and will continue to implement from time to time and when actuarially justified, premium rate increases in our long-term care business. In some cases, we offer policyholders the opportunity to reduce their coverage amounts or accept non-forfeiture benefits as alternatives to increasing their premium rates. The financial impact of our rate increase actions could be adversely affected by policyholder anti-selection, meaning that policyholders who are less likely to incur claims may lapse their policies or reduce their benefits, while policyholders who are more likely to incur claims may maintain full coverage and accept their rate increase.

     We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed the weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

     We did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for insurance products. We identified a material weakness in internal controls over the actuarial reporting processes related to the design of controls to ensure the completeness and accuracy of the inforce policies for a block of single premium immediate annuities in our Bankers Life segment, controls to ensure that accurate reserves are established for all policy benefits related to certain supplemental insurance coverages applicable to a block of specified disease policies in the Conseco Insurance Group segment, and controls to ensure the accuracy of benefit reserves on certain long-term care policies with inflation riders, lifetime benefit features or non-forfeiture provisions in our Other Business in Run-off segment. These control deficiencies resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the year ended December 31, 2006. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. See Item 9A of this annual report for additional information.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities which results in reduced net income and shareholders' equity.

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

     Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in the Other Business in Run-off segment. During the fourth quarter of 2006, our incurred claims increased by $54.1 million as a result of changes to these blocks of claim liabilities due to prior period deficiencies. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

     We may be required to accelerate the amortization of the cost of policies produced or the value of policies inforce at the Effective Date.

     Cost of policies produced represent the costs that vary with, and are primarily related to, producing new insurance business. The value of policies inforce at the Effective Date represents the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003. The balances of these accounts are amortized over the expected lives of the underlying insurance contracts. Management, on an ongoing basis, tests these accounts recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying these accounts for those products for which we amortize the cost of policies produced or the value of insurance inforce at the Effective Date in proportion to gross profits or gross margins. If facts and circumstances change, these tests and reviews could lead to reduction in the balance of those accounts that could have an adverse effect on the results of our operations and our financial condition.

     Our net income and revenues will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2006, approximately 18 percent of our total insurance liabilities, or approximately $4.7 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

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

     o Changes in the ability of issuers to make timely repayments on actively managed fixed maturity investments can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 6.8 percent of our actively managed fixed maturity investments as of December 31, 2006. We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $22.4 million in 2006; $14.7 million in 2005; and $18.1 million in 2004.

     Our structured security investments, which comprised 26 percent of our actively managed fixed maturity investments at December 31, 2006, are subject to risks relating to variable prepayment and default on the assets underlying such securities, such as mortgage loans. When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

     In the event of substantial product surrenders or policy claims, we may choose to maintain highly liquid, and potentially lower-yielding, assets, or to sell assets at a loss, thereby eroding the performance of our portfolio.

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

     Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and have previously employed hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2006, approximately 40 percent of our insurance liabilities were subject to interest rates that may be reset annually; 46 percent had a fixed explicit interest rate for the duration of the contract; 10 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2006, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 7.0 years, and the duration of our insurance liabilities was approximately 7.4 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $515 million if interest rates were to increase by 10 percent from rates as of December 31, 2006. This compares to a decline in fair value of $685 million based on amounts and rates at December 31, 2005. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

     The Company and certain subsidiaries, including principally Conseco Life, have been named as defendants in multiple purported class actions and individual cases alleging, among other things, breach of contract, violation of California Business and Professions Code Section 17200, fraud and misrepresentation regarding a change made in 2003 and 2004 in the way cost of insurance charges and related monthly deductions were calculated for approximately 86,500 life insurance policies. In April 2005, a nationwide class was certified with respect to the breach of contract claim and, in California, a statewide class was certified for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing. These claims allege that the change to the calculation of cost of insurance charges allowed us to add $360 million to our balance sheet. They seek, among other things, an injunction that would require the reinstatement of the prior method for calculating monthly cost of insurance charges, and a refund of any additional charges that resulted from the change. The Company has reached a tentative settlement of this lawsuit. See note 8 of the consolidated financial statements. The ultimate outcome of this lawsuit cannot be predicted with certainty. In addition, we and our subsidiaries may become subject to similar litigation in other jurisdictions. In addition, a few state insurance departments are reviewing the change to the calculation of monthly deductions.

     Litigation and regulatory investigations are inherent in our business and may harm our financial strength and reduce our profitability.

     Insurance companies historically have been subject to substantial litigation resulting from claims, disputes and other matters. In addition to the traditional policy claims associated with their businesses, insurance companies typically face policyholder suits and class action suits. We also face significant risks related to regulatory investigations and actions. The litigation and regulatory investigations we are, have been, or may become subject to include matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products and recommending unsuitable products to customers. Certain of the Company's insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. The Company intends to make changes to certain non-guaranteed elements in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. The Company's exposure, if any, arising from any such action cannot presently be determined. Our pending legal and regulatory actions include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments focus on sales practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations and inquiries such as information requests, subpoenas and books and record examinations, from state, federal and other authorities. The ultimate outcome of these lawsuits and investigations, however, cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We could also suffer significant reputational harm as a result of such litigation, regulatory action or investigation which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

     For a description of current legal proceedings, see note 8 of the consolidated financial statements.

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, as such insurance subsidiaries have incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a tentative litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves and an increase in initial claims during 2006 related to long-term care policies. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life due to the causes of our statutory losses and the actions being undertaken by the Company.

     Our insurance subsidiaries are also subject to risk-based capital requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover potential weakly-capitalized companies for the purpose of initiating regulatory action. Generally, if an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2006 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the risk-based capital ratio of Conseco Senior, which has experienced losses on its long-term care business in our Other Business in Run-off segment, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. We contributed $110.0 million to the capital and surplus of Conseco Senior in 2006, including $80.0 million which was accrued at December 31, 2006, and paid in February 2007.

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

     A failure to improve the financial strength ratings of our insurance subsidiaries or a decline from the current ratings could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

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

     If we fail to achieve and maintain an "A" category rating from A.M. Best or if our ratings are downgraded, we may experience declining sales of certain of our insurance products, defections of our independent and career sales force, and increased policies being redeemed or allowed to lapse. These events would adversely affect our financial results, which could then lead to ratings downgrades.

     Competition from companies that have greater market share, higher ratings, greater financial resources and stronger brand recognition, may impair our ability to retain existing customers and sales representatives, attract new customers and sales representatives and maintain or improve our financial results.

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

     In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while our Bankers Life segment ranked fourth in annualized premiums of individual long-term care insurance in 2006 with a market share of approximately 7 percent, the top three writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 57 percent during the period. In addition, while our Bankers Life segment was ranked fourth in direct premiums earned for individual Medicare supplement insurance in 2006 with a market share of 3.7 percent, the top writer of individual Medicare supplement insurance had direct premiums with a market share of 12.1 percent during the period.

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

     We must attract and retain sales representatives to sell our insurance and annuity products. Strong competition exists among insurance and financial services companies for sales representatives. We compete for sales representatives primarily on the basis of our financial position, financial strength ratings, support services, compensation and product features. Our competitiveness for such agents also depends upon the relationships we develop with these agents. Our Predecessor's bankruptcy continues to be an adverse factor in developing relationships with certain agents. If we are unable to attract and retain sufficient numbers of sales representatives to sell our products, our ability to compete and our revenues and profitability would suffer.

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

     Conseco, Inc. and CDOC, Inc. ("CDOC"), our wholly owned subsidiary and a guarantor under our $675.0 million secured credit agreement (the "Second Amended Credit Facility"), are holding companies with no business operations of their own. As a result, they depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay fees for services provided pursuant to service agreements and income taxes. The cash they receive from insurance subsidiaries consists of dividends and distributions, principal and interest payments on surplus debentures, fees for services, tax-sharing payments, and from our non-insurance subsidiaries, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of us or CDOC for any reason could limit their ability to pay cash dividends or other disbursements to us and CDOC. In addition, we may need to contribute additional capital to improve the risk-based capital ratios of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. Accordingly, this would limit the ability of CDOC and us to meet debt service requirements and satisfy other financial obligations.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. All of the dividends we plan to have our insurance subsidiaries pay in 2007 will require regulatory approval.

     In accordance with orders from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation and Washington National may not make similar distributions without prior notice to the Florida Office of Insurance Regulation. In addition, the risk-based capital and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

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

     In addition, we may need to contribute additional capital to strengthen the surplus of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies for higher ratings. During 2006 and 2005, we made capital contributions of $75.0 million to Conseco Life and $160.5 million to Bankers Life and Casualty, respectively, in an effort to meet such criteria.

       The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last two fiscal years (dollars in millions):

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                       2006           2005
                                                                                       ----           ----
       Dividends...................................................................   $ 72.5        $   -
       Surplus debenture interest..................................................     68.2           54.8
       Fees for services provided pursuant to service agreements...................     89.4           90.8
       Tax sharing payments........................................................     (5.5)           1.1
                                                                                      ------         ------

         Total paid................................................................   $224.6         $146.7
                                                                                      ======         ======

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

     Our Second Amended Credit Facility contains various restrictive covenants and required financial ratios that limit our operating flexibility.

     As of December 31, 2006, we had $673.3 million principal amount of debt outstanding under our Second Amended Credit Facility. The Second Amended Credit Facility imposes a number of covenants and financial ratios as defined in the Second Amended Credit Facility that we must meet or maintain, including:

     o    a debt to total capitalization ratio;
     o    an interest coverage ratio;
     o    an aggregate risk-based capital ratio; and
     o    a combined statutory capital and surplus level.

At December 31, 2006, we were in compliance with all of the Second Amended Credit Facility's covenants and financial ratios. Although our forecasts indicate we will meet and/or maintain all of the Second Amended Credit Facility's covenants and financial ratios, our ability to do so may be affected by events beyond our control.

     Our Second Amended Credit Facility also imposes restrictions that limit our flexibility to plan for and react to changes in the economy and industry, thereby increasing our vulnerability to adverse economic and industry conditions. These restrictions include limitations on our ability to:

     o    incur additional indebtedness;
     o    transfer or sell assets;
     o    enter into mergers or other business combinations;
     o    pay cash dividends or repurchase stock; and
     o    make investments and capital expenditures.

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

     We sell deferred annuities and some forms of life insurance that are attractive, in part, because policyholders generally are not subject to United States Federal income tax on increases in policy values until some form of distribution is made. Congress has enacted legislation to lower marginal tax rates, to reduce the federal estate tax gradually over a ten-year period (with total elimination of the federal estate tax in 2010) and to increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes will expire at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products because the benefit of tax deferral is lessened when tax rates are lower and because fewer people may purchase these products when they can contribute more to individual retirement accounts and 401(k) accounts. Additionally, Congress has considered, from time to time, other possible changes to U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. Such a change would make these products less attractive to prospective purchasers and therefore would likely cause our sales of these products to decline.

     We face risk with respect to our reinsurance agreements.

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2006, our reinsurance receivables totaled $850.8 million. Our ceded life insurance inforce totaled $16.6 billion. Our eight largest reinsurers accounted for 86 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

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

     ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

     ITEM 2. PROPERTIES.

     Our headquarters and the administrative operations of our Conseco Insurance Group segment are located on a Company-owned 117-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The six buildings on the campus contain approximately 626,000 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. Management believes that our remaining office space is adequate for our needs.

     Our Bankers Life segment is primarily administered from two facilities in downtown Chicago, Illinois. Bankers Life has approximately 114,000 square feet leased under an agreement which expires in 2018 and approximately 222,000 square feet which expires in 2013. We also lease 213 sales offices in various states totaling approximately 600,000 square feet. These leases are short-term in length, with remaining lease terms expiring between 2007 and 2011.

     Our Colonial Penn segment is administered from an office building in Philadelphia, Pennsylvania with approximately 127,000 square feet. We occupy approximately 60 percent of this space, with the remainder leased to tenants.

     ITEM 3. LEGAL PROCEEDINGS.

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Legal Proceedings" in note 8 "Commitments and Contingencies" to our consolidated financial statements included in Item 8 of this Form 10-K.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      Executive Officers of the Registrant

      Officer                                                             Positions with Conseco, Principal
    Name and Age (a)                                 Since             Occupation and Business Experience (b)
    ----------------                                 -----             --------------------------------------
C. James Prieur, 55................................  2006     Since September 2006, chief executive officer.  From April 1999 until
                                                              September 2006, president and chief operating officer of Sun Life
                                                              Financial, Inc. and chief operating officer of its principal subsidiary, Sun Life Assurance Company.

Eugene M. Bullis, 61...............................  2000     Since November 2002, executive vice president and chief financial officer. From 2000 until 2002, Mr. Bullis served as chief financial officer of Managed Ops.Com, Inc.

Mark E. Alberts, 41................................  2004     Since January 2007, executive vice president and chief actuary.  Mr.
                                                              Alberts has served in various actuarial capacities with Conseco since
                                                              2004 and also from 1991 to 2001. From 2001 until April 2004, senior vice president, chief actuary, Standard Life Insurance Company of
                                                              Indiana.

Russell M. Bostick, 50.............................  2005     Since 2005, executive president and chief information officer. From
                                                              1998 until 2005, chief technology officer of Chase Insurance and its predecessors.

Michael J. Dubes, 64...............................  2005     Since May 2005, president of Conseco Insurance Group.  From 1965 until its acquisition by ING in 2000, Mr. Dubes held a variety of executive positions with ReliaStar.  He was also an executive of ING Americas from 2000 until his retirement in 2002.  He then formed and was the principal of Dubes Consulting Group and was affiliated with KNW Group prior to joining Conseco.

Eric R. Johnson, 46................................  1997     Since September 2003, president and chief executive officer of 40|86
                                                              Advisors, Inc. (formerly Conseco Capital Management, Inc.), Conseco's wholly-owned registered investment advisor. Mr. Johnson has held various positions since joining Conseco Capital Management, Inc. in
                                                              1997.

John R. Kline, 49..................................  1990     Since July 2002, senior vice president and chief accounting officer.
                                                              Mr. Kline has served in various accounting and finance capacities with Conseco since 1990.

Susan L. Menzel, 41................................  2005     Since May 2005, executive vice president, human resources.  From 2004 to May 2005, senior vice president, human resources of APAC Customer
                                                              Services. From 1997 to 2004, vice president, human resources of Sears
                                                              Roebuck.

Christopher J. Nickele, 50.........................  2005     Since October 2005, executive vice president, new product development.
                                                              From 2002 until September 2005, vice president - product development of Lincoln National Corporation.

      Officer                                                             Positions with Conseco, Principal
    Name and Age (a)                                 Since             Occupation and Business Experience (b)
    ----------------                                 -----             --------------------------------------
Scott R. Perry, 44.................................  2001     Since 2006, president of Bankers Life.  Employed in various capacities for Bankers Life since 2001.

Steven M. Stecher, 46..............................  2004     Since January 2007, executive vice president, operations.  From August
                                                              2004 until January 2007, executive vice president of Conseco Insurance
                                                              Group.  From 2003 until May 2004 chief information officer of Orix
                                                              Financial Services.  From 1997 until 2002, Mr. Stecher held several executive positions with ING Americas, including chief information officer, vice president of strategic marketing and head of shared services.

Daniel G. Walseth, 59..............................  2006     Since April 2006, executive vice president, general counsel and secretary.  From 2002 to 2003, vice president and senior associate general counsel for Thrivent Financial for Lutherans.

     Messrs. Bullis and Kline served as officers of our Predecessor company, which filed a bankruptcy petition on December 17, 2002. Mr. Bullis also served as a director and/or officer of several subsidiaries of our Predecessor that also filed bankruptcy petitions on December 17, 2002.

--------------------
     (a) The executive officers serve as such at the discretion of the Board of Directors and are elected annually.
     (b)  Business experience is given for at least the last five years.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     MARKET INFORMATION

     The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2005. There have been no dividends paid or declared on our common stock during this period.

Period                                                              Market price
------                                                          ------------------
                                                                High           Low
                                                                ----           ---
2005:
    First Quarter...........................................  $20.47          $18.80
    Second Quarter..........................................   22.10           19.15
    Third Quarter...........................................   22.75           20.23
    Fourth Quarter..........................................   23.59           19.77

2006:
    First Quarter...........................................  $25.95          $23.16
    Second Quarter..........................................   25.86           22.00
    Third Quarter...........................................   23.46           19.91
    Fourth Quarter..........................................   21.17           19.53

     As of February 20, 2007, there were approximately 94,200 holders of the outstanding shares of common stock, including individual participants in securities position listings.

     DIVIDENDS

     The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future, and is currently limited in doing so pursuant to our credit agreement. Please refer to "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity of the Holding Companies" for a further discussion of these restrictions.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information, as of December 31, 2006, relating to our common stock that may be issued under the Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

                                                                                                Number of securities
                                                                                               remaining available for
                                       Number of securities          Weighted-average           future issuance under
                                    to be issued upon exercise       exercise price of           equity compensation
                                      of outstanding options,      outstanding options,      plans (excluding securities
                                        warrants or rights          warrants or rights        reflected in first column)
                                        ------------------          ------------------        --------------------------
Equity compensation plans
    approved by security holders......        4,216,825                    $20.76                     4,019,986
Equity compensation plans not
    approved by security holders......             -                         -                             -
                                              ---------                    ------                     ---------

Total.................................        4,216,825                    $20.76                     4,019,986
                                              =========                    ======                     =========

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                     Successor                        Predecessor
                                                     ---------------------------------------  ---------------------------
                                                              Years              Four months  Eight months
                                                              ended                 ended         ended      Year ended
                                                          December 31,          December 31,    August 31,   December 31,
                                                     -------------------------                               ------------
                                                     2006       2005      2004       2003          2003           2002
                                                     ----       ----      ----       ----          ----           ----
(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA(a)
Insurance policy income.........................  $2,989.0     $2,930.1  $2,949.3   $1,005.8      $2,204.3     $ 3,602.3
Net investment income...........................   1,506.4      1,374.6   1,318.6      474.6         969.0       1,334.3
Net realized investment gains (losses) .........     (47.2)        (2.9)     40.6       11.8          (5.4)       (556.3)
Total revenues..................................   4,467.4      4,326.5   4,330.0    1,505.5       3,203.4       4,450.4
Interest expense (contractual interest:
  $268.5 for the eight months ended August 31,
  2003; and $345.3 for 2002)....................      73.5         58.3      79.5       36.8         202.5         341.9
Total benefits and expenses.....................   4,315.1      3,823.1   3,875.9    1,356.0       1,031.2       6,082.6
Income (loss) before income taxes, minority
  interest, discontinued operations and
  cumulative effect of accounting change........     152.3        503.4     454.1      149.5       2,172.2      (1,632.2)
Cumulative effect of accounting change, net
  of income tax.................................       -            -         -          -             -        (2,949.2)
Net income (loss)...............................      96.5        324.9     294.8       96.3       2,201.7      (7,835.7)
Preferred stock dividends ......................      38.0         38.0      65.5       27.8           -             2.1
Net income (loss) applicable to common stock....      58.5        286.9     229.3       68.5       2,201.7      (7,837.8)

PER SHARE DATA
Net income, basic...............................    $  .39       $ 1.90   $  1.73     $  .68
Net income, diluted.............................       .38         1.76      1.63        .67
Book value per common share outstanding.........     26.58        25.42     21.41      19.28
Weighted average shares outstanding for
  basic earnings................................     151.7        151.2     132.3      100.1
Weighted average shares outstanding for
  diluted earnings..............................     152.9        185.0     155.9      143.5
Shares outstanding at period-end................     152.7        151.5     151.1      100.1

BALANCE SHEET DATA - AT PERIOD END(a)
Total investments............................... $25,736.4    $25,041.2 $24,306.3  $22,796.7     $22,018.3     $21,783.7
Goodwill  ......................................       -            -         -        952.2          99.4         100.0
Total assets....................................  32,717.3     31,525.3  30,732.6   29,990.4      28,318.1      46,509.0
Corporate notes payable.........................   1,000.8        851.5     768.0    1,300.0           -             -
Liabilities subject to compromise...............       -            -         -          -         6,951.4       4,873.3
Total liabilities...............................  28,004.2     27,005.5  26,830.4   27,172.8      30,519.5      46,637.9
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts..       -            -         -          -             -         1,921.5
Shareholders' equity (deficit)..................   4,713.1      4,519.8   3,902.2    2,817.6      (2,201.4)     (2,050.4)

STATUTORY DATA(b) - AT PERIOD END
Statutory capital and surplus...................  $1,554.5     $1,603.8  $1,510.0   $1,514.1                   $ 1,064.4
Asset valuation reserve ("AVR").................     179.1        142.7     117.0       40.9                        11.6
Total statutory capital and surplus and AVR.....   1,733.6      1,746.5   1,627.0    1,555.0                     1,076.0

--------------------
     (a) Our financial condition and results of operations have been significantly affected during the periods presented by the discontinued finance operations. As part of the Chapter 11 reorganization of our Predecessor company and some of its non-insurance subsidiaries, we sold the assets of our finance business and exited this line of business. We accounted for our finance business as a discontinued operation in 2002 once we formalized our plans to sell it. The sale of the finance business was completed in the second quarter of 2003. We did not receive any proceeds from this sale, nor did any creditors of our Predecessor. As of March 31, 2003, we ceased to include the assets and liabilities of the finance business in our Predecessor's consolidated balance sheet.
     (b) We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 2006, and the consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" in Item 1A provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o our ability to obtain adequate and timely rate increases on our supplemental health products including our long-term care business;

     o mortality, morbidity, usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

     o changes in our assumptions related to the cost of policies produced or the value of policies inforce at the Effective Date.

     o our ability to achieve anticipated expense reductions and levels of operational efficiencies including improvements in claims adjudication and continued automation and rationalization of operating systems;

     o    performance of our investments;

     o our ability to identify products and markets in which we can compete effectively against competitors with greater market share, higher ratings, greater financial resources and stronger brand recognition;

     o the ultimate outcome of lawsuits filed against us and other legal and regulatory proceedings to which we are subject;

     o our ability to continue to recruit and retain productive agents and distribution partners and customer response to new products, distribution channels and marketing initiatives;

     o our ability to achieve an upgrade of the financial strength ratings of our insurance company subsidiaries as well as the potential impact of rating downgrades on our business;

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

     o general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) our ability to sell products and access capital on acceptable terms, the returns on and the market value of our investments, and the lapse rate and profitability of policies; and

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products.

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

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations. These segments reflect the addition of Colonial Penn as a separate segment resulting from a change in how management disaggregates the Company's operations for making internal operating decisions in the fourth quarter of 2006. Colonial Penn's operations were previously aggregated with the Bankers Life segment. We have restated all prior period segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program and certain annuity products to the senior market through approximately 4,650 exclusive career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D products through a marketing agreement with Coventry.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 IMOs that represent over 6,400 producing independent agents. This segment markets its products under the "Conseco" and "Washington National" (a wholly-owned insurance subsidiary of Conseco) brand names.

     o Colonial Penn, which consists of the business of Colonial Penn, markets graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold in prior years through independent agents and major medical insurance.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     For the year ended December 31, 2006, net income after dividends on our preferred stock totaled $58.5 million, or $.38 per diluted share.

     Our major goals for 2007 are to continue to strengthen our balance sheet and improve our execution on the basics of our business by:

     o    Increasing emphasis on sales and revenue growth.

     o Further reducing operating expenses and improving the efficiency of our operations.

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

     Investments

     At December 31, 2006, the carrying value of our investment portfolio was $25.7 billion. The accounting risks associated with investments relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

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

     We regularly evaluate our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. When we conclude that a decline in a security's net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. During the year ended December 31, 2006, we recorded $22.4 million of such writedowns of investments.

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

     Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) our view of the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values. At December 31, 2006, our net accumulated other comprehensive income (loss) included gross unrealized losses on fixed maturity securities of $342.3 million, which we consider to be temporary declines in estimated fair value.

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

     During 2006, we sold $6.4 billion of fixed maturity investments which resulted in net realized investment losses of $28.4 million. Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate gains. In certain circumstances, including those in which securities are selling at prices which exceed our view of their current fair value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2006, we sold $3.2 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $98.5 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; (v) identification of a superior investment alternative; or (vi) changes in expected liability cash flows.

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

     The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the value of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described below. We expect to amortize approximately 13 percent of the December 31, 2006 balance of value of policies inforce in 2007, 11 percent in 2008, 10 percent in 2009, 9 percent in 2010 and 7 percent in 2011.

     The cost of policies produced are those costs that vary with, and are primarily related to, producing new insurance business in the period after September 10, 2003. For universal life or investment products, we amortize these costs using the interest rate credited to the underlying policy in relation to the estimated gross profits. For other products, we amortize these costs using the projected investment earnings rate in relation to future anticipated premium revenue. The value of policies inforce and the cost of policies produced are collectively referred to as "insurance acquisition costs."

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

     During the fourth quarter of 2006, we recognized additional amortization expense of $7.8 million to reflect a change in an actuarial assumption related to a block of interest-sensitive life insurance policies based on a change in management's intent on the administration of such policies. The policies affected by the adjustments described above were issued through a subsidiary prior to its acquisition by Conseco in 1996.

     During the first quarter of 2006, we made certain adjustments to our assumptions of expected future profits for the annuity and universal life blocks of business in this segment related to investment returns, lapse rates, the cost of options underlying our equity-indexed products and other refinements. We recognized additional amortization expense of $12.4 million in 2006 due to these changes. This increase to amortization expense was offset by a reduction to insurance policy benefit expense of $11.5 million, to reflect the effect of the changes in these assumptions on the calculation of certain insurance liabilities, such as the liability to purchase future options underlying our equity-indexed products.

     When lapses of our insurance products exceed levels assumed in determining the amortization of insurance intangibles, we adjust amortization to reflect the change in future premiums or estimated gross profits resulting from the unexpected lapses. We recognized additional amortization expense of $7.9 million during the first six months of 2006 as a result of higher than expected lapses of our Medicare supplement products. We believe the unexpected lapses were primarily related to premium rate increases and competition from companies offering Medicare Advantage products. During the first nine months of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the first six months of 2006 as a result of this change. During 2005, we conducted a review of our methodology for identifying and capitalizing deferred acquisition costs related to the traditional life block of business in our Bankers Life segment. Based on our review, we reduced the total cost capitalized in prior years by $1.1 million, which was reflected as an increase in amortization expense for the year ended December 31, 2005. During 2004, differences between actual and expected investment income caused us to change our assumptions used to estimate gross profits for universal life and investment-type products. The changes we made primarily relate to the timing of investment income and had the effect of lowering near term expected profits and increasing longer term profits based on a more precise modeling of the investment portfolio. The changes we made did not affect our expectations for the total estimated profits to be earned on this business, but did affect how we expect these profits to emerge over time. The new assumptions resulted in a reduction to insurance amortization of approximately $4.6 million during 2004. There have been no other significant changes to assumptions used to amortize insurance acquisition costs during the first nine months of 2006 or during 2005 and 2004. Revisions to assumptions in future periods could have a significant adverse or favorable effect on our results of operations and financial position.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $(10.1) million, $(2.8) million and $13.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was an increase of $32.4 million at December 31, 2006.

     At December 31, 2006, the balance of insurance acquisition costs was $3.2 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

                                                                     Estimated adjustment to
                                                                          income before
                                                                      income taxes based on
Change in assumptions                                           revisions to certain assumptions
                                                                --------------------------------
                                                                      (dollars in millions)
   Universal life-type products (a):
      5% increase to assumed mortality..................................    $(36.4)
      5% decrease to assumed mortality..................................      28.0
      15% increase to assumed expenses..................................      (9.0)
      15% decrease to assumed expenses..................................       7.9
      10 basis point decrease to assumed spread.........................      (7.7)
      10 basis point increase to assumed spread.........................       7.2

   Investment-type products:
      20% increase to assumed surrenders................................     $(8.8)
      20% decrease to assumed surrenders................................      10.5
      15% increase to assumed expenses..................................      (2.6)
      15% decrease to assumed expenses..................................       2.5
      10 basis point decrease to assumed spread.........................      (7.9)
      10 basis point increase to assumed spread.........................       7.4

   Other than universal life and investment-type products(b):
      5% increase to assumed morbidity..................................     (40.4)

--------------------
     (a) We have excluded the effect of reasonably likely changes in assumptions for universal life-type policy lapses. Our estimates indicate such changes would not have a significant effect on income before income taxes.
     (b) We have excluded the effect of reasonably likely changes in mortality, lapse, surrender, expense and investment spread assumptions for policies other than universal life and investment-type products. Our estimates indicate such changes would not result in any portion of the $2.4 billion balance of unamortized insurance acquisition costs related to these policies being unrecoverable.

     Accounting for marketing and quota-share agreements with Coventry

     The Medicare Modernization Act provided for the introduction of a prescription drug benefit (Part D). In order to offer this product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related policy benefits subject to a risk corridor. The Part D program became effective January 1, 2006. Pursuant to the Coventry Medicare Part D Plan, the insurance plan covers 75 percent of the policyholder's prescription drug costs up to $2,250; zero percent from $2,251 to $5,100; and 95 percent over $5,100.

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

     o We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services (the "CMS").

     The following summarizes the income before income taxes recognized on this business (primarily in the Bankers Life segment) (dollars in millions):

                                                                                                          2006
                                                                                                          ----
     Insurance policy income.........................................................................     $74.4 (a)
     Fee revenue and other...........................................................................       5.3
                                                                                                          -----

       Total revenues................................................................................      79.7
                                                                                                          -----

     Insurance policy benefits.......................................................................      59.6
     Commission expense..............................................................................       8.7
     Other operating expenses........................................................................       6.5
                                                                                                          -----

       Total expense.................................................................................      74.8
                                                                                                          -----

       Income before income tax......................................................................     $ 4.9
                                                                                                          =====

-----------
     (a) Such amounts include our quota-share of premiums collected by Coventry summarized as follows (dollars in millions):

                                                                                                          2006
                                                                                                          ----
     Premiums from the CMS...........................................................................     $53.2
     CMS risk share premium..........................................................................      (7.5)
     Premiums from the policyholders.................................................................      28.7
                                                                                                          -----

                                                                                                          $74.4
                                                                                                          =====

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. In addition, the use of the Company's NOLs is dependent, in part, on whether the IRS does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets because we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004, 2005 and 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million, $585.8 million and $260.0 million in 2004, 2005 and 2006, respectively. We are required to continue to hold a valuation allowance of $777.8 million at December 31, 2006 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities). There is no limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities).

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Our Section 382 limitation for 2007 will be approximately $424 million (including $282 million of unused amounts carried forward from prior years).

     Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2003.............................................  $2,362.1
         Realization of deferred income taxes recognized
            in 2004 (a).........................................................    (168.6)
         Release of tax valuation reserve related to unrealized
            gains during 2004 (a)...............................................     (65.4)
         Recovery of amounts related to our bankruptcy and
            state taxes (a).....................................................      (4.1)
         Increase in deferred tax assets related to the worthlessness
            of CFC..............................................................     500.1
         Release of valuation allowance (a).....................................    (947.0)
         Deferred tax assets not realizable.....................................     (47.5)
                                                                                  --------

       Balance at December 31, 2004.............................................   1,629.6

         Release of valuation allowance (b).....................................    (585.8)
                                                                                  --------

       Balance at December 31, 2005.............................................   1,043.8

         Decrease due to expiration of NOL and capital loss carryforwards.......      (6.0)
         Release of valuation allowance (b).....................................    (260.0)
                                                                                  --------

       Balance at December 31, 2006.............................................  $  777.8
                                                                                  ========

--------------------
     (a) There is a corresponding increase (decrease) for these items in the following accounts: (i) goodwill - ($952.2) million; (ii) other intangible assets - $(171.1) million; and (iii) additional paid-in capital - $61.8 million.
     (b)  There is a corresponding increase to additional paid-in capital.

     As of December 31, 2006, we had $4.5 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)   Capital loss         Total loss                Total loss carryforwards
                      ---------------------                                          ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2007.......      $    -     $     .1      $  449.1             $  449.2            $  449.2          $    -
     2008 ......           -           .1         583.7                583.8               583.8               -
     2009.......           -           .9          86.2                 87.1                  .9              86.2
     2010.......           -          2.4           -                    2.4                 2.4               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -          1.6           -                    1.6                 1.6               -
     2016.......          16.9        -             -                   16.9                16.9               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)     .7           -                2,171.3                44.8           2,126.5
     2019.......           -           .8           -                     .8                  .8               -
     2021.......          66.0        -             -                   66.0                 -                66.0
     2023.......           -      2,070.7 (a)       -                2,070.7                60.6           2,010.1
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -         29.0           -                   29.0                 -                29.0
                      --------   --------      --------             --------            --------          --------

     Total......      $2,286.7   $2,228.7      $1,119.0             $5,634.4            $1,194.6          $4,439.8
                      ========   ========      ========             ========            ========          ========

--------------------
     (a) The allocation of the NOLs summarized above assumes the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. This matter is described below. If the IRS disagrees with the tax position we plan to take with respect to the allocation of cancellation of indebtedness income, and their position prevails, $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

     The following paragraphs describe an open matter related to the classification of our NOLs.

     In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. ("CFC") (the "CFC loss") as life company losses and the remaining amount as non-life losses prior to the application of the cancellation of indebtedness attribute reductions described below. As a result of the approval of the settlement, we concluded it was appropriate to reduce our valuation allowance by $260 million in the second quarter of 2006, which was accounted for as an addition to paid-in capital.

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

     The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $.6 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     Liabilities for Insurance Products

     At December 31, 2006, the total balance of our liabilities for insurance products was $26.0 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in the Other Business in Run-off segment. During the fourth quarter of 2006, our incurred claims increased by $54.1 million as a result of changes to these blocks of claims due to prior period deficiencies (including $24.5 million related to claims with incurral dates in the first three quarters of 2006 and $29.6 million related to prior years). Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

     Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.

     Accounting for Long-term Care Premium Rate Increases

     Many of our long-term care policies were subject to premium rate increases in 2006. In some cases, these premium rate increases were reasonably consistent with the assumptions we used to value the particular block at the fresh-start date. In other cases, the premium rate increases were materially different from that assumed at the fresh-start date, leading us to change our best estimates of future actuarial assumptions. With respect to the 2006 premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these policyholder options:

     o Premium rate increases - If premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are reflected prospectively in our reserves and deferred insurance acquisition costs (including the cost of policies produced and the value of policies inforce at the Effective Date) using a method known as the "pivot" method. The pivot method describes a modification to the valuation approach whereby our reserves and deferred insurance acquisition costs are unchanged at the time of the premium rate increase, but the future pattern of reserve changes is modified to reflect the relationship of premiums to benefits based on the current best estimate of future claim cost, morbidity, persistency and investment returns. If there is no significant change in underlying premium rate assumptions, a premium rate increase has no effect on reserves or deferred insurance acquisition costs.

     o Benefit reductions - A policyholder may choose reduced coverage with a proportionate reduction in premium, when permitted by our contracts. This option does not require additional underwriting. Benefit reductions are treated as a partial lapse of coverage, and the balance of our reserves and deferred insurance acquisition costs is reduced in proportion to the reduced coverage.

     o Non-forfeiture benefits offered in conjunction with a rate increase - In some cases, non-forfeiture benefits are offered to policyholders who wish to lapse their policies at the time of a significant rate increase. In these cases, exercise of this option is treated as an extinguishment of the original contract and issuance of a new contract. The balance of reserves and deferred insurance acquisition cost are released, and a reserve for the new contract is established.

     o Florida Order - The Florida Office of Insurance Regulation issued an order to our subsidiaries in the Other Business in Run-off segment regarding their long-term care business in Florida. The order required them to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

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

          Reserves for all three groups of policies under the order were prospectively adjusted using the pivot method described above, as these alternatives were required by the Florida Office of Insurance Regulation. There were no deferred insurance acquisition costs associated with these policies.

Some of our policyholders may receive a non-forfeiture benefit if they cease paying their premiums pursuant to their original contract (or pursuant to changes made to their original contract as a result of a litigation settlement made prior to the fresh-start date or an order issued by the Florida Office of Insurance Regulation). In these cases, exercise of this option is treated as the exercise of a policy benefit, and the reserve for premium paying benefits is reduced, and the reserve for the non-forfeiture benefit is adjusted to reflect the election of this benefit.

     Liabilities for Loss Contingencies Related to Lawsuits and Our Guarantees of Bank Loans and Related Interest Loans

     We are involved on an ongoing basis in arbitrations and lawsuits, including purported class actions. The ultimate outcome of these legal matters cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a significant impact on our results of operations and financial position.

     In conjunction with our bankruptcy reorganization in 2003, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2006, we have estimated that approximately $22.9 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in connection with our bankruptcy reorganization in 2003, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. As of December 31, 2006, we had paid $13.7 million to the former holders of TOPrS and we have established a liability of $10.3 million (which is included in other liabilities), representing our estimate of the additional amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     RESULTS OF OPERATIONS:

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

     Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     The following tables and narratives summarize the operating results of our segments (dollars in millions):

                                                                              2006             2005             2004
                                                                              ----             ----             ----
Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
      Bankers Life ......................................................     $258.4           $234.4          $ 210.9
      Conseco Insurance Group............................................       32.0            256.7            257.7
      Colonial Penn......................................................       21.6             20.0             18.0
      Other Business in Run-off..........................................      (41.9)            77.2             65.8
      Corporate operations...............................................      (80.7)           (84.8)          (125.5)
                                                                              ------           ------          -------

                                                                               189.4            503.5            426.9
                                                                              ------           ------          -------

Net realized investment gains (losses), net of related amortization:
      Bankers Life ......................................................      (16.3)            (3.2)            10.6
      Conseco Insurance Group............................................      (12.6)             3.4             12.8
      Colonial Penn......................................................         .2               .6              2.1
      Other Business in Run-off..........................................       (8.0)              .5              4.5
      Corporate operations...............................................        (.4)            (1.4)            (2.8)
                                                                              ------           ------          -------

                                                                               (37.1)             (.1)            27.2
                                                                              ------           ------          -------

Income (loss) before income taxes:
      Bankers Life ......................................................      242.1            231.2            221.5
      Conseco Insurance Group............................................       19.4            260.1            270.5
      Colonial Penn......................................................       21.8             20.6             20.1
      Other Business in Run-off..........................................      (49.9)            77.7             70.3
      Corporate operations...............................................      (81.1)           (86.2)          (128.3)
                                                                              ------           ------          -------

       Income before income taxes........................................     $152.3           $503.4          $ 454.1
                                                                              ======           ======          =======

--------------------
     (a) We believe that an analysis of income (loss) before net realized investment gains (losses), net of related amortization, and income taxes (a non-GAAP measure) is important to evaluate the financial performance of our business, and is a measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because realized gains or losses can be affected by events that are unrelated to a company's underlying fundamentals. However, the non-GAAP measure does not replace the corresponding GAAP measure. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Conseco Insurance Group segment, which utilizes professional independent producers, and through our Colonial Penn segment, which utilizes direct response marketing. Our Other Business in Run-off segment consists of: (i) long-term care products sold in prior years through independent agents; (ii) small group and individual major medical business which we stopped renewing in 2001; and (iii) other group major medical business which we no longer market. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. Our results were significantly affected by $157.0 million of costs related to the tentative litigation settlement recognized by the Conseco Insurance Group segment in 2006. In addition, the earnings in the Other Business in Run-off segment reflected adverse development of prior period claim reserves and an increase in initial claims during 2006. Refer to the analysis which follows for more information.

Bankers Life (dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Premium collections:
     Annuities...........................................................    $  997.5       $  951.1         $  950.5
     Supplemental health.................................................     1,308.3        1,213.7          1,172.9
     Life................................................................       184.2          152.1            101.2
                                                                             --------       --------         --------

       Total collections.................................................    $2,490.0       $2,316.9         $2,224.6
                                                                             ========       ========         ========

Average liabilities for insurance products:
     Annuities:
         Mortality based.................................................    $  277.6       $  268.0         $  261.3
         Equity-indexed..................................................       500.2          324.9            276.5
         Deposit based...................................................     4,435.4        4,087.6          3,504.8
     Health..............................................................     3,300.6        3,032.2          2,771.6
     Life:
         Interest sensitive..............................................       348.2          324.8            307.8
         Non-interest sensitive..........................................       246.7          196.5            184.0
                                                                             --------       --------         --------

           Total average liabilities for insurance
             products, net of reinsurance ceded..........................    $9,108.7       $8,234.0         $7,306.0
                                                                             ========       ========         ========

Revenues:
     Insurance policy income.............................................    $1,545.5       $1,405.7         $1,307.5
     Net investment income:
       General account invested assets...................................       513.3          450.6            384.3
       Equity-indexed products based on the change in value of options...        12.3           (2.6)             2.6
     Fee revenue and other income........................................         6.0            1.1              1.5
                                                                             --------       --------         --------

         Total revenues..................................................     2,077.1        1,854.8          1,695.9
                                                                             --------       --------         --------

Expenses:
     Insurance policy benefits...........................................     1,242.6        1,128.7          1,015.2
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than equity-indexed products.....................       173.6          163.8            148.2
       Equity-indexed products...........................................        20.8            1.7              8.6
     Amortization related to operations..................................       223.8          184.7            166.4
     Interest expense on investment borrowings...........................          .1            1.3              2.3
     Other operating costs and expenses..................................       157.8          140.2            144.3
                                                                             --------       --------         --------

         Total expenses..................................................     1,818.7        1,620.4          1,485.0
                                                                             --------       --------         --------

Income before net realized investment gains (losses),
     net of related amortization and income taxes........................       258.4          234.4            210.9
                                                                             --------       --------         --------

       Net realized investment gains (losses)............................       (19.5)          (4.2)            15.3
       Amortization related to net realized investment gains (losses)....         3.2            1.0             (4.7)
                                                                             --------       --------         --------

           Net realized investment gains (losses),
              net of related amortization................................       (16.3)          (3.2)            10.6
                                                                             --------       --------         --------

Income before income taxes...............................................    $  242.1       $  231.2         $  221.5
                                                                             ========       ========         ========

                                   (continued)

                         (continued from previous page)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................  $1,088.4          $992.7          $919.0
       Benefit ratio (a)..................................................     82.1%           81.7%           78.2%

     Medicare supplement:
       Insurance policy benefits..........................................    $431.0          $459.9          $434.1
       Benefit ratio (a)..................................................     66.8%           71.7%           69.1%

     Long-term care:
       Insurance policy benefits..........................................    $592.2          $526.2          $477.5
       Benefit ratio (a)..................................................     99.5%           93.6%           89.3%
       Interest-adjusted benefit ratio (b)................................     69.9%           65.1%           62.3%

     Other:
       Insurance policy benefits..........................................     $65.2            $6.6            $7.4
       Benefit ratio (a)..................................................     77.0%           62.1%           64.8%

--------------------
     (a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
     (b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $175.9 million, $160.3 million and $144.2 million in 2006, 2005 and 2004, respectively.

     Total premium collections were $2,490.0 million in 2006, up 7.5 percent from 2005, and $2,316.9 million in 2005, up 4.1 percent from 2004. Premium collections in 2006 include $76.7 million of premiums collected pursuant to the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.1 billion in 2006, up 11 percent from 2005, and $8.2 billion in 2005, up 13 percent from 2004. The increase in such liabilities was primarily due to increases in annuity reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income in 2006 includes $74.4 million of premium income from the quota-share agreement with Coventry described above under "Accounting for the marketing and quota-share agreement with Coventry".

     Net investment income on general account invested assets (which excludes income on policyholder accounts) increased by 14 percent, to $513.3 million, in 2006 and by 17 percent, to $450.6 million, in 2005. The average balance of general account invested assets increased by 12 percent in 2006, to $9.2 billion, and by 14 percent in 2005, to $8.2 billion. The yield on these assets was 5.59 percent in 2006, 5.49 percent in 2005 and 5.31 percent in 2004. The increase in general account invested assets is primarily due to sales of our annuity products in recent periods. The yield was impacted by income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) and income received on securities in default of $2.5 million in 2006, $2.9 million in 2005 and $3.7 million in 2004.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Investment gains (losses) related to equity-indexed products were $12.3 million, $(2.6) million and $2.6 million in 2006, 2005 and 2004, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Fee revenue and other income increased to $6.0 million in 2006, compared to $1.1 million in 2005 and $1.5 million in 2004. During 2006, we recognized fee income of $5.3 million pursuant to the agreements described above under "Accounting for the marketing and quota-share agreement with Coventry".

     Insurance policy benefits were reduced by a $7.4 million pre-tax adjustment during the fourth quarter of 2006. We determined that we had been carrying insurance liabilities for certain single premium annuities that were no longer in force over several years. Approximately $1.8 million of the adjustment was determined to relate to the first three quarters of 2006, $1.1 million to 2005, $.6 million to 2004 and $3.9 million to periods prior to 2004.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $9.8 million, $(2.0) million and $1.5 million in 2006, 2005 and 2004, respectively. Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 68.3 percent,
71.4 percent, and 69.3 percent in 2006, 2005 and 2004, respectively. Such ratios are consistent with our expectations considering premium rate increases implemented in recent periods.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in benefits is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous lower-priced products. These new products have been approved by the regulatory authorities in 49 states and the District of Columbia. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 99.5 percent, 93.6 percent and 89.3 percent in 2006, 2005 and 2004, respectively. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 69.9 percent, 65.1 percent and 62.3 percent in 2006, 2005 and 2004, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $.5 million, $4.3 million and $1.0 million in 2006, 2005 and 2004, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 99.4 percent, 92.8 percent, and 89.1 percent in 2006, 2005 and 2004, respectively. We experienced an increase in the number of incurred claims in 2006.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. This rate increase process is proceeding according to plan and, to date, we have received approval for approximately 80 percent of the total dollar amount of our requested rate increases. The rate increases became effective for approximately 86 percent of the impacted inforce block through December 31, 2006. We expect the execution of our premium rate increases will continue for the next two quarters given the timing of the implementation as a result of the regulatory approvals.

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

     The insurance policy benefits in the other health products line include claims incurred on the Medicare Part D business we began assuming through our marketing and quota-share agreements with Coventry on January 1, 2006. These agreements are described above under "Accounting for marketing and quota-share agreements with Coventry". During 2006, we recognized insurance policy income of $74.4 million and insurance policy benefits of $59.6 million related to the Part D program. The benefit ratio on this business was 80.1 percent in 2006.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $173.6 million, $163.8 million and $148.2 million in 2006, 2005 and 2004, respectively. The increases were primarily due to increases in annuity reserves (resulting from higher sales of these products) partially offset by lower average crediting rates. The weighted average crediting rates for these products were 3.6 percent, 3.7 percent and 3.9 percent in 2006, 2005 and 2004, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or
(ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $223.8 million, $184.7 million and $166.4 million in 2006, 2005 and 2004, respectively. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. However, during the first half of 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $7.9 million in the first half of 2006. The lapses of our Medicare supplement products in the first half of 2006 were higher than our historical lapse experience. We believe such increases were partially related to the premium rate increases we implemented in recent periods and competition from companies offering Medicare Advantage products. Our lapse experience in the second half of 2006 was consistent with our expectations.

     A review of our traditional life business resulted in the recognition of additional amortization expense of $4.4 million in 2005 to reflect revisions to our calculations related to prior period amounts. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Other operating costs and expenses in our Bankers Life segment were $157.8 million in 2006, up 13 percent from 2005 and were $140.2 million in 2005, down
2.8 percent from 2004. The increase in expenses in 2006 reflects the expenses we incurred related to the marketing and quota-share agreements with Coventry and increased non-deferrable commission expense. Other operating costs and expenses include the following (dollars in millions):

                                                                                   2006             2005            2004
                                                                                   ----             ----            ----
       Expenses related to the marketing and quota-share
          agreements with Coventry............................................    $ 15.2           $  -           $  -
       Commission expense.....................................................      20.7             18.9           14.7
       Other operating expenses...............................................     121.9            121.3          129.6
                                                                                  ------           ------         ------

          Total...............................................................    $157.8           $140.2         $144.3
                                                                                  ======           ======         ======

     Net realized investment gains (losses) fluctuated each period. During 2006, net realized investment gains (losses) in this segment included $15.1 million of net losses from the sales of investments (primarily fixed maturities), and $4.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment gains (losses) in this segment included $1.5 million of net losses from the sales of investments (primarily fixed maturities), and $2.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2004, net realized investment gains in this segment included $19.4 million of net gains from the sales of investments (primarily fixed maturities), net of $4.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in future expected yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(3.2) million, $(1.0) million and $4.7 million in 2006, 2005 and 2004, respectively.

Conseco Insurance Group (dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Premium collections:
     Annuities...........................................................   $   433.3       $   161.7       $    63.7
     Supplemental health.................................................       611.6           661.5           729.6
     Life................................................................       314.6           335.0           372.3
                                                                            ---------       ---------       ---------

       Total collections.................................................   $ 1,359.5       $ 1,158.2       $ 1,165.6
                                                                            =========       =========       =========

Average liabilities for insurance products:
     Annuities:
     Mortality based.....................................................   $   241.2       $   269.8       $   245.2
       Equity-indexed....................................................     1,376.4         1,349.0         1,485.5
       Deposit based.....................................................     3,150.2         3,470.2         3,790.4
       Separate accounts and investment trust liabilities................        29.3            30.6            33.9
     Health..............................................................     2,381.9         2,375.1         2,331.6
     Life:
       Interest sensitive................................................     3,056.1         3,121.0         3,249.1
       Non-interest sensitive............................................     1,416.8         1,431.0         1,446.2
                                                                            ---------       ---------       ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded......................................   $11,651.9       $12,046.7       $12,581.9
                                                                            =========       =========       =========
Revenues:
     Insurance policy income.............................................   $   994.8       $ 1,064.0       $ 1,148.4
     Net investment income:
       General account invested assets...................................       699.6           718.6           702.3
       Equity-indexed products...........................................        26.0           (16.3)           17.5
       Trading account income related to policyholder and
         reinsurer accounts..............................................         5.5            (3.3)            5.2
       Change in value of embedded derivatives related to
         modified coinsurance agreements.................................         2.2             3.0            (1.2)
     Fee revenue and other income........................................         1.0             1.9             4.8
                                                                            ---------       ---------       ---------

       Total revenues....................................................     1,729.1         1,767.9         1,877.0
                                                                            ---------       ---------       ---------

Expenses:
     Insurance policy benefits...........................................       770.0           798.5           844.5
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products..............................       251.9           254.5           260.9
       Equity-indexed products...........................................        55.8            12.6            45.7
     Amortization related to operations..................................       174.5           168.6           156.7
     Interest expense on investment borrowings...........................          .8             4.9             5.2
     Costs related to the tentative litigation settlement................       165.8             9.2             4.9
     Other operating costs and expenses..................................       278.3           262.9           301.4
                                                                            ---------       ---------       ---------

       Total expenses....................................................     1,697.1         1,511.2         1,619.3
                                                                            ---------       ---------       ---------

Income before net realized investment gains (losses),
     net of related amortization and income taxes........................        32.0           256.7           257.7
                                                                            ---------       ---------       ---------

       Net realized investment gains (losses)............................       (19.5)            1.6            21.5
       Amortization related to net realized investment
         (gains) losses..................................................         6.9             1.8            (8.7)
                                                                            ---------       ---------       ---------

         Net realized investment gains (losses),
           net of related amortization...................................       (12.6)            3.4            12.8
                                                                            ---------       ---------       ---------

Income before income taxes...............................................   $    19.4       $   260.1       $   270.5
                                                                            =========       =========       =========

                                   (continued)

                         (continued from previous page)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................    $450.9          $462.0          $492.9
       Benefit ratio (a)..................................................     72.1%           68.7%           67.0%

     Medicare supplement:
       Insurance policy benefits..........................................    $158.9          $178.5          $225.5
       Benefit ratio (a)..................................................     61.9%           59.4%           63.2%

     Specified disease:
       Insurance policy benefits..........................................    $282.8          $273.6          $256.9
       Benefit ratio (a)..................................................     79.0%           76.2%           71.0%
       Interest-adjusted benefit ratio (b)................................     47.0%           45.1%           40.9%

     Other:
       Insurance policy benefits..........................................      $9.2            $9.9           $10.5
       Benefit ratio (a)..................................................     84.2%           75.9%           64.6%

--------------------

     (a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
     (b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. Interest income is an important factor in measuring the performance of this product, since approximately three-fourths of these policies have return of premium or cash value riders. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $114.7 million, $111.7 million and $108.8 million in 2006, 2005 and 2004 respectively.

     Total premium collections were $1,359.5 million in 2006, up 17 percent from 2005, and $1,158.2 million in 2005, down .6 percent from 2004. Such fluctuations are primarily due to higher premium collections from our equity-indexed products, partially offset by lower premium collections from Medicare supplement and life insurance products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

     Average liabilities for insurance products, net of reinsurance ceded were $11.7 billion in 2006, down 3.3 percent from 2005, and $12.0 billion in 2005, down 4.3 percent from 2004. The decrease in such liabilities was due primarily to policyholder redemptions and lapses exceeding new sales.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease in insurance policy income is primarily due to lower income from Medicare supplement products due to higher lapses following premium rate increases. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased by 2.6 percent, to $699.6 million, in 2006 and increased by 2.3 percent, to $718.6 million, in 2005. The average balance of general account invested assets decreased by 3.1 percent in 2006, to $12.2 billion, and by 3.9 percent in 2005, to $12.6 billion. The average yield on these assets was 5.74 percent in 2006, 5.71 percent in 2005 and 5.37 percent in 2004. This segment's investment income included income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) of $8.2 million, $22.8 million and $5.0 million in 2006, 2005 and 2004, respectively. This additional investment income was partially offset by approximately $4.0 million, $9.4 million and nil of additional amortization expense in 2006, 2005 and 2004, respectively, to reflect the higher resulting gross profits for universal life and investment-type products.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $28.1 million, $(12.0) million and $11.1 million in 2006, 2005 and 2004, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(2.1) million, $(4.3) million and $6.4 million in 2006, 2005 and 2004, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading securities which are designed to act as hedges for embedded derivatives related to certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy. The income on our trading account securities is designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) amounts included in insurance policy benefits related to the aforementioned annuity products.

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

     Insurance policy benefits were affected by a number of unusual adjustments during 2006. During the fourth quarter of 2006, we increased our insurance product liabilities by $8.0 million to reflect management's intent to enhance certain benefits related to a block of life policies. The policies affected by the adjustments described above were issued through a subsidiary prior to its acquisition by Conseco in 1997. During the first quarter of 2006, we reduced insurance benefits by $3.0 million for a change in an actuarial assumption related to a block of interest-sensitive life insurance policies based on a change in management's intent on the administration of such policies. Such decreases were more than offset by a $4.7 million increase in amortization of insurance acquisition costs related to the assumption changes. Also during the first quarter of 2006, we reduced insurance benefits by $4.7 million for deceased policyholders to reflect the release of insurance liabilities for annuity policies which pay benefits only during the policyholders' lifetime. We have improved our procedures to confirm the reporting of the death of these policyholders to us in a more timely manner, resulting in this additional release that would have otherwise been recognized in future periods.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products have been impacted by an increase in policyholder lapses in each of the last three years, following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $5.4 million, $6.5 million and $12.4 million in 2006, 2005 and 2004, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 64.1 percent, 61.5 percent and 66.6 percent in 2006, 2005 and 2004, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.

     During the fourth quarter of 2006, we recorded a pre-tax adjustment that increased insurance policy benefits by $13.3 million. We determined that we had not been establishing insurance product liabilities for certain insurance benefits for several years. In addition, we determined that certain factors used to calculate the liability for the base policies were incorrect. This adjustment was offset by a $1.6 million reduction in the amortization of insurance intangibles. Approximately $2.1 million of the adjustment was determined to relate to the first three quarters of 2006, $7.7 million to 2005, $4.1 million to 2004 and $(2.2) million to periods prior to 2004.

     The benefit ratio in this block of business is affected by the number of policies which lapse in a period. In addition, when policies lapse before reaching the specified age at which the return of premium benefit is payable, the reserve established for such benefit through the lapse date is released, resulting in lower insurance policy benefits for the period. In the third quarter of 2004, we changed the criteria pursuant to which we consider a specified disease policy to have lapsed. Although our specified disease policies generally may be lapsed for non-payment of premiums after being delinquent for 90 days, policyholders are permitted to reinstate their coverage by paying past due premiums prior to our final lapse notice. In addition, timing differences and delays in billing, receipt and processing of premiums can affect whether a policy has, in fact, lapsed. We revised our previous methodology of determining which policies have lapsed to consider the fact that many policyholders whose payments are delinquent past their grace periods may, in fact, reinstate their coverage through payment of past due premiums. These changes resulted in an increase to reserves of approximately $6 million in 2004.

     Excluding the effects of the fourth quarter 2006 adjustment and the methodology change in 2004, our benefit ratios for the specified disease block would have been 75.3 percent, 76.2 percent and 69.3 percent in 2006, 2005 and 2004, respectively. The decrease in the benefit ratio in 2006 reflects improved claim experience during the year, while the increase in the benefit ratio in 2005 reflects higher paid claims on base policies. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business. We no longer actively market these products.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $251.9 million, $254.5 million and $260.9 million in 2006, 2005 and 2004, respectively. The fluctuations are primarily due to a smaller block of annuity business inforce, partially offset by higher crediting rates. The weighted average crediting rates for these products were
4.1 percent, 4.0 percent and 3.8 percent in 2006, 2005 and 2004, respectively.

     Amounts added to equity-indexed products generally fluctuate with the corresponding related investment income accounts described above. In addition, in the first quarter of 2006, we reduced such amounts by $8.5 million to reflect a change in the assumptions for the cost of options underlying our equity-indexed products as described below under amortization related to operations. Such decreases were partially offset by a $4.7 million increase in amortization of insurance acquisition costs related to the assumption changes.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     During the fourth quarter of 2006, we recognized additional amortization expense of $7.8 million to reflect a change in an actuarial assumption related to a block of interest-sensitive life insurance policies based on a change in management's intent on the administration of such policies. The policies affected by the adjustments described above were issued through a subsidiary prior to its acquisition by Conseco in 1996.

     During the first quarter of 2006, we made certain adjustments to our assumptions of expected future profits for the annuity and universal life blocks of business in this segment related to investment returns, lapse rates, the cost of options underlying our equity-indexed products and other refinements. We recognized additional amortization expense of $12.4 million in 2006 due to these changes. This increase to amortization expense was offset by a reduction to insurance policy benefit expense of $11.5 million, to reflect the effect of the changes in these assumptions on the calculation of certain insurance liabilities, such as the liability to purchase future options underlying our equity-indexed products. Also, during 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the second quarter of 2006 as a result of this change.

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

     Costs related to the tentative litigation settlement include legal fees and estimated amounts related to the tentative settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The settlement is subject to a court fairness hearing and other conditions. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". Legal and other costs of $8.9 million for this litigation were incurred by the Corporate Operations segment in 2006 related to the non-insurance company allegations made in such lawsuits.

     Other operating costs and expenses were $278.3 million, $262.9 million and $301.4 million in 2006, 2005 and 2004, respectively. Other operating costs and expenses include commission expense. Operating expenses in 2005 and 2004 reflected expense recoveries associated with the Predecessor's bankruptcy. Operating expenses in 2005 and 2004 also reflected gains related to the termination of a postretirement health plan. Other operating costs and expenses include the follow (dollars in millions):

                                                                     2006             2005              2004
                                                                     ----             ----              ----
       Commission expenses......................................    $ 87.1           $ 94.2             $111.9
       Other operating expense..................................     191.2            185.1              208.7
       Expense recoveries related to bankruptcy.................       -               (7.6)             (11.3)
       Amounts related to postretirement plan...................       -               (8.8)              (7.9)
                                                                    ------           ------             ------

                                                                    $278.3           $262.9             $301.4
                                                                    ======           ======             ======

     Net realized investment gains (losses) fluctuate each period. During 2006, net realized investment losses included $10.5 million of net losses from the sales of investments (primarily fixed maturities), and $9.0 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment gains included $6.0 million of net gains from the sales of investments (primarily fixed maturities), net of $4.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2004, net realized investment gains in this segment included $32.1 million of net gains from the sales of investments

(primarily fixed maturities), net of $10.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(6.9) million, $(1.8) million and $8.7 million in 2006, 2005 and 2004, respectively.

Colonial Penn (dollars in millions)

                                                                                2006           2005            2004
                                                                                ----           ----            ----
Premium collections:
     Life.................................................................     $ 97.2         $ 85.1           $ 79.7
     Supplemental health..................................................       12.0           13.8             15.6
                                                                               ------         ------           ------

       Total collections..................................................     $109.2         $ 98.9           $ 95.3
                                                                               ======         ======           ======

Average liabilities for insurance products:
     Annuities:
         Mortality based..................................................     $ 86.9         $ 89.5           $ 95.2
         Deposit based....................................................        3.9            4.2              1.9
     Health...............................................................       25.6           29.0             31.5
     Life:
         Interest sensitive...............................................       27.6           29.0             27.6
         Non-interest sensitive...........................................      553.6          555.7            565.3
                                                                               ------         ------           ------

           Total average liabilities for insurance
             products, net of reinsurance ceded...........................     $697.6         $707.4           $721.5
                                                                               ======         ======           ======

Revenues:
     Insurance policy income..............................................     $112.1         $101.3           $ 97.6
     Net investment income:
       General account invested assets....................................       38.2           38.2             38.3
       Trading account income related to reinsurer accounts...............       (4.3)          (6.1)             3.7
       Change in value of embedded derivatives related
         to modified coinsurance agreements...............................        4.3            6.1             (3.7)
     Fee revenue and other income.........................................         .6             .7               .4
                                                                               ------         ------           ------

         Total revenues...................................................      150.9          140.2            136.3
                                                                               ------         ------           ------

Expenses:
     Insurance policy benefits............................................       95.1           88.1             84.7
     Amounts added to annuity and interest-sensitive life product
         account balances.................................................        1.3            1.6              1.3
     Amortization related to operations...................................       17.3           15.1             16.2
     Interest expense on investment borrowings............................        -               .4               .3
     Other operating costs and expenses...................................       15.6           15.0             15.8
                                                                               ------         ------           ------

         Total expenses...................................................      129.3          120.2            118.3
                                                                               ------         ------           ------

Income before net realized investment gains and
     income taxes.........................................................       21.6           20.0             18.0

       Net realized investment gains......................................         .2             .6              2.1
                                                                               ------         ------           ------

Income before income taxes................................................     $ 21.8         $ 20.6           $ 20.1
                                                                               ======         ======           ======

     Total premium collections were $109.2 million in 2006, up 10 percent from 2005, and $98.9 million in 2005, up 3.8 percent from 2004. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded, were $697.6 million in 2006, down 1.4 percent from 2005, and $707.4 million in 2005, down 2.0 percent from 2004.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) did not fluctuate significantly during the three years ended December 31, 2006. The decrease in average invested assets was offset by higher investment yields. The average balance of general account invested assets decreased by 5.3 percent in 2006, to $688.5 million, and by 3.2 percent in 2005, to $726.9 million. The yield on these assets was 5.55 percent in 2006, 5.26 percent in 2005 and 5.10 percent in 2004.

     Trading account income related to reinsurer accounts represents the income on trading securities, which are designed to act as hedges for embedded derivatives related to certain modified coinsurance agreements. The income on our trading account securities is designed to be substantially offset by the change in value of embedded derivatives related to modified coinsurance agreements described below.

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

     Insurance policy benefits fluctuated as a result of the growth in this segment in recent periods.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs in the Colonial Penn segment are amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     Other operating costs and expenses in our Colonial Penn segment did not fluctuate significantly during the three years ended December 31, 2006.

     Net realized investment gains fluctuated each period. During 2006, net realized investment gains in this segment included $.4 million of net gains from the sales of investments (primarily fixed maturities), net of $.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment gains in this segment included $.6 million of net gains from the sales of investments (primarily fixed maturities). During 2004, net realized investment gains in this segment included $2.1 million of net gains from the sales of investments (primarily fixed maturities). There were no writedowns in the Colonial Penn segment in 2005 or 2004.

Other Business in Run-off (dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Premium collections:
     Long-term care.......................................................   $  323.0        $  349.1        $  380.1
     Major medical........................................................        4.8             2.8            15.8
                                                                             --------        --------        --------

          Total collections...............................................   $  327.8        $  351.9        $  395.9
                                                                             ========        ========        ========

Average liabilities for insurance products:
     Long-term care.......................................................   $3,229.8        $3,288.4        $3,281.8
     Major medical........................................................       29.2            41.5            73.4
                                                                             --------        --------        --------

          Total average liabilities for insurance products,
             net of reinsurance ceded.....................................   $3,259.0        $3,329.9        $3,355.2
                                                                             ========        ========        ========

Revenues:
     Insurance policy income..............................................   $  336.6        $  359.1        $  395.8
     Net investment income on general account
       invested assets....................................................      179.5           177.6           167.5
     Fee revenue and other income.........................................         .4              .5              .8
                                                                             --------        --------        --------

         Total revenues...................................................      516.5           537.2           564.1
                                                                             --------        --------        --------

Expenses:
     Insurance policy benefits............................................      457.3           351.1           386.1
     Amortization related to operations...................................       17.9            22.8            18.5
     Interest expense on investment borrowings............................        -               -                .2
     Other operating costs and expenses...................................       83.2            86.1            93.5
                                                                             --------        --------        --------

         Total expenses...................................................      558.4           460.0           498.3
                                                                             --------        --------        --------

Income (loss) before net realized investment
   gains (losses) and income taxes........................................      (41.9)           77.2            65.8

     Net realized investment gains (losses)...............................       (8.0)             .5             4.5
                                                                             --------        --------        --------

Income (loss) before income taxes.........................................   $  (49.9)       $   77.7        $   70.3
                                                                             ========        ========        ========

Health benefit ratios:
       Insurance policy benefits..........................................     $457.3          $351.1          $386.1
       Benefit ratio (a)..................................................     135.9%           97.8%           97.5%
       Interest-adjusted benefit ratio (b)................................      83.2%           49.2%           56.2%

--------------------
     (a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
     (b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $177.2 million, $174.5 million and $163.5 million in 2006, 2005 and 2004, respectively.

     Total premium collections were $327.8 million in 2006, down 6.8 percent from 2005 and $351.9 million in 2005, down 11 percent from 2004. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. Premium collections are also affected by non-forfeiture elections selected by policyholders subject to the Florida Order discussed below. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were approximately $3.3 billion in 2006, 2005 and 2004.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets increased by 1.1 percent, to $179.5 million, in 2006 and by 6.0 percent, to $177.6 million, in 2005. The average balance of general account invested assets was $3.0 billion in 2006, 2005 and 2004. The average yield on these assets was 5.89 percent, 5.95 percent and 5.62 percent in 2006, 2005 and 2004, respectively. The increase in yield in 2005 was primarily due to: (i) lengthening the duration of this portfolio to better match the duration of the related insurance liabilities; and
(ii) income of $2.3 million related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities, and acceleration of discount amortization, net of premium amortization). There was no significant prepayment income in 2006 or 2004.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     The benefit ratio on our Other Business in Run-off segment was 135.9 percent, 97.8 percent and 97.5 percent in 2006, 2005 and 2004, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $77.2 million, $59.9 million and $44.5 million in 2006, 2005 and 2004, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 112.9 percent, 81.1 percent and 86.3 percent in 2006, 2005 and 2004, respectively. These ratios reflect the significantly higher level of incurred claims experienced in 2006 resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 83.2 percent,
49.2 percent and 56.2 percent in 2006, 2005 and 2004, respectively.

     This segment includes long-term care insurance inforce, which was primarily issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In particular, we have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. In addition, there has been an increase in the incidence and duration of claims in recent periods. This adverse experience is reflected in the higher insurance policy benefits experienced in 2006.

     In addition, we experienced increases in our reserves for future benefits due primarily to higher than expected persistency in this block of business in 2006. A small variance in persistency can have a significant impact on our earnings as reserves accumulated over the life of a policy are released when coverage terminates. The effect of changes in persistency will vary based on the mix of business that persists. For example, if policies with higher reserves are persisting and policies with lower reserves are lapsing, our earnings could be adversely affected. We estimate that our income before income taxes would be adversely affected by approximately $10 million in any period that persistency is 40 basis points higher than our original assumptions and such variance is spread evenly over the mix of business in this block. We also estimate that persistency, which is 40 basis points lower than our assumptions, would favorably affect earnings by a similar amount. The average persistency rate, excluding policies subject to the Florida Order was 92.4 percent in 2006 and 91.8 percent in 2005 with persistency rates trending upward throughout 2006. In addition, our assumed persistency rate in 2006 was lower than the assumed persistency rate in 2005 by approximately 1.0 to
1.5 percent due to aging of the inforce. If actual persistency rates continue to be higher than our assumed rates, this will have an adverse effect on income in this segment. As further discussed below, valuation system conversions and other reserve refinements resulted in reserve decreases of $23.4 million in 2006 and $38 million in 2005.

     During the fourth quarter of 2006, we recorded a pre-tax adjustment that increased insurance policy benefits for our long-term care run-off block by $61 million. Two primary factors caused this action.

     First, incurred claims increased by $54.1 million as a result of changes in estimate to this block's claim liabilities due to prior period deficiencies. These deficiencies resulted from paid claims being higher than expected and changes in actuarial assumptions. Approximately $24.5 million of the claim reserve increases were determined to relate to claims with initial incurral dates in the first three quarters of 2006 and approximately $29.6 million relates to prior years.

     Second, incurred claims increased by $7.1 million as a result of the net effect of several changes we made to our reserve estimation process. Approximately $(.1) million of the changes were determined to relate to the first three quarters of 2006, $2.3 million relate to 2005, $.2 million relate to 2004, and $4.7 million relate to periods prior to 2004. These changes included the following:

     o In the process of reviewing our claim estimates, we discovered that some claim liabilities related to policies with inflation riders had previously been estimated excluding inflation benefits. We changed our estimates to properly reflect the inflation benefits.

     o We also discovered that some claim liabilities related to policies providing lifetime benefits had been estimated based on the assumption the benefit period was limited. We changed our estimates to properly reflect the benefit periods.

     o Certain claims in this segment are being paid pursuant to non-forfeiture benefits, which are provided in certain cases when the policyholder elects this option and ceases paying premiums. Liabilities for these claims are provided for as they are incurred, until an aggregate maximum (or "pool of money") is exhausted. During the fourth quarter of 2006, we discovered that some claim liabilities for non-forfeiture benefits had been estimated based on the original pool of money benefit, rather than pool amounts reduced by benefits previously paid. We changed our estimates to properly reflect the benefits available for these policies.

     During the second quarter of 2006, we recognized a non-recurring benefit of $9.4 million related to the release of certain other redundant reserve liabilities. During the first quarter of 2006, we upgraded the prior version of the valuation system used to determine reserves for the long-term care block of business in run-off. The new version includes enhancements to more precisely estimate insurance liabilities for policies with return of premium benefits. The effect of this refinement and certain other reserve adjustments resulted in decreases to our insurance liabilities of approximately $14 million in 2006.

     During the fourth quarter of 2005, we utilized a new seriatim-based valuation system to determine reserves for the long-term care block of business in run-off. We had previously used a model-based valuation system since the fresh-start date. Such conversion to the seriatim-based valuation system resulted in decreases to our insurance liabilities of approximately $38 million in the fourth quarter of 2005. In addition, we completed a new claims cost study and developed new continuance tables based on our recent experience which were used to estimate claim reserves resulting in an increase to insurance liabilities of $40 million in the fourth quarter of 2005.

     We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. We have filed, or plan to file, approximately 350 requests for rate increases on various long-term care products in this segment as we believe the existing rates are too low. In many instances, we are requesting three years of consecutive rate increases. We estimate that our revenue could ultimately increase by approximately $35 million per year as a result of the first round of rate increases, if the rate increases are approved and the policyholders accept the increases as we expect (some policyholders will choose to reduce benefits (and therefore their premiums) and others will choose to allow their policies to lapse). The impact of the second and third year rate increases will be somewhat smaller as the block continues to run off. To date, we have received approvals and implemented rate increases equivalent to approximately 37 percent of our $35 million estimate. The effects of the approved rate increases are expected to be realized over the next year, as we are only able to increase rates on a policy's anniversary date. The remaining first round rate increase filings are expected to be filed and approved over the next 12 months, and the full effect of the first year of rate increases will take approximately two years to be fully realized. The full effect of all three years of rate increases will take as long as five years to be fully realized. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for rate increases currently pending or for the additional rate increases we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to establish a premium deficiency reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

     On April 20, 2004, the Florida Office of Insurance Regulation issued an Order to our subsidiary, Conseco Senior, that affected approximately 12,600 home health care policies issued in Florida by Conseco Senior and its predecessor companies. On July 1, 2004, the Florida Office of Insurance Regulation issued a similar Order impacting approximately 4,800 home health care policies issued in Florida by our subsidiary, Washington National, and its predecessor companies. Pursuant to the Orders, Conseco Senior and Washington National offered the following three alternatives to holders of these policies:

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

     Policyholders selecting option one or option two are entitled to receive a contingent non-forfeiture benefit if their policy subsequently lapses. In addition, policyholders may change their initial election any time up to 30 days prior to the anniversary date of their policies. We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005. The implementation of these premium adjustments was substantially complete at December 31, 2006. We did not make any adjustments to the insurance liabilities when these elections were made. The changes in reserves due to the structural changes arising from such elections are being recognized prospectively over the expected remaining life of the policies pursuant to the lock-in concept of Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" and related interpretive accounting and actuarial guidance.

     The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies in other states, subject to such actions being justified based on the experience of the business and approval by the other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in those states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     Amortization related to operations includes amortization of insurance acquisition costs. Fluctuations in amortization of insurance acquisition costs in this segment generally correspond with changes in lapse experience.

     Other operating costs and expenses were $83.2 million in 2006, down 3.4 percent from 2005 and $86.1 million in 2005, down 7.9 percent from 2004. Other operating costs and expenses, excluding commission expenses, for this segment were $47.0 million in 2006, up 1.5 percent from 2005 and $46.3 million in 2005, down 8.0 percent from 2004. The decrease in 2005 resulted from our initiatives to reduce operating expenses and improve the efficiency of our operations.

     Net realized investment gains (losses) fluctuated each period. During 2006, net realized investment gains included $.8 million of net gains from the sales of investments (primarily fixed maturities), net of $8.8 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment gains included $6.8 million of net gains from the sales of investments (primarily fixed maturities), net of $6.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2004, net realized investment gains in this segment included $5.1 million of net gains from the sales of investments (primarily fixed maturities), net of $.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Corporate Operations (dollars in millions)

                                                                               2006             2005            2004
                                                                               ----             ----            ----
Corporate operations:
    Interest expense on corporate debt.....................................   $(52.9)          $(48.1)        $ (71.5)
    Investment income .....................................................      4.6              5.4             2.1
    Fee revenue and other income...........................................     10.9             20.2            14.0
    Net operating results of variable interest entity......................      4.9               .1             -
    Costs related to the tentative litigation settlement...................     (8.9)            (9.1)           (4.9)
    Other operating costs and expenses.....................................    (38.6)           (49.6)          (68.0)
    Gain (loss) on extinguishment of debt..................................      (.7)            (3.7)            2.8
                                                                              ------           ------         -------

      Income (loss) before net realized investment losses
         and income taxes..................................................    (80.7)           (84.8)         (125.5)

    Net realized investment losses.........................................      (.4)            (1.4)           (2.8)
                                                                              ------           ------         -------

      Income (loss) before income taxes....................................   $(81.1)          $(86.2)        $(128.3)
                                                                              ======           ======         =======

     Interest expense on corporate debt has been impacted by: (i) the repayment or amendment of the Company's credit facilities during each of the last three years; and (ii) the issuance of the Debentures in 2005. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $864.3 million, $773.4 million and $975.3 million in 2006, 2005 and 2004, respectively. The average interest rate on our debt was 5.7 percent,
5.9 percent and 6.8 percent in 2006, 2005 and 2004, respectively. Interest expense on corporate debt in 2004 included a credit agreement charge of $3.8 million.

     Investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In 2005, our wholly owned investment management subsidiary recognized a performance-based fee of $8.1 million earned in conjunction with its management of a $510 million portfolio of loans for an issuer of structured securities. This portfolio was liquidated and the related securities were redeemed on September 1, 2005, resulting in the receipt of this fee which was largely based on the market value of the managed loan portfolio at the redemption date. Excluding such performance-based fee, fee revenue and other income has decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

     Net operating results of variable interest entity represent the operating results of a variable interest entity ("VIE"). The VIE is consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities", revised December 2003. Although we do not control this entity, we consolidate it because we are the primary beneficiary. This entity was established to issue securities and use the proceeds to invest in loans and other permitted assets. Such consolidation requirements did not have a material impact on our financial condition or results of operations.

     Costs related to the tentative litigation settlement include legal and other costs incurred by the Corporate Operations segment to defend the non-insurance company allegations made in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The Company announced on August 1, 2006, that it has reached a tentative settlement of this case. Refer to the captions entitled: (i) "Costs related to the tentative litigation settlement" included in the results of operations section for the Conseco Insurance Group segment; and (ii) "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies" for further information related to this case.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period. In 2006 and 2005, other operating costs and expenses are net of recoveries of $3.0 million and $3.2 million, respectively, related to our evaluation of the collectibility of the D&O loans. In 2004, we incurred expenses of $13.2 million related to our executive transition. General corporate expenses included other severance expense of $1.8 million, $2.4 million and $8.3 million in 2006, 2005 and 2004, respectively.

     In December 2004, the FASB issued SFAS 123R, which revised SFAS 123 and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In 2006, we recognized compensation expense related to stock options totaling $6.5 million. Refer to the note to our consolidated financial statements entitled "Shareholders' Equity" for further discussion of our share-based payments.

     Gain (loss) on extinguishment of debt of $(.7) million in 2006 resulted from the write-off of certain issuance costs and other costs incurred related to the Second Amended Credit Facility. The loss of $3.7 million in 2005 resulted from the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the $447.0 million secured credit agreement (the "Amended Credit Facility"). The gain on extinguishment of debt of $2.8 million in 2004 resulted from the repayment of our $1.3 billion credit agreement (the "Previous Credit Facility") as further described in the notes to the consolidated financial statements entitled "Note Payable - Direct Corporate Obligations". The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     Net realized investment losses often fluctuate each period. During 2006, net realized investment losses in this segment included $.4 million from the sale of investments. During 2005, net realized investment losses in this segment included $.1 million of net losses from the sale of investments (primarily fixed maturities), and $1.3 million of writedowns due to other-than-temporary declines in value on certain securities. During 2004, we recognized writedowns of $2.9 million due to other-than-temporary declines in value on certain securities.

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

     Our insurance segments sell products through three primary distribution channels -- career agents (our Bankers Life segment), independent producers (our Conseco Insurance Group segment) and direct marketing (our Colonial Penn segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities. Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of "graded benefit life" and simplified issue life insurance policies which are sold directly to the policyholder.

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)", "BB+" and "Baa3", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B (Fair)", "CCC" and "Caa1", respectively. On October 2, 2006, A.M. Best affirmed the financial strength ratings of our primary insurance subsidiaries and indicated the likely timeframe for an upgrade was 18-24 months. A.M. Best also provided likely metrics Conseco would need to meet to: (i) maintain a positive outlook; or (ii) receive an upgrade. For a description of these ratings and additional information on our ratings, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity for Insurance Operations."

     We set premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies using assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. We also consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience is less favorable than we anticipated and we are unable to raise our premium rates, our financial results may be adversely affected. We generally cannot raise our health insurance premiums in any state until we obtain the approval of the state insurance regulator. We review the adequacy of our premium rates regularly and file rate increases on our products when we believe such rates are too low. It is likely that we will not be able to obtain approval for all requested premium rate increases. If such requests are denied in one or more states, our net income may decrease. If such requests are approved, increased premium rates may reduce the volume of our new sales and may cause existing policyholders to lapse their policies. If the healthier policyholders allow their policies to lapse, this would reduce our premium income and profitability in the future.

     Total premiums and accumulation product collections were as follows:

Bankers Life (dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Premiums collected by product:

Annuities:
     Equity-indexed (first-year)..........................................   $  276.5        $  130.3        $   47.5
                                                                             --------        --------        --------

     Other fixed (first-year).............................................      718.1           818.0           901.2
     Other fixed (renewal)................................................        2.9             2.8             1.8
                                                                             --------        --------        --------
       Subtotal - other fixed annuities...................................      721.0           820.8           903.0
                                                                             --------        --------        --------

       Total annuities....................................................      997.5           951.1           950.5
                                                                             --------        --------        --------

Supplemental health:
     Medicare supplement (first-year).....................................       97.8            74.1            69.7
     Medicare supplement (renewal)........................................      531.3           564.7           556.2
                                                                             --------        --------        --------
       Subtotal - Medicare supplement.....................................      629.1           638.8           625.9
                                                                             --------        --------        --------
     Long-term care (first-year)..........................................       51.2            65.4            69.1
     Long-term care (renewal).............................................      541.2           498.8           467.2
                                                                             --------        --------        --------
       Subtotal - long-term care..........................................      592.4           564.2           536.3
                                                                             --------        --------        --------
     Other health (first-year)............................................       77.7             1.1              .9
     Other health (renewal)...............................................        9.1             9.6             9.8
                                                                             --------        --------        --------
       Subtotal - other health............................................       86.8            10.7            10.7
                                                                             --------        --------        --------

       Total supplemental health..........................................    1,308.3         1,213.7         1,172.9
                                                                             --------        --------        --------

Life insurance:
     First-year...........................................................       90.3            74.1            32.3
     Renewal..............................................................       93.9            78.0            68.9
                                                                             --------        --------        --------

       Total life insurance...............................................      184.2           152.1           101.2
                                                                             --------        --------        --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products..........................................................     1,311.6         1,163.0         1,120.7
     Total renewal premium collections on insurance
       products...........................................................    1,178.4         1,153.9         1,103.9
                                                                             --------        --------        --------

       Total collections on insurance products............................   $2,490.0        $2,316.9        $2,224.6
                                                                             ========        ========        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment increased by 4.9 percent, to $997.5 million, in 2006 as compared to 2005. Total annuity collections in 2005 were comparable to 2004. Premium collections from our equity-indexed products were favorably impacted in 2006 and 2005 by: (i) the introduction of new equity-indexed products in late 2005; and
(ii) the general stock market performance in recent periods which has made these products attractive to certain customers. The increase in short-term interest rates in recent periods resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive.

     Supplemental health products include Medicare supplement, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment decreased by 1.5 percent, to $629.1 million, in 2006 and increased by
2.1 percent, to $638.8 million, in 2005. During the first half of 2006, we experienced higher lapses than we anticipated. We believe the increase was partially due to the premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on Bankers Life's long-term care policies increased by
5.0 percent, to $592.4 million, in 2006 and by 5.2 percent, to $564.2 million, in 2005. The increase in premium collections of our long-term care products in 2006 is primarily due to higher premiums associated with the policies that were impacted by the rate increases which became effective in 2006. The increase in premiums collections for these products also reflects higher persistency than we expected.

     Other health products in 2006 include $76.7 million of first-year premiums collected pursuant to the quota-share reinsurance agreement with Coventry described in Critical Accounting Policies under the caption "Accounting for the marketing and quota-share agreement with Coventry." The remaining collected premiums relate to other health products which we no longer actively market.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment increased by 21 percent, to $184.2 million, in 2006 and by 50 percent, to $152.1 million, in 2005. Collected premiums have been impacted by an increased focus on life products, including the introduction in the first quarter of 2005 of a new single premium whole life product. During 2006 and 2005, the new single premium whole life products accounted for $42.9 million and $32.2 million, respectively, of our collected premiums.

Conseco Insurance Group (dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Premiums collected by product:

Annuities:
     Equity-indexed (first-year).........................................   $  369.4          $   94.4        $   31.8
     Equity-indexed (renewal)............................................        9.1              10.0            12.5
                                                                            --------          --------        --------
       Subtotal - equity-indexed annuities...............................      378.5             104.4            44.3
                                                                            --------          --------        --------
     Other fixed (first-year)............................................       46.1              47.5             7.2
     Other fixed (renewal)...............................................        8.7               9.8            12.2
                                                                            --------          --------        --------
       Subtotal - other fixed annuities..................................       54.8              57.3            19.4
                                                                            --------          --------        --------

       Total annuities...................................................      433.3             161.7            63.7
                                                                            --------          --------        --------

Supplemental health:
     Medicare supplement (first-year)....................................       30.6              15.8            21.9
     Medicare supplement (renewal).......................................      213.6             273.0           329.8
                                                                            --------          --------        --------
       Subtotal - Medicare supplement....................................      244.2             288.8           351.7
                                                                            --------          --------        --------
     Specified disease (first-year)......................................       28.1              30.6            32.9
     Specified disease (renewal).........................................      329.6             328.9           328.8
                                                                            --------          --------        --------
       Subtotal - specified disease......................................      357.7             359.5           361.7
                                                                            --------          --------        --------
     Other health (first-year)...........................................        -                 -                .1
     Other health (renewal)..............................................        9.7              13.2            16.1
                                                                            --------          --------        --------
       Subtotal - other health...........................................        9.7              13.2            16.2
                                                                            --------          --------        --------

       Total supplemental health.........................................      611.6             661.5           729.6
                                                                            --------          --------        --------

Life insurance:
     First-year..........................................................        6.7               8.2            18.4
     Renewal.............................................................      307.9             326.8           353.9
                                                                            --------          --------        --------

       Total life insurance..............................................      314.6             335.0           372.3
                                                                            --------          --------        --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products...............................................       480.9             196.5           112.3
     Total renewal premium collections on
       insurance products................................................      878.6             961.7         1,053.3
                                                                            --------          --------        --------

       Total collections on insurance products...........................   $1,359.5          $1,158.2        $1,165.6
                                                                            ========          ========        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity collected premiums in this segment increased by 168 percent, to $433.3 million, in 2006 and by 154 percent, to $161.7 million, in 2005. Total annuity premiums collected in 2006 and 2005 increased due to: (i) increased sales efforts in this segment;
(ii) expanded product offerings; (iii) attractive crediting rates on certain products; and (iv) the general stock market performance in recent periods which has made these products attractive to certain customers. In 2004, we took actions to reduce our marketing of these products and focus instead on selling products that were less ratings sensitive (such as specified disease and Medicare supplement products).

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for these products increased by 263 percent, to $378.5 million, in 2006 and by 136 percent, to $104.4 million, in 2005. Collected premiums for these products increased in 2006 and 2005 due to the introduction of several new products. In addition, these products have become relatively attractive due to general stock market conditions in recent periods.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 4.4 percent, to $54.8 million, in 2006 and increased by 195 percent, to $57.3 million, in 2005. Sales of these products in 2006 and 2005 reflected increased sales efforts. During the last six months of 2005, collected premiums for these products were impacted by attractive crediting rates on certain products.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased by 15 percent, to $244.2 million, in 2006 and by 18 percent, to $288.8 million, in 2005. We have experienced higher lapses of these products in 2006 and 2005 due to premium rate increases implemented in recent periods and, in 2006, competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products have been comparable from period to period.

     Premiums collected from other health products decreased by 27 percent, to $9.7 million, in 2006 and by 19 percent, to $13.2 million, in 2005. Premiums have decreased from period to period as we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased by 6.1 percent, to $314.6 million, in 2006 and by 10 percent, to $335.0 million, in 2005.

Colonial Penn (dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Premiums collected by product:

Life insurance:
     First-year...........................................................     $ 22.9           $19.4           $17.8
     Renewal..............................................................       74.3            65.7            61.9
                                                                               ------           -----           -----

       Total life insurance...............................................       97.2            85.1            79.7
                                                                               ------           -----           -----

Supplemental health:
     Medicare supplement (renewal)........................................       10.9            12.4            14.1
     Other health (renewal)...............................................        1.1             1.4             1.5
                                                                               ------           -----           -----

       Total supplemental health..........................................       12.0            13.8            15.6
                                                                               ------           -----           -----


Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................................       22.9            19.4            17.8
     Total renewal premium collections on insurance
       products...........................................................       86.3            79.5            77.5
                                                                               ------           -----           -----

       Total collections on insurance products............................     $109.2           $98.9           $95.3
                                                                               ======           =====           =====

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased by 14 percent, to $97.2 million, in 2006 and by 6.8 percent, to $85.1 million, in 2005. Collected premiums have been impacted by increased advertising. Graded benefit life products sold through our direct response marketing channel accounted for $92.3 million, $81.2 million and $72.3 million of collected premiums in 2006, 2005 and 2004, respectively.

     Supplemental health products include Medicare supplement and other insurance products. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased from year to year as we no longer actively market these products through this segment.

Other Business in Run-Off  (dollars in millions)

                                                                                2006           2005            2004
                                                                                ----           ----            ----
Premiums collected by product:

Long-term care:
     First-year............................................................    $  -            $  -            $   .3
     Renewal...............................................................     323.0           349.1           379.8
                                                                               ------          ------          ------
       Total long-term care................................................     323.0           349.1           380.1
                                                                               ------          ------          ------

Major medical:
     Group (renewal).......................................................       1.9              .2            12.6
     Individual (renewal)..................................................       2.9             2.6             3.2
                                                                               ------          ------          ------
       Total major medical.................................................       4.8             2.8            15.8
                                                                               ------          ------          ------

Collections on insurance products:

     Total first-year premium collections on
       insurance products..................................................       -               -                .3
     Total renewal premium collections on
       insurance products..................................................     327.8           351.9           395.6
                                                                               ------          ------          ------

       Total collections on insurance products.............................    $327.8          $351.9          $395.9
                                                                               ======          ======          ======

     As described elsewhere, the Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and
(ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased by 7.5 percent, to $323.0 million, in 2006 and by 8.2 percent, to $349.1 million, in 2005. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide adequate liquidity to meet our cash obligations to policyholders and others; and (iii) generate stable and predictable investment income through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 97 percent of our $25.7 billion investment portfolio at December 31, 2006. The remainder of the invested assets were trading securities, equity securities and other invested assets.

       The following table summarizes the composition of our investment portfolio as of December 31, 2006 (dollars in millions):

                                                                                      Carrying      Percent of
                                                                                        value   total investments
                                                                                        -----   -----------------
   Actively managed fixed maturities...............................................   $22,802.9         89%
   Equity securities...............................................................        24.8         -
   Mortgage loans..................................................................     1,642.2          6
   Policy loans....................................................................       412.5          2
   Trading securities..............................................................       675.2          3
   Partnership investments.........................................................        55.0         -
   Other invested assets...........................................................       123.8         -
                                                                                      ---------        ---

      Total investments............................................................   $25,736.4        100%
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

     The following table summarizes the carrying values of our fixed maturity securities by category as of December 31, 2006 (dollars in millions):

                                                                                                               Percent of
                                                                                           Carrying value   fixed maturities
                                                                                           --------------   ----------------
   Structured securities................................................................     $ 5,934.2            26.0%
   Manufacturing........................................................................       2,906.6            12.7
   Bank and finance.....................................................................       2,229.7             9.8
   Services.............................................................................       1,808.9             7.9
   Utilities............................................................................       1,630.8             7.2
   U.S. Government......................................................................       1,422.1             6.2
   Holding and other investment offices.................................................       1,110.7             4.9
   Communications.......................................................................       1,092.0             4.8
   Agriculture, forestry and mining.....................................................         843.4             3.7
   Retail and wholesale.................................................................         733.3             3.2
   Transportation.......................................................................         695.2             3.1
   States and political subdivisions....................................................         669.5             2.9
   Asset-backed securities..............................................................         564.9             2.5
   Other................................................................................       1,161.6             5.1
                                                                                             ---------           -----

      Total actively managed fixed maturities...........................................     $22,802.9           100.0%
                                                                                             =========           =====

     Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Privately traded securities comprise less than seven percent of our total fixed maturity securities portfolio.

     The following table sets forth fixed maturity investments at December 31, 2006, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $985.8 million fair value of fixed maturities not rated by such firms, the rating assigned by the NAIC. For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below" (dollars in millions):

                                                                                                   Estimated fair value
                                                                                              --------------------------
                                                                                                              Percent of
                                                                              Amortized                          fixed
Investment rating                                                               cost          Amount          maturities
-----------------                                                               ----          ------          ----------
AAA......................................................................    $ 7,612.6      $ 7,533.0             33%
AA.......................................................................      1,524.0        1,505.5              6
A........................................................................      5,634.2        5,613.7             25
BBB+.....................................................................      2,498.4        2,495.2             11
BBB......................................................................      2,852.2        2,843.0             12
BBB-.....................................................................      1,264.1        1,257.6              6
                                                                             ---------      ---------            ---

    Investment grade.....................................................     21,385.5       21,248.0             93
                                                                             ---------      ---------            ---

BB+ .....................................................................        265.8          268.8              1
BB  .....................................................................        317.6          317.1              2
BB- .....................................................................        518.5          509.3              2
B+ and below.............................................................        459.5          459.7              2
                                                                             ---------      ---------            ---

    Below-investment grade (a)...........................................      1,561.4        1,554.9              7
                                                                             ---------      ---------            ---

       Total fixed maturity securities...................................    $22,946.9      $22,802.9            100%
                                                                             =========      =========            ===

---------
     (a) Below-investment grade fixed maturity securities with an amortized cost of $448.6 million and an estimated fair value of $446.5 million are securities held by a variable interest entity that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such variable interest entity will be satisfied from the cash flows generated by these securities. At December 31, 2006, our total investment in the variable interest entity was $48.8 million, and $47.0 million of such investment was rated BBB.

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Weighted average general account invested assets as defined:
       As reported .......................................................   $24,738.6      $25,000.3        $24,499.7
       Excluding unrealized appreciation
         (depreciation) (a)...............................................    25,112.2       24,491.6         24,049.8
Net investment income on general account
   invested assets........................................................     1,430.6        1,385.0          1,292.4

Yields earned:
       As reported........................................................       5.78%          5.54%            5.28%
       Excluding unrealized appreciation
         (depreciation) (a)...............................................       5.70%          5.66%            5.37%

--------------------
     (a) Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2006 and 2005, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.7 percent and 5.6 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.6 percent and 4.6 percent, respectively.

     Actively Managed Fixed Maturities

     Our actively managed fixed maturity portfolio at December 31, 2006, included primarily debt securities of the United States government, public utilities and other corporations, and structured securities. Structured securities included mortgage-backed securities, collateralized mortgage obligations ("CMOs"), asset-backed securities and commercial mortgage-backed securities.

     At December 31, 2006, our fixed maturity portfolio had $198.3 million of unrealized gains and $342.3 million of unrealized losses, for a net unrealized loss of $144.0 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (91 percent of the portfolio); (ii) broker-dealer market makers (3 percent of the portfolio); and (iii) internally developed methods (6 percent of the portfolio).

     At December 31, 2006, approximately 6.0 percent of our invested assets (6.8 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). We currently plan to maintain our present level of investments in below-investment-grade fixed maturities, although this plan could change if market conditions change. Below-investment grade securities have different characteristics than investment grade corporate debt securities. The risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2006, our below-investment-grade fixed maturity investments had an amortized cost of $1,561.4 million and an estimated fair value of $1,554.9 million.

     We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs a staff of experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. We recorded writedowns of fixed maturity investments, equity securities and other invested assets totaling $22.4 million in 2006. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

     As of December 31, 2006, our investments in substantive default (i.e., in default due to nonpayment of interest or principal) or technical default (i.e., in default, but not as to the payment of interest or principal) had an amortized cost of $7.0 million and a carrying value of $7.2 million. 40|86 Advisors employs experienced professionals to manage non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the ability of the issuer to comply with the material terms of the instrument on a timely basis.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was nil, $.8 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     At December 31, 2006, fixed maturity investments included $5.9 billion of structured securities (or 26 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. CMOs are backed by pools of mortgages that are segregated into sections or "tranches" that prioritize principal retirement. Pass-through securities receive principal and interest payments through their regular pro rata share of the payments on the underlying mortgages backing the securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities may occur more frequently, often monthly. In addition, mortgage-backed securities are often subject to a higher degree of risk associated with variable prepayments of principal. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying mortgages prepay faster than expected. The yield recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount because the discount is realized as income at a slower rate, and it increases the yield on those purchased at a premium because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2006 (dollars in millions):

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
Below 4 percent..........................................................      $  201.1      $  201.0        $  197.6
4 percent - 5 percent....................................................       1,132.7       1,087.6         1,075.3
5 percent - 6 percent....................................................       3,880.6       3,829.3         3,778.1
6 percent - 7 percent....................................................         729.1         739.1           736.8
7 percent - 8 percent....................................................         115.4         118.9           118.6
8 percent and above......................................................          26.4          27.0            27.8
                                                                               --------      --------        --------

       Total structured securities (a)...................................      $6,085.3      $6,002.9        $5,934.2
                                                                               ========      ========        ========

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $18.2 million and $18.4 million, respectively.

     The amortized cost and estimated fair value of structured securities at December 31, 2006, summarized by type of security, were as follows (dollars in millions):

                                                                                                  Estimated Fair Value
                                                                                               ------------------------
                                                                                                           Percent of
                                                                                Amortized                      fixed
Type                                                                              Cost         Amount       maturities
----                                                                              ----         ------       ----------
Pass-throughs and sequential and targeted amortization classes..........       $3,709.4       $3,662.4            16%
Planned amortization classes and accretion-directed bonds...............          894.1          882.5             4
Commercial mortgage-backed securities...................................        1,383.1        1,373.0             6
Other...................................................................           16.3           16.3             -
                                                                               --------       --------            --

       Total structured securities (a)..................................       $6,002.9       $5,934.2            26%
                                                                               ========       ========            ==

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $18.2 million and $18.4 million, respectively.

     Pass-through securities and sequential and targeted amortization class securities typically have different prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Targeted amortization classes, planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

     During 2006, we sold $3.2 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $98.5 million. We sell securities at a loss for a number of reasons including but not limited to:
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) our analysis indicates there is a high probability that the security is other-than-temporarily impaired. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to universal life and investment products.

     Other Investments

     At December 31, 2006, we held mortgage loan investments with a carrying value of $1,642.2 million (or 6.4 percent of total invested assets) and a fair value of $1,684.7 million. The mortgage loan balance was primarily comprised of commercial loans. Noncurrent mortgage loans were insignificant at December 31, 2006. Realized losses on mortgage loans were not significant in any of the past three years. Our allowance for loss on mortgage loans was $2.4 million at both December 31, 2006 and 2005. Approximately 8 percent, 7 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in Minnesota, Ohio, New York and California, respectively. No other state comprised greater than 6 percent of the mortgage loan balance.

     The following table shows the distribution of our mortgage loan portfolio by property type as of December 31, 2006 (dollars in millions):

                                                                                  Number of      Carrying
                                                                                    loans         value
                                                                                    -----         -----
Retail..........................................................................     362         $  881.6
Office building.................................................................     147            575.3
Industrial......................................................................      49            131.3
Multi-family....................................................................      36             41.6
Other...........................................................................       4             12.4
                                                                                     ---         --------

   Total mortgage loans.........................................................     598         $1,642.2
                                                                                     ===         ========

     The following table shows our mortgage loan portfolio by loan size (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
Under $5 million................................................................     518         $  967.6
$5 million but less than $10 million............................................      66            457.0
$10 million but less than $20 million...........................................      11            146.9
Over $20 million................................................................       3             74.9
                                                                                     ---         --------

   Total mortgage loans.........................................................     598         $1,646.4
                                                                                     ===         ========

     The following table summarizes the distribution of maturities of our mortgage loans (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
2007............................................................................      12         $    1.4
2008............................................................................      12             13.7
2009............................................................................      31             97.6
2010............................................................................       8              2.5
2011............................................................................      22             82.5
after 2011......................................................................     513          1,448.7
                                                                                     ---         --------

   Total mortgage loans.........................................................     598         $1,646.4
                                                                                     ===         ========

     At December 31, 2006, we held $675.2 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

     Other invested assets also include options backing our equity-indexed products, futures, credit default swaps, forward contracts and certain nontraditional investments, including investments in limited partnerships, promissory notes and real estate investments held for sale.

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

     Investment borrowings as of December 31, 2006 and 2005, consisted of the following (dollars in millions):

                                                        2006                  2005
                                                       ------                ------
       Securities issued by variable
          interest entity........................      $406.8                $302.2
       Other.....................................        11.5                  12.9
                                                       ------                ------

          Total..................................      $418.3                $315.1
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

     CONSOLIDATED FINANCIAL CONDITION

     Changes in the Consolidated Balance Sheet

     Changes in our consolidated balance sheet between December 31, 2006 and December 31, 2005, primarily reflect: (i) our net income for 2006; (ii) a reduction to our deferred income tax valuation allowance recorded in additional paid-in capital; and (iii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2006, we decreased the carrying value of such investments by $136.3 million as a result of this fair value adjustment.

     Our capital structure as of December 31, 2006 and 2005, was as follows (dollars in millions):

                                                                            2006          2005
                                                                            ----          ----
    Total capital:
       Corporate notes payable ......................................      $1,000.8     $  851.5

       Shareholders' equity:
          Preferred stock ...........................................         667.8        667.8
          Common stock...............................................           1.5          1.5
          Additional paid-in capital.................................       3,473.2      3,194.1
          Accumulated other comprehensive income (loss)..............         (72.6)        71.7
          Retained earnings..........................................         643.2        584.7
                                                                           --------     --------

              Total shareholders' equity.............................       4,713.1      4,519.8
                                                                           --------     --------

              Total capital..........................................      $5,713.9     $5,371.3
                                                                           ========     ========

     The following table summarizes certain financial ratios as of and for the years ended December 31, 2006 and 2005:

                                                                                                  2006            2005
                                                                                                  ----            ----
Book value per common share...................................................................    $26.58          $25.42
Book value per common share, excluding accumulated other comprehensive income (a).............     27.06           24.95

Ratio of earnings to fixed charges............................................................     1.30x           2.03x

Ratio of earnings to fixed charges and preferred dividends....................................     1.16x           1.81x

Debt to total capital ratios:
     Corporate debt to total capital..........................................................       18%             16%
     Corporate debt to total capital, excluding accumulated other comprehensive income (a)....       17%             16%
     Corporate debt and preferred stock to total capital......................................       29%             28%
     Corporate debt and preferred stock to total capital, excluding accumulated other
       comprehensive income (a)...............................................................       29%             29%

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

     Contractual Obligations

     The Company's significant contractual obligations as of December 31, 2006, were as follows (dollars in millions):

                                                                             Payment due in
                                                        -------------------------------------------------------
                                          Total         2007          2008-2009       2010-2011      Thereafter
                                          -----         ----          ---------       ---------      ----------
Insurance liabilities (a)............   $56,726.6    $4,047.0        $7,322.8         $6,629.1       $38,727.7
Notes payable (b)....................     1,378.1        68.7           135.8            449.4           724.2
Investment borrowings (c)............       683.9        26.3            54.9             51.0           551.7
Postretirement plans (d).............       158.7         3.6             7.3              8.0           139.8
Operating leases and certain other
    contractual commitments (e)......       211.9        35.1            55.4             39.2            82.2
                                        ---------    --------        --------         --------       ---------

    Total............................   $59,159.2    $4,180.7        $7,576.2         $7,176.7       $40,225.6
                                        =========    ========        ========         ========       =========

--------------------
     (a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $26.0 billion included in our consolidated balance sheet as of December 31, 2006. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

               o The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) over the term of the contracts was
                    4.6 percent.

     (b) Includes projected interest payments based on market rates, as applicable, as of December 31, 2006. Refer to the notes to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

     (c) These borrowings primarily represent the securities issued by a variable interest entity and include projected interest payments based on market rates, as applicable, as of December 31, 2006.

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

     o An inability to meet and/or maintain the covenants in our Second Amended Credit Facility.

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

     The Company announced on August 1, 2006, that it has reached a tentative settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The settlement is subject to a court fairness hearing and other conditions. Based on our estimates of the ultimate cash payments required to implement the tentative settlement, we believe there are adequate sources of liquidity to satisfy such requirements. Such estimates are subject to significant judgment, including the form of policy benefit enhancement chosen by the inforce policyholders. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies".

     On October 2, 2006, A.M. Best affirmed the financial strength rating of "B++ (Very Good)" of our primary insurance subsidiaries, except Conseco Senior, whose "B (Fair)" rating was affirmed by A.M. Best. A.M. Best also affirmed the outlook for the ratings of our primary insurance subsidiaries is positive, except for Conseco Senior, whose outlook of stable was affirmed. A.M. Best also noted that the likely timeframe for a potential upgrade of our primary insurance subsidiaries would be 18 to 24 months. A.M. Best also provided likely metrics Conseco would need to meet to: (i) maintain a positive outlook; or (ii) receive an upgrade. A.M. Best stated they would likely revise our current positive outlook rating to stable if one or more of the following occur:

     - The long-term care business in the Other Business in Run-off segment generates GAAP operating earnings less than $40 million in 2006 or 2007, or requires aggregate capital infusions greater than $50 million over the next two years. (The pre-tax operating loss for this segment was $41.9 million for the year ended December 31, 2006 and we contributed capital of $110 million to Conseco Senior in 2006, including $80 million which was accrued at December 31, 2006 and paid in February 2007).

     - Failure to achieve combined pre-tax statutory operating earnings growth (excluding surplus note interest) of at least 15 percent in 2007.

     - A decline in the Conseco Insurance Group segment's GAAP operating earnings (excluding the one-time litigation settlement charge) below $200 million for 2006 and $220 million for 2007. (The pre-tax operating earnings for this segment (excluding the one-time litigation settlement charge) were $189.0 million for the year ended December 31,
          2006).

     A.M. Best stated they would likely upgrade Conseco's ratings if the following occur:

     - Consolidated and stand-alone statutory capitalization levels generally meet or exceed present levels (including planned capital contributions from the refinancing transactions which occurred in October 2006). This assumes positive statutory earnings trends on an aggregate basis.

     - The long-term care business in the Other Business in Run-off segment continues to generate GAAP operating earnings in excess of $50 million with no material (greater than $50 million) statutory capital infusions required over the next two years. (The pre-tax operating loss for this segment was $41.9 million for the year ended December 31, 2006 and we contributed capital of $110 million to Conseco Senior in 2006, including $80 million which was accrued at December 31, 2006 and paid in February 2007).

     - GAAP operating earnings for the Bankers Life segment of at least $270 million for 2006 and 2007. (The pre-tax operating earnings for this segment were $258.4 million for the year ended December 31, 2006).

     - GAAP operating earnings for the Conseco Insurance Group segment of at least $220 million for 2006 (excluding the one-time litigation settlement charge) and $240 million for 2007 with improving expense ratios. (The pre-tax operating earnings for this segment (excluding the one-time litigation settlement charge) were $189.0 million for the year ended December 31, 2006).

     - Overall annual sales growth of 8 to 10 percent with positive sales trends in the Bankers Life and Conseco Insurance Group segments. (Our overall sales growth was 6 percent in 2006).

     - Maintain financial leverage below 25 percent with EBIT interest coverage of at least five times. (We are exceeding these requirements at December 31, 2006).

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

     The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from S&P are "BB+" and Conseco Senior's rating is "CCC". On February 23, 2007, S&P affirmed the financial strength ratings of our core insurance subsidiaries and Conseco Senior and revised its outlook on our primary insurance subsidiaries to stable from positive, except Conseco Senior, for which the outlook was revised to negative from stable. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the "CCC" rating from S&P are the eleventh and eighteenth highest, respectively, of twenty-one possible ratings.

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

     We have adopted several initiatives designed to reduce the expense levels that exceed product pricing in our Conseco Insurance Group segment. These initiatives include system conversions in our Other Business in Run-off segment which will eliminate duplicate processing systems, improve work flow and automate manually-intensive systems. We expect to spend over $26 million on capital expenditures in 2007 (including amounts related to these initiatives). We believe we have adequate cash flows from operations to fund these initiatives.

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, as such insurance subsidiaries have incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a tentative litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves and an increase in initial claims during 2006 related to long-term care policies. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life due to the causes of our statutory losses and the actions being undertaken by the Company.

     Conseco Senior has been aggressively seeking rate increases and pursuing other actions on such long-term care policies. We have filed, or plan to file, approximately 350 requests for rate increases on various long-term care products in this segment as we believe the existing rates are too low. In many instances, we are requesting three years of consecutive rate increases. The full effect of all three years of rate increases will take as long as five years to be fully realized. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is possible that we will not be able to obtain approval for rate increases currently pending or for the additional rate increases we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to establish a premium deficiency reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

     During 2006, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy and premium deficiency reserves primarily related to long-term care policies. Total asset adequacy and premium deficiency reserves for Conseco Senior, Washington National and Bankers Conseco Life Insurance Company were $30.0 million, $47.0 million and $16.6 million, respectively at December 31, 2006. Due to increases to insurance liabilities at the fresh-start date, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.

     Liquidity of the Holding Companies

     In October 2006, we entered into the Second Amended Credit Facility. As a result of the refinancing, the principal amount outstanding under the credit facility was increased from $478.3 million to $675.0 million and the maturity extended from 2010 to 2013. The interest rate on the Second Amended Credit Facility is 200 basis points over LIBOR, an increase of 25 basis points over the Amended Credit Facility. Approximately $195 million of the proceeds were used to strengthen the capital of our insurance subsidiaries. During 2006, we made scheduled principal payments totaling $1.3 million on our Amended Credit Facility, as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility. Under the terms of the Second Amended Credit Facility, we are required to make quarterly principal payments of .25 percent (approximately $1.7 million) of the initial principal amount through September 30, 2013. The remaining principal balance is due on October 10, 2013. At December 31, 2006, the interest rate on our Second Amended Credit Facility was 7.4 percent.

     In August 2005, we entered into the Amended Credit Facility with a balance of $447.0 million. The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the $800.0 million secured credit facility (the "Credit Facility"). The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During 2005, we made principal payments totaling $2.4 million on our Amended Credit Facility.

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at December 31, 2006. The Company pays a commitment fee equal to ..50 percent of the unused portion of the revolving credit facility on an annualized basis.

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

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $150.0 million over the term of the facility (compared to a limitation of $50.0 million under the Amended Credit Facility). As further discussed in the note to the consolidated financial statements entitled "Shareholders Equity", we repurchased 1.2 million shares of our common stock for $25.0 million in January 2007.

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

     The Amended Credit Facility and Second Amended Credit Facility are discussed in further detail in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

     At December 31, 2006, Conseco Inc. and CDOC held unrestricted cash of $95.9 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made capital contributions totaling $127.0 million to our top tier insurance subsidiary in 2006 including $50.0 million of capital contributions which were accrued at December 31, 2006, and paid in February 2007.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During 2006, our top tier insurance subsidiary paid dividends of $72.5 million to CDOC.

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

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2006, approximately 18 percent of our total insurance liabilities, or approximately $4.7 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

     The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2006, approximately 40 percent of our insurance liabilities had interest rates that may be reset annually; 46 percent had a fixed explicit interest rate for the duration of the contract; 10 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2006, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.7 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.6 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments and to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2006, the adjusted modified duration of our fixed maturity investments (as modified to reflect payments and potential calls) was approximately 7.0 years and the duration of our insurance liabilities was approximately 7.4 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $515 million if interest rates were to increase by 10 percent from their levels at December 31, 2006. This compares to a decline in fair value of $685 million based on amounts and rates at December 31, 2005. Our computer simulated calculations include numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2006, we recognized net realized investment losses of $47.2 million, which were comprised of $24.8 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $6.4 billion, and $22.4 million of writedowns of investments resulting from a decline in the fair value of an investment that we concluded was other than temporary. During 2005, we recognized net realized investment losses of $2.9 million, which were comprised of $11.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $11.5 billion, net of $14.7 million of writedowns of investments resulting from a decline in the fair value of an investment that we concluded was other than temporary. During 2004, we recognized net realized investment gains of $40.6 million, which were comprised of $58.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $12.7 billion, net of $18.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

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

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Registered Public Accounting Firm...............................................................  90

Consolidated Balance Sheet at December 31, 2006 and 2005..............................................................  92

Consolidated Statement of Operations for the years ended December 31, 2006, 2005 and 2004.............................  94

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004...................  95

Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004.............................  97

Notes to Consolidated Financial Statements............................................................................  98


             Report of Independent Registered Public Accounting Firm



To the Shareholders and Board of Directors Conseco, Inc.:

We have completed integrated audits of Conseco, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conseco, Inc. and its subsidiaries (Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Conseco, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness relating to controls over the actuarial reporting process, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment.

As of December 31, 2006, Conseco, Inc. did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for insurance products. Specifically, Conseco, Inc. did not maintain effective controls over the actuarial reporting processes related to the design of controls to ensure the completeness and accuracy of the inforce policies for a block of single premium immediate annuities in the Bankers Life segment, controls to ensure that accurate reserves are established for all policy benefits related to certain supplemental insurance coverages applicable to a block of specified disease policies in the Conseco Insurance Group segment, and controls to ensure the accuracy of benefit reserves on certain long-term care policies with inflation riders, lifetime benefit features or non-forfeiture provisions in the Other Business in Run-off segment. These control deficiencies resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the year ended December 31, 2006. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement in the annual or interim Conseco, Inc. consolidated financial statements that would not be prevented or detected. Accordingly, Conseco, Inc. management has concluded that these control deficiencies constitute a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Conseco, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Conseco, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


/s/ PricewaterhouseCoopers LLP
------------------------------

Indianapolis, Indiana
March 9, 2007

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2006 and 2005
                              (Dollars in millions)


                                     ASSETS

                                                                                                2006               2005
                                                                                                ----               ----
Investments:
     Actively managed fixed maturities at fair value (amortized cost:
       2006 - $22,946.9; 2005 - $22,380.2)...............................................     $22,802.9         $22,494.2
     Equity securities at fair value (cost: 2006 - $23.9; 2005 - $25.6)..................          24.8              27.1
     Mortgage loans......................................................................       1,642.2           1,264.2
     Policy loans........................................................................         412.5             429.8
     Trading securities..................................................................         675.2             716.3
     Other invested assets ..............................................................         178.8             109.6
                                                                                              ---------         ---------

       Total investments.................................................................      25,736.4          25,041.2

Cash and cash equivalents:
     Unrestricted........................................................................         385.9             237.8
     Restricted..........................................................................          24.0              35.2
Accrued investment income................................................................         344.5             315.4
Value of policies inforce at the Effective Date..........................................       2,137.2           2,382.0
Cost of policies produced................................................................       1,106.7             758.8
Reinsurance receivables..................................................................         850.8             887.5
Income tax assets, net...................................................................       1,786.9           1,496.6
Assets held in separate accounts.........................................................          28.9              29.8
Other assets.............................................................................         316.0             341.0
                                                                                              ---------         ---------

       Total assets......................................................................     $32,717.3         $31,525.3
                                                                                              =========         =========


                            (continued on next page)





















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)
                           December 31, 2006 and 2005
                              (Dollars in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 2006              2005
                                                                                                 ----              ----
Liabilities:
     Liabilities for insurance products:
       Interest-sensitive products........................................................      $13,018.0       $12,686.8
       Traditional products...............................................................       12,094.1        11,840.2
       Claims payable and other policyholder funds........................................          832.3           842.1
       Liabilities related to separate accounts...........................................           28.9            29.8
     Other liabilities....................................................................          611.8           440.0
     Investment borrowings................................................................          418.3           315.1
     Notes payable - direct corporate obligations.........................................        1,000.8           851.5
                                                                                                ---------       ---------

         Total liabilities................................................................       28,004.2        27,005.5
                                                                                                ---------       ---------

Commitments and Contingencies (Note 8)

Shareholders' equity:
     Preferred stock......................................................................          667.8           667.8
     Common stock ($0.01 par value, 8,000,000,000 shares authorized,
       shares issued and outstanding:  2006 - 152,165,108; 2005 - 151,513,434)............            1.5             1.5
     Additional paid-in capital...........................................................        3,473.2         3,194.1
     Accumulated other comprehensive income (loss)........................................          (72.6)           71.7
     Retained earnings....................................................................          643.2           584.7
                                                                                                ---------       ---------

         Total shareholders' equity.......................................................        4,713.1         4,519.8
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.......................................      $32,717.3       $31,525.3
                                                                                                =========       =========






















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2006, 2005 and 2004
                  (Dollars in millions, except per share data)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Revenues:
    Insurance policy income..............................................    $2,989.0        $2,930.1       $2,949.3
    Net investment income (loss):
       General account assets............................................     1,435.2         1,390.4        1,294.5
       Policyholder and reinsurer accounts...............................        71.2           (15.8)          24.1
    Net realized investment gains (losses) ..............................       (47.2)           (2.9)          40.6
    Fee revenue and other income.........................................        19.2            24.7           21.5
                                                                             --------        --------       --------

       Total revenues....................................................     4,467.4         4,326.5        4,330.0
                                                                             --------        --------       --------

Benefits and expenses:
    Insurance policy benefits............................................     3,068.4         2,800.6        2,795.2
    Interest expense.....................................................        73.5            58.3           79.5
    Amortization.........................................................       423.4           388.4          371.2
    (Gain) loss on extinguishment of debt................................          .7             3.7           (2.8)
    Costs related to the tentative litigation settlement.................       174.7            18.3            9.8
    Other operating costs and expenses...................................       574.4           553.8          623.0
                                                                             --------        --------       --------

       Total benefits and expenses.......................................     4,315.1         3,823.1        3,875.9
                                                                             --------        --------       --------

       Income before income taxes........................................       152.3           503.4          454.1

Income tax expense on period income......................................        55.8           178.5          159.3
                                                                             --------        --------       --------

       Net income........................................................        96.5           324.9          294.8

Preferred stock dividends................................................        38.0            38.0           65.5
                                                                             --------        --------       --------

       Net income applicable to common stock.............................    $   58.5        $  286.9       $  229.3
                                                                             ========        ========       ========



Earnings per common share:
     Basic:
       Weighted average shares outstanding.............................   151,690,000     151,160,000    132,280,000
                                                                          ===========     ===========    ===========

       Net income......................................................          $.39           $1.90          $1.73
                                                                                 ====           =====          =====

     Diluted:
       Weighted average shares outstanding.............................   152,509,000     185,040,000    155,930,000
                                                                          ===========     ===========    ===========

       Net income......................................................          $.38           $1.76          $1.63
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

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital       income        earnings
                                                          -----      -----    ---------------       ------        --------
Balance, December 31, 2003...........................    $2,817.6     $887.5      $1,642.9           $218.7        $ 68.5

   Comprehensive income, net of tax:
     Net income......................................       294.8        -             -                -           294.8
     Change in unrealized appreciation of
       investments (net of applicable income tax
       expense of $65.4).............................       118.6        -             -              118.6           -
                                                         --------

         Total comprehensive income..................       413.4

   Issuance of shares for stock options and
     for employee benefit plans, net.................        12.4        -            12.4              -             -
   Issuance of mandatorily convertible
     preferred stock, net............................       667.8      667.8           -                -             -
   Redemption of cumulative convertible
     exchangeable preferred stock....................      (928.9)    (928.9)          -                -             -
   Issuance of common stock, net.....................       882.2        -           882.2              -             -
   Reduction of deferred income tax valuation
     allowance.......................................        61.8        -            61.8              -             -
   Payment-in-kind dividends on convertible
     exchangeable preferred stock....................        41.4       41.4           -                -             -
   Dividends on preferred stock......................       (65.5)       -             -                -           (65.5)
                                                         --------     ------      --------           ------        ------

Balance, December 31, 2004...........................     3,902.2      667.8       2,599.3            337.3         297.8

   Comprehensive income, net of tax:
     Net income......................................       324.9        -             -                -           324.9
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $148.7)............................      (265.6)       -             -             (265.6)          -
                                                         --------

         Total comprehensive income..................        59.3

   Reduction of deferred income tax valuation
     allowance.......................................       585.8        -           585.8              -             -
   Stock option and restricted stock plans...........         9.1        -             9.1              -             -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date............................................         1.4        -             1.4              -             -
   Dividends on preferred stock......................       (38.0)       -             -                -           (38.0)
                                                         --------     ------      --------           ------        ------

Balance, December 31, 2005...........................    $4,519.8    $ 667.8      $3,195.6           $ 71.7        $584.7

                          (continued on following page)



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, December 31, 2005 (carried forward from
   prior page).......................................    $4,519.8     $667.8      $3,195.6           $ 71.7        $584.7

   Comprehensive loss, net of tax:
     Net income......................................        96.5        -             -                -            96.5
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $77.4).............................      (137.9)       -             -             (137.9)          -
                                                         --------

         Total comprehensive loss....................       (41.4)

   Adjustment to initially apply SFAS No. 158
     related to the unrecognized net loss related
     to deferred compensation plan (net of
     applicable income tax benefit of $3.5)..........        (6.4)       -             -               (6.4)          -
   Reduction of deferred income tax valuation
     allowance.......................................       260.0        -           260.0              -             -
   Stock option and restricted stock plans...........        12.4        -            12.4              -             -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date............................................         6.7        -             6.7              -             -
   Dividends on preferred stock......................       (38.0)       -             -                -           (38.0)
                                                         --------     ------      --------           ------        ------

Balance, December 31, 2006...........................    $4,713.1     $667.8      $3,474.7           $(72.6)       $643.2
                                                         ========     ======      ========           ======        ======
























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2006, 2005 and 2004
                              (Dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Cash flows from operating activities:
   Insurance policy income...............................................   $ 2,633.4      $ 2,565.3        $ 2,567.5
   Net investment income.................................................     1,500.5        1,461.0          1,494.9
   Fee revenue and other income..........................................        19.3           24.7             21.5
   Net sales of trading securities.......................................        36.0          165.8             21.1
   Insurance policy benefits.............................................    (2,184.2)      (2,044.8)        (2,058.9)
   Interest expense......................................................       (66.9)         (40.6)           (72.2)
   Policy acquisition costs..............................................      (484.7)        (400.9)          (364.4)
   Other operating costs.................................................      (523.7)        (596.8)          (579.5)
   Taxes.................................................................         1.5           28.4             17.6
                                                                            ---------      ---------        ---------

       Net cash provided by operating activities.........................       931.2        1,162.1          1,047.6
                                                                            ---------      ---------        ---------

Cash flows from investing activities:
   Sales of investments..................................................     6,412.1       11,479.9         12,707.9
   Maturities and redemptions of investments.............................     2,038.0        1,455.3          1,882.3
   Purchases of investments..............................................    (9,490.8)     (14,438.0)       (16,000.9)
   Change in restricted cash.............................................        11.2          (16.3)            13.0
   Other.................................................................       (21.7)         (31.6)           (57.6)
                                                                            ---------      ---------        ---------

       Net cash used by investing activities.............................    (1,051.2)      (1,550.7)        (1,455.3)
                                                                            ---------      ---------        ---------

Cash flows from financing activities:
   Issuance of notes payable, net........................................       196.7          853.7            790.2
   Issuance of preferred stock, net......................................         -              -              667.8
   Issuance of common stock, net.........................................         1.0             .5            882.2
   Payments on notes payable.............................................       (48.0)        (770.4)        (1,332.0)
   Redemption of preferred stock.........................................         -              -             (928.9)
   Amounts received for deposit products.................................     2,067.7        1,709.8          1,648.3
   Withdrawals from deposit products.....................................    (2,014.5)      (1,787.0)        (1,795.7)
   Investment borrowings.................................................       103.2         (118.8)            46.6
   Dividends paid on preferred stock.....................................       (38.0)         (38.0)           (19.3)
   Other.................................................................         -              -               (3.6)
                                                                            ---------      ---------        ---------

       Net cash provided (used) by financing activities..................       268.1         (150.2)           (44.4)
                                                                            ---------      ---------        ---------

       Net increase (decrease) in cash and cash equivalents..............       148.1         (538.8)          (452.1)

Cash and cash equivalents, beginning of year.............................       237.8          776.6          1,228.7
                                                                            ---------      ---------        ---------

Cash and cash equivalents, end of year...................................   $   385.9      $   237.8        $   776.6
                                                                            =========      =========        =========










                   The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     1. DESCRIPTION OF BUSINESS

     Conseco, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation ("Old Conseco" or our "Predecessor"), in connection with our bankruptcy reorganization in 2003. The terms "Conseco", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, Old Conseco and its subsidiaries. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations. These segments reflect the addition of Colonial Penn as a separate segment resulting from a change in how management disaggregates the Company's operations for making internal operating decisions beginning in the fourth quarter of 2006. Colonial Penn's operations were previously aggregated with the Bankers Life segment. We have restated all prior period segment disclosures to conform to management's current view of the Company's operating segments. The primary operating segments are defined on the basis of product distribution. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company ("Bankers Life and Casualty"), markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program and certain annuity products to the senior market through approximately 4,650 exclusive career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D products through a marketing agreement with Coventry Health Care ("Coventry").

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through over 500 independent marketing organizations that represent over 6,400 producing independent agents. This segment markets its products under the "Conseco" and "Washington National" (a wholly-owned insurance subsidiary of Conseco) brand names.

     o Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company ("Colonial Penn"), markets graded benefit and simplified issue life insurance directly to consumers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of long-term care insurance sold in prior years through independent agents and major medical insurance.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are unrelated to our operating segments.

     2. BASIS OF PRESENTATION

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the "SEC").

     The accompanying financial statements include the accounts of the Company and its subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We have reclassified certain amounts in our 2005 and 2004 consolidated financial statements and notes to conform with the 2006 presentation. These reclassifications have no effect on net income or shareholders' equity.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the section of this note entitled "Accounting for Derivatives" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $675.2 million and $716.3 million at December 31, 2006 and 2005, respectively.

     Other invested assets include: (i) certain call options purchased in an effort to hedge the effects of certain policyholder benefits related to our equity-indexed annuity and life insurance products; and (ii) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". Non-traditional investments include investments in certain limited partnerships, which are accounted for using the equity method, and promissory notes, which are accounted for using the cost method.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security (other than trading securities), we report the difference between the sale proceeds and amortized

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

cost (determined based on specific identification) as a realized investment gain or loss.

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

     The costs that vary with, and are primarily related to, producing new insurance business subsequent to September 10, 2003 are referred to as cost of policies produced. For universal life or investment products, we amortize these costs in relation to the estimated gross profits using the interest rate credited to the underlying policies. For other products, we amortize these costs in relation to future anticipated premium revenue using the projected investment earnings rate.

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

     When we replace an existing insurance contract with another insurance contract with substantially different terms, all unamortized cost of policies produced for such replaced contract is immediately expensed. When we replace an existing insurance contract with another insurance contract with substantially similar terms, we continue to defer the cost of policies produced associated with the replaced contract. Such costs which continue to be deferred related to replaced contracts were nil in 2006, 2005 and 2004.

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

     The Company expects to amortize the balance of the value of policies inforce at the Effective Date as of December 31, 2006 as follows: 13 percent in 2007, 11 percent in 2008, 10 percent in 2009, 9 percent in 2010 and 7 percent in 2011.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Assets Held in Separate Accounts

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

     We establish liabilities for traditional life, accident and health insurance, and life contingent payment annuity products using mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. We establish liabilities for accident and health insurance products using morbidity tables based on the Company's actual or expected experience. These reserves are computed at amounts that, with additions from estimated future premiums received and with interest on such reserves at estimated future rates, are expected to be sufficient to meet our obligations under the terms of the policy. Liabilities for future policy benefits are computed on a net-level premium method based upon assumptions as to investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses determined when the policies were issued (or with respect to policies inforce at August 31, 2003, the Company's best estimate of such assumptions on the fresh-start date). Once established, assumptions on these products are generally not changed. We make an additional provision to allow for potential adverse deviation for some of our assumptions.

     We establish claim reserves based on our estimate of the loss to be incurred on reported claims plus estimates of incurred but unreported claims based on our past experience.

     Accounting for Long-term Care Premium Rate Increases

     Many of our long-term care policies were subject to premium rate increases in 2006. In some cases, these premium rate increases were reasonably consistent with the assumptions we used to value the particular block at the fresh-start date. In other cases, the premium rate increases were materially different from that assumed at the fresh-start date, leading us to change our best estimates of future actuarial assumptions. With respect to the 2006 premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these policyholder options:

     o Premium rate increases - If premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are reflected prospectively in our reserves and deferred insurance acquisition costs (including the cost of policies produced and the value of policies inforce at the Effective Date) using a method known as the "pivot" method. The pivot method describes a modification to the valuation approach whereby our reserves and deferred insurance acquisition costs are unchanged at the time of the premium rate increase, but the future pattern of reserve changes is modified to reflect the relationship of premiums to benefits based on the current best estimate of future claim cost, morbidity, persistency and investment returns. If there is no significant change in underlying premium rate assumptions, a premium rate increase has no effect on reserves or deferred insurance acquisition costs.

     o Benefit reductions - A policyholder may choose reduced coverage with a proportionate reduction in premium, when permitted by our contracts. This option does not require additional underwriting. Benefit reductions are treated as a partial lapse of coverage, and the balance of our reserves and deferred insurance acquisition costs is reduced in proportion to the reduced coverage.

     o Non-forfeiture benefits offered in conjunction with a rate increase - In some cases, non-forfeiture benefits are offered to policyholders who wish to lapse their policies at the time of a significant rate increase. In these cases, exercise of this option is treated as an extinguishment of the original contract and issuance of a new contract. The balance of reserves and deferred insurance acquisition cost are released, and a reserve for the new contract is established.

     o Florida Order - The Florida Office of Insurance Regulation issued an order to our subsidiaries in the Other Business in Run-off segment regarding their long-term care business in Florida. The order required them to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

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

          Reserves for all three groups of policies under the order were prospectively adjusted using the pivot method described above, as these alternatives were required by the Florida Office of Insurance Regulation. There were no deferred insurance acquisition costs associated with these policies.

Some of our policyholders may receive a non-forfeiture benefit if they cease paying their premiums pursuant to their original contract (or pursuant to changes made to their original contract as a result of a litigation settlement made prior to the fresh-start date or an order issued by the Florida Office of Insurance Regulation). In these cases, exercise of this option is treated as the exercise of a policy benefit, and the reserve for premium paying benefits is reduced, and the reserve for the non-forfeiture benefit is adjusted to reflect the election of this benefit.

     Accounting for marketing and quota-share agreements with Coventry Health
     Care

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Modernization Act") provided for the introduction of a prescription drug benefit (Part D). In order to offer this product to our current and potential future policyholders without investing in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related policy benefits subject to a risk corridor. The Part D program was effective January 1, 2006. Pursuant to the Coventry Medicare Part D Plan, the insurance plan covers 75 percent of the policyholder's prescription drug costs up to $2,250; zero percent from $2,251 to $5,100; and 95 percent over $5,100.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     o We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services.

     Reinsurance

     In the normal course of business, we seek to limit our loss exposure on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured if the assuming company is unable to pay. The likelihood of a material loss being incurred as a result of the failure of one of our reinsurers is considered remote. The cost of reinsurance is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $213.3 million, $232.2 million and $255.2 million in 2006, 2005 and 2004, respectively. We deduct this cost from insurance policy income. Reinsurance recoveries netted against insurance policy benefits totaled $231.0 million, $231.6 million and $281.8 million in 2006, 2005 and 2004, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $130.3 million, $60.1 million and $70.2 million in 2006, 2005 and 2004, respectively.

     See the section of this note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards ("NOLs"). We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. In addition, the use of the Company's NOLs is dependent, in part, on whether the Internal Revenue Service (the "IRS") does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income, which is further described in the note entitled "Income Taxes".

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004, 2005 and 2006 we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million, $585.8 million and $260.0 million in 2004, 2005 and 2006, respectively. However, we are required to continue to hold a valuation allowance of $777.8 million at December 31, 2006 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     Investment Borrowings

     As part of our investment strategy, we may enter into repurchase agreements and dollar-roll transactions to increase our investment return or to improve our liquidity. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Dollar rolls are similar to repurchase agreements except that, with dollar rolls, the repurchase involves securities that are substantially the same as the securities sold (rather than being the same security). Such borrowings averaged $234.2 million during 2005. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rates on such borrowings were 2.9 percent during 2005. The primary risk associated with short-term collateralized borrowings is that a counterparty will be unable to perform under the terms of the contract. Exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments. During the third quarter of 2005, the market spread on these transactions declined to a level at which our continued participation in these transactions was not profitable. As a result, these transactions were terminated.

     At December 31, 2006 and 2005, investment borrowings also include the securities issued to other entities by a variable interest entity which is consolidated in our financial statements. Refer to the note entitled "Investment in a Variable Interest Entity" for further discussion.

     Accounting for Derivatives

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index, over a specified period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts). Net investment income (loss) related to equity-indexed products was $40.4 million, $(14.6) million and $13.7 million during 2006, 2005 and 2004, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $93.7 million and $44.5 million at December 31, 2006 and 2005, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $275.3 million and $210.7 million at December 31, 2006 and 2005, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2006, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $9.6 million and $17.4 million at December 31, 2006 and 2005, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     Multibucket Annuity Product

     The Company's multibucket annuity is a fixed annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts), which is substantially offset by the change in insurance policy benefits for these products. As of December 31, 2006, we hold insurance liabilities of $118.5 million related to multibucket annuity products.

     Stock Based Compensation

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect compensation cost determined under the fair value method. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. During 2006, we did not capitalize any stock-based compensation expense as cost of policies produced or any other asset category.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     The estimated fair values of our financial instruments at December 31, 2006 and 2005, were as follows (dollars in millions):

                                                                                  2006                       2005
                                                                         ---------------------     ---------------------
                                                                         Carrying         Fair      Carrying       Fair
                                                                          Amount         Value       Amount       Value
                                                                          ------         -----       ------       -----
Financial assets:
   Actively managed fixed maturities...............................      $22,802.9     $22,802.9     $22,494.2   $22,494.2
   Equity securities ..............................................           24.8          24.8          27.1        27.1
   Mortgage loans..................................................        1,642.2       1,684.7       1,264.2     1,297.6
   Policy loans....................................................          412.5         412.5         429.8       429.8
   Trading securities..............................................          675.2         675.2         716.3       716.3
   Other invested assets...........................................          178.8         178.8         109.6       109.6
   Cash and cash equivalents.......................................          409.9         409.9         273.0       273.0

Financial liabilities:
   Insurance liabilities for interest-sensitive
     products (a)..................................................      $13,018.0     $13,018.0     $12,686.8   $12,686.8
   Investment borrowings...........................................          418.3         418.3         315.1       315.1
   Notes payable - direct corporate obligations....................        1,000.8         999.8         851.5       876.8

--------------------
     (a) The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2006 and 2005. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

     Sales Inducements

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $64.0 million, $62.8 million and $14.3 million in 2006, 2005 and 2004, respectively. Amounts amortized totaled $19.1 million, $8.5 million and $2.9 million in 2006, 2005 and 2004, respectively. The unamortized balance of deferred sales inducements was $115.0 million and $70.1 million at December 31, 2006 and 2005, respectively. The balance of insurance liabilities for

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

persistency bonus benefits was $296.3 million and $320.7 million at December 31, 2006 and 2005, respectively.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance is effective for fiscal years beginning after December 15, 2006. We have substantially completed our assessment of the impact of the adoption of FIN 48 and expect that the financial impact of the initial adoption, if any, will be immaterial to our financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets". SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year that begins after September 15, 2006. The adoption of SFAS 155 will not have a material effect on our financial position or results of operations.

     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). This statement provides guidance on accounting for deferred acquisition costs on an internal replacement which is defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 are effective for internal replacements beginning January 1, 2007. Based on our initial assessment of the standard, we do not expect it to have a material impact on our results of operations or financial position. In addition, our insurance companies do not sell group health and life products that are subject to premium rate or benefit adjustment based on a review of the actual experience of the contractholder. (These products could be subject to a shorter insurance intangible amortization period under the new guidance).

     Adopted Accounting Standards

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

assets and the projected benefit obligation as of the end of our fiscal year end. In addition, SFAS 158 requires employers to recognize changes in the funded status of defined benefit pension and other post retirement plans in the year in which the changes occur through other accumulated comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006.

     The impact of the adoption of SFAS 158 on our consolidated balance sheet at December 31, 2006, is as follows (dollars in millions):

                                                       Balance before                      Balance after
                                                         adoption of                        adoption of
                                                          SFAS 158         Adjustments       SFAS 158
                                                          --------         -----------       --------
       Income tax assets, net....................         $1,783.4           $ 3.5            $1,786.9
       Other liabilities.........................            601.9             9.9               611.8
       Accumulated other comprehensive loss......            (66.2)           (6.4)              (72.6)

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires companies to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required as long as the company properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in retained earnings as of the beginning of the fiscal year of adoption. The provisions of SAB 108 were applied to the annual financial statements of the Company for the year ended December 31, 2006. Our adoption of SAB 108 had no effect on our results of operations or financial position because we currently use an approach consistent with the new requirement.

     The FASB issued SFAS 123R in December 2004. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R provides additional guidance on accounting for share-based payments and requires all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. SFAS 123R is effective for all awards granted, modified, repurchased or cancelled and requires the recognition of compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis in the disclosure included under the caption entitled "Accounting for Stock Options". SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. We previously measured compensation expense for our stock option plans using the intrinsic value method. Effective January 1, 2006, we were required to recognize expense related to our stock option plans consistent with the requirements of SFAS 123R described above. We recognized compensation expense related to stock options totaling $6.5 million in 2006. We implemented this requirement using the modified prospective method. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107") related to SFAS 123R. We have followed the guidance in SAB 107 in our adoption of SFAS 123R.

     The FASB issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2") in May 2004. FSP FAS 106-2 provides guidance on accounting for the effects of the Modernization Act. The Modernization Act provides, among other things, a federal subsidy to plan sponsors who maintain postretirement health care plans that provide prescription drug benefits and meet certain equivalency criteria. FSP FAS 106-2 superseded FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The adoption of FSP FAS 106-2 did not have a significant impact on our consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     4. INVESTMENTS

     At December 31, 2006, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized      fair
                                                                       cost         gains       losses        value
                                                                       ----         -----       ------        -----
Investment grade:
   Corporate securities..........................................   $13,179.2       $142.0      $(201.3)    $13,119.9
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,428.6         16.8        (23.3)      1,422.1
   States and political subdivisions.............................       675.7          5.2        (11.4)        669.5
   Debt securities issued by foreign governments.................       117.3          3.6          (.2)        120.7
   Structured securities ........................................     5,984.7          7.7        (76.6)      5,915.8
Below-investment grade (primarily corporate securities)..........     1,561.4         23.0        (29.5)      1,554.9
                                                                    ---------       ------      -------     ---------

     Total actively managed fixed maturities.....................   $22,946.9       $198.3      $(342.3)    $22,802.9
                                                                    =========       ======      =======     =========

Equity securities................................................       $23.9         $1.2         $(.3)        $24.8
                                                                        =====         ====         ====         =====

     At December 31, 2005, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized     fair
                                                                       cost         gains       losses       value
                                                                       ----         -----       ------       -----
Investment grade:
   Corporate securities..........................................   $12,509.3       $276.3      $(120.5)    $12,665.1
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,570.4          3.7        (17.7)      1,556.4
   States and political subdivisions.............................       868.4         18.9         (6.6)        880.7
   Debt securities issued by foreign governments.................       162.1          8.3          (.2)        170.2
   Structured securities ........................................     6,283.1         20.7        (76.4)      6,227.4
Below-investment grade (primarily corporate securities)..........       986.9         24.0        (16.5)        994.4
                                                                    ---------       ------      -------     ---------

     Total actively managed fixed maturities.....................   $22,380.2       $351.9      $(237.9)    $22,494.2
                                                                    =========       ======      =======     =========

Equity securities................................................       $25.6         $1.8         $(.3)        $27.1
                                                                        =====         ====         ====         =====

     Accumulated other comprehensive income (loss) is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of December 31, 2006 and 2005, were as follows (dollars in millions):

                                                                                               2006             2005
                                                                                               ----             ----
Net unrealized appreciation (depreciation) on investments.................................   $(136.3)          $120.9
Adjustment to value of policies inforce at the Effective Date.............................      20.1             (9.2)
Adjustment to cost of policies produced...................................................      12.3              (.3)
Adjustment to initially apply SFAS No. 158 related to the unrecognized net loss related to
    deferred compensation plan............................................................      (9.9)             -
Deferred income tax liability.............................................................      41.2            (39.7)
                                                                                             -------           ------

       Accumulated other comprehensive income (loss)......................................   $ (72.6)          $ 71.7
                                                                                             =======           ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of December 31, 2006 (dollars in millions):

                                                                                                               Percent of
                                                                                           Carrying value   fixed maturities
                                                                                           --------------   ----------------
   Structured securities................................................................    $ 5,934.2             26.0%
   Manufacturing........................................................................      2,906.6             12.7
   Bank and finance.....................................................................      2,229.7              9.8
   Services.............................................................................      1,808.9              7.9
   Utilities............................................................................      1,630.8              7.2
   U.S. Government......................................................................      1,422.1              6.2
   Holding and other investment offices.................................................      1,110.7              4.9
   Communications.......................................................................      1,092.0              4.8
   Agriculture, forestry and mining.....................................................        843.4              3.7
   Retail and wholesale.................................................................        733.3              3.2
   Transportation.......................................................................        695.2              3.1
   States and political subdivisions....................................................        669.5              2.9
   Asset-backed securities..............................................................        564.9              2.5
   Other................................................................................      1,161.6              5.1
                                                                                            ---------            -----

      Total actively managed fixed maturities...........................................    $22,802.9            100.0%
                                                                                            =========            =====

     Below-Investment Grade Securities

     At December 31, 2006, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,561.4 million, or 6.8 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,554.9 million, or 100 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $448.6 million and an estimated fair value of $446.5 million are securities held by a variable interest entity that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such variable interest entity will be satisfied from the cash flows generated by these securities. At December 31, 2006, our total investment in the variable interest entity was $48.8 million, and $47.0 million of such investment was rated BBB.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Contractual Maturity

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2006, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
Due in one year or less......................................................................    $   404.3      $   402.9
Due after one year through five years........................................................      2,371.0        2,351.2
Due after five years through ten years.......................................................      6,084.8        6,054.6
Due after ten years..........................................................................      8,083.9        8,060.0
                                                                                                 ---------      ---------

    Subtotal.................................................................................     16,944.0       16,868.7

Structured securities (a)....................................................................      6,002.9        5,934.2
                                                                                                 ---------      ---------

        Total actively managed fixed maturities .............................................    $22,946.9      $22,802.9
                                                                                                 =========      =========

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $18.2 million and $18.4 million, respectively.

     Net Investment Income

     Net investment income consisted of the following (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
    Fixed maturities.....................................................    $1,293.6        $1,266.1        $1,176.9
    Trading income related to policyholder and
       reinsurer accounts................................................        32.9             3.1             4.0
    Equity securities....................................................         1.8              .5             3.9
    Mortgage loans.......................................................       101.9            92.4            90.2
    Policy loans.........................................................        25.0            26.3            27.7
    Change in value of options
       related to equity-indexed products................................        38.3           (18.9)           20.1
    Other invested assets................................................        13.8             9.6             9.0
    Cash and cash equivalents............................................        19.1            18.2            13.8
                                                                             --------        --------        --------

       Gross investment income...........................................     1,526.4         1,397.3         1,345.6
    Less investment expenses.............................................        20.0            22.7            27.0
                                                                             --------        --------        --------

       Net investment income.............................................    $1,506.4        $1,374.6        $1,318.6
                                                                             ========        ========        ========

     The carrying value of fixed maturity investments and mortgage loans not accruing investment income totaled nil and $12.7 million at December 31, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Net Realized Investment Gains (Losses)

     Net realized investment gains (losses) were included in revenue as follows (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Fixed maturities:
    Gross gains..........................................................     $ 70.1          $ 86.5           $102.4
    Gross losses.........................................................      (98.5)          (82.3)           (45.8)
    Other-than-temporary declines in fair value..........................      (12.0)           (4.5)            (6.2)
                                                                              ------          ------           ------

         Net realized investment gains (losses) from
           fixed maturities..............................................      (40.4)            (.3)            50.4

Equity securities........................................................         .2             1.6             (3.5)
Mortgages................................................................        -               3.2              2.0
Other-than-temporary declines in fair value of
    equity securities and other invested assets..........................      (10.4)          (10.2)           (11.9)
Other ...................................................................        3.4             2.8              3.6
                                                                              ------          ------           ------

         Net realized investment gains (losses)..........................     $(47.2)         $ (2.9)          $ 40.6
                                                                              ======          ======           ======

     During 2006, we recognized net realized investment losses of $47.2 million, which were comprised of $24.8 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $6.4 billion, and $22.4 million of writedowns of investments for other than temporary declines in fair value. During 2005, we recognized net realized investment losses of $2.9 million, which were comprised of $11.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $11.5 billion, net of $14.7 million of writedowns of investments for other than temporary declines in fair value. During 2004, we recognized net realized investment gains of $40.6 million, which were comprised of $58.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $12.7 billion, net of $18.1 million of writedowns of investments for other than temporary declines in fair value. At December 31, 2006, investments in default as to the payment of principal or interest had an aggregate amortized cost of $7.0 million and a carrying value of $7.2 million.

     During 2006, we sold $3.2 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $98.5 million. We sell securities at a loss for a number of reasons including, but not limited to;
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. During 2006, we sold no investments at a loss which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for over a month.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     During 2006, we recorded a $7.3 million writedown related to an investment in preferred stock of a privately held insurance holding company. The decline in value was primarily attributable to weak operating results that contributed to a deferred interest payment. Our remaining investment in the preferred stock at December 31, 2006 is $7.0 million.

     During 2006, we recorded writedowns of certain actively managed fixed maturities totaling $10.7 million as a result of our intent not to hold the investments for a period of time sufficient to allow for any anticipated recovery. Such securities, with an amortized cost of $306.4 million, were sold in early January 2007.

     During 2006, we recorded writedowns totaling $4.4 million on investments as a result of analysis that led us to conclude that the declines in the values of these investments were other than temporary.

     Investments with Unrealized Losses

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2006, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
Due in one year or less...................................................................   $   314.1      $   312.1
Due after one year through five years.....................................................     1,877.1        1,851.0
Due after five years through ten years....................................................     4,124.1        4,043.2
Due after ten years.......................................................................     4,849.1        4,692.4
                                                                                             ---------      ---------

   Subtotal...............................................................................    11,164.4       10,898.7

Structured securities.....................................................................     4,705.9        4,629.3
                                                                                             ---------      ---------

   Total..................................................................................   $15,870.3      $15,528.0
                                                                                             =========      =========

     At December 31, 2006, we held no investments in our fixed maturity portfolio which were rated below-investment grade and had unrealized loss positions exceeding 20 percent of their cost bases.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2006 (dollars in millions):

                                             Less than 12 months       12 months or greater              Total
                                           ----------------------    ----------------------       -----------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies........  $   86.8       $ (1.2)   $1,252.7       $ (22.1)     $ 1,339.5    $ (23.3)

     States and political subdivisions...     218.6         (3.1)      185.2          (8.3)         403.8      (11.4)

     Debt securities issued by
        foreign governments..............      23.1          (.2)        6.9           (.1)          30.0        (.3)

     Corporate securities................   4,711.6        (75.2)    4,413.8        (155.5)       9,125.4     (230.7)

     Structured securities...............   1,724.5        (13.2)    2,904.8         (63.4)       4,629.3      (76.6)
                                           --------       ------    --------        ------      ---------    -------

     Total actively managed
        fixed maturities.................  $6,764.6       $(92.9)   $8,763.4       $(249.4)     $15,528.0    $(342.3)
                                           ========       ======    ========       =======      =========    =======

     Equity securities...................      $1.6         $(.2)       $3.0          $(.1)          $4.6       $(.3)
                                               ====         ====        ====          ====           ====       ====

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
                                               ====         ====        ====          ====           ====       ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Based on management's current assessment of investments with unrealized losses at December 31, 2006, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

     Structured Securities

     At December 31, 2006, fixed maturity investments included $5.9 billion of structured securities (or 26 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying mortgages prepay faster than expected. The yield recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount because the discount is realized as income at a slower rate, and it increases the yield on those purchased at a premium because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2006 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................    $  201.1      $  201.0    $  197.6
4 percent - 5 percent...............................................................     1,132.7       1,087.6     1,075.3
5 percent - 6 percent...............................................................     3,880.6       3,829.3     3,778.1
6 percent - 7 percent...............................................................       729.1         739.1       736.8
7 percent - 8 percent...............................................................       115.4         118.9       118.6
8 percent and above.................................................................        26.4          27.0        27.8
                                                                                        --------      --------    --------

       Total structured securities (a)..............................................    $6,085.3      $6,002.9    $5,934.2
                                                                                        ========      ========    ========

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $18.2 million and $18.4 million, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The amortized cost and estimated fair value of structured securities at December 31, 2006, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               ----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount      maturities
----                                                                          ----             ------      ----------
Pass-throughs and sequential and targeted amortization classes..........    $3,709.4          $3,662.4            16%
Planned amortization classes and accretion-directed bonds...............       894.1             882.5             4
Commercial mortgage-backed securities...................................     1,383.1           1,373.0             6
Other...................................................................        16.3              16.3             -
                                                                            --------          --------            --

       Total structured securities (a)..................................    $6,002.9          $5,934.2            26%
                                                                            ========          ========            ==

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $18.2 million and $18.4 million, respectively.

     Pass-through securities and sequential and targeted amortization class securities typically have different prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Targeted amortization classes, planned amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes. This insulates the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

     Mortgage Loans

     At December 31, 2006, the mortgage loan balance was primarily comprised of commercial loans. Approximately 8 percent, 7 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in Minnesota, Ohio, New York and California, respectively. No other state comprised greater than 6 percent of the mortgage loan balance. Substantially less than one percent of the mortgage loan balance was noncurrent at December 31, 2006. Our allowance for loss on mortgage loans was $2.4 million at both December 31, 2006 and 2005.

     Other Investment Disclosures

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $99.9 million and $129.3 million at December 31, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Conseco had two fixed maturity investments in excess of 10 percent of shareholders' equity at December 31, 2006 and 2005 (other than investments issued or guaranteed by the United States government or a United States government agency), which are summarized below (dollars in millions):

                                                            2006                             2005
                                                 ---------------------------       -------------------------
                                                 Amortized        Estimated        Amortized       Estimated
         Issuer                                    cost           fair value          cost        fair value
         ------                                    ----           ----------          ----        ----------
         Federal Home Loan Mortgage
           Corporation.......................   $2,426.4           $2,387.2         $2,900.6       $2,878.9
         Federal National Mortgage
           Association.......................    1,414.3            1,396.7          1,631.2        1,622.2

     5. LIABILITIES FOR INSURANCE PRODUCTS

     These liabilities consisted of the following (dollars in millions):

                                                                                  Interest
                                                  Withdrawal     Mortality         rate
                                                  assumption     assumption      assumption        2006            2005
                                                  ----------     ----------      ----------        ----            ----
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts....................     N/A              N/A            (c)           $ 9,326.0      $ 8,970.1
       Universal life contracts................     N/A              N/A            N/A             3,692.0        3,716.7
                                                                                                  ---------      ---------

         Total interest-sensitive products.....                                                    13,018.0       12,686.8
                                                                                                  ---------      ---------

     Traditional products:
       Traditional life insurance contracts....   Company            (a)             5%             2,264.2        2,276.1
                                                experience

       Limited-payment annuities...............   Company            (b)             5%               970.7          997.2
                                                experience,
                                               if applicable

       Individual and group accident and
         health ...............................   Company         Company            6%             8,859.2        8,566.9
                                                experience      experience                        ---------      ---------


         Total traditional products............                                                    12,094.1       11,840.2
                                                                                                  ---------      ---------

   Claims payable and other
     policyholder funds .......................     N/A              N/A            N/A               832.3          842.1
   Liabilities related to separate
     accounts..................................     N/A              N/A            N/A                28.9           29.8
                                                                                                  ---------      ---------

         Total.................................                                                   $25,973.3      $25,398.9
                                                                                                  =========      =========

--------------------
     (a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
     (b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
     (c) In 2006 and 2005, all of this liability represented account balances where future benefits are not guaranteed.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

                                                                           2006           2005          2004
                                                                           ----           ----          -----
Balance, beginning of the year.......................................     $1,636.0      $1,576.9      $1,528.5

Incurred claims (net of reinsurance) related to:
   Current year......................................................      1,667.2       1,554.7       1,558.6
   Prior years (a)...................................................         43.0          60.3          27.5
                                                                          --------      --------      --------

      Total incurred.................................................      1,710.2       1,615.0       1,586.1
                                                                          --------      --------      --------

Interest on claim reserves...........................................         88.2          80.3          71.2
                                                                          --------      --------      --------

Paid claims (net of reinsurance) related to:
   Current year......................................................        844.9         811.3         840.6
   Prior years.......................................................        807.7         814.8         733.9
                                                                          --------      --------      --------

      Total paid.....................................................      1,652.6       1,626.1       1,574.5

Net change in balance for reinsurance assumed and ceded..............         (9.5)        (10.1)        (34.4)
                                                                          --------      --------      --------

Balance, end of the year.............................................     $1,772.3      $1,636.0      $1,576.9
                                                                          ========      ========      ========

--------------------
     (a) The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs exceeding our initial estimates in the Other Business in Run-off segment. For example, our insurance policy benefits in that segment reflected reserve deficiencies from prior years of $77.2 million, $59.9 million and $44.5 million in 2006, 2005 and 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     6. INCOME TAXES

     The components of income tax expense were as follows (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Current tax expense (benefit)............................................      $ 1.4          $  -             $ (9.3)
Deferred tax provision...................................................       54.4           178.5            168.6
                                                                               -----          ------           ------

         Income tax expense on period income.............................      $55.8          $178.5           $159.3
                                                                               =====          ======           ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                               2006           2005            2004
                                                                               ----           ----            ----
U.S. statutory corporate rate............................................       35.0%          35.0%             35.0%
Other nondeductible expenses.............................................        1.6             .4                .1
State taxes..............................................................         .2             .7                -
Provision for tax issues, tax credits and other..........................        (.2)           (.6)               -
                                                                                ----           ----              ----

         Effective tax rate..............................................       36.6%          35.5%             35.1%
                                                                                ====           ====              ====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                              2006             2005
                                                                                              ----             ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries......................................................     $  800.3       $   812.8
       Non-life companies...............................................................        780.0           796.5
    Tax credits.........................................................................         14.2            14.2
    Capital loss carryforwards..........................................................        391.7           397.3
    Deductible temporary differences:
       Insurance liabilities............................................................      1,320.0         1,433.2
       Unrealized depreciation of investments...........................................         41.2             -
       Reserve for loss on loan guarantees..............................................        145.8           155.5
                                                                                             --------       ---------

         Gross deferred tax assets......................................................      3,493.2         3,609.5
                                                                                             --------       ---------

Deferred tax liabilities:
    Actively managed fixed maturities...................................................        (42.2)          (67.8)
    Value of policies inforce at the Effective Date and cost of policies produced.......       (764.8)         (752.7)
    Unrealized appreciation of investments..............................................          -             (39.7)
    Other...............................................................................       (117.6)         (201.1)
                                                                                             --------       ---------

         Gross deferred tax liabilities.................................................       (924.6)       (1,061.3)
                                                                                             --------       ---------

         Net deferred tax assets before valuation allowance.............................      2,568.6         2,548.2

Valuation allowance.....................................................................       (777.8)       (1,043.8)
                                                                                             --------       ---------

         Net deferred tax assets........................................................      1,790.8         1,504.4

Current income taxes accrued............................................................         (3.9)           (7.8)
                                                                                             --------       ---------

         Income tax assets, net.........................................................     $1,786.9       $ 1,496.6
                                                                                             ========       =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. In addition, the use of the Company's NOLs is dependent, in part, on whether the IRS does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004, 2005 and 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million in 2004, $585.8 million in 2005 and $260.0 million in 2006. However, we are required to continue to record a valuation allowance of $777.8 million at December 31, 2006 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     The Internal Revenue Code (the "Code") limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities). There is no limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities).

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Our Section 382 limitation for 2007 will be approximately $424 million (including $282 million of unused amounts carried forward from prior years).

     We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Based upon our current projections of future income that we completed at December 31, 2006, we believe that we will more likely than not recover $1.8 billion of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

     At the fresh-start date, we were required to estimate our tax basis in Conseco Finance Corp. ("CFC") in order to determine the tax loss carryforward related to the worthlessness of CFC. The determination of this amount and how the loss was recognized were subject to interpretation of various tax laws and regulations. During the third quarter of 2004, the Company and the IRS entered into a closing agreement which determined that the tax loss on the worthlessness of CFC was $6.7 billion, instead of our original estimate of $5.4 billion. This determination resulted in $500.1 million of additional deferred tax assets. We also recognized a $500.1 million valuation allowance, as we had deemed it more likely than not that such deferred tax asset would not be realized. As this increase related to the period prior to the Effective Date, a reduction of any portion of the deferred income tax valuation allowance will be accounted for as additions to paid-in capital pursuant to SOP 90-7. The closing agreement with the IRS also determined that the loss recognized on the worthlessness of CFC was an ordinary loss for tax purposes and not a capital loss.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2003.............................................  $2,362.1
         Realization of deferred income taxes recognized
            in 2004 (a).........................................................    (168.6)
         Release of tax valuation reserve related to unrealized
            gains during 2004 (a)...............................................     (65.4)
         Recovery of amounts related to our bankruptcy and
            state taxes (a).....................................................      (4.1)
         Increase in deferred tax assets related to the worthlessness
            of CFC..............................................................     500.1
         Release of valuation allowance (a).....................................    (947.0)
         Deferred tax assets not realizable.....................................     (47.5)
                                                                                  --------

       Balance at December 31, 2004.............................................   1,629.6

         Release of valuation allowance (b).....................................    (585.8)
                                                                                  --------

       Balance at December 31, 2005.............................................   1,043.8

         Decrease due to expiration of NOL and capital loss carryforwards.......      (6.0)
         Release of valuation allowance (b).....................................    (260.0)
                                                                                  --------

       Balance at December 31, 2006.............................................  $  777.8
                                                                                  ========

--------------------
     (a) There is a corresponding increase (decrease) for these items in the following accounts: (i) goodwill - ($952.2) million; (ii) other intangible assets - $(171.1) million; and (iii) additional paid-in capital - $61.8 million.
     (b)  There is a corresponding increase to additional paid-in capital.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

       As of December 31, 2006, we had $4.5 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                              Total loss carryforwards
                      ---------------------   Capital loss          Total loss       ----------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382  Not subject to ss.382
------------------      ----    --------      -------------       -------------      -----------------  ---------------------
     2007.......      $    -     $     .1      $  449.1             $  449.2            $  449.2          $    -
     2008 ......           -           .1         583.7                583.8               583.8               -
     2009.......           -           .9          86.2                 87.1                  .9              86.2
     2010.......           -          2.4           -                    2.4                 2.4               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -          1.6           -                    1.6                 1.6               -
     2016.......          16.9        -             -                   16.9                16.9               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)     .7           -                2,171.3                44.8           2,126.5
     2019.......           -           .8           -                     .8                  .8               -
     2021.......          66.0        -             -                   66.0                 -                66.0
     2023.......           -      2,070.7 (a)       -                2,070.7                60.6           2,010.1
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -         29.0           -                   29.0                 -                29.0
                      --------   --------      --------             --------            --------          --------

     Total......      $2,286.7   $2,228.7      $1,119.0             $5,634.4            $1,194.6          $4,439.8
                      ========   ========      ========             ========            ========          ========

--------------------
     (a) The allocation of the NOLs summarized above assumes the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. If the IRS disagrees with the tax position we plan to take with respect to the allocation of cancellation of indebtedness income, and their position prevails, $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

     The following paragraphs describe an open matter related to the classification of our NOLs.

     In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in CFC (the "CFC loss") as life company losses and the remaining amount as non-life losses prior to the application of the cancellation of indebtedness attribute reductions described below. As a result of the approval of the settlement, we concluded it was appropriate to reduce our valuation allowance by $260 million in the second quarter of 2006, which was accounted for as an addition to paid-in capital.

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

     The Company has adopted SFAS 123R in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $.6 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     Prior to January 1, 1984, life insurance subsidiaries of the Company were entitled to exclude certain amounts from taxable income and accumulate such amounts in a "Policyholders Surplus Account". The aggregate balance in this account at December 31, 2005 was $150.7 million, which could have resulted in federal income taxes payable of $52.7 million if such

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

amounts had been distributed or deemed distributed from the Policyholders Surplus Account. No provision for taxes had ever been made for this item since the affected subsidiaries had no intention of distributing such amounts. Pursuant to provisions of the American Jobs Creation Act of 2004, our subsidiaries distributed amounts from the Policyholders Surplus Account in 2006 without incurring any tax liability, thereby permanently eliminating this potential tax liability.

     7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of December 31, 2006 and 2005 (dollars in millions):

                                                                                               2006               2005
                                                                                               ----               ----
3.50% convertible debentures............................................................     $  330.0             $330.0
Secured credit agreement................................................................        673.3              524.6
Unamortized discount on convertible debentures..........................................         (2.5)              (3.1)
                                                                                             --------             ------

     Direct corporate obligations.......................................................     $1,000.8             $851.5
                                                                                             ========             ======

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's $800.0 million secured credit facility (the "Credit Facility"). The terms of the Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At December 31, 2006, unamortized issuance costs (classified as other assets) related to the Debentures were $5.9 million and are amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     In connection with the sale of the Debentures, the Company also entered into a Registration Rights Agreement with the initial purchasers. Pursuant to that agreement, the Company filed with the SEC, a shelf registration statement with respect to the resale of the Debentures and the sale of our shares of common stock issuable upon conversion of the Debentures which became effective on March 16, 2006.

     The Company's credit facilities have been repaid or amended during each of the last three years as further described below.

     In the second quarter of 2004, our $1.3 billion credit agreement (the "Previous Credit Facility") was repaid as follows: (i) $620.0 million from the proceeds from our issuance of common and preferred stock as further discussed in the note entitled "Shareholders' Equity"; (ii) $674.3 million from amounts borrowed under our Credit Facility as further described below; and (iii) a $5.7 million required prepayment made pursuant to a provision in the Previous Credit Facility. The repayment of the Previous Credit Facility resulted in a gain from the extinguishment of debt totaling $2.8 million. The gain resulted from the release of a $6.3 million accrual for a fee that would have been required to be paid under the Previous Credit Facility, partially offset by the write-off of unamortized amendment fees.

     On June 22, 2004, we entered into the Credit Facility with a principal balance of $800.0 million. The Credit Facility was a six-year term loan, the proceeds of which were used: (i) to refinance in full all indebtedness, including accrued interest, under the Previous Credit Facility; (ii) to repurchase $106.6 million of certain affiliated preferred stock; and (iii) for other general corporate purposes. During 2004, we made required principal payments totaling $4.0 million as well as an optional prepayment of $28.0 million.

     In August 2005, we entered into a $447.0 million secured credit agreement (the "Amended Credit Facility"). The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Company recognized a $3.7 million loss on the extinguishment of debt during 2005 for the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the Amended Credit Facility. The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During 2005, we made principal payments totaling $2.4 million on our Amended Credit Facility as well as a mandatory prepayment of $.9 million on the Credit Facility (after consideration of a $28.0 million prepayment made in December 2004) based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. During 2006, we made scheduled principal payments totaling $1.3 million on our Amended Credit Facility as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility. There were $5.6 million of unamortized issuance costs (classified as other assets) related to our Amended Credit Facility at December 31, 2005.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     On October 10, 2006, we entered into a $675.0 million secured credit agreement (the "Second Amended Credit Facility"). As a result of the refinancing, the principal amount outstanding under the credit facility was increased from $478.3 million to $675.0 million. Approximately $195 million of the proceeds were used to strengthen the capital of our insurance subsidiaries. The Company recognized a $.7 million loss on the extinguishment of debt during the fourth quarter of 2006 for the write-off of certain debt issuance costs and other costs incurred related to the transaction. The Second Amended Credit Facility extends the maturity date from June 22, 2010 to October 10, 2013. Under the terms of the Second Amended Credit Facility, we are required to make minimum quarterly principal payments of $1.7 million, commencing December 31, 2006. The remaining unpaid principal balance is due on October 10, 2013. There were $6.2 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at December 31, 2006.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent, compared to LIBOR plus 3.5 percent under the Credit Facility. The base rate is equal to 1 percent (2.5 percent under the Credit Facility) plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. The interest rate terms of the Amended Credit Facility were the same as those described above for the Second Amended Credit Facility. Under the terms of the Amended Credit Facility, if the Company's senior secured long-term debt is rated at least Ba3 by Moody's Investors Service, Inc. ("Moody's") and BB- by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. In March 2006, Moody's upgraded our senior secured debt rating to "Ba3" from "B2", resulting in a .25 percent interest rate reduction. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At December 31, 2006, the interest rate on our Second Amended Credit Facility was
7.4 percent.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       2007..........................................   $    6.8
       2008..........................................        6.7
       2009..........................................        6.8
       2010..........................................      336.7
       2011..........................................        6.8
       Thereafter....................................      639.5
                                                        --------

                                                        $1,003.3
                                                        ========

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The Second Amended Credit Facility requires, and the Amended Credit Facility required, the Company to maintain various financial ratios and balances, as defined in the agreements, including:

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

(iii) an aggregate risk-based capital ratio............      greater than or equal to            greater than or equal to
                                                             250% for each quarter               250% for each quarter

(iv)  combined statutory capital and surplus level.....      greater than $1,270.0               greater than $1,270.0
                                                             million                             million

     The Company was in compliance with all covenants as defined in the Second Amended Credit Facility at December 31, 2006.

     The Amended Credit Facility included, and the Second Amended Credit Facility includes, an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at December 31, 2006 and 2005. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility provides for a one time increase in the facility or the addition of a new facility of up to $330.0 million. Such increase would be effective as of a date that is at least 90 days prior to the scheduled maturity date.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas. Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $150.0 million over the term of the facility (compared to a limitation of $50.0 million under the Amended Credit Facility). As further discussed in the note to the consolidated financial statements entitled "Shareholders' Equity", we repurchased 1.2 million shares of our common stock for $25.0 million in January 2007.

     8. COMMITMENTS AND CONTINGENCIES

     Litigation

     Legal Proceedings

     The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. Some of the pending matters have

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Old Conseco and alleged problems in CFC's manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. The court has not yet ruled on this motion. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $1.5 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint seeks unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code
Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it has reached a tentative settlement of this case. Under the tentative settlement, inforce policyholders will have an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. Finalizing the settlement will require court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and is subject to other conditions. We expect to implement the settlement with the inforce and certain former policyholders in the third quarter of 2007. On February 12, 2007 the court granted preliminary approval of the settlement. The fairness hearing is scheduled to occur on May 21, 2007.

     As a result of the settlement, we recorded $157.0 million of costs (before income taxes) related to the tentative settlement in the second quarter of 2006. In addition, we had previously recognized costs related to this litigation of $17.7 million in the three months ended March 31, 2006, and $18.3 million and $9.8 million in the years ended December 31, 2005 and 2004, respectively.

     The liability we have established related to the tentative settlement at December 31, 2006, includes our best estimate of: (i) the cost of the benefits to be provided to inforce policyholders; (ii) the value of the settlement fund for former policyholders; (iii) plaintiff attorney fees; (iv) the cost to settle other cases pending with respect to the cost of insurance litigation; and (v) other costs and professional fees required to implement the settlement. While we believe the liabilities we have established are adequate to cover these costs, our estimates are subject to significant judgment (including the form of policy benefit enhancement chosen by the inforce policyholders) and it is possible that our estimates will prove to be insufficient to cover our actual costs. In addition, the actual cost we incur is dependent on: (i) the release of no less than 1,000,000 shares of our common stock which were reserved for distribution pursuant to the bankruptcy plan of our Predecessor to satisfy the prepetition claims of the plaintiffs; and (ii) the value of such shares realized by the plaintiffs. On November 7, 2006 the Bankruptcy Court authorized such release by approving applicable claims filed by plaintiffs. In determining our current estimate of the net costs related to the tentative settlement, these shares were valued based on the December 31, 2006 closing price of a share of our common stock. The implementation of the tentative settlement includes enhanced benefits to the inforce insurance policies, which eliminates the future estimated profits from these policies in periods subsequent to the tentative settlement date, if the experience of the policies is consistent with our expectations. We recognized income before income taxes on these policies of approximately $6.0 million in the six months ended June 30, 2006.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Agent Litigation

     In October 1997, an action was filed against Conseco Variable Insurance Company ("CVIC"), a former subsidiary of the Company, and general agent Glenn H. Guffey by nine South Carolina agents, who alleged that they had suffered losses as a result of defendants' breach of contract, fraud and misleading conduct relating to the sale of Flex II annuities. In the action, Molly Allen et al v. Great American Reserve Insurance Company, Glenn H. Guffey and American Home Assurance Company, Case Number 29C01-9709-CP751 in the Circuit Court of Hamilton County, Indiana, plaintiffs claim that Mr. Guffey told them that the annuities would have no initial administrative fees charged to the owner of the annuity (when in fact they did) and that as a result, they had been selling the annuities on that basis. Plaintiffs demanded unspecified compensatory and punitive damages, and allege that they have lost commissions and renewals and that their business reputations have been damaged as a result of Mr. Guffey's misrepresentations. They further contend that CVIC should be held liable as it negligently supervised Mr. Guffey and knew about his fraudulent conduct. Mr. Guffey has settled with plaintiffs. Plaintiffs filed a motion to add an additional count to the complaint against CVIC and a motion for summary judgment on that new count. The court denied plaintiffs' motion for summary judgment, and plaintiffs are appealing that denial. We retained liability for CVIC's involvement in this litigation in connection with the sale of CVIC. We believe this action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On October 8, 2003, a complaint was filed in the United States District Court for South Carolina, Greenville Division, Consolidated Insured Benefits, Inc. and Ronald F. English v. Conseco Medical Insurance Company, Cause No. 6:03-3211-20. Plaintiffs are a former Conseco Medical Insurance Company ("CMIC") field marketing organization and its president and chief executive officer, and they allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for fraud, negligent misrepresentation and breach of fiduciary duty. This case was settled on February 22, 2007.

     On November 6, 2003, a Complaint was filed in State Court in Fulton County, Georgia, Reginald Martin Agency, Inc.; Comprehensive Insurance Marketing, Inc.; Design Benefits Inc.; Jim Jasnoski d/b/a Design Benefits, Inc.; Kenny Froug d/b/a Atlanta Brokerage Office; Brokerage One Agency, Inc.; Tri-State Brokerage, Inc.; Don Sepulveda d/b/a Sepulveda Insurance Group; Dean Vandersnick d/b/a Professional Insurance Brokerage and Whitewater Brokerage, Inc. v. Conseco Medical Insurance Company, Conseco Marketing LLC, Timothy F. O'Keefe and Edward
M. Berube, Cause No. 03VC0587 B4Y. Plaintiffs are former CMIC Field Marketing Organizations that allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for breach of contract, fraud, negligent misrepresentation, breach of partnership agreements and fiduciary duty, breach of implied covenant of good faith and fair dealing, tortuous interference with business and contractual relationships, damage to goodwill and business reputation and bad faith. At CMIC's request, the case was removed to federal court and transferred to the United States District Court for the Southern District of Indiana, Indianapolis Division (Cause No. 1:04-CV-1587-TAB/RLY). CMIC filed a motion to dismiss, and all of the causes of action have been dismissed except the fraud count and the action for breach of fiduciary duty. CMIC has filed a motion for summary judgment that is currently pending. The case is set to go to trial on May 9, 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Other Litigation

     On July 9, 1999, a complaint was filed in the Supreme Court of the State of New York, County of New York, PRG Planning & Development, LLC v. LateNite Magic, Inc., Daurio & Russo & Sons Construction Co., Inc., Specialized Audio Visual, Inc., Farmore Realty, Inc. f/k/a Sweetheart Theatres, Inc., The City of New York and the State of New York Cause No: 114077/99. The complaint seeks damages in the amount of $3.9 million with interest thereon from January 20, 1998. This is a lien foreclosure suit that is the result of an April 1996 lease agreement entered into by LateNite Magic and Farmore Realty, Inc. to develop a theme restaurant based on the magic of David Copperfield. CVIC and our subsidiary Conseco Annuity Assurance Company (now known as Conseco Insurance Company) purchased preferred stock of LateNite and acquired the right to an assignment of the April 1996 lease. An amended complaint was filed on December 2, 1999 naming CVIC and Conseco Annuity Assurance Company as co-defendants. On August 25, 2006 the court awarded the plaintiff judgment in the sum of $3.8 million plus interest from December 16, 1997. We are appealing the judgment.

     A civil complaint dated December 5, 2005 was filed with the Piraeus Court in Greece on December 22, 2005 by Blue Wave Maritime S.A., Adriatic Spirit S.A., Aegean Spirit S.A., and Ocean Challenger S.A., all companies which are part of the Adriatic Holding Corporation Ltd. group of companies ("Adriatic") which each owned one vessel, against United States Trust Company of New York, Teachers Insurance and Annuity Association of America, Nightingale & Associates, Fairwind Shipping Limited, Aegon USA Investment Management, CIGNA Investments Inc., Kemper Financial Services Inc., Conseco Capital Management Co., Northwestern Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, New England Mutual Life Insurance Company, Combined States Holding Corporation, Douglas Hopkins, executive of the company Nightingale & Associates, and Brad Scher, executive of the company Teachers Insurance and Annuity Association of America (collectively "Noteholders") alleging various tort claims arising out of the foreclosure and/or repossession in 1996 by the Noteholders of four vessels allegedly owned by the plaintiffs and seeking damages in the approximate amount of $32 million. Conseco Capital Management (now known as 40|86 Advisors, Inc.) was served on or about August 30, 2006. The suit concerns various Notes issued by Adriatic in April 1994 which were purchased by the Noteholders and secured in part by preferred ship mortgages on various vessels owned by Adriatic. In 1996, Adriatic defaulted on the Notes and the Noteholders exercised their rights pursuant to the applicable loan documentation to foreclose and/or take possession of the four vessels that secured Adriatic's obligations to the Noteholders. We believe the action is without merit and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On December 10, 2004, a complaint was filed in the United States District Court for the Northern District of Oklahoma, Robin C. Willig, as Executrix of the Estate of Rhodes K. Scherer vs. Conseco Senior Health Insurance Company and Conseco, Inc., Case No. 04 CV 923E (M). The plaintiff alleged that the failure to pay long term care insurance policy proceeds has been a breach of contract and in violation of the duty to act in good faith. On January 9, 2007, the case was settled.

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding Friou P. Jones as a named Plaintiff and adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marking & Sales Practices Litig. A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs have until March 29, 2007, to file a second amended complaint. The case is set for trial commencing February 12, 2008. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages along with declaratory and injunctive relief. Conseco caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned case number 04-784-D-M2. An order was issued on February 15, 2007 granting plaintiff's motion for class certification. The order specifically certifies two sub-classes identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class. We are in the process of filing an appeal of the class certification order. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On October 3, 2005, an action was filed in Superior Court for San Francisco County, California, Anita D. Paratley v. Conseco Health Insurance Company et al, Case No. C-05-44379. On Conseco Health Insurance Company's motion, the case was removed to the United States District Court for the Northern District of California and issued Case No. C-05-4312 (MMC). In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and punitive damages and her attorney's fees along with declaratory relief. These claims are based on plaintiff's allegation of breach of contract, bad faith and unfair business practices. The complaint was subsequently amended adding Conseco, Inc. as a defendant, but Conseco, Inc. was subsequently replaced by Conseco Services, LLC ("Conseco Services") as a party defendant. The case was settled and dismissed on November 17, 2006.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     On January 9, 2004, a six count complaint was filed against Conseco Life Insurance Company, styled Laura G. Bailey vs. Conseco Life Insurance Company, an Indiana corporation; Debbie L. Sipe; Does 1 through 15; and, Roe Corporations 1 through 15, inclusive. The suit was pending in the District Court of Clark County, Nevada, Cause No. A478843, Dept. No. VIII. Ms. Bailey's suit centered around her request for disability benefits in the spring of 2003 and alleged breach of contract, bad faith, unfair claim settlement practices, breach of fiduciary relationship, misrepresentation, and punitive damages. When Ms. Bailey submitted her request, Conseco Life Insurance Company investigated and found that Ms. Bailey was only issued a life insurance policy. This matter was settled on January 31, 2007.

     On February 13, 2004, a declaratory judgment action, RLI Insurance Company
v. Conseco, Inc., et al 1:04-cv-00310-LJM-WTL, was filed in the United States District Court for the Southern District of Indiana by RLI Insurance Company ("RLI"), Conseco's fiduciary insurance carrier. RLI is asking the court to find that is has no liability under its policy for the claims made against Conseco in Roderick Russell, et al. v. Conseco, Inc., et al., Case No. 1:02-CV-1639 LJM. In this 2004 Declaratory Judgment action, RLI claims that releases provided to them pursuant to RLI's agreement to settle a prior case involving the predecessor, RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al., Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana), absolved it of any further liability for claims by Conseco. The Company is pursuing recovery from RLI of the $10 million paid to settle the Russell matter, and has filed counterclaims for declaratory judgment and breach of contract. The court stayed this case until the Russell matter was resolved; however, the stay was lifted as of November 15, 2005. We believe that RLI's position is without merit because the previous release is not applicable to the Russell matter. Conseco has filed a motion for partial summary judgment on the issue of whether RLI was obligated to provide it a defense in the Russell case. The case is set to be tried commencing August 6, 2007. We plan to vigorously pursue all claims against RLI, but the ultimate outcome of the lawsuit cannot be predicted with certainty. We expect to ultimately recover from RLI a substantial portion of the amount we paid in settlement of the Russell matter.

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

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, the Company obtained a judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. We are attempting to execute on this judgment. On July 17, 2006 a Chapter 7 Involuntary Bankruptcy Petition was filed by Conseco against James D. Massey, Case No. 06-03895-7 (Southern District, Indiana).

     On October 20, 2004, in Conseco Services v. Hilbert, Conseco Services was granted partial final summary judgment in the amount of $62.7 million plus interest. Mr. Hilbert appealed that ruling. On December 6, 2006, we settled all pending litigation with Mr. Hilbert.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). On January 11, 2007, we settled all pending litigation with Mr. Adams.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of December 31, 2006, we have paid $13.7 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At December 31, 2006, we estimated that approximately $22.9 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $10.3 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     The terms of the settlement could result in additional benefits or options being offered to certain policyholders. Minnesota owners of equity-indexed annuities issued by Conseco Insurance Company purchased on or after January 1, 1998, may initiate a Conseco internal review and arbitration process to determine whether they adequately understood the renewal participation rate feature of their policy at the time the policy was originally sold. Policyholders who can prove they did not understand renewal participation rates at the time the policy was originally sold based on representations or omissions made by the Company or its agents may be provided relief in the form of adjusted participation rates. We have sent a notice to the approximately 2,000 affected policyholders and advised them of their options. To date, policyholders have not asserted claims with significant exposure to the Company related to the potential issues addressed in the settlement. However, management considers it probable that additional claims will be asserted and there is a reasonable possibility that the outcome will be unfavorable. Although the outcome of the procedures required by the settlement cannot be predicted with certainty, management currently believes the cost of resolving these matters will not result in a loss which exceeds the amount accrued by more than $2.5 million.

     Certain state insurance regulators have requested information with respect to actions of the Company related to the cost of insurance charges for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Such policies are subject to the tentative litigation settlement described in the section of this note entitled "Cost of Insurance Litigation". The ultimate outcome of such inquiries and the effect any regulator actions could have on the tentative litigation settlement cannot be predicted with certainty.

     Guaranty Fund Assessments

     The balance sheet at December 31, 2006, included: (i) accruals of $7.2 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

premiums written through December 31, 2006; and (ii) receivables of $3.4 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2005, such guaranty fund assessment accruals were $10.8 million and such receivables were $7.5 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense (benefit) for such assessments of $2.5 million, $4.0 million and $(.6) million in 2006, 2005 and 2004, respectively.

     Guarantees

     We hold bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2006, we have estimated that approximately $22.9 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable. In 2006 and 2005, other operating costs and expenses are net of recoveries of $3.0 million and $3.2 million, respectively, related to our evaluation of the collectibility of the D&O loans.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. As of December 31, 2006, we had paid $13.7 million to the former holders of TOPrS and we have established a liability of $10.3 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits at December 31, 2006 and 2005, was $22.5 million and $23.2 million, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Leases and Certain Other Long-Term Commitments

     The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $43.3 million, $41.3 million and $44.1 million in 2006, 2005 and 2004, respectively. Future required minimum payments as of December 31, 2006, were as follows (dollars in millions):

2007   ...........................................................................  $ 35.1
2008   ...........................................................................    29.9
2009   ...........................................................................    25.5
2010   ...........................................................................    20.5
2011   ...........................................................................    18.7
Thereafter........................................................................    82.2
                                                                                    ------

        Total.....................................................................  $211.9
                                                                                    ======

     9. OTHER DISCLOSURES

     Agent Deferred Compensation Plan and Postretirement Plans

     For our agent deferred compensation plan and postretirement plans, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

     One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $94.6 million and $79.0 million at December 31, 2006 and 2005, respectively. Costs incurred on this plan were $8.9 million, $11.3 million and $8.9 million during 2006, 2005 and 2004, respectively (including the recognition of losses of $.1 million, $4.0 million and $2.7 million in 2006, 2005 and 2004, respectively, resulting from actual experience being different than expected or from changes in actuarial assumptions). The estimated net loss for the agent deferred compensation plan that will be amortized from accumulated other comprehensive income into the net periodic benefit cost during 2007 is $.9 million. In 2006, we purchased Company-owned life insurance ("COLI") as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. We account for the COLI assets in accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance". The carrying value of the COLI assets at December 31, 2006, was $19.7 million. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Effective December 31, 2005, the Company terminated certain postretirement benefit plans. Prior to the termination of such plans, we provided certain health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which certain subsidiaries were acquired. Certain postretirement benefit plans were contributory, with participants' contributions adjusted annually. Actuarial measurement dates of September 30 and December 31 were used for those postretirement benefit plans. In 2005, we recognized gains of $13.2 million on the termination of these plans. The costs incurred on these plans during 2004 were reduced by $7.9 million related to the recognition of changes in the actuarial benefit obligation resulting either from actual experience being different than expected or from changes in actuarial assumptions. The remaining liability at December 31, 2006, relates to benefits to be paid in 2007. Amounts related to the postretirement benefit plans were as follows (dollars in millions):

                                                                    2006                   2005
                                                                    ----                   ----
Benefit obligation, beginning of year.......................        $ .5                  $ 13.8
    Interest cost...........................................           -                      .6
    Plan participants' contributions........................           -                     1.0
    Gain on plan terminations...............................           -                   (13.2)
    Benefits paid...........................................         (.2)                   (1.7)
                                                                    ----                  ------

Benefit obligation, end of year.............................        $ .3                  $   .5
                                                                    ====                  ======

Funded status - accrued benefit cost........................        $ .3                  $   .5
                                                                    ====                  ======

     We used the following weighted average assumptions to calculate:

                                                                      2006                  2005
                                                                      ----                  ----
Benefit obligations:
    Discount rate..............................................       5.75%                 5.50%

Net periodic cost:
    Discount rate..............................................       5.50%                 5.75%

     The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At both December 31, 2006 and 2005, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 5 percent annual increase in compensation until the participant's normal retirement date (age 65 and completion of five years of service).

     There was no expense recognized in 2006 related to the postretirement benefit plans which were terminated in 2005. Components of the cost (benefit) we recognized related to such postretirement plans in 2005 and 2004 were as follows (dollars in millions):

                                                                       2005                  2004
                                                                       ----                  ----
Cost of postretirement benefits:
    Interest cost..............................................      $   .6                 $ 1.3
    Curtailment gains..........................................       (13.2)                   -
    Recognized net actuarial gain..............................          -                   (7.9)
                                                                     ------                 -----

       Net periodic cost (benefit).............................      $(12.6)                $(6.6)
                                                                     ======                 =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The benefits expected to be paid pursuant to our agent deferred compensation plan and postretirement benefit plans as of December 31, 2006 were as follows (dollars in millions):

       2007.................................................    $ 3.6
       2008.................................................      3.6
       2009.................................................      3.7
       2010.................................................      3.9
       2011.................................................      4.1
       2012 - 2016..........................................     28.5

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.1 million, $4.0 million and $4.1 million in 2006, 2005 and 2004, respectively. Employer matching contributions are discretionary.

     Reclassification Adjustments Included in Comprehensive Income (Loss)

     The changes in unrealized appreciation (depreciation) included in comprehensive income (loss) are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income
(loss) of approximately $70 million, $165 million and $75 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     10. SHAREHOLDERS' EQUITY

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

     The Preferred Stock is mandatorily convertible into common stock of Conseco on May 15, 2007. The conversion rate for each share of Preferred Stock will range from 1.1228 to 1.3699 shares of Conseco common stock, depending on the applicable market value of our common stock, as defined in the certificate of designations, on the mandatory conversion date. As of December 31, 2006, the Preferred Stock would have been convertible into 34.2 million shares of Conseco common stock. At any time prior to May 15, 2007, the holders of the Preferred Stock may convert such shares at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. If at any time prior to May 15, 2007, the closing price of our common stock exceeds 150 percent of the threshold appreciation price of $22.27, subject to adjustment under certain circumstances, the Company, at its option for a certain period of time, may elect to convert all outstanding Preferred Stock at the minimum conversion rate of 1.1228 shares of our common stock for each share of Preferred Stock. In addition, if the Company elects such conversion, it must pay the holders of the Preferred Stock, in cash, an amount equal to the present value of all remaining unpaid dividends on the Preferred Stock through and including May 15, 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Pursuant to the Plan, we issued warrants to purchase 6.0 million shares of our common stock (the "Series A Warrants") entitling the holders to purchase shares of CNO common stock at a price of $27.60 per share. The Series A Warrants expire on September 10, 2008. The exercise price and number of common shares issuable are subject to adjustment based on the occurrence of certain events, including: (i) stock dividends; (ii) stock splits; and (iii) the issuance of instruments or securities which are exercisable for or convertible into shares of common stock entitling the holders to purchase shares of common stock at a price per share that is less than the market price on the date of issuance.

     In December 2006, the Company's board of directors authorized a common share repurchase program of up to $150 million. This program may be implemented through purchases made from time to time in either the open market or through private transactions. With respect to $25 million of the program, the Company entered into an accelerated share buy back agreement ("ASB") to repurchase 1.2 million shares. The initial price paid per share as part of the ASB transaction was $20.12. The repurchased shares were subject to a settlement price adjustment based upon the difference between: (i) the volume weighted average price of Conseco common stock (as defined in the ASB); and (ii) $20.12. The settlement price adjustment was calculated to be $.3 million and was paid to the Company. The Company will recognize a reduction in common stock and additional paid-in capital of $24.7 million in the first quarter of 2007 related to the ASB transaction.

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Balance, beginning of year..............................................      151,513       151,058           100,116
    Stock options exercised.............................................           48            23               -   (b)
    Issuance of shares..................................................          -             -              50,600
    Shares issued under employee benefit
       compensation plans...............................................          645(a)        443 (a)           342 (b)
    Other...............................................................          (41)          (11)              -
                                                                              -------       -------           -------

Balance, end of year....................................................      152,165       151,513           151,058
                                                                              =======       =======           =======

--------------------
     (a) In 2006 and 2005, such amounts were reduced by 220 thousand shares and 148 thousand shares, respectively, which were tendered for the payment of federal and state taxes owned on the issuance of restricted stock.

     (b) Such amount has been reduced by an aggregate of 310 thousand shares which were withheld for the payment of the exercise price of the stock options and federal and state taxes owed by a former executive.

     The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. A maximum of 10 million shares may be issued under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. Our stock option awards generally vest on a graded basis over a four year service term and expire ten years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of four years.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A summary of the Company's stock option activity and related information for 2006 is presented below (shares in thousands):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                       Shares        price         life           value
                                                                       ------        -----         ----           -----
Outstanding at the beginning of
   the year.......................................................      3,536        $19.89

Options granted...................................................      1,295         22.57

Exercised.........................................................       (48)         20.80                      $  .3

Forfeited or terminated...........................................      (566)         19.47
                                                                        ----

Outstanding at the end of the year................................      4,217         20.76         7.6 years    $27.4
                                                                        =====                       ===

Options exercisable at the end of the year........................      2,257                       6.4 years    $14.9
                                                                        =====                       ===

Available for future grant........................................      4,020
                                                                        =====

     A summary of the Company's stock option activity and related information for 2005 and 2004 is presented below (shares in thousands):

                                                                                            2005                2004
                                                                                      -----------------   ----------------
                                                                                               Weighted           Weighted
                                                                                                average            average
                                                                                               exercise           exercise
                                                                                      Shares     price    Shares    price
                                                                                      ------     -----    ------    -----
Outstanding at the beginning of
   the year.....................................................................       3,448     $19.82      1,000   $18.01

Options granted.................................................................         560      21.22      3,506    19.95

Exercised.......................................................................         (23)     20.83       (241)   16.40

Forfeited or terminated.........................................................        (449)     20.92       (817)   19.16
                                                                                       -----                 -----

Outstanding at the end of the year..............................................       3,536      19.89      3,448    19.82
                                                                                       =====                 =====

Options exercisable at the end of
   the year.....................................................................       1,406                   699
                                                                                       =====                   ===

Available for future grant......................................................       4,247                 4,320
                                                                                       =====                 =====

     We recognized compensation expense related to stock options totaling $6.5 million ($4.2 million after income taxes) in 2006. Compensation expense related to stock options reduced both basic and diluted earnings per share by less than 3 cents in 2006. At December 31, 2006, the unrecognized compensation expense for non-vested stock options totaled $13.4 million which is expected to be recognized over a weighted average period of 2.7 years. Cash received from the exercise of stock options was $1.0 million, $.5 million and nil during 2006, 2005 and 2004, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     If compensation cost had been determined based on the fair value at the grant dates for all awards issued after January 1, 1995, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                                              2005            2004
                                                                                              ----            ----
Net income, as reported .............................................................         $324.9           $294.8
Less stock-based employee compensation ..expense determined under the
     fair value method for all awards, net of income taxes...........................            3.5              5.1
                                                                                              ------           ------

Pro forma net income.................................................................         $321.4           $289.7
                                                                                              ======           ======

Earnings per share:
     Basic, as reported..............................................................          $1.90            $1.73
                                                                                               =====            =====
     Basic, pro forma................................................................          $1.87            $1.69
                                                                                               =====            =====

     Diluted, as reported............................................................          $1.76            $1.63
                                                                                               =====            =====
     Diluted, pro forma..............................................................          $1.74            $1.59
                                                                                               =====            =====

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                            2006 Grants    2005 Grants     2004 Grants
                                                                            -----------    -----------     -----------
Weighted average risk-free interest rates..............................         5.0%            4.0%            4.2%
Weighted average dividend yields.......................................         0.0%            0.0%            0.0%
Volatility factors.....................................................          22%             25%             30%
Weighted average expected life.........................................    6.2 years       6.1 years       5.9 years
Weighted average fair value per share..................................        $7.90           $7.06           $6.41

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

     The exercise price was equal to the market price of our stock for all options granted in 2006 and 2005. The weighted average fair value of options granted in 2004 whose exercise price is equal to the market price of our stock on the grant date was $6.67 per share. The weighted average fair value of options granted in 2004 whose exercise price exceeds the market price of our stock on the grant date was $6.29 per share.

     The following table summarizes information about stock options outstanding at December 31, 2006 (shares in thousands):

                                                      Options outstanding                      Options exercisable
                                            --------------------------------------------  ----------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
  $16.20 - $20.91...................           1,652            6.6          $19.18        1,076           $18.63
  $21.00 - $25.45...................           2,565            8.1           21.78        1,181            21.04
                                               -----                                       -----

                                               4,217                                       2,257
                                               =====                                       =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     During 2006, 2005 and 2004, the Company granted .1 million, .2 million and
2.0 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $22.68 per share, $21.41 per share and $18.85 per share, respectively. The fair value of such grants totaled $1.3 million, $4.7 million and $37.1 million in 2006, 2005 and 2004, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2006 is presented below (shares in thousands):

                                                                                                      Weighted
                                                                                                       average
                                                                                                     grant date
                                                                                 Shares              fair value
                                                                                 ------              ----------
       Non-vested shares, beginning of year................................       1,392                $18.57
          Granted..........................................................          58                 22.68
           Vested..........................................................        (865)                18.68
           Forfeited.......................................................        (340)                17.93
                                                                                  -----

       Non-vested shares, end of year......................................         245                 20.06
                                                                                  =====

     At December 31, 2006, the unrecognized compensation expense for non-vested restricted stock totaled $3.3 million which is expected to be recognized over a weighted average period of 1.2 years. At December 31, 2005, the unrecognized compensation expense for non-vested restricted stock totaled $18.3 million. We recognized compensation expense related to restricted stock awards totaling $10.2 million, $11.4 million and $13.7 million in 2006, 2005 and 2004, respectively. The fair value of restricted stock that vested during 2006, 2005 and 2004 was $16.1 million, $11.5 million and $7.6 million, respectively.

     SFAS 123R also requires us to estimate the amount of unvested stock-based awards that will be forfeited in future periods and reduce the amount of compensation expense recognized over the applicable service period to reflect this estimate. In accordance with SFAS 123R, we periodically evaluate our forfeiture assumptions to more accurately reflect our actual forfeiture experience.

     The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation expense recognized because of NOLs which are available to offset future taxable income.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Net income..............................................................      $ 96.5         $324.9            $294.8
Preferred stock dividends...............................................       (38.0)         (38.0)            (65.5)
                                                                              ------         ------            ------

     Net income applicable to common
       stock for basic earnings per share...............................        58.5          286.9             229.3

   Effect of dilutive securities:
     Preferred stock dividends..........................................         -             38.0              24.2
                                                                              ------         ------            ------

     Net income applicable to common
       stock and assumed conversions for
       diluted earnings per share.......................................      $ 58.5         $324.9            $253.5
                                                                              ======         ======            ======

Shares:
   Weighted average shares outstanding for basic
     earnings per share.................................................     151,690        151,160           132,280
                                                                             -------        -------           -------

Effect of dilutive securities on weighted average shares:
     Class B Mandatorily convertible preferred
       stock............................................................          -          33,027            23,145
     Stock option and restricted stock plans............................         819            853               505
                                                                             -------        -------           -------

     Dilutive potential common shares...................................         819         33,880            23,650
                                                                             -------        -------           -------

     Weighted average shares outstanding for diluted
       earnings per share...............................................     152,509        185,040           155,930
                                                                             =======        =======           =======

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share, because doing so would have been antidilutive in such periods.

                                                                               2006           2005            2004
                                                                               ----           ----            ----
                                                                                      (shares in thousands)
   Equivalent common shares that were antidilutive during the year:
     Class A convertible exchangeable preferred stock...................         -              -            19,859
     Class B mandatorily convertible preferred stock....................      32,178            -              -
                                                                              ------         -----           ------

                                                                              32,178            -            19,859
                                                                              ======         =====           ======

     In August 2005, as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations", we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035. In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During 2006 and 2005, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

earnings per share in 2006 or 2005.

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

     11. OTHER OPERATING STATEMENT DATA

     Insurance policy income consisted of the following (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Traditional products:
    Direct premiums collected............................................   $ 4,749.8       $ 4,434.4        $ 4,400.2
    Reinsurance assumed..................................................       124.0            60.1             70.2
    Reinsurance ceded....................................................      (215.2)         (232.2)          (255.2)
                                                                            ---------       ---------        ---------

          Premiums collected, net of reinsurance.........................     4,658.6         4,262.3          4,215.2

    Change in unearned premiums..........................................        48.5            18.3              1.6
    Less premiums on universal life and products
       without mortality and morbidity risk which
       are recorded as additions to insurance
       liabilities ......................................................    (2,067.7)       (1,709.8)        (1,648.3)
                                                                            ---------       ---------        ---------
          Premiums on traditional products with
             mortality or morbidity risk.................................     2,639.4         2,570.8          2,568.5
Fees and surrender charges on interest-sensitive
     products............................................................       349.6           359.3            380.8
                                                                            ---------       ---------        ---------

          Insurance policy income........................................   $ 2,989.0       $ 2,930.1        $ 2,949.3
                                                                            =========       =========        =========

     The four states with the largest shares of 2006 collected premiums were Florida (9.4 percent), California (7.4 percent), Texas (6.3 percent) and Pennsylvania (5.4 percent). No other state accounted for more than five percent of total collected premiums.

     Other operating costs and expenses were as follows (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Commission expense.......................................................     $151.4         $154.0           $171.4
Salaries and wages.......................................................      184.0          186.0            195.5
Other....................................................................      239.0          213.8            256.1
                                                                              ------         ------           ------

       Total other operating costs and expenses..........................     $574.4         $553.8           $623.0
                                                                              ======         ======           ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Changes in the value of policies inforce at the Effective Date were as follows (dollars in millions):

                                                                               2006           2005              2004
                                                                               ----           ----              ----
Balance, beginning of year...............................................    $2,382.0       $2,597.6         $2,966.4
    Additional acquisition expense.......................................         2.1            2.6              3.4
    Amortization.........................................................      (276.2)        (294.7)          (320.0)
    Amounts related to fair value adjustment of actively managed
       fixed maturities..................................................        29.3           76.5            (52.2)
                                                                             --------       --------         --------

Balance, end of year.....................................................    $2,137.2       $2,382.0         $2,597.6
                                                                             ========       ========         ========

     Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 13 percent of the December 31, 2006 balance of the value of policies inforce at the Effective Date in 2007, 11 percent in 2008, 10 percent in 2009, 9 percent in 2010 and 7 percent in 2011. The discount rate used to determine the amortization of the value of policies inforce at the Effective Date averaged 5 percent in the years ended December 31, 2006, 2005 and 2004.

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

     Changes in the cost of policies produced were as follows (dollars in millions):

                                                                               2006           2005              2004
                                                                               ----           ----              ----
Balance, beginning of year...............................................    $  758.8         $409.1            $101.8
   Additions.............................................................       482.5          439.5             361.0
   Amortization..........................................................      (147.2)         (99.7)            (43.5)
   Amounts related to fair value adjustment of actively
     managed fixed maturities............................................        12.6            9.9             (10.2)
                                                                             --------         ------            ------

Balance, end of year.....................................................    $1,106.7         $758.8            $409.1
                                                                             ========         ======            ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     12. CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Non-cash items not reflected in the investing and
   financing activities sections of the consolidated
   statement of cash flows:
     Stock option and restricted stock plans.............................      $11.4           $8.6             $12.4
     Reduction of tax liabilities related to various
       contingencies recognized at the fresh-start date..................        6.7            1.4               -
     Issuance of convertible preferred shares............................         -              -               41.4

     The following reconciles net income to net cash provided by operating activities (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Cash flows from operating activities:
   Net income............................................................     $  96.5        $  324.9        $  294.8
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization and depreciation.....................................       480.7           410.8           397.6
       Income taxes......................................................        57.2           206.9           176.9
       Insurance liabilities.............................................       528.6           391.0           354.5
       Accrual and amortization of investment income.....................        (5.8)           86.4           176.3
       Deferral of policy acquisition costs..............................      (484.6)         (400.9)         (364.4)
       Net realized investment (gains) losses............................        47.2             2.9           (40.6)
       (Gain) loss on extinguishment of debt.............................          .3             3.4            (2.8)
       Net sales of trading securities...................................        36.0           165.8            21.1
       Other.............................................................       175.1           (29.1)           34.2
                                                                              -------        --------        --------

         Net cash provided by operating activities.......................     $ 931.2        $1,162.1        $1,047.6
                                                                              =======        ========        ========

     At December 31, 2006, restricted cash and cash equivalents consisted of:
(i) $15.7 million held by a variable interest entity; (ii) $.1 million of segregated cash held for the benefit of the former holders of TOPrS; and (iii) $8.2 million held in an escrow account pursuant to a litigation settlement.

     At December 31, 2005, restricted cash and cash equivalents consisted of:
(i) $33.3 million held by a variable interest entity; and (ii) $1.9 million of segregated cash held for the benefit of the former holders of TOPrS.

     13. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

                                                                                                      2006          2005
                                                                                                      ----          ----
Statutory capital and surplus....................................................................    $1,554.5     $1,603.8
Asset valuation reserve..........................................................................       179.1        142.7
Interest maintenance reserve.....................................................................       249.7        273.0
                                                                                                     --------     --------

      Total......................................................................................    $1,983.3     $2,019.5
                                                                                                     ========     ========

     Statutory capital and surplus included investments in upstream affiliates of $52.4 million at both December 31, 2006 and 2005, which were eliminated in the consolidated financial statements prepared in accordance with GAAP. In the second

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

quarter of 2004, $106.6 million of affiliated preferred stock held by our insurance subsidiaries was redeemed by the parent using the proceeds from the refinancing of our Previous Credit Facility. In 2004, a non-cash dividend of $45.8 million representing affiliated preferred stock was paid to CDOC.

     Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $(232.4) million, $97.3 million and $(3.3) million in 2006, 2005 and 2004, respectively. Included in such net income (loss) were net realized capital gains (losses), net of income taxes, of $(1.8) million, $7.8 million and $(17.7) million in 2006, 2005 and 2004, respectively. In addition, such net income
(loss) included pre-tax amounts for fees and interest to Conseco or its non-life subsidiaries totaling $157.6 million, $145.6 million and $283.1 million (including $148 million related to prior years) in 2006, 2005 and 2004, respectively.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. All of the dividends we plan to have our insurance subsidiaries pay in 2007 will require regulatory approval. During 2006, our top tier insurance subsidiary paid dividends of $72.5 million to CDOC. Also, during 2006, CDOC made capital contributions totaling $127.0 million to our top tier insurance subsidiary including $50.0 million of capital contributions which were accrued at December 31, 2006, and paid in February 2007.

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior Health Insurance Company ("Conseco Senior") and Conseco Life Insurance Company ("Conseco Life"), as such insurance subsidiaries have incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a tentative litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development on long-term care claims incurred in prior periods and an increase in reserves based on the results of required asset adequacy testing. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life due to the causes of our statutory losses and the actions being undertaken by the Company.

     Conseco Senior has been aggressively seeking rate increases and pursuing other actions on such long-term care policies. We have filed, or plan to file, approximately 350 requests for rate increases on various long-term care products in this segment as we believe the existing rates are too low. In many instances, we are requesting three years of consecutive rate increases. The full effect of all three years of rate increases will take as long as five years to be fully realized. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is possible that we will not be able to obtain approval for rate increases currently pending or for the additional rate increases we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to establish a premium deficiency reserve or increase the asset adequacy reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

     In accordance with orders from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation and Washington National Insurance Company may not make similar distributions without prior notice to the Florida Office of Insurance Regulation. In addition, the risk-based capital and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

     Risk-Based Capital ("RBC") requirements provide a tool for insurance regulators to determine the levels of statutory

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     In addition, we may need to contribute additional capital to strengthen the surplus of certain insurance subsidiaries and this could affect the ability of our top tier insurance subsidiary to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies for higher ratings. During 2006 and 2005, we made capital contributions of $75.0 million to Conseco Life and $160.5 million to Bankers Life and Casualty, respectively, in an effort to meet such criteria.

     The 2006 and 2005 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, as a result of losses on the long-term care business, we made capital contributions to Conseco Senior of $110.0 million (including $80 million which was accrued at December 31, 2006 and paid in February 2007) in 2006 and $24.9 million in 2005 in order to avoid triggering the trend test with respect to Conseco Senior.

     During 2006, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy and premium deficiency reserves primarily related to long-term care policies. Total asset adequacy and premium deficiency reserves for Conseco Senior, Washington National and Bankers Conseco Life Insurance Company were $30.0 million, $47.0 million and $16.6 million, respectively at December 31, 2006. Due to increases to insurance liabilities at the fresh-start date, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.

     At December 31, 2006, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum risk-based capital requirement included in our Second Amended Credit Facility. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     14. BUSINESS SEGMENTS

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses. These segments reflect the addition of Colonial Penn as a separate segment resulting from a change in how management disaggregates the Company's operations for making internal operating decisions in the fourth quarter of 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

Colonial Penn's operations were previously aggregated with the Bankers Life segment. We have restated all prior period segment disclosures to conform to management's current view of the Company's operating segments.

     Operating information by segment was as follows (dollars in millions):

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities....................................................    $   64.7        $   58.6        $   52.7
            Supplemental health..........................................     1,240.7         1,203.7         1,163.2
            Life.........................................................       155.5           132.7            80.1
            Other........................................................        84.6            10.7            11.5
       Net investment income (a).........................................       525.6           448.0           386.9
       Fee revenue and other income (a)..................................         6.0             1.1             1.5
       Net realized investment gains (losses) (a)........................       (19.5)           (4.2)           15.3
                                                                             --------        --------        --------

                Total Bankers Life revenues..............................     2,057.6         1,850.6         1,711.2
                                                                             --------        --------        --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities....................................................        16.0            18.6            22.1
            Supplemental health..........................................       614.4           659.6           719.1
            Life.........................................................       353.4           372.7           390.9
            Other........................................................        11.0            13.1            16.3
       Net investment income (a).........................................       733.3           702.0           723.8
       Fee revenue and other income (a)..................................         1.0             1.9             4.8
       Net realized investment gains (losses) (a)........................       (19.5)            1.6            21.5
                                                                             --------        --------        --------

                Total Conseco Insurance Group
                    revenues.............................................     1,709.6         1,769.5         1,898.5
                                                                             --------        --------        --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health..........................................        11.1            13.0            14.5
            Life.........................................................        99.7            86.8            81.4
            Other........................................................         1.3             1.5             1.7
       Net investment income (a).........................................        38.2            38.2            38.3
       Fee revenue and other income (a)..................................          .6              .7              .4
       Net realized investment gains (a).................................          .2              .6             2.1
                                                                             --------        --------        --------

                Total Colonial Penn revenues.............................       151.1           140.8           138.4
                                                                             --------        --------        --------

    Other Business in Run-off:
       Insurance policy income - supplemental health.....................       336.6           359.1           395.8
       Net investment income (a).........................................       179.5           177.6           167.5
       Fee revenue and other income (a)..................................          .4              .5              .8
       Net realized investment gains (losses) (a)........................        (8.0)             .5             4.5
                                                                             --------        --------        --------

                Total Other Business in Run-off
                    revenues.............................................       508.5           537.7           568.6
                                                                             --------        --------        --------

    Corporate operations:
       Net investment income (a).........................................        29.8             8.8             2.1
       Net realized investment losses (a)................................         (.4)           (1.4)           (2.8)
       Fee and other income..............................................        11.2            20.5            14.0
                                                                             --------        --------        --------

                Total corporate revenues.................................        40.6            27.9            13.3
                                                                             --------        --------        --------

                Total revenues...........................................     4,467.4         4,326.5         4,330.0
                                                                             --------        --------        --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                         (continued from previous page)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Expenses:
    Bankers Life:
       Insurance policy benefits.........................................     1,437.0         1,294.2         1,172.0
       Amortization......................................................       220.6           183.7           171.1
       Interest expense on investment borrowings.........................          .1             1.3             2.3
       Other operating costs and expenses................................       157.8           140.2           144.3
                                                                             --------        --------        --------

            Total Bankers Life expenses..................................     1,815.5         1,619.4         1,489.7
                                                                             --------        --------        --------

    Conseco Insurance Group:
       Insurance policy benefits.........................................     1,077.7         1,065.6         1,151.1
       Amortization......................................................       167.6           166.8           165.4
       Interest expense on investment borrowings.........................          .8             4.9             5.2
       Costs related to the tentative litigation settlement..............       165.8             9.2             4.9
       Other operating costs and expenses................................       278.3           262.9           301.4
                                                                             --------        --------        --------

            Total Conseco Insurance Group
              expenses...................................................     1,690.2         1,509.4         1,628.0
                                                                             --------        --------        --------

    Colonial Penn:
       Insurance policy benefits.........................................        96.4            89.7            86.0
       Amortization......................................................        17.3            15.1            16.2
       Interest expense on investment borrowings.........................         -                .4              .3
       Other operating costs and expenses................................        15.6            15.0            15.8
                                                                             --------        --------        --------

            Total Colonial Penn expenses.................................       129.3           120.2           118.3
                                                                             --------        --------        --------

    Other Business in Run-off:
       Insurance policy benefits.........................................       457.3           351.1           386.1
       Amortization......................................................        17.9            22.8            18.5
       Interest expense on investment borrowings.........................         -               -                .2
       Other operating costs and expenses................................        83.2            86.1            93.5
                                                                             --------        --------        --------

            Total Other Business in Run-off
              expenses...................................................       558.4           460.0           498.3
                                                                             --------        --------        --------

    Corporate operations:
       Interest expense on corporate debt................................        52.9            48.1            71.5
       Interest expense on variable interest entity......................        19.7             3.6             -
       Costs related to the tentative litigation settlement..............         8.9             9.1             4.9
       Other operating costs and expenses................................        39.5            49.6            68.0
       (Gain) loss on extinguishment of debt.............................          .7             3.7            (2.8)
                                                                             --------        --------        --------

            Total corporate expenses.....................................       121.7           114.1           141.6
                                                                             --------        --------        --------

            Total expenses...............................................     4,315.1         3,823.1         3,875.9
                                                                             --------        --------        --------

    Income (loss) before income taxes:
            Bankers Life.................................................       242.1           231.2           221.5
            Conseco Insurance Group......................................        19.4           260.1           270.5
            Colonial Penn................................................        21.8            20.6            20.1
            Other Business in Run-off....................................       (49.9)           77.7            70.3
            Corporate operations.........................................       (81.1)          (86.2)         (128.3)
                                                                             --------        --------        --------

                Income before income taxes...............................    $  152.3        $  503.4        $  454.1
                                                                             ========        ========        ========

--------------------
     (a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Segment balance sheet information was as follows (dollars in millions):

                                                                                                2006             2005
                                                                                                ----             ----
Assets:
   Bankers Life.........................................................................      $11,880.1         $10,952.5
   Conseco Insurance Group..............................................................       15,652.7          15,485.6
   Colonial Penn........................................................................          866.4             863.2
   Other Business in Run-off............................................................        3,678.0           3,723.6
   Corporate operations.................................................................          640.1             500.4
                                                                                              ---------         ---------

        Total assets....................................................................      $32,717.3         $31,525.3
                                                                                              =========         =========

Liabilities:
   Bankers Life.........................................................................      $10,222.6         $ 9,362.4
   Conseco Insurance Group..............................................................       12,276.3          12,298.2
   Colonial Penn........................................................................          729.4             737.1
   Other Business in Run-off............................................................        3,298.2           3,371.3
   Corporate operations.................................................................        1,477.7           1,236.5
                                                                                              ---------         ---------

        Total liabilities...............................................................      $28,004.2         $27,005.5
                                                                                              =========         =========


     The following table presents selected financial information of our segments (dollars in millions):

                                                      Value of
                                                      policies
                                                       inforce
                                                       at the     Cost of
                                                      Effective   policies        Insurance
Segment                                                 Date      produced       liabilities
-------                                                 ----      --------       -----------
2006
----
Bankers Life................................          $  914.7    $  740.5       $ 9,963.3
Conseco Insurance Group.....................             979.9       277.3        11,897.4
Colonial Penn...............................              71.7        88.9           714.1
Other Business in Run-off...................             170.9         -           3,398.5
                                                      --------    --------       ---------

   Total....................................          $2,137.2    $1,106.7       $25,973.3
                                                      ========    ========       =========

2005
----
Bankers Life................................          $1,017.3      $539.1       $ 9,149.1
Conseco Insurance Group.....................           1,094.6       161.9        12,141.5
Colonial Penn...............................              81.3        57.8           716.4
Other Business in Run-off...................             188.8         -           3,391.9
                                                      --------      ------       ---------

   Total....................................          $2,382.0      $758.8       $25,398.9
                                                      ========      ======       =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     15. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.    4th Qtr.(a)
                                                                             --------     --------    --------    -----------
2006
----
   Revenues..............................................................    $1,121.7     $1,084.1    $1,118.3      $1,143.3
   Income (loss) before income taxes.....................................       101.1        (34.9)       76.7           9.4
   Net income (loss).....................................................        64.6        (22.3)       48.4           5.8

   Income per common share:
     Basic:
       Net income (loss).................................................        $.36        $(.21)       $.26         $(.02)

     Diluted:
       Net income (loss).................................................        $.35        $(.21)       $.26         $(.02)

                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------
2005
----
   Revenues..............................................................    $1,048.0     $1,086.7    $1,113.5      $1,078.3
   Income before income taxes............................................       127.2        139.9       121.4         114.9
   Net income............................................................        81.8         88.1        77.9          77.1

   Income per common share:
     Basic:
       Net income........................................................        $.48         $.52        $.45          $.45

     Diluted:
       Net income........................................................        $.44         $.48        $.42          $.42

-------------
     (a)  In the fourth quarter of 2006, our net loss reflected the following:
          (i) an after tax charge of $35.2 million as a result of changes in estimates in the long-term care block of business in the Other Business in Run-off segment; (ii) an after tax charge of $4.6 million related to refinements of data used to estimate certain long-term care claim liabilities in the Other Business in Run-off segment; (iii) an after tax charge of $10.5 million in connection with changes in management's intent regarding the administration of certain life policies; (iv) an after tax charge of $7.6 million related to valuation errors for certain specified disease policies; and (v) an after tax gain of $4.8 million related to a block of single premium immediate annuities that were no longer inforce but were incorrectly carried in the reserve valuation system.

     16. INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity, that is a variable interest entity under FIN 46R, as described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies". The following is description of our significant investment in a variable interest entity:

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Fall Creek CLO Ltd.

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. Our total investment in Fall Creek was $48.8 million and $32.8 million at December 31, 2006 and 2005, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                  December 31,
                                                                              -------------------
                                                                              2006           2005
                                                                              ----           ----
       Assets:
          Actively managed fixed maturities............................      $454.5         $299.2
          Cash and cash equivalents - restricted.......................        15.7           33.3
          Accrued investment income....................................         3.9            1.8
          Other assets.................................................         7.5            8.1
                                                                             ------         ------

              Total assets.............................................      $481.6         $342.4
                                                                             ======         ======

       Liabilities:
          Other liabilities............................................      $ 26.8         $  8.8
          Investment borrowings due to others..........................       401.7          298.7
          Investment borrowings due to the Company.....................        47.0           31.5
                                                                             ------         ------

              Total liabilities........................................       475.5          339.0
                                                                             ------         ------

       Equity:
          Capital provided by the Company..............................         1.8            1.3
          Capital provided by others...................................         4.7            3.5
          Accumulated other comprehensive loss.........................        (2.1)          (1.4)
          Retained earnings............................................         1.7            -
                                                                             ------         ------

              Total equity.............................................         6.1            3.4
                                                                             ------         ------

              Total liabilities and equity.............................      $481.6         $342.4
                                                                             ======         ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                                  Years ended
                                                                                  December 31,
                                                                               ------------------
                                                                               2006          2005
                                                                               ----          ----
       Revenues:
          Net investment income - deposit accounts.....................      $ 25.2          $ 3.4
          Fee revenue and other income.................................          .3             .5
                                                                             ------          -----

              Total revenues...........................................        25.5            3.9
                                                                             ------          -----

       Expenses:
          Interest expense.............................................        19.7            3.5
          Other operating expenses.....................................          .9             .3
                                                                             ------          -----

              Total expenses...........................................        20.6            3.8
                                                                             ------          -----

              Income before net realized investment losses
                and income taxes.......................................         4.9             .1

          Net realized investment losses...............................         (.3)           (.1)
                                                                             ------          -----

       Income before income taxes......................................      $  4.6          $ -
                                                                             ======          =====

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

     ITEM 9A. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Conseco's disclosure controls and procedures were not effective as of December 31, 2006, as a result of a material weakness in internal control over financial reporting.

     In light of the material weakness, the Company performed additional analyses and other post-closing procedures to ensure that its consolidated financial statements included in this Form 10-K were prepared in accordance with generally accepted accounting principles and presented fairly in all material respects its financial position, results of operations and cash flows for the periods presented.

     Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Conseco's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective at December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

     We did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for insurance products. We identified a material weakness in internal controls over the actuarial reporting processes related to the design of controls to ensure the completeness and accuracy of the inforce policies for a block of single premium immediate annuities in our Bankers Life segment, controls to ensure that accurate reserves are established for all policy benefits related to certain supplemental insurance coverages applicable to a block of specified disease policies in the Conseco Insurance Group segment, and controls to ensure the accuracy of benefit reserves on certain long-term care policies with inflation riders, lifetime benefit features or non-forfeiture provisions in our Other Business in Run-off segment. These control deficiencies resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the year ended December 31, 2006. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Effect on consolidated financial statements. None of the adjustments discussed above were material individually, or in the aggregate, to our current year or prior period consolidated financial statements taken as a whole. In addition, such adjustments were recorded in the period identified.

     Remediation Efforts. Since the time the above material weakness was identified, we have initiated the following remediation plans:

     (i) adding additional procedures to the actuarial financial reporting process including a roll-forward reconciliation of single premium immediate annuity balances, additional testing of specified disease policy reserve calculations when new plans or benefits are introduced and for plan codes with significant new sales, and more comprehensive control procedures over changes made to our estimation processes;

     (ii) adding or enhancing analytical procedures in an effort to ensure the accuracy of the long-term care claim reserve estimation methods in our Other Business in Run-off segment; and

     (iii) strengthening management review of claim reserve trends and methods used to estimate long-term care claim reserves in our Other Business in Run-off segment.

     The material weakness will not be fully remediated until, in the opinion of the Company's management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

     Evaluation of Changes in Internal Controls over Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions. During 2006, we implemented new actuarial valuation systems for our long-term care products in our Other Business in Run-off segment, our traditional life, equity-indexed and Medicare supplement products in our Bankers Life segment, and certain universal life products in our Conseco Insurance Group segment. In addition, we implemented a new mortgage loan processing system. We expect to implement additional system conversions and upgrades in the future. We believe that the new and upgraded systems will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     The new system conversions discussed above were the only changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

     ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

     The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2006 except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

                                     PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a)  1.   Financial Statements. See Index to Consolidated Financial
               Statements on page 89 for a list of financial statements included in this Report.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March, 2007.

                                     CONSECO, INC.

                                     By:  /s/ C. James Prieur
                                          --------------------
                                          C. James Prieur
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----

/s/ C. JAMES PRIEUR                              Director and Chief Executive Officer            March 9, 2007
------------------------------------             (Principal Executive Officer)
C. James Prieur

/s/ EUGENE M. BULLIS                             Executive Vice President                        March 9, 2007
------------------------------------             and Chief Financial Officer
Eugene M. Bullis                                 (Principal Financial Officer)

/s/ JOHN R. KLINE                                Senior Vice President                           March 9, 2007
------------------------------------             and Chief Accounting Officer
John R. Kline                                    (Principal Accounting Officer)

/s/ R. GLENN HILLIARD                            Director                                        March 9, 2007
------------------------------------
R. Glenn Hilliard

/s/ NEAL SCHNEIDER                               Director                                        March 9, 2007
------------------------------------
Neal Schneider

/s/ PHILIP R. ROBERTS                            Director                                        March 9, 2007
------------------------------------
Philip R. Roberts

/s/ JOHN G. TURNER                               Director                                        March 9, 2007
------------------------------------
John G. Turner

/s/ MICHAEL T. TOKARZ                            Director                                        March 9, 2007
------------------------------------
Michael T. Tokarz

/s/ MICHAEL S. SHANNON                           Director                                        March 9, 2007
------------------------------------
Michael S. Shannon

/s/ DEBRA J. PERRY                               Director                                        March 9, 2007
------------------------------------
Debra J. Perry

            Report of Independent Registered Public Accounting Firm
                        on Financial Statement Schedules



To the Shareholders and Board of Directors
Conseco, Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of Conseco, Inc. and subsidiaries referred to in our report dated March 9, 2007 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------

Indianapolis, Indiana
March 9, 2007

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 2006 and 2005
                              (Dollars in millions)

                                     ASSETS

                                                                                                 2006             2005
                                                                                                 ----             ----
Cash and cash equivalents:
    Unrestricted..........................................................................     $   95.8         $   89.4
    Restricted............................................................................           .1              2.0
Other invested assets.....................................................................           .2               .1
Investment in wholly-owned subsidiaries (eliminated in consolidation).....................      5,811.6          5,574.0
Receivable from subsidiaries (eliminated in consolidation)................................         68.9             10.5
Income tax assets, net....................................................................         59.1             40.0
Other assets..............................................................................         45.0             59.3
                                                                                               --------         --------

          Total assets....................................................................     $6,080.7         $5,775.3
                                                                                               ========         ========


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.........................................................................     $1,000.8         $  851.5
    Payable to subsidiaries (eliminated in consolidation).................................        295.4            332.0
    Other liabilities.....................................................................         71.4             72.0
                                                                                               --------         --------

          Total liabilities...............................................................      1,367.6          1,255.5
                                                                                               --------         --------


Commitments and Contingencies

Shareholders' equity:
    Preferred stock.......................................................................        667.8            667.8
    Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding:  2006 - 152,165,108;
       2005 - 151,513,434) ...............................................................      3,474.7          3,195.6
    Accumulated other comprehensive income (loss).........................................        (72.6)            71.7
    Retained earnings.....................................................................        643.2            584.7
                                                                                               --------         --------

          Total shareholders' equity......................................................      4,713.1          4,519.8
                                                                                               --------         --------

          Total liabilities and shareholders' equity......................................     $6,080.7         $5,775.3
                                                                                               ========         ========




                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 2006, 2005 and 2004
                              (Dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Revenues:
   Net investment income.................................................    $   1.9         $   3.7         $    .2
   Fee and interest income from subsidiaries (eliminated in
     consolidation)......................................................         .7              -               -
                                                                             -------         -------         -------

       Total revenues....................................................        2.6             3.7              .2
                                                                             -------         -------         -------

Expenses:
   Interest expense on notes payable.....................................       52.9            48.1            71.5
   Intercompany expenses (eliminated in consolidation)...................       15.2             8.7             1.3
   Costs related to the tentative litigation settlement..................        8.9             9.1             4.9
   Operating costs and expenses..........................................       35.6            39.8            43.2
   (Gain) loss on extinguishment of debt.................................         .7             3.7            (2.8)
                                                                             -------         -------         -------

       Total expenses....................................................      113.3           109.4           118.1
                                                                             -------         -------         -------

       Loss before income taxes and equity in
       undistributed earnings of subsidiaries............................     (110.7)         (105.7)         (117.9)

Income tax benefit on period income......................................      (41.7)          (40.1)          (36.1)
                                                                             -------         -------         -------

       Loss before equity in undistributed
         earnings of subsidiaries........................................      (69.0)          (65.6)          (81.8)

Equity in undistributed earnings of subsidiaries
   (eliminated in consolidation).........................................      165.5           390.5           376.6
                                                                             -------         -------         -------

       Net income........................................................       96.5           324.9           294.8

Preferred stock dividends................................................       38.0            38.0            65.5
                                                                             -------         -------         -------

       Income applicable to common stock.................................    $  58.5         $ 286.9         $ 229.3
                                                                             =======         =======         =======















                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 2006, 2005 and 2004
                              (Dollars in millions)

                                                                               2006           2005            2004
                                                                               ----           ----            ----
Cash flows used by operating activities.....................................   $(39.4)      $ (92.8)        $  (128.9)
                                                                               ------       -------         ---------

Cash flows from investing activities:
   Investments and advances to consolidated subsidiaries*...................       .4         (80.1)           (110.2)
   Change in restricted cash................................................      1.9           1.9              13.4
                                                                               ------       -------         ---------

         Net cash used by investing activities..............................      2.3         (78.2)            (96.8)
                                                                               ------       -------         ---------

Cash flows from financing activities:
   Issuance of notes payable, net...........................................    196.7         853.7             790.2
   Issuance of preferred stock, net.........................................      -             -               667.8
   Issuance of common stock, net............................................      1.0            .5             882.2
   Payments on notes payable................................................    (48.0)       (770.4)         (1,332.0)
   Redemption of preferred stock............................................      -             -              (928.9)
   Issuance of notes payable to affiliates*.................................    324.9         250.3             298.0
   Payments on notes payable to affiliates*.................................   (393.1)        (63.5)           (112.0)
   Dividends paid on preferred stock........................................    (38.0)        (38.0)            (19.3)
   Other....................................................................      -             -                (3.6)
                                                                               ------       -------         ---------

         Net cash provided by financing activities..........................     43.5         232.6             242.4
                                                                               ------       -------         ---------

         Net increase in cash and cash
           equivalents......................................................      6.4          61.6              16.7

   Cash and cash equivalents, beginning of the year.........................     89.4          27.8              11.1
                                                                               ------       -------         ---------

   Cash and cash equivalents, end of the year...............................   $ 95.8       $  89.4         $    27.8
                                                                               ======       =======         =========

     * Eliminated in consolidation

















                   The accompanying notes are an integral part
                    of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

                    Notes to Condensed Financial Information

     1. Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the parent company. We have reclassified certain amounts in our 2005 and 2004 consolidated financial statements and notes to conform with the 2006 presentation.

                         CONSECO, INC. AND SUBSIDIARIES


                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 2006, 2005 and 2004
                              (Dollars in millions)

                                                                               2006           2005           2004
                                                                               ----           ----           ----
Life insurance inforce:
   Direct................................................................   $ 69,674.2     $ 71,682.6       $75,343.7
   Assumed...............................................................        860.5          839.4         1,164.1
   Ceded.................................................................    (16,583.4)     (17,989.3)      (20,067.1)
                                                                            ----------     ----------       ---------

         Net insurance inforce...........................................   $ 53,951.3     $ 54,532.7       $56,440.7
                                                                            ==========     ==========       =========

         Percentage of assumed to net                                              1.6%           1.5%            2.1%
                                                                                   ===            ===             ===


                                                                               2006           2005            2004
                                                                               ----           ----            ----
Insurance policy income:
   Direct................................................................     $2,722.4       $2,742.9        $2,753.5
   Assumed...............................................................        130.3           60.1            70.2
   Ceded.................................................................       (213.3)        (232.2)         (255.2)
                                                                              --------       --------        --------

         Net premiums....................................................     $2,639.4       $2,570.8        $2,568.5
                                                                              ========       ========        ========

         Percentage of assumed to net....................................          4.9%           2.3%            2.7%
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

10.1 Second Amended and Restated Credit Agreement dated as of October 10, 2006 among Conseco, Inc., Bank of America, N.A., as Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, and other parties, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 11, 2006.

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

10.9 Agreement dated May 3, 2006, between Conseco, Inc. and William S. Kirsch, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed May 5, 2006.

10.10 Employment Agreement dated as of September 10, 2003 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312), as amended by Amendment to Employment Agreement dated June 13, 2006 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.10.1 of our Current Report on Form 8-K filed June 19, 2006.

10.11 Employment Agreement dated as of July 15, 2004 between Conseco Services, LLC and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.12 Amended and Restated Employment Agreement dated as of October 6, 2006 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed October 12, 2006.

10.13 Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit A of our Proxy Statement filed on July 26, 2005.

10.14 Form of executive stock option agreement under Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

10.19   Agreement dated as of December 20, 2006 between Conseco, Inc. and James
        E. Hohmann, incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K filed December 21, 2006.

10.20 Conseco, Inc. Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.21 Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

10.22 Form of performance unit award agreement under the Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.23 Employment Agreement dated as of August 9, 2006 between Conseco, Inc. and C. James Prieur, incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed August 9, 2006.

10.24 Conseco Inc. Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.25 Employment Agreement dated as of May 3, 2005 between Conseco Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.26 Employment Agreement dated as of March 7, 2005 between Conseco Services, LLC and Russell M. Bostick, incorporated by reference to Exhibit 10.31 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.27 Employment Agreement dated as of September 8, 2005 between Conseco Services, LLC and Christopher J. Nickele, incorporated by reference to
        Exhibit 10.27 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.28 Employment Agreement dated as of October 1, 2004 between Conseco Services, LLC and Scott R. Perry, incorporated by reference to Exhibit
        10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.29 Employment Agreement dated as of April 1, 2006 between Conseco Services, LLC and Daniel G. Walseth, incorporated by reference to Exhibit 10.29 of our Quarter Report on Form 10-Q for the quarter ended September 30, 2006.

10.30 Employment Agreement dated as of November 6, 2006 between Conseco Services, LLC and Michael J. Dubes, incorporated by reference to Exhibit
        10.30 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.31 Stipulation of Settlement - In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California).

12.1    Computation of Ratio of Earnings to Fixed Charges and Preferred
        Dividends.

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

10.14 Form of executive stock option agreement under Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

10.22 Form of performance unit award agreement under the Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.23 Employment Agreement dated as of August 9, 2006 between Conseco, Inc. and C. James Prieur, incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed August 9, 2006.

10.24 Conseco Inc. Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.25 Employment Agreement dated as of May 3, 2005 between Conseco Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.26 Employment Agreement dated as of March 7, 2005 between Conseco Services, LLC and Russell M. Bostick, incorporated by reference to Exhibit 10.31 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.27 Employment Agreement dated as of September 8, 2005 between Conseco Services, LLC and Christopher J. Nickele, incorporated by reference to
        Exhibit 10.27 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.28 Employment Agreement dated as of October 1, 2004 between Conseco Services, LLC and Scott R. Perry, incorporated by reference to Exhibit
        10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.29 Employment Agreement dated as of April 1, 2006 between Conseco Services, LLC and Daniel G. Walseth, incorporated by reference to Exhibit 10.29 of our Quarter Report on Form 10-Q for the quarter ended September 30, 2006.

10.30 Employment Agreement dated as of November 6, 2006 between Conseco Services, LLC and Michael J. Dubes, incorporated by reference to Exhibit
        10.30 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.