Form 10-Q
period 2007-03-31
CONSECO INC
filed 2007-05-09
CIK 1224608

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to
                                                      ------    -------

                        Commission File Number 001-31792

                                  Conseco, Inc.

            Delaware                                      75-3108137
--------------------------------------           -------------------------------
      State of Incorporation                     IRS Employer Identification No.

   11825 N. Pennsylvania Street
      Carmel, Indiana  46032                           (317) 817-6100
--------------------------------------                 --------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



      Shares of common stock outstanding as of April 26, 2007: 150,845,158

===============================================================================

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I  - FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006.................................    3
            Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006...............    5
            Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2007 and 2006.....    6
            Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006...............    7
            Notes to Consolidated Financial Statements............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   30
            Overview .............................................................................................   31
            Critical Accounting Policies .........................................................................   32
            Results of Operations.................................................................................   35
            Premium Collections...................................................................................   52
            Liquidity and Capital Resources.......................................................................   58
            Investments...........................................................................................   63
            Investment in Variable Interest Entity................................................................   68
            New Accounting Standards .............................................................................   69

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   69

Item 4.     Controls and Procedures...............................................................................   69

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ....................................................................................   70

Item 1A.    Risk Factors..........................................................................................   70

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...........................................   70

Item 5.     Other Information.....................................................................................   71

Item 6.     Exhibits .............................................................................................   71

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                              March 31,         December 31,
                                                                                                2007               2006
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     March 31, 2007 - $23,256.9; December 31, 2006 - $22,946.9)...........................    $23,182.8         $22,802.9
   Equity securities at fair value (cost: March 31, 2007 - $28.5;
     December 31, 2006 - $23.9)...........................................................         29.7              24.8
   Mortgage loans.........................................................................      1,665.0           1,642.2
   Policy loans...........................................................................        409.3             412.5
   Trading securities.....................................................................        823.2             675.2
   Other invested assets .................................................................        174.6             178.8
                                                                                              ---------         ---------

       Total investments..................................................................     26,284.6          25,736.4

Cash and cash equivalents:
   Unrestricted...........................................................................        271.8             385.9
   Restricted.............................................................................         21.5              24.0
Accrued investment income.................................................................        356.4             344.5
Value of policies inforce at the Effective Date...........................................      2,044.3           2,137.2
Cost of policies produced.................................................................      1,182.2           1,106.7
Reinsurance receivables...................................................................        860.5             850.8
Income tax assets, net....................................................................      1,772.1           1,786.9
Assets held in separate accounts..........................................................         28.7              28.9
Other assets..............................................................................        332.1             316.0
                                                                                              ---------         ---------

       Total assets.......................................................................    $33,154.2         $32,717.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               March 31,       December 31,
                                                                                                 2007              2006
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $13,044.1       $13,018.0
     Traditional products...................................................................     12,175.1        12,094.1
     Claims payable and other policyholder funds............................................        848.0           832.3
     Liabilities related to separate accounts...............................................         28.7            28.9
   Other liabilities........................................................................        687.3           611.8
   Investment borrowings....................................................................        647.7           418.3
   Notes payable - direct corporate obligations.............................................        999.3         1,000.8
                                                                                                ---------       ---------

         Total liabilities..................................................................     28,430.2        28,004.2
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................        667.8           667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: March 31, 2007 - 150,845,158; December 31, 2006 - 152,165,108)........          1.5             1.5
   Additional paid-in capital...............................................................      3,455.1         3,473.2
   Accumulated other comprehensive loss.....................................................        (41.8)          (72.6)
   Retained earnings.......................................................................         641.4           643.2
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      4,724.0         4,713.1
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $33,154.2       $32,717.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
Revenues:
   Insurance policy income.............................................................       $  762.8           $  754.7
   Net investment income:
     General account assets............................................................          377.9              351.3
     Policyholder and reinsurer accounts and other special-purpose portfolios..........            4.9               14.1
   Net realized investment losses......................................................          (34.9)              (3.1)
   Fee revenue and other income........................................................            3.8                4.7
                                                                                              --------           --------

       Total revenues..................................................................        1,114.5            1,121.7
                                                                                              --------           --------

Benefits and expenses:
   Insurance policy benefits...........................................................          801.3              726.8
   Interest expense....................................................................           23.6               16.4
   Amortization........................................................................          116.2              118.6
   Costs related to the proposed litigation settlement.................................           13.0               17.7
   Other operating costs and expenses..................................................          144.2              141.1
                                                                                              --------           --------

       Total benefits and expenses.....................................................        1,098.3            1,020.6
                                                                                              --------           --------

       Income before income taxes......................................................           16.2              101.1

Income tax expense on period income....................................................            5.8               36.5
                                                                                              --------           --------

       Net income......................................................................           10.4               64.6

Preferred stock dividends..............................................................            9.5                9.5
                                                                                              --------           --------

       Net income applicable to common stock...........................................       $     .9           $   55.1
                                                                                              ========           ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding...............................................    150,936,000        151,521,000
                                                                                           ===========        ===========

     Net income........................................................................           $.01               $.36
                                                                                                  ====               ====

   Diluted:
     Weighted average shares outstanding...............................................    151,067,000        183,541,000
                                                                                           ===========        ===========

     Net income........................................................................           $.01               $.35
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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock    Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, January 1, 2007.............................    $4,713.1     $667.8      $3,474.7           $(72.6)       $643.2

   Comprehensive income, net of tax:
     Net income......................................        10.4        -             -                -            10.4
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       expense of $17.3).............................        30.6        -             -               30.6           -
                                                         --------

         Total comprehensive income..................        41.0

   Cost of shares acquired...........................       (29.6)       -           (29.6)             -             -
   Stock option and restricted stock plans...........         5.5        -             5.5              -             -
   Change in unrecognized net loss related to
     deferred compensation plan (net of applicable
     income tax expense of $.1 million)..............          .2        -             -                 .2           -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date in conjunction with adoption of FIN 48.....         6.0        -             6.0              -             -
   Cumulative effect of accounting change............        (2.7)       -             -                -            (2.7)
   Dividends on preferred stock......................        (9.5)       -             -                -            (9.5)
                                                         --------     ------      --------          -------        ------

Balance, March 31, 2007..............................    $4,724.0     $667.8      $3,456.6          $ (41.8)       $641.4
                                                         ========     ======      ========          =======        ======


Balance, January 1, 2006.............................    $4,519.8     $667.8      $3,195.6          $  71.7        $584.7

   Comprehensive loss, net of tax:
     Net income......................................        64.6        -             -                -            64.6
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $165.6)............................      (295.9)       -             -             (295.9)          -
                                                         --------

         Total comprehensive loss....................      (231.3)

   Stock option and restricted stock plans...........         4.3        -             4.3              -             -
   Dividends on preferred stock......................        (9.5)       -             -                -            (9.5)
                                                         --------     ------      --------          --------       -------

Balance, March 31, 2006..............................    $4,283.3     $667.8      $3,199.9          $(224.2)       $639.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $   674.9           $  665.1
   Net investment income.................................................................        383.5              361.6
   Fee revenue and other income..........................................................          3.8                4.7
   Net sales (purchases) of trading securities...........................................       (145.7)               4.8
   Insurance policy benefits.............................................................       (556.1)            (541.2)
   Interest expense......................................................................        (19.3)             (19.0)
   Policy acquisition costs..............................................................       (125.9)            (114.8)
   Other operating costs.................................................................       (124.0)            (155.2)
   Taxes.................................................................................          (.9)               1.0
                                                                                             ---------           --------

     Net cash provided by operating activities...........................................         90.3              207.0
                                                                                             ---------           --------

Cash flows from investing activities:
   Sales of investments..................................................................      1,813.9            1,880.6
   Maturities and redemptions of investments.............................................        338.9              167.3
   Purchases of investments..............................................................     (2,512.8)          (2,292.4)
   Change in restricted cash.............................................................          2.5               13.4
   Other.................................................................................         (4.0)              (7.6)
                                                                                             ---------           --------

     Net cash used by investing activities ..............................................       (361.5)            (238.7)
                                                                                             ---------           --------

Cash flows from financing activities:
   Issuance of common stock..............................................................          3.3                 .8
   Payments to repurchase common stock...................................................        (29.6)               -
   Payments on notes payable.............................................................         (1.7)             (46.3)
   Amounts received for deposit products.................................................        494.2              435.1
   Withdrawals from deposit products.....................................................       (529.0)            (482.9)
   Investment borrowings.................................................................        229.4                (.4)
   Dividends paid on preferred stock.....................................................         (9.5)              (9.5)
                                                                                             ---------           --------

       Net cash provided (used) by financing activities..................................        157.1             (103.2)
                                                                                             ---------           --------

       Net decrease in cash and cash equivalents.........................................       (114.1)            (134.9)

Cash and cash equivalents, beginning of period...........................................        385.9              237.8
                                                                                             ---------           --------

Cash and cash equivalents, end of period.................................................    $   271.8           $  102.9
                                                                                             =========           ========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2006 Form 10-K of Conseco, Inc.

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

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary for a fair statement of our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have reclassified certain amounts from the prior periods to conform to the 2007 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     The balance sheet at December 31, 2006, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements.

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

     Our trading securities are designed to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the notes entitled "Accounting for Derivatives" and "Investment Borrowings and Interest Rate Swaps" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

policy benefits for these products. Our trading securities totaled $823.2 million and $675.2 million at March 31, 2007 and December 31, 2006, respectively.

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of March 31, 2007 and December 31, 2006, were as follows (dollars in millions):

                                                                                          March 31,      December 31,
                                                                                            2007             2006
                                                                                            ----             ----
Net unrealized depreciation on investments............................................     $(65.3)         $(136.3)
Adjustment to value of policies inforce at the Effective Date.........................        1.8             20.1
Adjustment to cost of policies produced...............................................        7.6             12.3
Adjustment to initially apply SFAS No. 158 related to the unrecognized net loss
     related to deferred compensation plan............................................        -               (9.9)
Unrecognized net loss related to deferred compensation plan...........................       (9.7)             -
Deferred income tax asset.............................................................       23.8             41.2
                                                                                           ------          -------

     Accumulated other comprehensive loss.............................................     $(41.8)         $ (72.6)
                                                                                           ======          =======

     EARNINGS PER SHARE

     A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
Net income..............................................................................       $10.4               $64.6
Preferred stock dividends...............................................................        (9.5)               (9.5)
                                                                                               -----               -----

     Net income applicable to common stock
       for basic earnings per share.....................................................          .9                55.1

Effect of dilutive securities:
   Preferred stock dividends............................................................         -                   9.5
                                                                                               -----               -----

     Net income applicable to common stock and assumed conversions
       for diluted earnings per share...................................................       $  .9               $64.6
                                                                                               =====               =====

Shares:
   Weighted average shares outstanding
     for basic earnings per share.......................................................     150,936             151,521
                                                                                             -------             -------

   Effect of dilutive securities on weighted average shares:
     Class B mandatorily convertible preferred stock....................................         -                30,989
     Stock option and restricted stock plans............................................         131               1,031
                                                                                             -------             -------

     Dilutive potential common shares...................................................         131              32,020
                                                                                             -------             -------

   Weighted average shares outstanding for diluted earnings per share...................     151,067             183,541
                                                                                             =======             =======



                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three months ended March 31, 2007, because doing so would have been antidilutive in such period (shares in thousands).

                                                                                 Three months
                                                                                     ended
                                                                                March 31, 2007
                                                                                --------------
       Equivalent common shares that were antidilutive during the period:
         Class B mandatorily convertible preferred stock........................      37,809
                                                                                      ======

     In the first quarter of 2007, the Company granted 379,900 performance shares pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment related to 227,940 of such awards (which had a grant date fair value of $1.5 million) is based upon the cumulative return on the Company's stock with dividends reinvested ("total shareholder return") compared to the total shareholder return of a group of Conseco's peers (represented by the companies comprising the Standard & Poor's Life and Health Index and the Russell 3000 Health and Life Index) over a three year performance measurement period ending December 31, 2009. If the Company's results are below the 50th percentile of the comparison group, no portion of the award is earned. If the Company's results are equal to or greater than the 75th percentile, then the maximum award is earned. The criteria for payment of the remaining 151,960 performance shares (which had a grant date fair value of $2.7 million) is based upon the Company's operating return on equity, as defined in the award agreement, for the year ended December 31, 2009. If the Company's operating return on equity is less than 10.0 percent, no portion of the award is earned. If the Company's operating return on equity is equal to or greater than 12 percent, then the maximum award is earned.

     None of the performance shares discussed above have been included in the calculation of diluted weighted average shares outstanding for the first quarter of 2007 as the Company's operating results did not exceed the minimum thresholds necessary to assume that the performance shares would be issued. If such minimum thresholds had been exceeded, the diluted weighted average shares outstanding would have reflected the number of performance shares expected to be issued, using the treasury stock method.

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During the three months ended March 31, 2007 and 2006, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share for the three months ended March 31, 2007 and 2006.

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

     Operating information by segment was as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities....................................................................     $   16.7          $   12.5
            Supplemental health..........................................................        327.2             307.6
            Life.........................................................................         41.2              36.1
            Other........................................................................         26.9              26.8
       Net investment income (a).........................................................        140.9             123.5
       Fee revenue and other income (a)..................................................          1.2               1.4
       Net realized investment losses (a)................................................         (5.2)             (1.5)
                                                                                              --------          --------

                Total Bankers Life revenues..............................................        548.9             506.4
                                                                                              --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities....................................................................          2.9               3.5
            Supplemental health..........................................................        150.4             158.0
            Life.........................................................................         86.3              92.1
            Other........................................................................          2.4               2.8
       Net investment income (a).........................................................        175.4             182.0
       Fee revenue and other income (a)..................................................           .2                .4
       Net realized investment losses (a)................................................        (29.3)             (5.1)
                                                                                              --------          --------

                Total Conseco Insurance Group revenues...................................        388.3             433.7
                                                                                              --------          --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health..........................................................          2.5               2.9
            Life.........................................................................         26.5              23.2
            Other........................................................................           .3                .3
       Net investment income (a).........................................................          9.5               9.7
       Fee revenue and other income (a)..................................................           .2                .1
       Net realized investment gains (losses) (a)........................................          (.2)               .5
                                                                                              --------          --------

                Total Colonial Penn revenues.............................................         38.8              36.7
                                                                                              --------          --------

    Other Business in Run-off:
       Insurance policy income - supplemental health.....................................         79.5              88.9
       Net investment income (a).........................................................         47.0              44.7
       Fee revenue and other income (a)..................................................           .1                .1
       Net realized investment gains (losses) (a)........................................          (.2)              3.0
                                                                                              --------          --------

                Total Other Business in Run-off revenues.................................        126.4             136.7
                                                                                              --------          --------

    Corporate:
       Net investment income.............................................................         10.0               5.5
       Fee and other income..............................................................          2.1               2.7
                                                                                              --------          --------

                Total corporate revenues.................................................         12.1               8.2
                                                                                              --------          --------

                Total revenues...........................................................      1,114.5           1,121.7
                                                                                              --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits........................................................      $  393.0          $  357.0
       Amortization.....................................................................          80.7              56.9
       Other operating costs and expenses...............................................          36.9              36.3
                                                                                              --------          --------

            Total Bankers Life expenses.................................................         510.6             450.2
                                                                                              --------          --------

    Conseco Insurance Group:
       Insurance policy benefits........................................................         252.4             262.4
       Amortization.....................................................................          25.0              54.0
       Interest expense on investment borrowings........................................           1.1                .2
       Costs related to the proposed litigation settlement..............................           6.5               8.8
       Other operating costs and expenses...............................................          67.9              70.0
                                                                                              --------          --------

            Total Conseco Insurance Group expenses......................................         352.9             395.4
                                                                                              --------          --------

    Colonial Penn:
       Insurance policy benefits........................................................          25.9              23.1
       Amortization.....................................................................           4.8               4.2
       Other operating costs and expenses...............................................           3.7               3.8
                                                                                              --------          --------

            Total Colonial Penn expenses................................................          34.4              31.1
                                                                                              --------          --------

    Other Business in Run-off:
       Insurance policy benefits........................................................         130.0              84.3
       Amortization.....................................................................           5.7               3.5
       Other operating costs and expenses...............................................          21.8              21.9
                                                                                              --------          --------

            Total Other Business in Run-off expenses....................................         157.5             109.7
                                                                                              --------          --------

    Corporate:
       Interest expense on corporate debt...............................................          16.1              12.4
       Interest expense on variable interest entity.....................................           6.4               3.8
       Costs related to the proposed litigation settlement..............................           6.5               8.9
       Other operating costs and expenses...............................................          13.9               9.1
                                                                                              --------          --------

            Total corporate expenses....................................................          42.9              34.2
                                                                                              --------          --------

            Total expenses..............................................................       1,098.3           1,020.6
                                                                                              --------          --------

    Income (loss) before income taxes:
            Bankers Life................................................................          38.3              56.2
            Conseco Insurance Group.....................................................          35.4              38.3
            Colonial Penn...............................................................           4.4               5.6
            Other Business in Run-off...................................................         (31.1)             27.0
            Corporate operations........................................................         (30.8)            (26.0)
                                                                                              --------          --------

                Income before income taxes..............................................      $   16.2          $  101.1
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of a particular index, such as the Standard & Poor's 500 Index, over a specified period. At the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We buy call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment income (loss) related to equity-indexed products was $(7.3) million and $11.6 million in the three months ended March 31, 2007 and 2006, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $89.0 million and $93.7 million at March 31, 2007 and December 31, 2006, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $286.1 million and $275.3 million at March 31, 2007 and December 31, 2006, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities should largely offset the portion of the change in the value of the embedded derivative that is caused by interest rate fluctuations.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2007, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $10.5 million and $9.6 million at March 31, 2007 and December 31, 2006, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities should largely offset the change in value of the embedded derivatives.

     REINSURANCE

     The cost of reinsurance ceded totaled $53.1 million and $58.0 million in the three months ended March 31, 2007 and 2006, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $60.4 million and $59.7 million in the three months ended March 31, 2007 and 2006, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $50.8 million and $38.9 million in the three months ended March 31, 2007 and 2006, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     INCOME TAXES

     The components of income tax expense were as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
Current tax expense......................................................................       $ .5               $ -
Deferred tax provision...................................................................        5.3                36.5
                                                                                                ----               -----

         Income tax expense on period income.............................................       $5.8               $36.5
                                                                                                ====               =====

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
U.S. statutory corporate rate............................................................      35.0%               35.0%
Other nondeductible expense (benefit)....................................................      (3.4)                1.4
State taxes..............................................................................       (.7)                 .7
Provision for tax issues, tax credits and other..........................................       4.9                (1.0)
                                                                                               ----                ----

         Effective tax rate..............................................................      35.8%               36.1%
                                                                                               ====                ====

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                           March 31,         December 31,
                                                                                              2007               2006
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................       $  804.8          $  800.3
       Non-life companies.............................................................          845.1             780.0
    Tax credits.......................................................................           14.2              14.2
    Capital loss carryforwards........................................................          401.5             391.7
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,231.7           1,320.0
       Unrealized depreciation of investments.........................................           23.8              41.2
       Reserve for loss on loan guarantees............................................           70.3             145.8
                                                                                             --------          --------

         Gross deferred tax assets....................................................        3,391.4           3,493.2
                                                                                             --------          --------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (37.9)            (42.2)
       Value of policies inforce at the Effective Date and cost of policies produced..         (767.9)           (764.8)
       Other..........................................................................          (37.5)           (117.6)
                                                                                             --------          --------

         Gross deferred tax liabilities...............................................         (843.3)           (924.6)
                                                                                             --------          ---------

         Net deferred tax assets before valuation allowance...........................        2,548.1           2,568.6

Valuation allowance...................................................................         (777.8)           (777.8)
                                                                                             --------          --------

         Net deferred tax assets......................................................        1,770.3           1,790.8

Current income taxes prepaid (accrued)................................................            1.8              (3.9)
                                                                                             --------          --------

         Income tax assets, net.......................................................       $1,772.1          $1,786.9
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

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004, 2005 and 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million in 2004, $585.8 million in 2005 and $260.0 million in 2006. However, we are required to continue to record a valuation allowance of $777.8 million at March 31, 2007 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

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

     As of March 31, 2007, we had $4.7 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                               Total loss carryforwards
                      ---------------------   Capital loss         Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------

     2007.......      $    -     $     .1      $  449.1             $  449.2            $  449.2          $    -
     2008 ......           -           .1         583.7                583.8               583.8               -
     2009.......           -           .9          86.2                 87.1                  .9              86.2
     2010.......           -          2.4           -                    2.4                 2.4               -
     2011.......           -           .4           -                     .4                  .4               -
     2012.......           -          1.6          28.1                 29.7                 1.6              28.1
     2016.......          17.0        -             -                   17.0                17.0               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)     .7           -                2,171.3                44.8           2,126.5
     2019.......           -           .7           -                     .7                  .7               -
     2021.......          68.5        -             -                   68.5                 -                68.5
     2022.......          10.3        -             -                   10.3                 -                10.3
     2023.......           -      2,066.1 (a)       -                2,066.1                57.1           2,009.0
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -         29.6           -                   29.6                 -                29.6
     2027.......           -        189.9           -                  189.9                 -               189.9
                      --------   --------      --------             --------            --------          --------

     Total......      $2,299.6   $2,414.5      $1,147.1             $5,861.2            $1,191.1          $4,670.1
                      ========   ========      ========             ========            ========          ========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

--------------------
(a) The allocation of the NOLs summarized above assumes the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of cancellation of indebtedness income. If the IRS disagrees with the tax position we plan to take with respect to the allocation of cancellation of indebtedness income, and their position prevails, approximately $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

     The Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007, which resulted in a $6 million increase to additional paid-in capital. As of January 1, 2007 and March 31, 2007, the amount of unrecognized tax benefits was not significant. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect the change to have a significant impact on its results of operations.

     As more fully discussed below, the Company's interpretation of the tax law, as it relates to the application of the cancellation of indebtedness income to its NOLs, is an uncertain tax position. Since all other life NOLs must be utilized prior to this portion of the NOL, it has not yet been utilized nor is it expected to be utilized within the next twelve months. As a result, an uncertain tax position has not yet been taken on the Company's tax return.

     Although FIN 48 allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in the first quarter of 2007. The liability for accrued interest and penalties was not significant at March 31, 2007 or December 31, 2006.

     Tax years 2004 through 2006 are open to examination by the IRS, and tax year 2002 remains open only for potential adjustments related to certain partnership investments. The Company does not anticipate any material adjustments related to these partnership investments. The Company's various state income tax returns are generally open for tax years 2003 through 2006 based on the individual state statutes of limitation.

     The Code provides that any income realized as a result of the cancellation of indebtedness in bankruptcy (cancellation of debt income or "CODI") must reduce NOLs. We realized approximately $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs. However, if the IRS were to disagree with our interpretation and ultimately prevail, we believe approximately $631 million of NOLs classified as life company NOLs would be re-characterized as non-life NOLs and subject to the 35% limitation discussed above. Such a re-characterization would also extend the year of expiration as life company NOLs expire after 15 years whereas non-life NOLs expire after 20 years. The Company does not expect the IRS to consider this issue for a number of years.

     The Company adopted SFAS 123R in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $1.8 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of March 31, 2007 and December 31, 2006 (dollars in millions):

                                                                                             March 31,        December 31,
                                                                                               2007               2006
                                                                                               ----               ----
3.50% convertible debentures............................................................      $330.0           $  330.0
Secured credit agreement................................................................       671.6              673.3
Unamortized discount on convertible debentures..........................................        (2.3)              (2.5)
                                                                                              ------           --------

     Direct corporate obligations.......................................................      $999.3           $1,000.8
                                                                                              ======           ========

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     On October 10, 2006, we entered into a $675.0 million secured credit agreement (the "Second Amended Credit Facility"). Under the terms of the Second Amended Credit Facility, we are required to make minimum quarterly principal payments of $1.7 million, commencing December 31, 2006. The remaining unpaid principal balance is due on October 10, 2013. During the first three months of 2007, we made scheduled principal payments totaling $1.7 million on our Second Amended Credit Facility. There were $6.0 million and $6.2 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at March 31, 2007 and December 31, 2006, respectively.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent. The base rate is equal to 1 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's Investors Service, Inc. ("Moody's") and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At March 31, 2007, the interest rate on our Second Amended Credit Facility was 7.3 percent.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       Remainder of 2007.............................   $    5.1
       2008..........................................        6.7
       2009..........................................        6.8
       2010..........................................      336.7
       2011..........................................        6.8
       Thereafter....................................      639.5
                                                        --------

                                                        $1,001.6
                                                        ========

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

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 17 percent at March 31, 2007); (ii) an interest coverage ratio greater than or equal to 2.00 to 1 for each rolling four quarters (such ratio exceeded the minimum requirement for the four quarters ending March 31, 2007);
(iii) an aggregate risk-based capital ratio, as defined in the Second Amended Credit Facility, greater than or equal to 250 percent for each quarter (such ratio exceeded the minimum risk-based capital requirements at March 31, 2007); and (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at March 31, 2007 exceeded such requirement).

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at March 31, 2007 and December 31, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas. Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $150.0 million over the term of the facility. As further discussed in the note to the consolidated financial statements entitled "Changes in Common Stock", we repurchased 1.5 million shares of our common stock for $29.6 million in the first three months of 2007.

     INVESTMENT BORROWINGS AND INTEREST RATE SWAPS

     In the first quarter of 2007, one of the Company's insurance subsidiaries (Conseco Life Insurance Company, "Conseco Life") became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life intends to use these advances to earn incremental income and as a source of liquidity for its operations. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of advances. At March 31, 2007, the carrying value of the FHLBI common stock was $10.0 million. Advances from the FHLBI (the "Advances") totaled $200.0 million as of March 31, 2007, and the proceeds were used to purchase primarily investment-grade fixed maturity securities. The Advances are classified as investment borrowings in the accompanying consolidated balance sheet. The Advances mature in the first quarter of 2012 and bear interest, payable monthly, based on the three month LIBOR rate less .01 percent. The weighted average interest rate was 5.35 percent at March 31, 2007. The Advances are collateralized by investments with an estimated fair value of $251.2 million at March 31, 2007, which are maintained in a custodial account for the benefit of the FHLBI. Conseco Life recognized interest expense of $.9 million in the first three months of 2007 related to the Advances.

     Conseco Life purchased $147.5 million par value of fixed maturity investments for $147.7 million (which are classified as trading securities) with a portion of the proceeds from the Advances. Each fixed rate security is matched with an interest rate swap, which converts the security from a fixed rate to a floating rate basis. The remaining proceeds were used to purchase $16.8 million of asset-backed securities classified as actively managed fixed maturities and short-term investments. The short-term investments were used to purchase additional floating rate asset-backed securities in April 2007. The trading securities are carried at estimated fair value with changes in such value recognized as trading income. Conseco Life also purchased interest rate swaps with an aggregate notional amount of $147.5 million in an effort to hedge the change in fair value of the trading securities that were purchased. The change in the value of the interest rate swaps is recognized in trading income. In the first three months of 2007, the change in the value of the trading securities was $.5 million and the change in the value of the interest rate swaps was $(1.4) million. Pursuant to the interest rate swaps, Conseco Life pays interest, semi-annually, at a fixed rate and receives interest, quarterly, at a variable rate from the counterparty on the outstanding notional amount. At March 31, 2007, the weighted average fixed rate being paid was 6.12 percent and the weighted average variable rate being received was 6.17 percent.

     At March 31, 2007, investment borrowings consisted of: (i) Advances of $200.0 million; (ii) $436.3 million of securities issued to other entities by a variable interest entity which is consolidated in our financial statements; and
(iii) other borrowings of $11.4 million.

     At December 31, 2006, investment borrowings consisted of: (i) $406.8 million of securities issued to other entities by a variable interest entity which is consolidated in our financial statements; and (ii) other borrowings of $11.5 million.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2006...........................................          152,165

    Treasury stock purchased and retired...............................           (1,533)
    Stock options exercised............................................              203
    Shares issued under employee benefit compensation plans............               10
                                                                                 -------

Balance at March 31, 2007..............................................          150,845
                                                                                 =======

     In December 2006, the Company's board of directors authorized a common share repurchase program of up to $150 million. In May 2007, the Company's board of directors increased the authorized common share repurchase program to a maximum of $350 million. As further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations," we currently may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $150 million over the term of our credit facility. Our share repurchase program may be implemented through purchases made from time to time in either the open market or through private transactions. With respect to $25 million of the program, the Company entered into an accelerated share buy back agreement ("ASB") to repurchase 1.2 million shares. The initial price paid per share as part of the ASB transaction was $20.12. The repurchased shares were subject to a settlement price adjustment based upon the difference between: (i) the volume weighted average price of Conseco common stock (as defined in the ASB); and (ii) $20.12. The settlement price adjustment was calculated to be $.3 million and was paid to the Company. The Company recognized a reduction in common stock and additional paid-in capital of $24.7 million in the first quarter of 2007 related to the ASB transaction.

     During the first quarter of 2007, the Company repurchased an additional .3 million shares of its common stock for $4.9 million.

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $14.4 million and $10.6 million during the three months ended March 31, 2007 and 2006, respectively. Amounts amortized totaled $5.1 million and $4.3 million during the three months ended March 31, 2007 and 2006, respectively. The unamortized balance of deferred sales inducements at March 31, 2007 and December 31, 2006 was $124.3 million and $115.0 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $288.9 million and $296.3 million at March 31, 2007 and December 31, 2006, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pending Accounting Standards

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS 157 will have on our results of operations and financial condition.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

allows entities to choose to measure many financial instruments and certain other items at fair value (on an instrument-by-instrument basis) that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for us on January 1, 2008. We are currently evaluating the effect SFAS 159 will have on our results of operations and financial condition.

     Adopted Accounting Standards

     In July 2006, the FASB issued FIN 48. FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 resulted in a $6.0 million increase to additional paid in capital during the three months ended March 31, 2007. The Company classifies interest and, if applicable, penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in the first quarter of 2007. The liability for accrued interest was not significant at March 31, 2007 or December 31, 2006.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets". SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year that begins after September 15, 2006. The initial adoption of SFAS 155 did not have a material effect on our financial position or results of operations.

     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). This statement provides guidance on accounting for deferred acquisition costs on an internal replacement which is defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 are effective for internal replacements beginning January 1, 2007. The initial adoption of SOP 05-1 did not have a material impact on our results of operations or financial position. The adoption of SOP 05-1 resulted in the shortening of the period over which the value of policies inforce at the Effective Date and the cost of policies produced related to a small block of our group health insurance business are amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $2.7 million, net of tax.

     In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit and Other Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position, measured as the difference between the fair value of plan assets and the projected benefit obligation as of the end of our fiscal year end. In addition, SFAS 158 requires employers to

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

recognize changes in the funded status of defined benefit pension and other post retirement plans in the year in which the changes occur through other accumulated comprehensive income. The Company adopted SFAS 158 effective December 31, 2006.

     The impact of the adoption of SFAS 158 on our consolidated balance sheet at December 31, 2006, was as follows (dollars in millions):

                                                       Balance before                      Balance after
                                                         adoption of                        adoption of
                                                          SFAS 158         Adjustments       SFAS 158
                                                       --------------      -----------     -------------
       Income tax assets, net....................         $1,783.4           $ 3.5            $1,786.9
       Other liabilities.........................            601.9             9.9               611.8
       Accumulated other comprehensive loss......            (66.2)           (6.4)              (72.6)

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Old Conseco and alleged problems in Conseco Finance Corp.'s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. The court has not yet ruled on this motion. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $1.5 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life Insurance Company, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint seeks unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it has reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders will have an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. Finalizing the settlement will require court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and is subject to other conditions. We expect to implement the settlement with the inforce and certain former policyholders in the third quarter of 2007. On February 12, 2007 the court granted preliminary approval of the settlement. The fairness hearing is scheduled to occur on May 21, 2007 where the court will consider final approval of the settlement as well as any related objections.

     As a result of the settlement, we recorded $157.0 million of costs (before income taxes) related to the proposed settlement in the second quarter of 2006. In the first quarter of 2007, we refined our estimates related to certain provisions of the proposed settlement and recognized additional expenses of $13.0 million. In addition, we had previously recognized costs related to this litigation of $17.7 million in the three months ended March 31, 2006, and $18.3 million and $9.8 million in the years ended December 31, 2005 and 2004, respectively.

     The liability we have established related to the proposed settlement at March 31, 2007, includes our best estimate of: (i) the cost of the benefits to be provided to inforce policyholders; (ii) the value of the settlement fund for former policyholders; (iii) plaintiff attorney fees; (iv) the cost to settle other cases pending with respect to the cost of insurance litigation; and (v) other costs and professional fees required to implement the settlement. While we believe the liabilities we have established are adequate to cover these costs, our estimates are subject to significant judgment (including the form of policy benefit enhancement chosen by the inforce policyholders) and it is possible that our estimates will prove to be insufficient to cover our actual costs. In addition, the actual cost we incur is dependent on: (i) the release of no less than 1,000,000 shares of our common stock which were reserved for distribution pursuant to the bankruptcy plan of our Predecessor to satisfy the prepetition claims of the plaintiffs; and (ii) the value of such shares realized by the plaintiffs. On November 7, 2006 the Bankruptcy Court authorized such release by approving applicable claims filed by plaintiffs. In determining our current estimate of the net costs related to the proposed settlement, these shares were valued based on the March 31, 2007 closing price of a share of our common stock. The implementation of the proposed settlement includes

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

enhanced benefits to the inforce insurance policies, which eliminates the future estimated profits from these policies in periods subsequent to the proposed settlement date, if the experience of the policies is consistent with our expectations. We recognized income before income taxes on these policies of approximately $6.0 million in the six months ended June 30, 2006.

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

     Other non-class action cases regarding these policies include a lawsuit filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves approximately 800 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. Additionally, a lawsuit was filed on December 22, 2005 in Pennsylvania captioned Lisa M. Jordan v. Allen R. Shank and Conseco Life Insurance Company, Case No. 05-10204 (Court of Common Pleas, Chester County, Pennsylvania). The Jordan case has been settled and will be dismissed.

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

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     On November 6, 2003, a Complaint was filed in State Court in Fulton County, Georgia, Reginald Martin Agency, Inc.; Comprehensive Insurance Marketing, Inc.; Design Benefits Inc.; Jim Jasnoski d/b/a Design Benefits, Inc.; Kenny Froug d/b/a Atlanta Brokerage Office; Brokerage One Agency, Inc.; Tri-State Brokerage, Inc.; Don Sepulveda d/b/a Sepulveda Insurance Group; Dean Vandersnick d/b/a Professional Insurance Brokerage and Whitewater Brokerage, Inc. v. Conseco Medical Insurance Company, Conseco Marketing LLC, Timothy F. O'Keefe and Edward
M. Berube, Cause No. 03VC0587 B4Y. Plaintiffs are former CMIC Field Marketing Organizations that allege in the complaint that they were damaged by CMIC's exit from the individual medical insurance market claiming damages in an unnamed amount for breach of contract, fraud, negligent misrepresentation, breach of partnership agreements and fiduciary duty, breach of implied covenant of good faith and fair dealing, tortuous interference with business and contractual relationships, damage to goodwill and business reputation and bad faith. At CMIC's request, the case was removed to federal court and transferred to the United States District Court for the Southern District of Indiana, Indianapolis Division (Cause No. 1:04-CV-1587-TAB/RLY). CMIC filed a motion to dismiss, and all of the causes of action have been dismissed except the fraud count and the action for breach of fiduciary duty. In April 2007, a settlement was reached with seven of the ten plaintiffs. We are scheduled to go to trial with the remaining three plaintiffs commencing on May 9, 2007. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Other Litigation

     On July 9, 1999, a complaint was filed in the Supreme Court of the State of New York, County of New York, PRG Planning & Development, LLC v. LateNite Magic, Inc., Daurio & Russo & Sons Construction Co., Inc., Specialized Audio Visual, Inc., Farmore Realty, Inc. f/k/a Sweetheart Theatres, Inc., The City of New York and the State of New York Cause No: 114077/99. The complaint seeks damages in the amount of $3.9 million with interest thereon from January 20, 1998. This is a lien foreclosure suit that is the result of an April 1996 lease agreement entered into by LateNite Magic and Farmore Realty, Inc. to develop a theme restaurant based on the magic of David Copperfield. CVIC and our subsidiary Conseco Annuity Assurance Company (now known as Conseco Insurance Company) purchased preferred stock of LateNite and acquired the right to an assignment of the April 1996 lease. An amended complaint was filed on December 2, 1999 naming CVIC and Conseco Annuity Assurance Company as co-defendants. On August 25, 2006 the court awarded the plaintiff judgment in the sum of $3.8 million plus interest from December 16, 1997. On April 2, 2007, the Company paid approximately $4.3 million of the $6.8 million judgment, leaving an unpaid balance of approximately $2.5 million. The Company is appealing the judgment.

     A civil complaint dated December 5, 2005 was filed with the Piraeus Court in Greece on December 22, 2005 by Blue Wave Maritime S.A., Adriatic Spirit S.A., Aegean Spirit S.A., and Ocean Challenger S.A., all companies which are part of the Adriatic Holding Corporation Ltd. group of companies ("Adriatic") which each owned one vessel, against United States Trust Company of New York, Teachers Insurance and Annuity Association of America, Nightingale & Associates, Fairwind Shipping Limited, Aegon USA Investment Management, CIGNA Investments Inc., Kemper Financial Services Inc., Conseco Capital Management Co., Northwestern Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, New England Mutual Life Insurance Company, Combined States Holding Corporation, Douglas Hopkins, executive of the company Nightingale & Associates, and Brad Scher, executive of the company Teachers Insurance and Annuity Association of America (collectively "Noteholders") alleging various tort claims arising out of the foreclosure and/or repossession in 1996 by the Noteholders of four vessels allegedly owned by the plaintiffs and seeking damages in the approximate amount of $32 million. Conseco Capital Management (now known as 40|86 Advisors, Inc.) was served on or about August 30, 2006. We await service of another summons and complaint. The suit concerns various Notes issued by Adriatic in April 1994 which were purchased by the Noteholders and secured in part by preferred ship mortgages on various vessels owned by Adriatic. In 1996, Adriatic defaulted on the Notes and the Noteholders exercised their rights pursuant to the applicable loan documentation to foreclose and/or take possession of the four vessels that secured Adriatic's obligations to the Noteholders. We believe the action is without merit and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint. The second amended complaint includes the same causes of action as the prior complaint, but adds as defendants Conseco, Inc., Conseco Services, LLC, Conseco Marketing, LLC and 40|86 Advisors, Inc. We intend to file a motion to dismiss the second amended complaint. The case is set for trial commencing February 12, 2008. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages along with declaratory and injunctive relief. Conseco caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned case number 04-784-D-M2. An order was issued on February 15, 2007 granting plaintiff's motion for class certification. The order specifically certifies two sub-classes identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class. We have appealed the certification order and on April 23, 2007, the 5th Circuit Court of Appeals accepted jurisdiction over our appeal. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On March 22, 2006, the Company's subsidiary, CDOC, Inc. ("CDOC"), as the successor in interest to Statesman Insurance Company ("Statesman"), brought a complaint for declaratory judgment against Himco Waste-Away Services, Inc. ("Himco"). CDOC seeks a court declaration to determine the rights and obligations of CDOC and Himco under certain general liability contracts Himco allegedly procured from Statesman during the period 1969 through 1975. The coverage dispute arises out of a U.S. Environmental Protection Agency ("EPA") claim against Himco, for which Himco sought reimbursement of investigation and defense costs and indemnification of its settlement with the EPA pursuant to the Statesman policies in the sum of $1.6 million. CDOC's complaint alleges that Himco failed to comply with conditions precedent to coverage under the Statesman policies because, among other things, Himco's late notice to CDOC of the EPA's claim was not immediate, as required by the policies, but rather was unreasonably late, and Himco failed and refused to cooperate in good faith with CDOC. The complaint also alleges that Himco's failure to provide immediate notice and cooperate precludes Himco from seeking and receiving any insurance coverage under the Statesman policies. On May 3, 2006, Himco answered the complaint and filed a counterclaim seeking unspecified damages and alleging breach of contract, breach of the duty of good faith and fair dealing, as well as seeking declaratory relief. In addition they sought a change of venue to Elkhart County, Indiana. The matter is now pending in Elkhart Circuit Court, CDOC, Inc. v. Himco Waste-Away Services, Inc., Case No. 20CO1-2606-PL-46. The ultimate outcome of this action cannot be predicted with certainty.

     Beneficial Standard Life Insurance Company, a predecessor company to Conseco Insurance Company, filed suit for declaratory judgment against J.C. Penney Life Insurance Company a/k/a Stonebridge Life Insurance Company ("Stonebridge") in a case captioned, Beneficial Standard Life Insurance Company
v. J.C. Penney Life Insurance Company and J.C. Penney Company, Inc., United States District Court for the Central District of California, Case no. CV-98-02792-SVW. This litigation arises from the 1967 sale of Beneficial Fire & Casualty ("BF&C") by Beneficial Standard Life Insurance Company to J.C. Penney Company, Inc. The subject of the case is whether Conseco Insurance Company must indemnify Stonebridge for losses and expenses incurred as a result of claims arising under presale BF&C insurance policies. Conseco Insurance Company filed suit in April 1998 seeking a judicial declaration that: (1) it is not generally obligated to indemnify Stonebridge under the terms of the agreement governing the 1967 sale; and (2) that it is not obligated to indemnify Stonebridge for losses or expenses incurred in connection with specific known claims. Penney counterclaimed for breach of contract and declaratory relief. The counterclaim did not specify the damages sought by Penney on the breach of contract claims. After a bench trial in 2002, certain rulings of the trial court were appealed to the United States Court of Appeals for

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

the Ninth Circuit. In June 2005, the Ninth Circuit issued an opinion upholding a trial-court determination that the terms of the 1967 sale generally require Conseco Insurance Company to indemnify Stonebridge for net losses arising from pre-sale BF&C policies, but only after Stonebridge pursues and exhausts available reinsurance. The Ninth Circuit remanded the case to the trial court for further proceedings. The trial court had previously found against Stonebridge on its breach of contract claims, ruling that Stonebridge could not assert such claims until it pursued and exhausted available reinsurance. Stonebridge did not appeal that specific ruling. The remaining issue before the trial court is whether Conseco Insurance Company's indemnification obligation with respect to certain environmental claims asserted by the Port of Oakland is excused by Stonebridge's conduct in handling the claims. On July 25, 2006, a second action was filed in the Circuit Court of Hamilton County, Indiana, captioned Conseco Insurance Company v. Stonebridge Life Insurance Company and J.C. Penney Life Insurance Company. Penney removed the case to federal court on August 16, 2006, Case No. 1:06-CV-1229 SEB-VSS (Southern District, Indiana) and filed a motion to dismiss. The court has not yet ruled on this motion. The subject of this second action is whether Conseco Insurance Company's indemnification obligation with respect to specific known claims is excused by Stonebridge's failure to pursue available reinsurance. Conseco Insurance Company alternatively seeks equitable relief requiring Stonebridge to take affirmative steps to preserve the availability of reinsurance on such claims. The ultimate outcomes of the actions cannot be predicted with certainty.

     On February 13, 2004, a declaratory judgment action, RLI Insurance Company
v. Conseco, Inc., et al l:04-cv-00310-UM-WTL, was filed in the United States District Court for the Southern District of Indiana by RLI Insurance Company ("RLI"), Conseco's fiduciary insurance carrier. RLI is asking the court to find that is has no liability under its policy for the claims made against Conseco in Roderick Russell, et al. v. Conseco, Inc., et al, Case No. 1:02-CV-1639 LJM. In this 2004 Declaratory Judgment action, RLI claims that releases provided to them pursuant to RLI's agreement to settle a prior case involving our Predecessor, RLI Insurance Company v. Conseco, Inc., Stephen Hilbert, et al, Case No. 1:04-CV-0310DFH-TAB (Southern District, Indiana), absolved it of any further liability for claims by Conseco. The Company is pursuing recovery from RLI of the $10 million paid to settle the Russell matter, and has filed counterclaims for declaratory judgment and breach of contract. The court stayed this case until the Russell matter was resolved; however, the stay was lifted as of November 15, 2005. Both parties filed motions for summary judgment directed to RLI's duty to defend and indemnify under the policy. RLI also has moved for summary judgment as to its claims that the Company is obligated to indemnify it against previous defense costs paid out by RLI and reimburse RLI its litigation costs in the pending action. On March 29, 2007, the District Court entered a partial summary judgment order declaring that RLI has no duty to the Company under the policy and dismissing all claims against RLI asserted by the Company. RLI's claims for indemnity and reimbursement remain scheduled for trial on August 6, 2007. On April 12, 2007, the Company moved for leave to appeal the March 29, 2007 partial summary judgment ruling and to stay further proceedings including the trial of the indemnity and reimbursement claims. By entry dated April 16, 2007, the District Court denied that Motion. The Company intends to vigorously defend against RLI's claims for indemnity and reimbursement. As soon as the indemnity and reimbursement claims are decided, the Company intends to pursue an appeal of the March 29, 2007 ruling. The ultimate outcome of the action cannot be predicted with certainty.

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

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, in the Hamilton County case, the Company obtained a partial summary judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. The trial court stayed execution of the judgment pending appeal. Trial of the remaining counts is currently set for July 23, 2007. The Murray U.S. District Court case is currently set for trial on April 28, 2008.

                        CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of March 31, 2007, we have paid $13.7 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At March 31, 2007, we estimated that approximately $18.8 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $10.3 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     The terms of the settlement could result in additional benefits or options being offered to certain policyholders. Minnesota owners of equity-indexed annuities issued by Conseco Insurance Company purchased on or after January 1, 1998, may initiate a Conseco internal review and arbitration process to determine whether they adequately understood the renewal participation rate feature of their policy at the time the policy was originally sold. Policyholders who can prove they did not understand renewal participation rates at the time the policy was originally sold based on representations or omissions made by the Company or its agents may be provided relief in the form of adjusted participation rates. We have sent a notice to the approximately 2,000 affected policyholders and advised them of their options. To date, policyholders have not asserted claims with significant exposure to the Company related to the potential issues addressed in the settlement. However, management considers it probable that additional claims will be asserted and there is a reasonable possibility that the outcome will be unfavorable. Although the outcome of the procedures required by the settlement cannot be predicted with certainty, management currently believes the cost of resolving these matters will not result in a loss which exceeds the amount accrued by more than $1.0 million.

     Certain state insurance regulators have previously requested information with respect to actions of the Company related to the cost of insurance charges for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Such policies are subject to the proposed litigation settlement described in the section of this note entitled "Cost of Insurance Litigation". The ultimate outcome of insurance regulator inquiries and the effect any regulator actions could have on the proposed litigation settlement cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                ----------------------
                                                                                                2007              2006
                                                                                                ----              ----
Cash flows from operating activities:
   Net income...........................................................................       $  10.4          $  64.6
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................         123.4            128.8
       Income taxes.....................................................................           4.9             37.5
       Insurance liabilities............................................................         157.3             96.0
       Accrual and amortization of investment income....................................            .7             (3.8)
       Deferral of policy acquisition costs.............................................        (125.9)          (114.8)
       Net realized investment losses...................................................          34.9              3.1
       Net sales (purchases) of trading securities......................................        (145.7)             4.8
       Other............................................................................          30.3             (9.2)
                                                                                               -------          -------

         Net cash provided by operating activities......................................       $  90.3          $ 207.0
                                                                                               =======          =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................          $2.2             $3.5
     Reduction of tax liabilities related to various contingencies recognized
       at the fresh-start date in conjunction with adoption of FIN 48...................           6.0              -

     At March 31, 2007 and December 31, 2006, restricted cash and cash equivalents consisted of: (i) $11.4 million and $15.7 million, respectively, held by a variable interest entity; (ii) $1.9 million and $.1 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS; and (iii) $8.2 million and $8.2 million, respectively, held in an escrow account pursuant to a litigation settlement.

     SUBSEQUENT EVENT

     On May 8, 2007, we announced that three of our insurance subsidiaries will coinsure most of their older inforce equity-indexed annuity and fixed annuity business with Reassure America Life Insurance Company ("REALIC"), a subsidiary of Swiss Re Life & Health America Inc. In the transaction, REALIC will: (i) pay a ceding commission of approximately $76.5 million; (ii) assume the investment and persistency risk and administration of these policies; and (iii) recognize policy profits as they emerge over time. Our insurance subsidiaries will transfer to REALIC approximately $3.1 billion of policy and other reserves, as well as the assets backing these policies. Our insurance subsidiaries remain primarily liable to the policyholders in the event REALIC does not fulfill its obligations under the agreements. The transaction is subject to insurance regulatory approval in several states and is expected to close before the end of 2007.

     As a result of the transaction, we no longer plan to hold investments with an aggregate amortized cost of $1,778.6 million and an estimated fair value of $1,754.4 million at March 31, 2007, until maturity or until the market value of each investment recovers to its cost basis. Accordingly, we recognized net after-tax realized losses of $8.7 million (net of related amortization expense of $10.8 million and taxes of $4.7 million) in the first quarter of 2007.

     Upon closing the transaction, Conseco expects to record additional charges (resulting principally from the extinguishment of the insurance intangibles associated with this business) totaling approximately $56 million (after consideration of the realized losses described above) plus the after tax earnings on this block of business from January 1, 2007 through the close of the transaction. The after tax earnings on this block of business for the first quarter of 2007 were approximately $10 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at March 31, 2007, and the consolidated results of operations for the three months ended March 31, 2007 and 2006, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of our 2006 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o our ability to obtain adequate and timely rate increases on our supplemental health products including our long-term care business;

     o mortality, morbidity, usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

     o changes in our assumptions related to the cost of policies produced or the value of policies inforce at the Effective Date;

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

     o our ability to remediate the material weakness in internal controls over the actuarial reporting process that we identified at year-end 2006 and to maintain effective controls over financial reporting;

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

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations. These segments reflect the addition of Colonial Penn as a separate segment resulting from a change in how management disaggregates the Company's operations for making internal operating decisions beginning in the fourth quarter of 2006. Colonial Penn's operations were previously aggregated with the Bankers Life segment. We have restated all prior period segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company ("Bankers Life and Casualty"), markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program and certain annuity products to the senior market through exclusive career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry Health Care ("Coventry").

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          through independent agents and major medical insurance.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     CRITICAL ACCOUNTING POLICIES

     We have updated our critical accounting policy related to our accounting for marketing and quota-share agreements with Coventry as we entered into a national distribution agreement under which our career agents began distributing Coventry's Private-Fee-For-Service plan, Advantra Freedom ("PFFS"), beginning January 1, 2007.

     Refer to "Critical Accounting Policies" in Conseco's 2006 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

     Accounting for marketing and quota-share agreements with Coventry

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Modernization Act") provided for the introduction of a prescription drug benefit ("PDP"). In order to offer this product to our current and potential future policyholders without investing in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related policy benefits subject to a risk corridor. The Part D program was effective January 1, 2006.

     The following describes how we account for and report our PDP business:

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the pre-tax loss of the PDP business in the first three months of 2007 and 2006 (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                ----------------------
                                                                                                2007              2006
                                                                                                ----              ----
       Insurance policy income..........................................................        $24.4             $24.2
       Fee revenue and other............................................................           .4               1.2
                                                                                                -----             -----

         Total revenues.................................................................         24.8              25.4
                                                                                                -----             -----

       Insurance policy benefits........................................................         23.5              24.2
       Commission expense...............................................................          1.4               1.3
       Other operating expenses.........................................................           .1               1.9
                                                                                                -----             -----

         Total expense..................................................................         25.0              27.4
                                                                                                -----             -----

         Pre-tax loss...................................................................        $ (.2)            $(2.0)
                                                                                                =====             =====

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry's PFFS plan, beginning January 1, 2007. The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we will receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2007 with 53 percent of the net premiums and related profits. To date, our career channel has enrolled in excess of 17,000 members for coverage effective in 2007.

     We receive distribution fees from Coventry and we pay sales commissions to our agents for these enrollments. In addition, we participate at a 53 percent level in the income (loss) related to this business pursuant to a quota-share agreement with Coventry.

     The following summarizes our accounting and reporting practices for the PFFS business.

     Our accounting for the distribution agreement

     o We receive distribution income from Coventry and other parties based on a fixed fee per PFFS contract. This income is deferred and recognized over the remaining calendar year term of the initial enrollment period.

     o We also pay commissions to our agents who sell the plans on behalf of Coventry and other parties. These payments are deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

     Our accounting for the quota-share agreement

     o We recognize revenue evenly over the period of the underlying PFFS contracts.

     o We recognize policyholder benefits and ceding commission expense as incurred.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the pre-tax income of the PFFS business in the first three months of 2007 (dollars in millions):

              Insurance policy income..................................      $13.2
              Fee revenue and other....................................         .4
                                                                             -----

                  Total revenues.......................................       13.6
                                                                             -----

              Insurance policy benefits................................       11.7
              Commission expense.......................................         .5
              Other operating expenses.................................         .8
                                                                             -----

                  Total expense........................................       13.0
                                                                             -----

              Pre-tax income...........................................      $  .6
                                                                             =====

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
    Bankers Life........................................................................      $ 42.8              $ 57.2
    Conseco Insurance Group.............................................................        51.5                41.9
    Colonial Penn.......................................................................         4.6                 5.1
    Other Business in Run-off...........................................................       (30.9)               24.0
    Corporate operations................................................................       (30.8)              (26.0)
                                                                                              ------              ------

                                                                                                37.2               102.2
                                                                                              ------              ------
Net realized investment gains (losses), net of related amortization:
    Bankers Life........................................................................        (4.5)               (1.0)
    Conseco Insurance Group.............................................................       (16.1)               (3.6)
    Colonial Penn.......................................................................         (.2)                 .5
    Other Business in Run-off...........................................................         (.2)                3.0
                                                                                              ------              ------

                                                                                               (21.0)               (1.1)
                                                                                              ------              ------
Income (loss) before income taxes:
    Bankers Life........................................................................        38.3                56.2
    Conseco Insurance Group.............................................................        35.4                38.3
    Colonial Penn.......................................................................         4.4                 5.6
    Other Business in Run-off...........................................................       (31.1)               27.0
    Corporate operations................................................................       (30.8)              (26.0)
                                                                                              ------              ------

       Income before income taxes.......................................................      $ 16.2              $101.1
                                                                                              ======              ======

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Premium collections:
     Annuities............................................................................    $  212.2            $   233.4
     Supplemental health..................................................................       373.4                322.9
     Life.................................................................................        48.1                 43.2
                                                                                              --------            ---------

       Total collections..................................................................    $  633.7              $ 599.5
                                                                                              ========            =========

Average liabilities for insurance products:
       Annuities:
         Mortality based..................................................................    $  280.9            $  274.8
         Equity-indexed...................................................................       657.4               413.2
         Deposit based....................................................................     4,551.3             4,344.3
       Health.............................................................................     3,473.1             3,209.5
       Life:
         Interest sensitive...............................................................       364.0               338.5
         Non-interest sensitive...........................................................       276.3               227.6
                                                                                              --------            --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.............................................    $9,603.0            $8,807.9
                                                                                              ========            ========

Revenues:
     Insurance policy income..............................................................    $  412.0            $  383.0
     Net investment income:
       General account invested assets....................................................       140.7               121.1
       Equity-indexed products based on the change in value of options....................        (3.0)                2.4
       Other special-purpose portfolios...................................................         3.2                 -
     Fee revenue and other income.........................................................         1.2                 1.4
                                                                                              --------            --------

         Total revenues...................................................................       554.1               507.9
                                                                                              --------            --------

Expenses:
     Insurance policy benefits............................................................       345.9               312.7
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products...............................................        44.7                41.8
       Equity-indexed products............................................................         2.4                 2.5
     Amortization related to operations...................................................        81.4                57.4
     Other operating costs and expenses...................................................        36.9                36.3
                                                                                              --------            --------

         Total expenses...................................................................       511.3               450.7
                                                                                              --------            --------

Income before net realized investment losses, net of related amortization
   and income taxes.......................................................................        42.8                57.2
                                                                                              --------            --------

     Net realized investment losses.......................................................        (5.2)               (1.5)
     Amortization related to net realized investment losses...............................          .7                  .5
                                                                                              --------            --------

         Net realized investment losses, net of related amortization .....................        (4.5)               (1.0)
                                                                                              --------            --------

Income before income taxes................................................................    $   38.3            $   56.2
                                                                                              ========            ========

                                   (continued)

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits........................................................         $300.5            $275.3
       Benefit ratio (a)................................................................          84.9%             82.3%

     Medicare supplement:
       Insurance policy benefits........................................................         $115.7            $112.0
       Benefit ratio (a)................................................................          66.6%             68.1%

     Long-term care:
       Insurance policy benefits........................................................         $160.0            $138.0
       Benefit ratio (a)................................................................         104.3%             96.5%
       Interest-adjusted benefit ratio (b)..............................................          73.8%             66.9%

     Other:
       Insurance policy benefits........................................................          $24.8             $25.3
       Benefit ratio (a)................................................................          92.0%             94.4%

--------------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $46.8 million and $42.4 million in the three months ended March 31, 2007 and 2006, respectively.

     Total premium collections were $633.7 million in the first quarter of 2007, up 5.7 percent from 2006. Premium collections include $45.7 million and $6.0 million in the first quarters of 2007 and 2006, respectively, of premiums collected pursuant to the PDP and PFFS quota-share agreements with Coventry described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.6 billion in the first quarter of 2007, up 9.0 percent from 2006. The increase in such liabilities was primarily due to increases in annuity reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $37.6 million and $24.2 million in the first quarters of 2007 and 2006, respectively, of premium income from the quota-share agreements with Coventry described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry".

     Net investment income on general account invested assets (which excludes income on policyholder accounts) was $140.7 million in the first quarter of 2007, up 16 percent from 2006. The average balance of general account invested assets

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

was $9.7 billion and $8.8 billion in the first quarters of 2007 and 2006, respectively. The average yield on these assets was 5.78 percent and 5.48 percent in the first quarters of 2007 and 2006, respectively. The increase in general account invested assets is primarily due to sales of our annuity products in recent periods. The increase in yield is primarily due to the purchase of higher yielding fixed maturity investments in recent periods.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Investment gains (losses) related to equity-indexed products were $(3.0) million and $2.4 million in the first quarters of 2007 and 2006, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

       Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased in the fourth quarter of 2006 as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. We account for the COLI assets in accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance". Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $.5 million in the first quarter of 2007. Also during the first quarter of 2007, we recognized a death benefit of $2.7 million under the COLI.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. The insurance policy benefits in the Medicare supplement business include claims incurred on the PFFS business we began assuming through our quota-share agreement with Coventry effective January 1, 2007. This agreement is described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry". During the three months ended March 31, 2007, we recognized insurance policy income of $13.2 million and insurance policy benefits of $11.7 million. The benefit ratio on this business was 88.4 percent in the first three months of 2007. Our insurance policy benefits reflected reserve redundancies from prior years of $2.9 million and $2.2 million in the first three months of 2007 and 2006, respectively. Excluding the effects of prior period claim reserve redundancies and the PFFS business, our benefit ratios would have been 66.6 percent and 69.4 percent in the first three months of 2007 and 2006, respectively. Such ratios are consistent with our expectations considering premium rate increases implemented in recent periods resulting from the ultimate development of our prior period reserve estimates.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous lower-priced products. These new products have been approved by the regulatory authorities in 49 states and the District of Columbia. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 104.3 percent and 96.5 percent in the first quarters of 2007 and 2006, respectively. The interest-adjusted benefit ratio on this business was 73.8 percent and 66.9 percent in the first quarters of 2007 and 2006, respectively. The increase in the long-term care benefit ratio is due to an increase in the number of new claims.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. This rate increase process is proceeding according to plan and, to date, we have received approval for approximately 84 percent of the total dollar amount of our requested rate increases. The rate increases had become effective for approximately 90 percent of the impacted inforce block as of March 31, 2007. We expect the execution of our premium rate increases will continue for the next two quarters given the timing of the implementation as a result of the regulatory approvals.

     The insurance policy benefits in the other health products line include claims incurred on the Medicare Part D business we began assuming through our quota-share agreement with Coventry on January 1, 2006. This agreement is described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry". During the three months ended March 31, 2007 and 2006, we recognized insurance policy income of $24.4 million and $24.2 million, respectively, and insurance policy benefits of $23.5 million and $24.2 million, respectively, related to the Part D program. The benefit ratio on this business, which is expected to decline throughout the year, was 96.0 percent and 100.1 percent in the three months ended March 31, 2007 and 2006, respectively.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $44.7 million in the first quarter of 2007, up 6.9 percent from 2006. The increase is primarily due to increases in annuity reserves (resulting from higher sales of these products). The weighted average crediting rate for these products was 3.6 percent in both the first quarters of 2007 and 2006.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or
(ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $81.4 million in the first quarter of 2007 compared to $57.4 million in the first quarter of 2006. During the first quarters of 2007 and 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $18.9 million and $3.4 million in the first three months of 2007 and 2006, respectively. The lapses of our Medicare supplement products in the first three months of 2007 were higher than our historical lapse experience. We believe such increases were partially related to the premium rate increases we implemented in recent periods and competition from companies offering Medicare Advantage products. Also, during the first quarter of 2007, amortization of insurance intangibles related to long-term care policies increased by $4.1 million primarily as a result of changes to our previous assumptions related to future premium rate increases on certain long-term care policies due to either: (i) a delay in processing rate increases; or (ii) the disapproval by certain states of rate increases.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other operating costs and expenses in our Bankers Life segment were $36.9 million in the first quarter of 2007, up 1.7 percent from 2006. Other operating costs and expenses include the following (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
       Expenses related to the marketing and quota-share
          agreements with Coventry...........................................................    $ 2.8             $ 3.2
       Commission expense....................................................................      5.2               4.7
       Other operating expenses..............................................................     28.9              28.4
                                                                                                 -----             -----

          Total..............................................................................    $36.9             $36.3
                                                                                                 =====             =====

     Net realized investment losses fluctuate each period. During the first three months of 2007 we recognized net realized investment losses in this segment of $5.2 million from the sales of investments (primarily fixed maturities). During the first three months of 2006, net realized investment losses in this segment included $1.4 million of net losses from the sales of investments (primarily fixed maturities), and $.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first quarter of 2007.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.7 million and $.5 million in the first three months of 2007 and 2006, respectively.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Premium collections:
     Annuities............................................................................   $   120.1          $    36.2
     Supplemental health..................................................................       154.2              159.6
     Life.................................................................................        77.2               84.1
                                                                                             ---------          ---------

       Total collections..................................................................   $   351.5          $   279.9
                                                                                             =========          =========

Average liabilities for insurance products:
     Annuities:
       Mortality based....................................................................   $   234.0          $   245.1
       Equity-indexed.....................................................................     1,561.0            1,310.0
       Deposit based......................................................................     2,941.0            3,292.0
       Separate accounts and investment trust liabilities.................................        28.8               29.9
     Health...............................................................................     2,397.1            2,380.9
     Life:
       Interest sensitive.................................................................     3,051.6            3,071.9
       Non-interest sensitive.............................................................     1,358.1            1,452.0
                                                                                             ---------          ---------

         Total average liabilities for insurance products, net of reinsurance ceded.......   $11,571.6          $11,781.8
                                                                                             =========          =========

Revenues:
   Insurance policy income................................................................   $   242.0          $   256.4
   Net investment income:
     General account invested assets......................................................       179.6              174.8
     Equity-indexed products..............................................................        (3.8)               5.4
     Trading account income related to policyholder and
       reinsurer accounts.................................................................          .8                (.5)
     Change in value of embedded derivatives related to modified
       coinsurance agreements.............................................................         (.3)               2.3
     Other special-purpose portfolios.....................................................         (.9)               -
   Fee revenue and other income...........................................................          .2                 .4
                                                                                             ---------          ---------

       Total revenues.....................................................................       417.6              438.8
                                                                                             ---------          ---------

Expenses:
   Insurance policy benefits..............................................................       185.4              195.9
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products.................................................        58.5               61.2
     Equity-indexed products..............................................................         8.5                5.3
   Amortization related to operations.....................................................        38.2               55.5
   Interest expense on investment borrowings..............................................         1.1                 .2
   Costs related to the proposed litigation settlement....................................         6.5                8.8
   Other operating costs and expenses.....................................................        67.9               70.0
                                                                                             ---------          ---------

       Total expenses.....................................................................       366.1              396.9
                                                                                             ---------          ---------

Income before net realized investment losses, net of related amortization,
   and income taxes.......................................................................        51.5               41.9
                                                                                             ---------          ---------

   Net realized investment losses.........................................................       (29.3)              (5.1)
   Amortization related to net realized investment losses.................................        13.2                1.5
                                                                                             ---------          ---------

       Net realized investment losses, net of related amortization........................       (16.1)              (3.6)
                                                                                             ---------          ---------

Income before income taxes................................................................   $    35.4          $    38.3
                                                                                             =========          =========

                                   (continued)

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................................     $ 90.7              $113.7
       Benefit ratio (a)..................................................................      59.3%               70.7%

     Medicare supplement:
       Insurance policy benefits..........................................................      $40.4               $41.3
       Benefit ratio (a)..................................................................      66.9%               60.3%

     Specified disease:
       Insurance policy benefits..........................................................      $47.9               $69.4
       Benefit ratio (a)..................................................................      53.2%               77.5%
       Interest-adjusted benefit ratio (b)................................................      20.4%               45.9%

     Other:
       Insurance policy benefits..........................................................       $2.4                $3.0
       Benefit ratio(a)...................................................................     101.3%              104.9%

--------------------
(a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
(b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. Interest income is an important factor in measuring the performance of this product. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio which includes the effect of interest income is useful in analyzing product performance. The investment income earned on the accumulated assets backing the specified disease reserves was $29.5 million and $28.3 million in the three months ended March 31, 2007 and 2006, respectively.

     Total premium collections were $351.5 million in the first quarter of 2007, up 26 percent from the first quarter of 2006. The increase was primarily due to the introduction of several new equity-indexed annuity products in recent periods distributed through our new national partners. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $11.6 billion in the first quarter of 2007, down 1.8 percent from 2006. The decrease in such liabilities was due primarily to policyholder redemptions and lapses exceeding new sales.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease in insurance policy income is primarily due to lower income from Medicare supplement products due to higher lapses exceeding new sales. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $179.6 million in the first quarter of 2007, up 2.7 percent from 2006. The average balance of general account invested assets was $12.3 billion in both the first quarters of 2007 and 2006. The average yield on these assets was 5.84 percent and 5.70 percent in the first quarters of 2007 and 2006, respectively. The yield was impacted by income related to

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) of $2.9 million and $1.5 million in the first quarters of 2007 and 2006, respectively.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(4.3) million and $9.2 million in the first quarters of 2007 and 2006, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account gains (losses) were $.5 million and $(3.8) million in the first quarters of 2007 and 2006, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading securities which are designed to act as hedges for embedded derivatives related to certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy. The income on our trading account securities is designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) certain amounts included in insurance policy benefits related to the aforementioned annuity products.

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

     Net investment income on other special-purpose portfolios includes: (i) the change in the fair value of the trading securities purchased with a portion of the proceeds from the Advances; and (ii) the change in fair value of interest rate swaps which were purchased. Each fixed rate trading security was matched with an interest rate swap that converts the security from a fixed rate to a floating rate basis. In the first three months of 2007, the change in the value of the trading securities was $.5 million and the change in the value of the interest rate swaps was $(1.4) million. These transactions are further discussed in the note to the consolidated financial statements entitled "Investment Borrowings and Interest Rate Swaps".

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income. In addition, insurance policy benefits in the first quarter of 2006 were reduced for the following items. We reduced insurance policy benefits by $3.0 million for a change in an actuarial assumption related to a block of interest-sensitive life insurance policies based on a change in management's intent on the administration of such policies. Such decreases were more than offset by a $4.7 million increase in amortization of insurance acquisition costs related to the assumption changes. Also during the first quarter of 2006, we reduced insurance policy benefits by $4.7 million for deceased policyholders to reflect the release of insurance liabilities for annuity policies which pay benefits only during the policyholders' lifetime. We have improved our procedures to confirm the reporting of the death of these policyholders to us in a more timely manner, resulting in this additional release that would have otherwise been recognized in future periods.

     Margins on life insurance policies declined $10 million in the first three months of 2007, as compared to the same period in 2006, due to increased death claims.

     The benefit ratio in the first quarter of 2006 on Conseco Insurance Group's Medicare supplement products reflected higher policyholder lapses, following our premium rate increase actions. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits in the first three months of 2007 and 2006 reflected claim reserve redundancies from prior years of $.7 million and $2.6 million, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios in the first three months of 2007 and 2006 for the Medicare supplement block would have been 68.0 percent and 64.1 percent, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.

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

     The benefit ratio in the first quarter of 2007 reflects a release of reserves totaling $19.3 million related to the return of premium benefit on specified disease policies. During the first quarter of 2007, we determined that the coding in our administrative system related to policies with the return of premium rider was inaccurate resulting in an overstatement of reserves. The benefit ratio excluding this release of reserves was 74.6 percent in the first quarter of 2007. The benefit ratio for the first quarter of 2006 was unfavorably affected by higher persistency of older policies which have higher benefit ratios than newer policies. The interest-adjusted benefit ratio for specified disease products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.

     The benefit ratios on Conseco Insurance Group's other health products are subject to fluctuations due to the smaller size of these blocks of business. We no longer actively market these products.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $58.5 million in the first quarter of 2007, down 4.4 percent from 2006. The decrease was primarily due to a smaller block of annuity business inforce, partially offset by higher crediting rates. The weighted average crediting rate for these products was 4.0 percent and 3.9 percent in the first quarters of 2007 and 2006, respectively.

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

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Higher lapses on our Medicare supplement products have reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $1.0 million and $2.3 million in the first quarters of 2007 and 2006, respectively. The assumptions we use to estimate our future

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

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

     Interest expense on investment borrowings includes $.9 million of interest expense on the Advances in the first quarter of 2007, as further described in the note to the consolidated financial statements entitled "Investment Borrowings and Interest Rate Swaps".

     Costs related to the proposed litigation settlement include legal fees and estimated amounts related to the proposed settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The settlement is subject to a court fairness hearing and other conditions. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Other operating costs and expenses were $67.9 million in the first quarter of 2007, down 3.0 percent from 2006. Other operating costs and expenses include commission expense of $20.3 million and $22.7 million in the three months ended March 31, 2007 and 2006, respectively.

     Net realized investment losses fluctuate each period. During the first three months of 2007, net realized investment losses in this segment included:
$5.1 million of net losses from the sales of investments (primarily fixed maturities), and $24.2 million of writedowns of investments as a result of our intent not to hold investments for a period of time sufficient to allow for any anticipated recovery. The writedown of such investments was the result of entering into a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Subsequent Event". During the first three months of 2006, net realized investment losses included $1.8 million of net losses from the sales of investments (primarily fixed maturities), and $3.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we no longer have the intent to hold impaired investments for a period of time sufficient to allow for any anticipated recovery), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $13.2 million and $1.5 million in the first quarters of 2007 and 2006, respectively.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Colonial Penn (dollars in millions)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Premium collections:
     Life.................................................................................    $ 26.7              $ 23.4
     Supplemental health..................................................................       2.6                 3.0
                                                                                              ------              ------

       Total collections..................................................................    $ 29.3              $ 26.4
                                                                                              ======              ======

Average liabilities for insurance products:
     Annuities:
         Mortality based..................................................................    $ 85.9              $ 87.6
         Deposit based....................................................................       3.6                 4.0
     Health...............................................................................      23.5                27.1
     Life:
         Interest sensitive...............................................................      26.8                28.2
         Non-interest sensitive...........................................................     558.7               554.8
                                                                                              ------              ------

           Total average liabilities for insurance
              products, net of reinsurance ceded..........................................    $698.5              $701.7
                                                                                              ======              ======

Revenues:
     Insurance policy income..............................................................    $ 29.3              $ 26.4
     Net investment income:
       General account invested assets....................................................       9.5                 9.7
       Trading account income related to reinsurer accounts...............................        .9                (7.8)
       Change in value of embedded derivatives related
         to modified coinsurance agreements...............................................       (.9)                7.8
     Fee revenue and other income.........................................................        .2                  .1
                                                                                              ------              ------

         Total revenues...................................................................      39.0                36.2
                                                                                              ------              ------

Expenses:
     Insurance policy benefits............................................................      25.6                22.8
     Amounts added to annuity and interest-sensitive life product
         account balances.................................................................        .3                  .3
     Amortization related to operations...................................................       4.8                 4.2
     Other operating costs and expenses...................................................       3.7                 3.8
                                                                                              ------              ------

         Total expenses...................................................................      34.4                31.1
                                                                                              ------              ------

Income before net realized investment gains (losses) and
     income taxes.........................................................................       4.6                 5.1

       Net realized investment gains (losses).............................................       (.2)                 .5
                                                                                              ------              ------

Income before income taxes................................................................    $  4.4              $  5.6
                                                                                              ======              ======

       Total premium collections were $29.3 million in the first quarter of 2007, up 11 percent from 2006. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Average liabilities for insurance products, net of reinsurance ceded, were $.7 billion in both the first quarters of 2007 and 2006.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.5 million in the first quarter of 2007, down 2.1 percent from 2006. The average balance of general account invested assets was $684.1 million and $696.7 million in the first quarters of 2007 and 2006, respectively. The average yield on these assets was
5.58 percent and 5.57 percent in the first quarters of 2007 and 2006, respectively.

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

     Other operating costs and expenses in our Colonial Penn segment in the first quarter of 2007 were comparable to the same period in 2006.

     Net realized investment gains (losses) fluctuate each period. We recognized net realized investment gains (losses) in this segment of $(.2) million and $.5 million from the sales of investments (primarily fixed maturities) in the first quarters of 2007 and 2006, respectively.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Premium collections:
     Long-term care.......................................................................    $   80.6           $   87.3
     Major medical........................................................................          .6                1.1
                                                                                              --------           --------

          Total collections...............................................................    $   81.2           $   88.4
                                                                                              ========           ========

Average liabilities for insurance products:
     Long-term care.......................................................................    $3,280.0           $3,243.2
     Major medical........................................................................        25.9               29.8
                                                                                              --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded....................................................    $3,305.9           $3,273.0
                                                                                              ========           ========

Revenues:
     Insurance policy income..............................................................    $   79.5           $   88.9
     Net investment income on general account invested assets.............................        47.0               44.7
     Fee revenue and other income.........................................................          .1                 .1
                                                                                              --------           --------

         Total revenues...................................................................       126.6              133.7
                                                                                              --------           --------

Expenses:
     Insurance policy benefits............................................................       130.0               84.3
     Amortization related to operations...................................................         5.7                3.5
     Other operating costs and expenses...................................................        21.8               21.9
                                                                                              --------           --------

         Total expenses...................................................................       157.5              109.7
                                                                                              --------           --------

         Income (loss) before net realized investment gains (losses) and income taxes.....       (30.9)              24.0

     Net realized investment gains (losses)...............................................         (.2)               3.0
                                                                                              --------           --------

         Income (loss) before income taxes................................................    $  (31.1)          $   27.0
                                                                                              ========           ========

Health benefit ratios:
       Insurance policy benefits..........................................................    $  130.0           $   84.3
       Benefit ratio (a)..................................................................      163.5%              94.8%
       Interest-adjusted benefit ratio (b)................................................      105.3%              45.1%

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $46.2 million and $44.2 million in the three months ended March 31, 2007 and 2006, respectively.

     Total premium collections were $81.2 million in the first quarter of 2007, down 8.1 percent from 2006. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $47.0 million in the first quarter of 2007, up 5.1 percent from 2006. The average balance of general account invested assets was $3.1 billion in both the first quarters of 2007 and 2006. The average yield on these assets was 5.98 percent and 5.85 percent in the first quarters of 2007 and 2006, respectively. The increase in yield is primarily due to the purchase of higher yielding fixed maturity investments in recent periods.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     The benefit ratio on our Other Business in Run-off segment was 163.5 percent and 94.8 percent in the first three months of 2007 and 2006, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits in the first three months of 2007 and 2006, reflected reserve deficiencies from prior years of $33.9 million and $8.8 million, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 120.9 percent and 84.9 percent in the first three months of 2007 and 2006, respectively. These ratios reflect the higher level of incurred claims experienced in these periods resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 105.3 percent and 45.1 percent in the first three months of 2007 and 2006, respectively.

     This segment includes long-term care insurance inforce, which was primarily issued through independent agents by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In particular, we have experienced adverse developments on home health care policies issued in certain areas of Florida and other states. In addition, there has been an increase in the incidence and duration of claims in recent periods. This adverse experience is reflected in the higher insurance policy benefits experienced in 2006 and 2007.

     In addition, we experienced increases in our reserves for future benefits due primarily to higher than expected persistency in this block of business. A small variance in persistency can have a significant impact on our earnings as reserves accumulated over the life of a policy are released when coverage terminates. The effect of changes in persistency will vary based on the mix of business that persists. For example, if policies with higher reserves are persisting and policies with lower reserves are lapsing, our earnings could be adversely affected. We estimate that our income before income taxes would be adversely affected by approximately $10 million in any period that persistency is 40 basis points higher than our original assumptions and such variance is spread evenly over the mix of business in this block. We also estimate that persistency, which is 40 basis points lower than our assumptions, would favorably affect earnings by a similar amount. The average persistency rate, excluding policies subject to the Florida Order, was 93.0 percent and 91.6 percent in the first three

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

months of 2007 and 2006, respectively. In addition, our assumed persistency rate in the first quarter of 2007 was lower than the assumed persistency rate in the first quarter of 2006 by approximately .3 to .5 percent due to aging of the inforce. If actual persistency rates continue to be higher than our assumed rates, this will have an adverse effect on income in this segment.

     During the first quarter of 2007, we recorded a pre-tax adjustment that increased insurance policy benefits for a long-term care block of business written by Transport Life Insurance Company and acquired by our Predecessor by approximately $22 million. We estimate the claim reserves for this block of business using an aggregate loss development method, which uses historical payment patterns to project ultimate losses for all the claims in a given incurral period. This method is used to estimate approximately $290 million, or 35 percent, of the claim reserves for the long-term care business in this segment. The remaining 65 percent of claim reserves in this segment are calculated using a seriatim methodology, which uses individual claim characteristics to calculate a reserve for each open claim.

     The dollar amount of claims paid in the first quarter of 2007 that related to earlier incurral periods was greater than expected based on claim reserves established at December 31, 2006. In addition, our previous claim estimates were deficient for this block of business. We conducted a study in an effort to determine the cause of the deficiency and to improve our estimates of claim reserves. We found that claims on policies with inflation and lifetime benefits had increased significantly in recent periods. Since the average claim payout period associated with policies with these benefits will be higher than similar policies without such benefits, a shift in the mix of claimants can have a significant impact on incurred claims that will not be immediately reflected using a completion factor methodology. We improved our methodologies to address this and other limitations of using an aggregate loss development methodology, which resulted in the pre-tax adjustment described above.

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

     We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. We have filed, or plan to file, approximately 350 requests for rate increases on various long-term care products in this segment as we believe the existing rates are too low. In many instances, we are requesting three years of consecutive rate increases. We estimate that our revenue could ultimately increase by approximately $35 million per year as a result of the first round of rate increases, if the rate increases are approved and the policyholders accept the increases as we expect (some policyholders will choose to reduce benefits (and therefore their premiums) and others will choose to allow their policies to lapse). The impact of the second and third year rate increases will be somewhat smaller as the block continues to run off. To date, we have received approvals and implemented rate increases equivalent to approximately 59 percent of our $35 million estimate. The effects of the approved rate increases are expected to be realized over the next year, as we are only able to increase rates on a policy's anniversary date. The remaining first round rate increase filings are expected to be filed and approved over the next 12 months, and the full effect of the first year of rate increases will take approximately two years to be fully realized. The full effect of all three years of rate increases will take as long as five years to be fully realized. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for rate increases currently pending or for the additional rate increases we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to establish a premium deficiency reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The orders also require Conseco Senior and Washington National to pursue a similar course of action with respect to approximately 24,000 home health care policies in other states, subject to such action being justified based on the experience of the business and approval by the other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in those states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

     Amortization related to operations includes amortization of insurance acquisition costs.

     Other operating costs and expenses were $21.8 million in the first quarter of 2007, comparable with the same period in 2006. Other operating costs and expenses include commission expense of $8.3 million and $9.8 million in the first quarters of 2007 and 2006, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first three months of 2007 we recognized net realized investment losses of $.2 million from the sales of investments (primarily fixed maturities). During the first three months of 2006, net realized investment gains included $3.1 million of net gains from the sales of investments (primarily fixed maturities), net of $.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first quarter of 2007.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate Operations (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Corporate operations:
    Interest expense on corporate debt..................................................        $(16.1)           $(12.4)
    Net investment income ..............................................................           1.1               1.0
    Fee revenue and other income........................................................           2.1               2.7
    Net operating results of variable interest entity...................................           2.4                .7
    Costs related to the proposed litigation settlement.................................          (6.5)             (8.9)
    Other operating costs and expenses..................................................         (13.8)             (9.1)
                                                                                                ------            ------

      Loss before income taxes..........................................................        $(30.8)           $(26.0)
                                                                                                ======            ======

     Interest expense on corporate debt was impacted by the amendment of the Company's credit facility in October 2006. Our average corporate debt outstanding was $1,003.3 million and $854.1 million during the first quarters of 2007 and 2006, respectively. The average interest rate on our debt was 6.1 percent and 5.3 percent during the first quarters of 2007 and 2006, respectively.

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

     Costs related to the proposed litigation settlement include legal and other costs incurred by the Corporate Operations segment to defend the non-insurance company allegations made in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The Company announced on August 1, 2006, that it has reached a proposed settlement of this case. Refer to the captions entitled: (i) "Costs related to the proposed litigation settlement" included in the results of operations section for the Conseco Insurance Group segment; and (ii) "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings" for further information related to this case.

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from A.M. Best, S&P and Moody's are "B++ (Very Good)", "BB+" and "Baa3", respectively. The current financial strength ratings of Conseco Senior from A.M. Best, S&P and Moody's are "B- (Fair)", "CCC" and "Caa1", respectively. On April 13, 2007, A.M. Best affirmed the financial strength ratings of our primary insurance subsidiaries (except Conseco Senior which was downgraded to "B-" from "B") and changed their outlook on our primary insurance subsidiaries to stable from positive. For a description of these ratings and additional information on our ratings, see "Liquidity for Insurance Operations."

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2007            2006
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).............................................................    $ 85.4         $ 62.9
                                                                                                 ------         ------

     Other fixed (first-year)................................................................     126.0          169.6
     Other fixed (renewal)...................................................................        .8             .9
                                                                                                 ------         ------
       Subtotal - other fixed annuities......................................................     126.8          170.5
                                                                                                 ------         ------

       Total annuities.......................................................................     212.2          233.4
                                                                                                 ------         ------

   Supplemental health:
     Medicare supplement (first-year)........................................................      33.7           24.8
     Medicare supplement (renewal)...........................................................     144.8          143.7
                                                                                                 ------         ------
       Subtotal - Medicare supplement........................................................     178.5          168.5
                                                                                                 ------         ------
     Long-term care (first-year).............................................................      11.6           14.2
     Long-term care (renewal)................................................................     146.6          131.5
                                                                                                 ------         ------
       Subtotal - long-term care.............................................................     158.2          145.7
                                                                                                 ------         ------
     Other health (first-year)...............................................................      11.8            6.3
     Other health (renewal)..................................................................      24.9            2.4
                                                                                                 ------         ------
       Subtotal - other health...............................................................      36.7            8.7
                                                                                                 ------         ------

       Total supplemental health.............................................................     373.4          322.9
                                                                                                 ------         ------

   Life insurance:
     First-year..............................................................................      21.4           20.7
     Renewal.................................................................................      26.7           22.5
                                                                                                 ------         ------

       Total life insurance..................................................................      48.1           43.2
                                                                                                 ------         ------

Collections on insurance products:

     Total first-year premium collections on insurance products..............................     289.9          298.5
     Total renewal premium collections on insurance products.................................     343.8          301.0
                                                                                                 ------         ------

       Total collections on insurance products...............................................    $633.7         $599.5
                                                                                                 ======         ======

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment decreased 9.1 percent, to $212.2 million, in the first quarter of 2007 as compared to the same period in 2006. Premium collections from our equity-indexed products were favorably impacted in 2007 by the general stock market performance in recent periods which has made these products attractive to certain customers. The increase in short-term interest rates in recent periods resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive.

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased 5.9 percent, to $178.5 million, in the first quarter of 2007 as compared to the same period in 2006. First year premiums collected in the first quarter of 2007 include $11.5 million related to the PFFS quota-share reinsurance agreement with Coventry.

     Premiums collected on Bankers Life's long-term care policies increased 8.6 percent, to $158.2 million, in the first quarter of 2007 compared to the same period in 2006 primarily due to higher premiums associated with the policies that were impacted by the rate increases which became effective in 2006.

     Other health products in the first three months of 2007 include $11.6 million and $22.6 million of first-year premiums and renewal premiums collected, respectively, pursuant to the PDP quota-share reinsurance agreement with Coventry. Other health products in the first three months of 2006 include $6.0 million of first-year premiums collected pursuant to the PDP quota-share reinsurance agreement with Coventry. These agreements are described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry". The remaining collected premiums relate to other health products which we no longer actively market.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment increased 11 percent, to $48.1 million, in the first quarter of 2007, compared to the same period in 2006, due to an increased focus on life products.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2007            2006
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)........................................................        $106.9          $ 20.7
     Equity-indexed (renewal)...........................................................           2.1             2.4
                                                                                                ------          ------
       Subtotal - equity-indexed annuities..............................................         109.0            23.1
                                                                                                ------          ------
     Other fixed (first-year)...........................................................           9.4            10.9
     Other fixed (renewal)..............................................................           1.7             2.2
                                                                                                ------          ------
       Subtotal - other fixed annuities.................................................          11.1            13.1
                                                                                                ------          ------

       Total annuities..................................................................         120.1            36.2
                                                                                                ------          ------

   Supplemental health:
     Medicare supplement (first-year)...................................................           6.6             8.3
     Medicare supplement (renewal)......................................................          53.2            57.6
                                                                                                ------          ------
       Subtotal - Medicare supplement...................................................          59.8            65.9
                                                                                                ------          ------
     Specified disease (first-year).....................................................           7.3             7.2
     Specified disease (renewal)........................................................          84.8            84.2
                                                                                                ------          ------
       Subtotal - specified disease.....................................................          92.1            91.4
                                                                                                ------          ------
     Other health (renewal).............................................................           2.3             2.3
                                                                                                ------          ------

       Total supplemental health........................................................         154.2           159.6
                                                                                                ------          ------

   Life insurance:
     First-year.........................................................................           1.2             1.7
     Renewal............................................................................          76.0            82.4
                                                                                                ------          ------

       Total life insurance.............................................................          77.2            84.1
                                                                                                ------          ------

Collections on insurance products:

     Total first-year premium collections on insurance products.........................         131.4            48.8
     Total renewal premium collections on insurance products............................         220.1           231.1
                                                                                                ------          ------

       Total collections on insurance products..........................................        $351.5          $279.9
                                                                                                ======          ======

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment increased 232 percent, to $120.1 million, in the first quarter of 2007, compared to the same period in 2006, due to an increase in sales of equity-indexed annuities.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for this product increased 372 percent, to $109.0 million, in the first quarter of 2007 over the same period in 2006 due to the recent introduction of several new products distributed through our new national partners. In addition, these products have become relatively attractive due to general stock market conditions in recent periods.

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Annuity premiums on these products decreased 15 percent, to $11.1 million, in the first quarter of 2007, compared to the same period in 2006, primarily due to a decrease in new sales.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 9.3 percent, to $59.8 million, in the first quarter of 2007 as compared to the same period in 2006. We have experienced higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products in the first quarter of 2007 were comparable to the same period in 2006.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 8.2 percent, to $77.2 million, in the first quarter of 2007 compared to the same period in 2006.

Colonial Penn (dollars in millions)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2007            2006
                                                                                                 ----            ----
Premiums collected by product:

Life insurance:
     First-year...........................................................................      $ 6.7           $ 5.5
     Renewal..............................................................................       20.0            17.9
                                                                                                -----           -----

       Total life insurance...............................................................       26.7            23.4
                                                                                                -----           -----

Supplemental health:
     Medicare supplement (renewal)........................................................        2.3             2.7
     Other health (renewal)...............................................................         .3              .3
                                                                                                -----           -----

       Total supplemental health..........................................................        2.6             3.0
                                                                                                -----           -----


Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................................................        6.7             5.5
     Total renewal premium collections on insurance
       products...........................................................................       22.6            20.9
                                                                                                -----           -----

       Total collections on insurance products............................................      $29.3           $26.4
                                                                                                =====           =====

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased by 14 percent, to $26.7 million, in the first quarter of 2007 compared to the same period in 2006. Collected premiums have been impacted by increased advertising. Graded benefit life products sold through our direct response marketing channel accounted for $25.4 million of our total collected premiums in the first quarter of 2007, compared to $22.1 million in the first quarter of 2006.

     Supplemental health products include Medicare supplement and other insurance products. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we no longer actively market these products through this segment.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2007            2006
                                                                                                 ----            ----
Premiums collected by product:

   Long-term care (renewal)..............................................................        $80.6           $87.3

   Major medical (renewal)...............................................................           .6             1.1
                                                                                                 -----           -----

     Total renewal premium collections on insurance products.............................        $81.2           $88.4
                                                                                                 =====           =====

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 7.7 percent, to $80.6 million, in the first quarter of 2007 compared to the same period in 2006. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases. See "Results of Operations - Other Business in Run-off" for additional discussion related to orders issued by the Florida Office of Insurance Regulation regarding certain blocks of our long-term care business.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2007 and December 31, 2006, primarily reflect: (i) our net income for the three months ended March 31, 2007; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2007, we decreased the carrying value of such investments by $65.3 million as a result of this fair value adjustment.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our capital structure as of March 31, 2007, and December 31, 2006, was as follows (dollars in millions):

                                                                              March 31,      December 31,
                                                                                2007             2006
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $  999.3         $1,000.8

    Shareholders' equity:
       Preferred stock.....................................................      667.8            667.8
       Common stock........................................................        1.5              1.5
       Additional paid-in capital..........................................    3,455.1          3,473.2
       Accumulated other comprehensive loss................................      (41.8)           (72.6)
       Retained earnings...................................................      641.4            643.2
                                                                              --------         --------

          Total shareholders' equity.......................................    4,724.0          4,713.1
                                                                              --------         --------

          Total capital....................................................   $5,723.3         $5,713.9
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006:

                                                                                                 March 31,     December 31,
                                                                                                   2007            2006
                                                                                                   ----            ----
Book value per common share...................................................................    $26.89          $26.58
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     27.17           27.06

Ratio of earnings to fixed charges............................................................     1.12x           1.30x

Ratio of earnings to fixed charges and preferred dividends....................................     1.01x           1.16x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       17%             18%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       17%             17%
   Corporate debt and preferred stock to total capital........................................       29%             29%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (loss) (a)..........................................................       29%             29%

--------------------
(a) This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income (loss) has been excluded from the value of capital used to determine this measure. Management believes this non-GAAP measure is useful because it removes the volatility that arises from changes in accumulated other comprehensive income (loss). Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. However, this measure does not replace the corresponding GAAP measure.

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

     The Company announced on August 1, 2006, that it has reached a proposed settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The settlement is subject to a court fairness hearing and other conditions. Based on our estimates of the ultimate cash payments required to implement the proposed settlement, we believe there are adequate sources of liquidity to satisfy such requirements. Such estimates are subject to significant judgment, including the form of policy benefit enhancement chosen by the inforce policyholders. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings".

     In the first quarter of 2007, Conseco Life became a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life intends to use these advances to earn incremental income and as a source of liquidity for its operations. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of advances. At March 31, 2007, the carrying value of the FHLBI common stock was $10.0 million. Advances totaled $200.0 million in the first quarter of 2007 and the proceeds were used to purchase primarily investment-grade fixed maturity securities. Each fixed rate security is matched with an interest rate swap, which converts the security from a fixed rate to a floating rate basis. The Advances are classified as investment borrowings in the accompanying consolidated balance sheet. The Advances mature in the first quarter of 2012 and bear interest, payable monthly, based on the three month LIBOR rate less .01 percent. The weighted average interest rate was 5.35 percent at March 31, 2007. The Advances are collateralized by investments with an estimated fair value of $251.2 million at March 31, 2007, which are maintained in a custodial account for the benefit of the FHLBI.

     On April 13, 2007, A.M. Best affirmed the financial strength rating of "B++ (Very Good)" of our primary insurance subsidiaries, except Conseco Senior, whose "B (Fair)" rating was downgraded to "B- (Fair)". A.M. Best also revised the outlook for the ratings of our primary insurance subsidiaries to stable from positive, except for Conseco Senior, whose outlook of stable was affirmed. A.M. Best stated that the revised outlook reflects that the Company's recently reported results failed to satisfy the metrics previously outlined by A.M. Best and the rating assigned to Conseco Senior reflects the volatile operating results experienced by Conseco Senior.

     The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "B-" rating is assigned to companies which have a fair ability in A.M. Best's opinion to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B++" rating and the "B-" rating from A.M. Best are the fifth and eighth highest, respectively, of sixteen possible ratings.

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

     The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from Moody's are "Baa3" and Conseco Senior's rating is "Caal". On April 3, 2007, Moody's affirmed the financial strength ratings of our core

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

insurance subsidiaries and Conseco Senior and revised its outlook on all our insurance subsidiaries to stable from positive. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are considered "vulnerable" and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Baa3" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Baa3" rating and the "Caa1" rating from Moody's are the tenth and seventeenth highest, respectively, of twenty-one possible ratings.

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, as such insurance subsidiaries have incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a proposed litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves and an increase in initial claims during 2006 related to long-term care policies. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life due to the causes of our statutory losses and the actions being undertaken by the Company.

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

     Liquidity of the Holding Companies

     At March 31, 2007, Conseco Inc. and CDOC held unrestricted cash of $32.4 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made capital contributions totaling $50.0 million to our top tier insurance subsidiary in the first quarter of 2007.

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

     During the first three months of 2007, we made scheduled principal payments totaling $1.7 million on our Second Amended Credit Facility. The scheduled repayment of our Second Amended Credit Facility is as follows (dollars in millions):

            Remainder of 2007.............................    $  5.1
            2008..........................................       6.7
            2009..........................................       6.8
            2010..........................................       6.7
            2011..........................................       6.8
            2012..........................................       6.7
            2013..........................................     632.8
                                                              ------

                                                              $671.6
                                                              ======

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at March 31, 2007. The Company pays a commitment fee equal to ..50 percent of the unused portion of the revolving credit facility on an annualized basis.

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

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $150.0 million over the term of the facility (compared to a limitation of $50.0 million under our previous amended credit facility). As further discussed in the note to the consolidated financial statements

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

entitled "Changes in Common Stock", we repurchased 1.5 million shares of our common stock for $29.6 million in the first three months of 2007.

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

     INVESTMENTS

     At March 31, 2007, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                         Gross         Gross      Estimated
                                                                           Amortized   unrealized    unrealized      fair
                                                                             cost        gains        losses        value
                                                                             ----        -----        ------        -----
Investment grade:
   Corporate securities................................................   $13,516.2      $137.0      $(177.1)    $13,476.1
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,363.0        17.0        (12.3)      1,367.7
   States and political subdivisions...................................       639.1         4.9         (9.8)        634.2
   Debt securities issued by foreign governments.......................       114.5         3.9          -           118.4
   Structured securities ..............................................     5,918.8        14.1        (48.6)      5,884.3
Below-investment grade (primarily corporate securities)................     1,705.3        22.3        (25.5)      1,702.1
                                                                          ---------      ------      -------     ---------

   Total actively managed fixed maturities.............................   $23,256.9      $199.2      $(273.3)    $23,182.8
                                                                          =========      ======      =======     =========

Equity securities......................................................       $28.5        $1.3         $(.1)        $29.7
                                                                              =====        ====         ====         =====

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of March 31, 2007 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 5,902.7           25.5%
   Manufacturing........................................................................        3,206.9           13.8
   Bank and finance.....................................................................        2,149.2            9.3
   Services.............................................................................        1,765.9            7.6
   Utilities............................................................................        1,710.7            7.4
   U.S. Government......................................................................        1,367.7            5.9
   Communications.......................................................................        1,101.7            4.8
   Holding and other investment offices.................................................        1,067.7            4.6
   Agriculture, forestry and mining.....................................................          907.9            3.9
   Retail and wholesale.................................................................          778.3            3.4
   Transportation.......................................................................          698.1            3.0
   States and political subdivisions....................................................          634.2            2.7
   Asset-backed securities..............................................................          606.5            2.6
   Other................................................................................        1,285.3            5.5
                                                                                              ---------          -----

      Total actively managed fixed maturities...........................................      $23,182.8          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At March 31, 2007, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,705.3 million, or 7.3 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,702.1 million, or 100 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $476.9 million and an estimated fair value of $477.6 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company. At March 31, 2007, our total investment in the VIE was $48.8 million, and $47.0 million of such investment was rated BBB.

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

     Net Realized Investment Gains (Losses)

     During the first three months of 2007, we recognized net realized investment losses of $10.7 million from the sales of investments (primarily fixed maturities) with proceeds of $1.8 billion, and $24.2 million of writedowns of investments as a result of our intent not to hold impaired investments for a period of time sufficient to allow for any anticipated recovery. The writedown of such investments was the result of entering into a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Subsequent Event". During the first three months of 2006, we recognized net realized investment losses of $3.1 million, which were comprised of $.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.9 billion, net of $3.5 million of writedowns of investments for other than

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

temporary declines in fair value. At March 31, 2007, investments in default as to the payment of principal or interest had both an aggregate amortized cost and carrying value of $1.8 million.

     During the three months ended March 31, 2007, we sold $1.0 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $25.8 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2007, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
Due in one year or less.................................................................     $   117.6      $   116.9
Due after one year through five years...................................................         885.9          876.0
Due after five years through ten years..................................................       3,164.7        3,111.1
Due after ten years.....................................................................       4,898.4        4,737.9
                                                                                             ---------      ---------

   Subtotal.............................................................................       9,066.6        8,841.9

Structured securities...................................................................       3,726.9        3,678.3
                                                                                             ---------      ---------

   Total................................................................................     $12,793.5      $12,520.2
                                                                                             =========      =========

     At March 31, 2007, we held no investments in our fixed maturity portfolio which were rated below-investment grade and had unrealized loss positions exceeding 20 percent of their cost basis.

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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2007 (dollars in millions):

                                          Less than 12 months        12 months or greater              Total
                                        -----------------------     ----------------------    ----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $   80.7      $  (.6)    $  972.8      $ (11.7)     $ 1,053.5      $ (12.3)

     States and political subdivisions.      153.7        (1.8)       219.1         (8.0)         372.8         (9.8)

     Debt securities issued by
        foreign governments............       11.1         (.1)         3.7          (.1)          14.8          (.2)

     Corporate securities..............    3,854.7       (71.8)     3,546.1       (130.6)       7,400.8       (202.4)

     Structured securities.............    1,259.2        (7.4)     2,419.1        (41.2)       3,678.3        (48.6)
                                          --------      ------     --------      -------      ---------      -------

     Total actively managed
        fixed maturities...............   $5,359.4      $(81.7)    $7,160.8      $(191.6)     $12,520.2      $(273.3)
                                          ========      ======     ========      =======      =========      =======

     Equity securities.................        $.4        $(.1)       $  -         $  -             $.4         $(.1)
                                               ===        ====        =====        =====            ===         ====

     Based on management's current assessment of investments with unrealized losses at March 31, 2007, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

     Structured Securities

     At March 31, 2007, fixed maturity investments included $5.9 billion of structured securities (or 25 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying loans. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying mortgages prepay faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying mortgages prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the structured

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

securities increase, which decreases the yield on structured securities purchased at a discount because the discount is realized as income at a slower rate, and it increases the yield on those purchased at a premium because of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2007 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  171.1      $  171.0    $  169.5
4 percent - 5 percent...............................................................      878.9         847.5       842.1
5 percent - 6 percent...............................................................    4,000.6       3,944.5     3,913.9
6 percent - 7 percent...............................................................      833.4         837.1       839.1
7 percent - 8 percent...............................................................      108.1         110.9       111.2
8 percent and above.................................................................       25.4          26.0        26.9
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $6,017.5      $5,937.0    $5,902.7
                                                                                       ========      ========    ========

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $18.2 million and $18.4 million, respectively.

     The amortized cost and estimated fair value of structured securities at March 31, 2007, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                              ----------------------
                                                                                                             Percent
                                                                             Amortized                       of fixed
Type                                                                            cost           Amount       maturities
----                                                                            ----           ------       ----------
Pass-throughs and sequential and targeted amortization classes............    $3,741.3        $3,717.5            16%
Planned amortization class and accretion-directed bonds...................       936.0           930.3             4
Commercial mortgage-backed securities.....................................     1,219.5         1,214.5             5
Other.....................................................................        40.2            40.4             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $5,937.0        $5,902.7            25%
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

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At both March 31, 2007 and December 31, 2006, our total investment in Fall Creek was $48.8 million. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                               March 31,     December 31,
                                                                                                 2007            2006
                                                                                                 ----            ----
       Assets:
          Actively managed fixed maturities..................................................   $483.7          $454.5
          Cash and cash equivalents - restricted.............................................     11.4            15.7
          Accrued investment income..........................................................      4.0             3.9
          Other assets.......................................................................      7.4             7.5
                                                                                                ------          ------

              Total assets...................................................................   $506.5          $481.6
                                                                                                ======          ======

       Liabilities:
          Other liabilities..................................................................   $ 18.0          $ 26.8
          Investment borrowings due to others................................................    431.2           401.7
          Investment borrowings due to the Company...........................................     47.0            47.0
                                                                                                ------          ------

              Total liabilities..............................................................    496.2           475.5
                                                                                                ------          ------

       Equity:
          Capital provided by the Company....................................................      1.8             1.8
          Capital provided by others.........................................................      4.5             4.7
          Accumulated other comprehensive income (loss)......................................       .8            (2.1)
          Retained earnings..................................................................      3.2             1.7
                                                                                                ------          ------

              Total equity...................................................................     10.3             6.1
                                                                                                ------          ------

              Total liabilities and equity...................................................   $506.5          $481.6
                                                                                                ======          ======

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2007            2006
                                                                                                 ----            ----
       Revenues:
          Net investment income - deposit accounts...........................................     $8.9            $4.5
          Fee revenue and other income.......................................................      -               -
                                                                                                  ----            ----

              Total revenues.................................................................      8.9             4.5
                                                                                                  ----            ----

       Expenses:
          Interest expense...................................................................      6.4             3.8
          Other operating expenses...........................................................       .1             -
                                                                                                  ----            ----

              Total expenses.................................................................      6.5             3.8
                                                                                                  ----            ----

              Income before income taxes.....................................................     $2.4            $ .7
                                                                                                  ====            ====

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the first three months of 2007 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2006, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, Conseco's disclosure controls and procedures were not effective.

     As disclosed in our 2006 Annual Report on Form 10-K, we did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for insurance products. We identified a material weakness in internal control over the actuarial reporting process related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Bankers Life segment, Conseco Insurance Group segment, and Other Business in Run-off segment. This material weakness resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007.

     A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the Company's interim or annual financial statements will not be prevented or detected.

     The Company is actively engaged in the implementation of remediation efforts to address the material weakness in internal control over financial reporting. These remediation efforts are outlined in our 2006 Annual Report on Form 10-K and further remediation developments will be described in future filings with the SEC. The material weakness will not be fully remediated until, in the opinion of the Company's management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions. Although we did not implement any significant new systems in the first three months of 2007, we expect to implement additional system conversions in the future that we believe will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion of such risk factors. There have been no material changes in the first three months of 2007 to such risks.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                      Issuer Purchases of Equity Securities

                                                                       Total number of            Maximum number (or
                                                                      shares (or units)        approximate dollar value)
                              Total             Average price         purchased as part        of shares (or units) that
                        number of shares       paid per share       of publicly announced        may yet be purchased
      Period               (or units)             (or unit)           plans or programs     under the plans or programs(a)
      ------               ----------             ---------           -----------------     ---------------------------
                                                                                                 (dollars in millions)
January 1 through
    January 31........       1,242,544              $19.87                1,242,544                       $325.3

February 1 through
    February 28.......             -                  -                         -                          325.3

March 1 through
    March 31..........         290,000               17.03                1,532,544                        320.4
                             ---------

Total.................       1,532,544               19.33                1,532,544                        320.4
                             =========

---------------
(a) On December 21, 2006, the Company announced a common share repurchase program of up to $150 million. On May 8, 2007, the Company announced that the maximum amount that was authorized under the common share repurchase program had been increased to $350 million.

                        CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 5.  OTHER INFORMATION.

     On May 9, 2007, Eugene M. Bullis, the Company's retiring Chief Financial Officer, agreed to remain with the Company through June 30, 2007 to provide transition assistance and such other related services as the Company requests. He will continue to receive his current salary, insurance and other benefits during that period. The Company's Human Resources and Compensation Committee also agreed to pay Mr. Bullis a bonus of $300,000 on June 30, 2007 for his services to the Company during 2007.

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



                                            CONSECO, INC.

Dated:  May 9, 2007                         By: /s/ Eugene M. Bullis
                                                --------------------
                                                Eugene M. Bullis
                                                Executive Vice President
                                                   and Chief Financial Officer
                                                (authorized officer and
                                                principal financial officer)