Form 10-Q
period 2007-09-30
CONSECO INC
filed 2007-11-08
CIK 1224608

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

                For the quarterly period ended September 30, 2007

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



     Shares of common stock outstanding as of October 26, 2007: 186,356,981

================================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006..............................    3
           Consolidated Statement of Operations for the three and nine months ended
              September 30, 2007 and 2006.........................................................................    5
           Consolidated Statement of Shareholders' Equity for the nine months ended
              September 30, 2007 and 2006.........................................................................    6
           Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006.............    7
           Notes to Consolidated Financial Statements.............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   31
            Overview .............................................................................................   32
            Critical Accounting Policies .........................................................................   33
            Results of Operations.................................................................................   36
            Premium Collections...................................................................................   56
            Liquidity and Capital Resources.......................................................................   61
            Investments...........................................................................................   67
            Investment in Variable Interest Entity................................................................   73
            New Accounting Standards .............................................................................   74

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   74

Item 4.     Controls and Procedures...............................................................................   74

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ....................................................................................   76

Item 1A.    Risk Factors..........................................................................................   76

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...........................................   76

Item 5.     Other Information.....................................................................................   76

Item 6.     Exhibits .............................................................................................   77


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                            September 30,      December 31,
                                                                                                2007               2006
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     September 30, 2007 - $21,073.6; December 31, 2006 - $22,946.9).......................    $20,511.7         $22,802.9
   Investments to be transferred pursuant to an annuity coinsurance transaction at
     fair value (amortized cost:  September 30, 2007 - $2,564.1)..........................      2,564.1               -
   Equity securities at fair value (cost: September 30, 2007 - $34.3;
     December 31, 2006 - $23.9)...........................................................         35.5              24.8
   Mortgage loans.........................................................................      1,914.3           1,642.2
   Policy loans...........................................................................        389.5             412.5
   Trading securities.....................................................................        691.2             675.2
   Other invested assets .................................................................        180.5             178.8
                                                                                              ---------         ---------

       Total investments..................................................................     26,286.8          25,736.4

Cash and cash equivalents:
   Unrestricted...........................................................................        392.3             385.9
   Restricted.............................................................................         25.8              24.0
Accrued investment income.................................................................        346.3             344.5
Value of policies inforce at the Effective Date...........................................      1,740.2           2,137.2
Cost of policies produced.................................................................      1,359.4           1,106.7
Reinsurance receivables...................................................................      3,666.2             850.8
Income tax assets, net....................................................................      1,992.3           1,786.9
Assets held in separate accounts..........................................................         28.3              28.9
Other assets..............................................................................        324.0             316.0
                                                                                              ---------         ---------

       Total assets.......................................................................    $36,161.6         $32,717.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             September 30,     December 31,
                                                                                                 2007              2006
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $13,214.0       $13,018.0
     Traditional products...................................................................     12,445.1        12,094.1
     Claims payable and other policyholder funds............................................        901.4           832.3
     Liabilities related to separate accounts...............................................         28.3            28.9
   Other liabilities........................................................................        595.6           611.8
   Liability for assets to be transferred pursuant to an annuity coinsurance transaction....      2,564.1             -
   Investment borrowings....................................................................        913.7           418.3
   Notes payable - direct corporate obligations.............................................      1,195.7         1,000.8
                                                                                                ---------       ---------

         Total liabilities..................................................................     31,857.9        28,004.2
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock..........................................................................          -             667.8
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: September 30, 2007 - 186,345,515; December 31, 2006 - 152,165,108)....          1.9             1.5
   Additional paid-in capital...............................................................      4,094.6         3,473.2
   Accumulated other comprehensive loss.....................................................       (316.0)          (72.6)
   Retained earnings........................................................................        523.2           643.2
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      4,303.7         4,713.1
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $36,161.6       $32,717.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------         -----------------------
                                                                    2007           2006         2007               2006
                                                                    ----           ----         ----               ----
Revenues:
   Insurance policy income.................................       $  822.0      $  748.5      $2,352.6           $2,242.9
   Net investment income:
     General account assets................................          392.6         360.6       1,152.7            1,069.2
     Policyholder and reinsurer accounts and other
       special-purpose portfolios..........................            3.2          26.2          50.4               26.6
   Net realized investment losses..........................          (51.1)        (21.8)       (114.3)             (28.6)
   Fee revenue and other income............................            8.5           4.8          17.5               14.0
                                                                  --------      --------      --------           --------

       Total revenues......................................        1,175.2       1,118.3       3,458.9            3,324.1
                                                                  --------      --------      --------           --------

Benefits and expenses:
   Insurance policy benefits...............................          888.8         772.6       2,621.0            2,204.6
   Interest expense........................................           33.3          17.8          84.8               51.3
   Amortization............................................           93.3         104.2         325.8              320.4
   Costs related to a litigation settlement................           16.4           -            64.4              174.7
   Loss related to an annuity coinsurance transaction......           76.5           -            76.5                -
   Other operating costs and expenses......................          153.7         147.0         449.7              430.2
                                                                  --------      --------      --------           --------

       Total benefits and expenses.........................        1,262.0       1,041.6       3,622.2            3,181.2
                                                                  --------      --------      --------           --------

       Income (loss) before income taxes...................          (86.8)         76.7        (163.3)             142.9

Income tax expense (benefit) on period income..............          (33.1)         28.3         (60.1)              52.2
                                                                  --------      --------      --------           --------

       Net income (loss)...................................          (53.7)         48.4        (103.2)              90.7

Preferred stock dividends..................................            -             9.5          14.1               28.5
                                                                  --------      --------      --------           --------

       Net income (loss) applicable to common stock........       $  (53.7)     $   38.9      $ (117.3)          $   62.2
                                                                  ========      ========      ========           ========

Earnings per common share:
   Basic:
     Weighted average shares outstanding...................    187,733,000   151,663,000   169,270,000        151,566,000
                                                               ===========   ===========   ===========        ===========

     Net income (loss).....................................          $(.29)         $.26         $(.69)              $.41
                                                                     =====          ====         =====               ====

   Diluted:
     Weighted average shares outstanding...................    187,733,000   152,529,000   169,270,000        152,547,000
                                                               ===========   ===========   ===========        ===========

     Net income (loss).....................................          $(.29)         $.26         $(.69)              $.41
                                                                     =====          ====         =====               ====







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock    Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, January 1, 2007.............................    $4,713.1    $ 667.8      $3,474.7          $ (72.6)      $ 643.2

   Comprehensive loss, net of tax:
     Net loss........................................      (103.2)       -             -                -          (103.2)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $136.1)............................      (243.9)       -             -             (243.9)          -
                                                         --------

         Total comprehensive loss....................      (347.1)

   Cost of shares acquired...........................       (64.3)       -           (64.3)             -             -
   Stock option and restricted stock plans...........        12.3        -            12.3              -             -
   Change in unrecognized net loss related to
     deferred compensation plan (net of applicable
     income tax expense of $.2 million)..............          .5        -             -                 .5           -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date in conjunction with adoption of FIN 48.....         6.0        -             6.0              -             -
   Cumulative effect of accounting change............        (2.7)       -             -                -            (2.7)
   Conversion of preferred stock into common shares..         -       (667.8)        667.8              -             -
   Dividends on preferred stock......................       (14.1)       -             -                -           (14.1)
                                                         --------    -------      --------          -------       -------

Balance, September 30, 2007..........................    $4,303.7    $   -        $4,096.5          $(316.0)      $ 523.2
                                                         ========    =======      ========          =======       =======


Balance, January 1, 2006.............................    $4,519.8    $ 667.8      $3,195.6          $  71.7       $ 584.7

   Comprehensive loss, net of tax:
     Net income......................................        90.7        -             -                -            90.7
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $80.5).............................      (143.5)       -             -             (143.5)          -
                                                         --------

         Total comprehensive loss....................       (52.8)

   Reduction of deferred income tax valuation
     allowance.......................................       260.0        -           260.0              -             -
   Stock option and restricted stock plans...........        12.1        -            12.1              -             -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date............................................         2.1        -             2.1              -             -
   Dividends on preferred stock......................       (28.5)       -             -                -           (28.5)
                                                         --------    -------      --------          -------       -------

Balance, September 30, 2006..........................    $4,712.7    $ 667.8      $3,469.8          $ (71.8)      $ 646.9
                                                         ========    =======      ========          =======       =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                    Nine months ended
                                                                                                       September 30,
                                                                                                 ----------------------
                                                                                                 2007              2006
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $ 2,088.9          $ 1,975.4
   Net investment income.................................................................      1,206.8            1,109.7
   Fee revenue and other income..........................................................         17.5               14.0
   Net sales (purchases) of trading securities...........................................       (135.5)              28.3
   Insurance policy benefits.............................................................     (1,682.7)          (1,662.1)
   Interest expense......................................................................        (80.2)             (45.1)
   Policy acquisition costs..............................................................       (368.0)            (367.6)
   Other operating costs.................................................................       (495.5)            (395.7)
   Taxes.................................................................................         (1.9)               1.8
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        549.4              658.7
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      5,069.6            4,082.8
   Maturities and redemptions of investments.............................................        817.6              840.5
   Purchases of investments..............................................................     (6,843.2)          (5,623.8)
   Change in restricted cash.............................................................         (1.8)              20.3
   Other.................................................................................        (15.0)              (2.6)
                                                                                             ---------          ---------

     Net cash used by investing activities ..............................................       (972.8)            (682.8)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Issuance of notes payable.............................................................        200.0                -
   Issuance of common stock..............................................................          3.4                1.0
   Payments to repurchase common stock...................................................        (64.3)               -
   Payments on notes payable.............................................................         (5.6)             (46.3)
   Amounts received for deposit products.................................................      1,440.2            1,547.2
   Withdrawals from deposit products.....................................................     (1,620.3)          (1,516.0)
   Investment borrowings.................................................................        495.4               65.6
   Dividends paid on preferred stock.....................................................        (19.0)             (28.5)
                                                                                             ---------          ---------

       Net cash provided by financing activities.........................................        429.8               23.0
                                                                                             ---------          ---------

       Net increase (decrease) in cash and cash equivalents..............................          6.4               (1.1)

Cash and cash equivalents, beginning of period...........................................        385.9              237.8
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   392.3          $   236.7
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

     OUT-OF-PERIOD ADJUSTMENTS

     During the three months ended September 30, 2007, we recorded the net effects of certain out-of-period adjustments which decreased our net loss by $1.2 million and diluted earnings per share by one cent.

       During the nine months ended September 30, 2007, we recorded the net effects of certain out-of-period adjustments which decreased our net loss by $9.9 million and diluted earnings per share by six cents.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Certain of our trading securities are designed in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the notes entitled "Accounting for Derivatives" and "Investment Borrowings and Interest Rate Swaps" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $691.2 million and $675.2 million at September 30, 2007 and December 31, 2006, respectively.

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of September 30, 2007 and December 31, 2006, were as follows (dollars in millions):

                                                                                       September 30,     December 31,
                                                                                           2007              2006
                                                                                           ----              ----
Net unrealized depreciation on investments............................................    $(553.3)         $(136.3)
Adjustment to value of policies inforce at the Effective Date.........................       23.1             20.1
Adjustment to cost of policies produced...............................................       46.3             12.3
Adjustment to initially apply SFAS No. 158 related to the unrecognized net loss
     related to deferred compensation plan............................................        -               (9.9)
Unrecognized net loss related to deferred compensation plan...........................       (9.2)             -
Deferred income tax asset.............................................................      177.1             41.2
                                                                                          -------          -------

     Accumulated other comprehensive loss.............................................    $(316.0)         $ (72.6)
                                                                                          =======          =======

     EARNINGS PER SHARE

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                   --------------------          -------------------
                                                                    2007           2006          2007           2006
                                                                    ----           ----          ----           ----
Net income (loss)..............................................     $(53.7)         $48.4       $(103.2)        $ 90.7
Preferred stock dividends......................................         -            (9.5)        (14.1)         (28.5)
                                                                    ------          -----       -------         ------

     Net income (loss) applicable to common stock
       for basic and diluted earnings per share................     $(53.7)         $38.9       $(117.3)        $ 62.2
                                                                    ======          =====       =======         ======

Shares:
   Weighted average shares outstanding
     for basic earnings per share..............................    187,733        151,663       169,270        151,566

   Effect of dilutive securities on weighted average shares:
     Stock option and restricted stock plans...................        -              866          -               981
                                                                   -------        -------       -------        -------

   Weighted average shares outstanding for diluted
     earnings per share........................................    187,733        152,529       169,270        152,547
                                                                   =======        =======       =======        =======

     There were no dilutive common stock equivalents during the three and nine months ended September 30, 2007 because of the net loss recognized by the Company during such periods. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share, and the preferred stock dividends on the Class B mandatorily convertible preferred stock (related to the period prior to their conversion) are not added back to net income

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

(loss) applicable to common stock. The potentially dilutive shares related to the Class B mandatorily convertible preferred stock were not dilutive during the three and nine months ended September 30, 2006, but the common stock equivalents related to stock option and restricted stock plans were dilutive.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three and nine months ended September 30, 2007 and 2006, because doing so would have been antidilutive in such periods (shares in thousands).

                                                                    Three months ended            Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------          ------------------
                                                                    2007           2006          2007          2006
                                                                    ----           ----          ----          ----
       Equivalent common shares that were antidilutive
         during the period:
           Class B mandatorily convertible preferred stock......     -           32,565         19,112        31,515
           Stock option and restricted stock plans..............    127              -             173           -
                                                                    ---          ------         ------        ------

              Antidilutive equivalent common shares.............    127          32,565         19,285        31,515
                                                                    ===          ======         ======        ======

     In the first quarter of 2007, the Company granted 379,900 performance shares pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment related to 227,940 of such awards (which had a grant date fair value of $1.5 million) is based upon the cumulative return on the Company's stock with dividends reinvested ("total shareholder return") compared to the total shareholder return of a group of Conseco's peers (represented by the companies comprising the Standard & Poor's Life and Health Index and the Russell 3000 Health and Life Index) over a three year performance measurement period ending December 31, 2009. If the Company's results are below the 50th percentile of the comparison group, no portion of the award is earned. If the Company's results are equal to or greater than the 75th percentile, then the maximum award is earned. The criteria for payment of the remaining 151,960 performance shares (which had a grant date fair value of $2.7 million) is based upon the Company's operating return on equity, as defined in the award agreement, for the year ended December 31, 2009. If the Company's operating return on equity is less than 10.0 percent, no portion of the award is earned. If the Company's operating return on equity is equal to or greater than 12.0 percent, then the maximum award is earned. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance shares expected to be issued, using the treasury stock method.

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During the three and nine months ended September 30, 2007 and 2006, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share for the three or nine months ended September 30, 2007 and 2006.

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

     Operating information by segment was as follows (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------         -----------------------
                                                                    2007           2006         2007               2006
                                                                    ----           ----         ----               ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities.........................................   $   16.4       $   15.8      $   48.7          $   45.8
            Supplemental health...............................      397.3          310.8       1,065.0             927.8
            Life..............................................       43.7           39.5         129.7             115.1
            Other.............................................       16.2           24.0          66.2              69.0
       Net investment income (a)..............................      144.2          134.4         440.2             380.3
       Fee revenue and other income (a).......................        3.8            1.4           7.7               4.8
       Net realized investment losses (a).....................       (1.3)          (5.5)         (8.4)             (8.9)
                                                                 --------       --------      --------          --------

                Total Bankers Life revenues...................      620.3          520.4       1,749.1           1,533.9
                                                                 --------       --------      --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities.........................................        5.0            3.7          11.8              12.2
            Supplemental health...............................      147.5          151.0         446.0             462.2
            Life..............................................       84.2           88.6         252.4             266.7
            Other.............................................        2.0            2.6           6.8               8.6
       Net investment income (a)..............................      181.2          189.3         559.1             532.6
       Fee revenue and other income (a).......................         .1             .8            .4               1.1
       Net realized investment losses (a).....................      (47.3)          (4.4)       (102.0)            (13.5)
                                                                 --------       --------      --------          --------

                Total Conseco Insurance Group revenues........      372.7          431.6       1,174.5           1,269.9
                                                                 --------       --------      --------          --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health...............................        2.3            2.7           7.3               8.5
            Life..............................................       30.0           26.0          83.2              71.6
            Other.............................................         .2             .4            .7               1.0
       Net investment income (a)..............................        9.4            9.2          28.3              28.0
       Fee revenue and other income (a).......................         .2             .1            .5                .4
       Net realized investment gains (losses) (a).............         .3            (.9)           .4                .8
                                                                 --------       --------      --------          --------

                Total Colonial Penn revenues..................       42.4           37.5         120.4             110.3
                                                                 --------       --------      --------          --------

    Other Business in Run-off:
       Insurance policy income - supplemental health..........       77.2           83.4         234.8             254.4
       Net investment income (a)..............................       48.8           44.6         143.4             133.9
       Fee revenue and other income (a).......................         .1             .1            .3                .3
       Net realized investment gains (losses) (a).............        1.9          (10.8)          1.6              (6.8)
                                                                 --------       --------      --------          --------

                Total Other Business in Run-off revenues......      128.0          117.3         380.1             381.8
                                                                 --------       --------      --------          --------

    Corporate:
       Net investment income..................................       12.2            9.3          32.1              21.0
       Fee and other income...................................        4.3            2.4           8.6               7.4
       Net realized investment losses(a)......................       (4.7)           (.2)         (5.9)              (.2)
                                                                 --------       --------      --------          --------

                Total corporate revenues......................       11.8           11.5          34.8              28.2
                                                                 --------       --------      --------          --------

                Total revenues................................    1,175.2        1,118.3       3,458.9           3,324.1
                                                                 --------       --------      --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------         -----------------------
                                                                    2007           2006         2007               2006
                                                                    ----           ----         ----               ----
Expenses:
    Bankers Life:
       Insurance policy benefits..............................   $  459.5       $  365.0      $1,252.2          $1,070.8
       Amortization...........................................       49.9           52.2         201.0             165.4
       Interest expense on investment borrowings..............        -              -             -                  .1
       Other operating costs and expenses.....................       46.5           40.1         128.7             116.0
                                                                 --------       --------      --------          --------

            Total Bankers Life expenses.......................      555.9          457.3       1,581.9           1,352.3
                                                                 --------       --------      --------          --------

    Conseco Insurance Group:
       Insurance policy benefits..............................      296.7          268.6         824.5             769.5
       Amortization...........................................       32.7           42.0          92.9             129.7
       Interest expense on investment borrowings..............        6.2             .1          11.5                .6
       Costs related to a litigation settlement...............        8.2            -            32.2             165.8
       Loss related to an annuity coinsurance transaction.....       76.5            -            76.5               -
       Other operating costs and expenses.....................       76.3           66.5         212.7             204.9
                                                                 --------       --------      --------          --------

            Total Conseco Insurance Group expenses............      496.6          377.2       1,250.3           1,270.5
                                                                 --------       --------      --------          --------

    Colonial Penn:
       Insurance policy benefits..............................       26.6           25.6          76.7              69.7
       Amortization...........................................        5.1            4.4          14.8              12.7
       Other operating costs and expenses.....................        3.4            3.8          10.2              10.9
                                                                 --------       --------      --------          --------

            Total Colonial Penn expenses......................       35.1           33.8         101.7              93.3
                                                                 --------       --------      --------          --------

    Other Business in Run-off:
       Insurance policy benefits..............................      106.0          113.4         467.6             294.6
       Amortization...........................................        5.6            5.6          17.1              12.6
       Other operating costs and expenses.....................       17.4           22.1          60.8              66.0
                                                                 --------       --------      --------          --------

            Total Other Business in Run-off expenses..........      129.0          141.1         545.5             373.2
                                                                 --------       --------      --------          --------

    Corporate:
       Interest expense on corporate debt.....................       20.2           12.5          53.2              36.9
       Interest expense on variable interest entity...........        6.9            5.2          20.1              13.7
       Costs related to a litigation settlement...............        8.2            -            32.2               8.9
       Other operating costs and expenses.....................       10.1           14.5          37.3              32.4
                                                                 --------       --------      --------          --------

            Total corporate expenses..........................       45.4           32.2         142.8              91.9
                                                                 --------       --------      --------          --------

            Total expenses....................................    1,262.0        1,041.6       3,622.2           3,181.2
                                                                 --------       --------      --------          --------

    Income (loss) before income taxes:
            Bankers Life......................................       64.4           63.1         167.2             181.6
            Conseco Insurance Group...........................     (123.9)          54.4         (75.8)              (.6)
            Colonial Penn.....................................        7.3            3.7          18.7              17.0
            Other Business in Run-off.........................       (1.0)         (23.8)       (165.4)              8.6
            Corporate operations..............................      (33.6)         (20.7)       (108.0)            (63.7)
                                                                 --------       --------      --------          --------

                Income (loss) before income taxes.............   $  (86.8)      $   76.7      $ (163.3)         $  142.9
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, at the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We typically buy call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment income (loss) related to equity-indexed products was $19.9 million and $6.7 million in the nine months ended September 30, 2007 and 2006, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $94.7 million and $93.7 million at September 30, 2007 and December 31, 2006, respectively. We classify these instruments as other invested assets. Pursuant to the annuity coinsurance agreement described below, we continue to hold $30 million of these options for the benefit of the assuming company until such options expire. All future cash flows (including any increases (decreases) in fair value) from these options are transferred to the assuming company. Such options are included in other invested assets, and we have established a liability for the amount due to the assuming company upon their expiration, based on the September 30, 2007 estimated market value of these options.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $350.8 million and $275.3 million at September 30, 2007 and December 31, 2006, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest rate fluctuations will generally offset the portion of the change in the value of the embedded derivative provided corporate spreads remain constant.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2007, all of our counterparties were rated "A-" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $2.5 million and $9.6 million at September 30, 2007 and December 31, 2006, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest rate fluctuations will generally offset the change in value of the embedded derivatives provided corporate spreads remain constant.

     REINSURANCE

     The cost of reinsurance ceded totaled $156.0 million and $165.0 million in the first nine months of 2007 and 2006, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $168.1 million and $176.0 million in the first nine months of 2007 and 2006, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $220.0 million and $103.4 million in the first nine months of 2007 and 2006, respectively. Reinsurance premiums included amounts assumed pursuant to quota-share reinsurance agreements with Coventry Health Care ("Coventry") of $181.4 million and $61.3 million in the first nine months of 2007 and 2006, respectively. The increase in premiums assumed under these agreements in 2007 resulted from two new agreements: (i) we are assuming approximately 50 percent of the Private-Fee-For-Service ("PFFS") business marketed by our career agents pursuant to a marketing and distribution agreement with Coventry effective January 1, 2007; and (ii) we are assuming 50 percent of the PFFS business written by Coventry under one large group policy effective July 1, 2007.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     COINSURANCE TRANSACTION

     On October 12, 2007, we completed a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with Reassure America Life Insurance Company ("REALIC"), a subsidiary of Swiss Re Life & Health America Inc. The transaction was recorded in our financial statements on September 28, 2007, the date the parties were bound by the coinsurance agreement and all regulatory approvals had been obtained. In the transaction, REALIC: (i) paid a ceding commission of $76.5 million; and (ii) assumed the investment and persistency risk of these policies. Our insurance subsidiaries ceded approximately $2.8 billion of policy and other reserves to REALIC, as well as transferred the invested assets backing these policies on October 12, 2007. Our insurance subsidiaries remain primarily liable to the policyholders in the event REALIC does not fulfill its obligations under the agreements. The coinsurance transaction has an effective date of January 1, 2007.

     Pursuant to the terms of the annuity coinsurance agreement, the ceding commission was based on the January 1, 2007 value of the assets and liabilities related to the ceded block. As previously disclosed, the loss on the annuity coinsurance transaction (calculated based on the January 1, 2007 values) was approximately $65 million after income taxes. The earnings (loss) after income taxes on the business from January 1, 2007 through September 28, 2007, resulted in increases (decreases) to the loss calculated as of January 1, 2007. Such after-tax earnings (loss) include the market value declines on invested assets transferred to the reinsurer occurring during the first three quarters of 2007.

     The following summarizes the profits and losses recognized on this business during the three and nine months ended September 30, 2007 (dollars in millions):

                                                                           Three months ended     Nine months ended
                                                                              September 30,         September 30,
                                                                                  2007                  2007
                                                                                  ----                  ----
Net earnings on the block before tax......................................       $  1.2                $ 17.0

Realized investment losses, net of amortization of insurance intangibles..        (11.5)                (40.6)

Loss related to an annuity coinsurance transaction........................        (76.5)                (76.5)
                                                                                 ------                ------

Net loss before income taxes..............................................        (86.8)               (100.1)

Income tax benefit........................................................         30.4                  35.0
                                                                                 ------                ------

Net loss related to coinsured business....................................       $(56.4)               $(65.1) (a)
                                                                                 ======                ======

------------
(a) Amount represents the net after-tax loss recognized on the annuity coinsurance transaction during the nine months ended September 30, 2007, including the earnings and losses on the block during that period and the loss recognized upon completion of the transaction. Since the loss on the transaction was based on January 1, 2007 values, this amount is comparable to the previously disclosed loss we estimated based on January 1, 2007 values.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------         -----------------------
                                                                    2007           2006         2007               2006
                                                                    ----           ----         ----               ----
Current tax expense............................................    $   .8          $  -        $  2.5              $ -
Deferred tax provision (benefit)...............................     (33.9)          28.3        (62.6)              52.2
                                                                   ------          -----       ------              -----

         Income tax expense (benefit) on period income.........    $(33.1)         $28.3       $(60.1)             $52.2
                                                                   ======          =====       ======              =====

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                                -----------------------
                                                                                                2007               2006
                                                                                                ----               ----
U.S. statutory corporate rate............................................................      (35.0)%             35.0%
Other nondeductible expense (benefit)....................................................        (.5)               1.3
State taxes..............................................................................       (1.3)                .8
Provision for tax issues, tax credits and other..........................................        -                  (.6)
                                                                                               -----               ----

         Effective tax rate..............................................................      (36.8)%             36.5%
                                                                                               =====               ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                           September 30,     December 31,
                                                                                              2007               2006
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................       $  850.3          $  800.3
       Non-life companies.............................................................          849.1             780.0
    Tax credits.......................................................................           14.2              14.2
    Capital loss carryforwards........................................................          407.6             391.7
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,027.0           1,320.0
       Unrealized depreciation of investments.........................................          177.1              41.2
       Reserve for loss on loan guarantees............................................           70.3             145.8
       Other..........................................................................           86.0               -
                                                                                             --------          --------

         Gross deferred tax assets....................................................        3,481.6           3,493.2
                                                                                             --------          --------

Deferred tax liabilities:
    Actively managed fixed maturities.................................................           (4.1)            (42.2)
    Value of policies inforce at the Effective Date and cost of policies produced.....         (710.7)           (764.8)
    Other.............................................................................            -              (117.6)
                                                                                             --------          --------

         Gross deferred tax liabilities...............................................         (714.8)           (924.6)
                                                                                             --------          ---------

         Net deferred tax assets before valuation allowance...........................        2,766.8           2,568.6

Valuation allowance...................................................................         (776.5)           (777.8)
                                                                                             --------          --------

         Net deferred tax assets......................................................        1,990.3           1,790.8

Current income taxes prepaid (accrued)................................................            2.0              (3.9)
                                                                                             --------          --------

         Income tax assets, net.......................................................       $1,992.3          $1,786.9
                                                                                             ========          ========

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In addition, we update our previous analysis of the adequacy of the valuation allowance in the fourth quarter of each year, following the completion of the Company's annual operating plan. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. In addition, the use of the Company's NOLs is dependent, in part, on whether the Internal Revenue Service (the "IRS") does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2004, 2005 and 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $947.0 million in 2004, $585.8 million in 2005 and $260.0 million in 2006. However, we are required to continue to record a

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

valuation allowance of $776.5 million at September 30, 2007 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future. During the third quarter of 2007, we reduced the valuation allowance by $1.3 million to reflect our determination that certain tax loss carryforwards will not be utilized.

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

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Our Section 382 limitation for 2007 will be approximately $445 million (including $303 million of unused amounts carried forward from prior years).

     We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Based upon our current projections of future income that we completed at December 31, 2006, we believe that we will more likely than not recover $2.0 billion of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

     As of September 30, 2007, we had $4.8 billion of NOLs and $1.2 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                               Total loss carryforwards
                      ---------------------   Capital loss          Total loss     -----------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards    Subject to ss.382   Not subject to ss.382
------------------      ----    --------      -------------       -------------    -----------------   ---------------------
     2007.......      $    -     $    -        $  450.7             $  450.7            $  450.7          $    -
     2008 ......           -          -           583.7                583.7               583.7               -
     2009.......           -          1.0          86.2                 87.2                 1.0              86.2
     2010.......           -          2.0           -                    2.0                 2.0               -
     2011.......           -           .3           -                     .3                  .3               -
     2012.......           -           .4          44.1                 44.5                  .4              44.1
     2016.......          17.0        -             -                   17.0                17.0               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)    9.0           -                2,179.6                53.1           2,126.5
     2020.......           -          2.5           -                    2.5                 2.5               -
     2021.......          62.7        -             -                   62.7                 -                62.7
     2022.......         145.8         .6           -                  146.4                 -               146.4
     2023.......           -      2,114.7 (a)       -                2,114.7                71.7           2,043.0
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        172.0           -                  172.0                 -               172.0
                      --------   --------      --------             --------            --------          --------

     Total......      $2,429.3   $2,426.1      $1,164.7             $6,020.1            $1,215.6          $4,804.5
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

     The Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007, which resulted in a $6 million increase to additional paid-in capital. As of January 1, 2007 and September 30, 2007, the amount of unrecognized tax benefits was not significant. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect the change to have a significant impact on its results of operations.

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

     Although FIN 48 allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in the first nine months of 2007. The liability for accrued interest and penalties was not significant at September 30, 2007 or December 31, 2006.

     Tax years 2004 through 2006 are open to examination by the IRS, and tax year 2002 remains open only for potential adjustments related to certain partnership investments. The Company does not anticipate any material adjustments related to these partnership investments. The Company's various state income tax returns are generally open for tax years 2004 through 2006 based on the individual state statutes of limitation.

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

     The Company adopted Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $1.4 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of September 30, 2007 and December 31, 2006 (dollars in millions):

                                                                                           September 30,      December 31,
                                                                                               2007               2006
                                                                                               ----               ----
3.50% convertible debentures............................................................    $  330.0           $  330.0
Secured credit agreement................................................................       867.7              673.3
Unamortized discount on convertible debentures..........................................        (2.0)              (2.5)
                                                                                            --------           --------

     Direct corporate obligations.......................................................    $1,195.7           $1,000.8
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

     o an increase in the general basket for restricted payments in an aggregate amount of up to $300 million over the term of the facility (of which only $200 million may be paid in the year commencing June 12, 2007); and

     o the Company to be able to request the addition of up to two new facilities or up to two increases in the credit facility of up to $330 million (but with the commitment increases made between June 12, 2007 and June 12, 2008 limited to $130 million), subject to compliance with certain financial covenants and other conditions. Such increases would be effective as of a date that is at least 90 days prior to the scheduled maturity date.

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

     During the first nine months of 2007, we made scheduled principal payments totaling $5.6 million on our Second Amended Credit Facility. There were $7.1 million and $6.2 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at September 30, 2007 and December 31, 2006, respectively.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent. The base rate is equal to 1 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's Investors Service, Inc. ("Moody's") and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At September 30, 2007, the interest rate on our Second Amended Credit Facility was 7.1 percent.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       Remainder of 2007.............................   $    2.2
       2008..........................................        8.7
       2009..........................................        8.7
       2010..........................................      338.8
       2011..........................................        8.7
       Thereafter....................................      830.6
                                                        --------

                                                        $1,197.7
                                                        ========

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best Company ("A.M. Best"), the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, if applicable, would not be paid prior to the first quarter of 2008). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof. As described in the Second Amended Credit Facility, the Company may reinvest any portion of the proceeds from asset sales in assets useful to its business, subject to certain restrictions defined in the Second Amended Credit Facility. The Company intends to use the majority of the ceding commission received from REALIC in the coinsurance transaction, as further described in the note to the financial statements

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

entitled "Coinsurance Transaction", to fund the recapture of a block of traditional life insurance inforce, as further described in the note to the consolidated financial statements entitled "Subsequent Event".

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 20.7 percent at September 30, 2007); (ii) an interest coverage ratio greater than or equal to 2.00 to 1 for each rolling four quarters (such ratio exceeded the minimum requirement for the four quarters ending September 30, 2007); (iii) an aggregate risk-based capital ratio, as defined in the Second Amended Credit Facility, greater than or equal to 250 percent for each quarter (such ratio exceeded the minimum risk-based capital requirements at September 30, 2007); and (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at September 30, 2007 exceeded such requirement).

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2007 and December 31, 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas. Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility (of which, only $200.0 million may be paid in the year beginning June 12, 2007). As further discussed in the note to the consolidated financial statements entitled "Changes in Common Stock", we repurchased 4.0 million shares of our common stock for $64.3 million in the first nine months of 2007 (of which, $34.7 million was paid in the year beginning June 12, 2007).

     INVESTMENT BORROWINGS AND INTEREST RATE SWAPS

     In the first quarter of 2007, one of the Company's insurance subsidiaries (Conseco Life Insurance Company, "Conseco Life") became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of advances. At September 30, 2007, the carrying value of the FHLBI common stock was $22.5 million. Advances from the FHLBI (the "Advances") totaled $450.0 million as of September 30, 2007, and the proceeds were used to purchase primarily investment-grade fixed maturity securities. The Advances are classified as investment borrowings in the accompanying consolidated balance sheet. The Advances are collateralized by investments with an estimated fair value of $517.7 million at September 30, 2007, which are maintained in a custodial account for the benefit of the FHLBI. Conseco Life recognized interest expense of $10.8 million in the first nine months of 2007 related to the Advances. The following summarizes the terms of the Advances (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                 at September 30, 2007
                       --------                  ----                 ---------------------
                        $100.0              February 2012              Variable rate - 5.349%
                         100.0              March 2012                 Variable rate - 5.350%
                          54.0              May 2012                   Variable rate - 5.494%
                         146.0              November 2015              Fixed rate - 5.300%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 5.420%

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Conseco Life purchased $147.5 million par value of fixed maturity investments for $147.7 million (which are classified as trading securities) with a portion of the proceeds from the Advances. Such fixed rate securities, with a carrying value of $145.0 million at September 30, 2007, are matched with various interest rate swaps, which are intended to convert the cash flows from the securities from a fixed rate to a floating rate basis. The trading securities are carried at estimated fair value with changes in such value recognized as trading income. The change in the value of the interest rate swaps is recognized in trading income. The change in value of the interest rate swaps was $(4.3) million in the three month period ended September 30, 2007, and $(.7) million in the nine month period ended September 30, 2007. The change in value of the trading securities was $.4 million in the three month period ended September 30, 2007, and $(2.8) million in the nine month period ended September 30, 2007. Pursuant to the interest rate swaps, Conseco Life pays interest, semi-annually, at a fixed rate and receives interest, quarterly, at a variable rate from the counterparties on the outstanding notional amounts. At September 30, 2007, the weighted average fixed rate being paid was 6.12 percent and the weighted average variable rate being received was 6.18 percent.

     At September 30, 2007, investment borrowings consisted of: (i) Advances of $450.0 million; (ii) $452.4 million of securities issued to other entities by a variable interest entity which is consolidated in our financial statements; and
(iii) other borrowings of $11.3 million.

     At December 31, 2006, investment borrowings consisted of: (i) $406.8 million of securities issued to other entities by a variable interest entity which is consolidated in our financial statements; and (ii) other borrowings of $11.5 million.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2006...........................................          152,165

    Treasury stock purchased and retired...............................           (3,975)
    Conversion of preferred stock into common shares...................           37,809
    Stock options exercised............................................              208
    Shares issued under employee benefit compensation plans............              147 (a)
    Other..............................................................               (8)
                                                                                 -------

Balance at September 30, 2007..........................................          186,346
                                                                                 =======

-------------

(a) Such amount was reduced by 11 thousand shares which were tendered for the payment of federal and state taxes owed on the issuance of restricted stock.

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

     In December 2006, the Company's board of directors authorized a common share repurchase program of up to $150 million. In May 2007, the Company's board of directors increased the authorized common share repurchase program to a maximum of $350 million. As further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations," we currently may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300 million over the term of our credit facility (of which, only $200 million may be paid in the year beginning June 12, 2007). Our share repurchase program may be implemented through purchases made from time to time in either the open market or through private transactions. With respect to $25 million of the program, the Company entered into an accelerated share buy back agreement ("ASB") to repurchase 1.2 million shares. The initial price paid per share as part of the ASB transaction was $20.12. The repurchased shares were subject to a settlement price adjustment based upon the difference between: (i) the volume weighted average price of Conseco common stock (as defined in the ASB); and (ii) $20.12. The settlement price adjustment was calculated to be $.3 million and was paid to the Company. The Company

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

recognized a reduction in common stock and additional paid-in capital of $24.7 million in the first quarter of 2007 related to the ASB transaction.

     During the first nine months of 2007, the Company repurchased an additional
2.8 million shares of its common stock for $39.6 million.

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $40.1 million and $48.5 million during the nine months ended September 30, 2007 and 2006, respectively. Amounts amortized totaled $15.0 million and $14.1 million during the nine months ended September 30, 2007 and 2006, respectively. The unamortized balance of deferred sales inducements at September 30, 2007 and December 31, 2006 was $140.1 million and $115.0 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $266.3 million and $296.3 million at September 30, 2007 and December 31, 2006, respectively.

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

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure many financial instruments and certain other items, including insurance contracts, at fair value (on an instrument-by-instrument basis) that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for us on January 1, 2008. We have not yet determined whether we will elect the fair value option for certain financial assets or liabilities; and therefore, we do not know the impact, if any, SFAS 159 will have on our results of operations and financial condition.

     Adopted Accounting Standards

     In July 2006, the FASB issued FIN 48. FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 resulted in a $6.0 million increase to additional paid-in capital during the nine months ended September 30, 2007. The Company classifies interest and, if applicable, penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in the first nine months of 2007. The liability for accrued interest was not significant at September 30, 2007 or December 31, 2006.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets". SFAS 155: (a) permits fair value

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and,
(e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. SFAS 155 was effective for all financial instruments acquired or issued in a fiscal year that begins after September 15, 2006. The initial adoption of SFAS 155 did not have a material effect on our financial position or results of operations.

     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). This statement provides guidance on accounting for deferred acquisition costs on an internal replacement which is defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 were effective for internal replacements beginning January 1, 2007. The initial adoption of SOP 05-1 did not have a material impact on our results of operations or financial position. The adoption of SOP 05-1 resulted in the shortening of the period over which the value of policies inforce at the Effective Date and the cost of policies produced related to a small block of our group health insurance business are amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $2.7 million, net of tax.

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Old Conseco and alleged problems in Conseco Finance Corp.'s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. This motion was denied on September 12, 2007. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleges, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it had reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions. At the May 21, 2007 fairness hearing, the court granted final approval of the settlement and issued an order doing so on June 8, 2007. The Court entered final judgment in the case on July 5, 2007. We began implementing the settlement with the inforce and certain former policyholders in the third quarter of 2007.

     We incurred total costs related to this litigation settlement of $267.2 million, including costs of $64.4 million and $174.7 million recognized in the first nine months of 2007 and 2006, respectively (of which $16.4 million and nil was recognized in the third quarters of 2007 and 2006, respectively). The costs recognized in 2007 represent adjustments to our initial estimates based on the ultimate cost of the settlement.

     The implementation of the settlement includes enhanced benefits to the inforce insurance policies, which eliminates the future estimated profits from these policies in periods subsequent to the settlement date, if the experience of the policies is consistent with our expectations. We recognized income before income taxes on these policies of approximately $6.0 million in the six months ended June 30, 2006.

     Other cases that remain pending with respect to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime" include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Arlene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). This case was settled in connection with the In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California), as further described above. Four putative nationwide and/or statewide class-action lawsuits filed in California state courts have been consolidated and are being coordinated in the Superior Court of San Francisco County under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc., Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case No. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, on February 11, 2005 Mr. Schwartz filed a purported nationwide class action captioned William Schwartz and Rebeca R. Frankel, Trustee of the Robert M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). On May 12, 2006 these two Schwartz cases were consolidated under both original case numbers. On May 24, 2005 a purported class action lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois, transferred to California and consolidated and coordinated with MDL 1610.

     Other non-class action cases regarding these policies include a lawsuit filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves approximately 800

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. On November 12, 2004, a lawsuit was filed in Texas captioned Charles R. Gnuse v. Conseco Life Insurance Co., Cause No. 04-11520 (District Court of Dallas County, Texas, 44th Judicial District) which has been removed to the United States District Court for the Northern District of Texas, transferred to California and consolidated and coordinated with MDL 1610. This matter has been settled and the case is expected to be dismissed. The amount recognized as expense in 2007 related to the settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

     The ultimate outcome of the cost of insurance lawsuits that have not been settled cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     Agent Litigation

     On September 18, 2006, a purported class action was filed in the Superior Court of the State of California for the County of Los Angeles, Holly Walker, individually, and on behalf of all others similarly situated, and on behalf of the general public v. Bankers Life & Casualty Company, an insurance company domiciled in the State of Illinois, and Does 1 to 100, Case No. BC358690. In her complaint, plaintiff alleged Bankers Life and Casualty Company intentionally misclassified its California insurance agents as independent contractors when they should have been classified as employees. Plaintiff sought relief on behalf of the class alleging claims for preliminary and permanent injunction, misclassification, indemnification, conversion and unfair business practices. Bankers Life and Casualty Company caused the case to be removed to the U.S. District Court, Central District of California on October 18, 2006. An order was entered on November 20, 2006 transferring the case to the U.S. District Court, Northern District of Illinois, Case No. 06C6906. The Court has dismissed with prejudice plaintiff's allegations of preliminary and permanent injunction and misclassification. A first amended complaint was filed on June 12, 2007 adding Carole Paradise as the new class representative and naming Holly Walker as an individual plaintiff. This complaint alleges claims of indemnification, conversion and unfair business practices. On October 1, 2007, the court granted the plaintiff's motion for class certification. On October 16, 2007, Bankers Life and Casualty Company filed a petition for permission to appeal in the 7th Circuit Court of Appeals. This matter has been placed on the June 2008 trial calendar. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Other Litigation

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007. The second amended complaint includes the same causes of action as the prior complaint, but added as defendants Conseco, Inc., Conseco Services, LLC, Conseco Marketing, LLC and 40|86 Advisors, Inc. while deleting Friou Jones as a named plaintiff. We filed a motion to dismiss the second amended complaint and it was granted in part and denied in part. A motion to dismiss Conseco, Inc., Conseco Services, LLC, Conseco Marketing, LLC and 40|86 Advisors, Inc. was filed on September 14, 2007, and we await a ruling on the motion. The court has not yet made a determination whether the case should go forward as a class

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages along with declaratory and injunctive relief. Conseco caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned Case No. 04-784-D-M2. An order was issued on February 15, 2007 granting plaintiff's motion for class certification. The order specifically certifies two sub-classes identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class. We have appealed the certification order and on April 23, 2007, the 5th Circuit Court of Appeals accepted jurisdiction over our appeal. The appellate briefing has been concluded. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Beneficial Standard Life Insurance Company, a predecessor company to Conseco Insurance Company, filed suit for declaratory judgment against J.C. Penney Life Insurance Company a/k/a Stonebridge Life Insurance Company ("Stonebridge") in a case captioned, Beneficial Standard Life Insurance Company
v. J.C. Penney Life Insurance Company and J.C. Penney Company, Inc., United States District Court for the Central District of California, Case No. CV-98-02792-SVW. This litigation arises from the 1967 sale of Beneficial Fire & Casualty ("BF&C") by Beneficial Standard Life Insurance Company to J.C. Penney Company, Inc. The subject of the case is whether Conseco Insurance Company must indemnify Stonebridge for losses and expenses incurred as a result of claims arising under presale BF&C insurance policies. Conseco Insurance Company filed suit in April 1998 seeking a judicial declaration that: (1) it is not generally obligated to indemnify Stonebridge under the terms of the agreement governing the 1967 sale; and (2) that it is not obligated to indemnify Stonebridge for losses or expenses incurred in connection with specific known claims. Penney counterclaimed for breach of contract and declaratory relief. The counterclaim did not specify the damages sought by Penney on the breach of contract claims. After a bench trial in 2002, certain rulings of the trial court were appealed to the United States Court of Appeals for the Ninth Circuit. In June 2005, the Ninth Circuit issued an opinion upholding a trial-court determination that the terms of the 1967 sale generally require Conseco Insurance Company to indemnify Stonebridge for net losses arising from pre-sale BF&C policies, but only after Stonebridge pursues and exhausts available reinsurance. The Ninth Circuit remanded the case to the trial court for further proceedings. The trial court had previously found against Stonebridge on its breach of contract claims, ruling that Stonebridge could not assert such claims until it pursued and exhausted available reinsurance. Stonebridge did not appeal that specific ruling. The remaining issue before the trial court is whether Conseco Insurance Company's indemnification obligation with respect to certain environmental claims asserted by the Port of Oakland is excused by Stonebridge's conduct in handling the claims. On July 25, 2006, a second action was filed in the Circuit Court of Hamilton County, Indiana, captioned Conseco Insurance Company v. Stonebridge Life Insurance Company and J.C. Penney Life Insurance Company. Penney removed the case to federal court on August 16, 2006, Case No. 1:06-CV-1229 SEB-VSS (Southern District, Indiana) and filed a motion to dismiss. On September 27, 2007, the court transferred this case to the State of California for consolidation with the pending matter there. The subject of this second action is whether Conseco Insurance Company's indemnification obligation with respect to specific known claims is excused by Stonebridge's failure to pursue available reinsurance. Conseco Insurance Company alternatively seeks equitable relief requiring Stonebridge to take affirmative steps to preserve the availability of reinsurance on such claims. The parties have reached a tentative settlement, subject to execution of detailed settlement documents. The amount recognized as expense in 2007 related to the tentative settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

     On November 3, 2006, an action was filed in the U.S. District Court for the Central District of California Ruth Ross v. Pioneer National Life Insurance Company and Washington National Life Insurance Company, Case No. CV 06 7081. In that case, the plaintiff alleges breach of contract, bad faith and violation of California consumer protection laws in the handling of her claim for benefits under a Washington National Life Insurance Company policy of long-term care insurance. The Company paid out in excess of the $150,000 per occurrence maximum benefit and declined to pay additional claims, but the plaintiff contends she should receive the balance of a $250,000 lifetime maximum benefit. The parties disagree as to whether the plaintiff's continuing confinement is caused by one or more than one occurrence as defined under the policy. In her complaint, the plaintiff claims loss of benefits of $.1 million, and compensatory damages for mental anguish of $.9 million, together with punitive damages of $5 million plus attorney fees, interest and costs of litigation. The parties were unable to conclude the matter at a mediation which occurred June 22, 2007. The matter is scheduled for jury trial February 5,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

2008. The Company believes the claim is without merit and intends to defend it vigorously. The outcome of the action cannot be predicted with certainty.

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

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, in the Hamilton County case, the Company obtained a partial summary judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. The trial court stayed execution of the judgment pending appeal. The trial which was set for October 22, 2007, has been continued without date. The Murray U.S. District Court case is currently set for trial on April 28, 2008.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of September 30, 2007, we have paid $13.7 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At September 30, 2007, we estimated that approximately $18.8 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $10.1 million will be paid to the former holders of our Predecessor's trust preferred securities.

     Regulatory Examinations and Fines

     Insurance companies face significant risks related to regulatory investigations and actions. Regulatory investigations generally result from matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, changing the way cost of insurance charges are calculated for certain life insurance products or recommending unsuitable products to customers. We are, in the ordinary course of our business, subject to various examinations, inquiries and information requests from state, federal and other authorities. The ultimate outcome of these regulatory actions cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and we could suffer significant reputational harm as a result of these matters, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

staffers and reached an agreement on the scope of the documents requested. Conseco responded to all agreed upon document requests by June 27, 2007. Conseco intends to continue to fully cooperate with regard to this investigation.

     Conseco received a letter from Senator Grassley of the United States Senate Finance Committee dated September 27, 2007 indicating his interest in learning how long-term care insurance providers manage their policies, serve their beneficiaries, and decide which claims to approve and which to deny. Senator Grassley requested answers to questions regarding Conseco's policies and practices and requested various documents. Representatives from Conseco subsequently met with two of the Senator's staffers and reached an agreement on the scope of the information requested. Conseco is in the process of providing the information requested and intends to continue to fully cooperate with regard to this inquiry.

     The states of Pennsylvania, Illinois, Texas, Florida and Indiana are leading a multistate examination of the long-term care claims administration and complaint handling practices of Conseco Senior Health Insurance Company and Bankers Life and Casualty Company, as well as the sales and marketing practices of Bankers Life and Casualty Company. This examination commenced in July 2007. More than 35 other states have joined or expressed an interest in joining the multistate examination. This examination will cover the years 2005, 2006, and the first quarter of 2007.

     Certain state insurance regulators have previously requested information with respect to actions of the Company related to the cost of insurance charges for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Such policies are subject to the litigation settlement described in the section of this note entitled "Cost of Insurance Litigation".

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                                ----------------------
                                                                                                2007              2006
                                                                                                ----              ----
Cash flows from operating activities:
   Net income (loss)....................................................................       $(103.2)          $ 90.7
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................         350.7            337.1
       Income taxes.....................................................................         (62.0)            54.0
       Insurance liabilities............................................................         674.6            275.0
       Accrual and amortization of investment income....................................           3.7             13.9
       Deferral of policy acquisition costs.............................................        (368.0)          (367.6)
       Net realized investment losses...................................................         114.3             28.6
       Net sales (purchases) of trading securities......................................        (135.5)            28.3
       Loss related to an annuity coinsurance transaction...............................          76.5              -
       Other............................................................................          (1.7)           198.7
                                                                                               -------           ------

         Net cash provided by operating activities......................................       $ 549.4           $658.7
                                                                                               =======           ======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................       $   8.9           $ 11.1
     Conversion of preferred stock into common shares...................................         667.8              -
     Reduction of tax liabilities related to various contingencies recognized
       at the fresh-start date..........................................................           6.0              2.1

     At September 30, 2007 and December 31, 2006, restricted cash and cash equivalents consisted of: (i) $20.8 million and $15.7 million, respectively, held by a variable interest entity; (ii) $1.9 million and $.1 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS; and (iii) $3.1 million and $8.2 million, respectively, held in an escrow account pursuant to a litigation settlement.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     SUBSEQUENT EVENT

     On October 31, 2007, we announced an agreement under which our subsidiary, Colonial Penn Life Insurance Company ("Colonial Penn"), will recapture a block of traditional life insurance in force that had been ceded in 2002 to REALIC.

     In the transaction, Colonial Penn will pay REALIC a recapture fee of $63 million, recapture 100 percent of the liability for the future benefits previously ceded, and recognize profits as they emerge over time. Colonial Penn already administers the policies being recaptured. The transaction, which is to have an effective date of October 1, 2007, will require insurance regulatory filings in several states and is expected to close by year-end.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at September 30, 2007, and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations. These segments reflect the addition of Colonial Penn as a separate segment resulting from a change in how management disaggregates the Company's operations for making internal operating decisions beginning in the fourth quarter of 2006. Colonial Penn's operations were previously aggregated with the Bankers Life segment. We have restated all prior period segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company ("Bankers Life and Casualty"), markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through exclusive career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry.

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

     CRITICAL ACCOUNTING POLICIES

     We have updated our critical accounting policy related to our accounting for marketing and quota-share agreements with Coventry. We entered into a national distribution agreement under which our career agents began distributing Coventry's PFFS plan, Advantra Freedom, beginning January 1, 2007, and a quota-share reinsurance agreement related to PFFS business written by Coventry under one large group policy, beginning July 1, 2007.

     Refer to "Critical Accounting Policies" in Conseco's 2006 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

     Accounting for marketing and quota-share agreements with Coventry

     Prescription Drug Benefit

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the pre-tax income of the PDP business (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                   September 30,
                                                                    -------------------         -----------------------
                                                                    2007           2006         2007               2006
                                                                    ----           ----         ----               ----
       Insurance policy income................................      $13.8          $21.5        $58.8             $61.3
       Fee revenue and other..................................         .4            1.2          1.9               4.1
                                                                    -----          -----        -----             -----

         Total revenues.......................................       14.2           22.7         60.7              65.4
                                                                    -----          -----        -----             -----

       Insurance policy benefits..............................       10.3           17.7         50.8              54.0
       Commission expense.....................................        1.3            1.9          5.1               4.7
       Other operating expenses...............................         .2            2.4           .5               6.4
                                                                    -----          -----        -----             -----

         Total expense........................................       11.8           22.0         56.4              65.1
                                                                    -----          -----        -----             -----

         Pre-tax income.......................................      $ 2.4          $  .7        $ 4.3             $  .3
                                                                    =====          =====        =====             =====

     Private-Fee-For-Service

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry's PFFS plan, beginning January 1, 2007. The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we will receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2007 with approximately 50 percent of the net premiums and related profits.

     We receive distribution fees from Coventry and we pay sales commissions to our agents for these enrollments. In addition, we participate at an approximately 50 percent level in the income (loss) related to this business pursuant to a quota-share agreement with Coventry.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the pre-tax income of the PFFS business in the three and nine months ended September 30, 2007 (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                           2007                          2007
                                                                    ------------------             -----------------
              Insurance policy income............................          $31.3                         $70.9
              Fee revenue and other..............................            3.0                           5.0
                                                                           -----                         -----

                  Total revenues.................................           34.3                          75.9
                                                                           -----                         -----

              Insurance policy benefits..........................           25.2                          58.0
              Commission expense.................................            1.3                           2.9
              Other operating expenses...........................            2.9                           5.6
                                                                           -----                         -----

                  Total expense..................................           29.4                          66.5
                                                                           -----                         -----

              Pre-tax income.....................................          $ 4.9                         $ 9.4
                                                                           =====                         =====

     Large Group Private-Fee-For-Service Block

       Effective July 1, 2007, Conseco entered into a quota-share reinsurance agreement with Coventry related to the PFFS business written by Coventry under one large group policy. Conseco receives 50 percent of the net premiums and related profits associated with this business as long as the ceded revenue margin is less than or equal to five percent. Conseco receives 25 percent of the net premiums and related profits on the ceded margin in excess of five percent. The following summarizes the pre-tax income of this business for 3Q07 (dollars in millions):

                                                                               Three months ended
                                                                                  September 30,
                                                                                      2007
                                                                               ------------------
              Premium income..................................................       $51.7
                                                                                     -----

              Policy benefits.................................................        47.0
              Commission expense..............................................         2.0
                                                                                     -----

                  Total expenses..............................................        49.0
                                                                                     -----

              Pre-tax income..................................................       $ 2.7
                                                                                     =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------           ---------------------
                                                                    2007           2006           2007             2006
                                                                    ----           ----           ----             ----
Income (loss) before net realized investment gains (losses), net of related amortization and income taxes
  (a non-GAAP measure) (a):
    Bankers Life................................................  $  66.3         $ 68.4        $ 174.6           $189.3
    Conseco Insurance Group.....................................    (85.1)          58.5           (7.3)             8.1
    Colonial Penn...............................................      7.0            4.6           18.3             16.2
    Other Business in Run-off...................................     (2.9)         (13.0)        (167.0)            15.4
    Corporate operations........................................    (28.9)         (20.5)        (102.1)           (63.5)
                                                                  -------         ------        -------           ------

                                                                    (43.6)          98.0          (83.5)           165.5
                                                                  -------         ------        -------           ------
Net realized investment gains (losses),
  net of related amortization:
    Bankers Life................................................     (1.9)          (5.3)          (7.4)            (7.7)
    Conseco Insurance Group.....................................    (38.8)          (4.1)         (68.5)            (8.7)
    Colonial Penn...............................................       .3            (.9)            .4               .8
    Other Business in Run-off...................................      1.9          (10.8)           1.6             (6.8)
    Corporate operations........................................     (4.7)           (.2)          (5.9)             (.2)
                                                                  -------         ------        -------           ------

                                                                    (43.2)         (21.3)         (79.8)           (22.6)
                                                                  -------         ------        -------           ------
Income (loss) before income taxes:
    Bankers Life................................................     64.4           63.1          167.2            181.6
    Conseco Insurance Group.....................................   (123.9)          54.4          (75.8)             (.6)
    Colonial Penn...............................................      7.3            3.7           18.7             17.0
    Other Business in Run-off...................................     (1.0)         (23.8)        (165.4)             8.6
    Corporate operations........................................    (33.6)         (20.7)        (108.0)           (63.7)
                                                                  -------         ------        -------           ------

       Income (loss) before income taxes........................  $ (86.8)        $ 76.7        $(163.3)          $142.9
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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                    Three months ended              Nine months ended
                                                                       September 30,                   September 30,
                                                                    -------------------             -----------------
                                                                    2007           2006             2007         2006
                                                                    ----           ----             ----         ----
Premium collections:
     Annuities................................................   $  250.9       $  278.2         $  663.6      $  749.9
     Supplemental health......................................      402.8          315.1          1,125.7         980.6
     Life.....................................................       49.1           47.8            149.3         137.6
                                                                 --------       --------         --------      --------

       Total collections......................................   $  702.8       $  641.1         $1,938.6      $1,868.1
                                                                 ========       ========         ========      ========

Average liabilities for insurance products:
       Annuities:
         Mortality based......................................   $  284.8       $  279.3         $  282.9      $  276.8
         Equity-indexed.......................................      826.2          527.9            737.8         468.6
         Deposit based........................................    4,489.4        4,465.4          4,521.3       4,403.0
       Health.................................................    3,615.3        3,325.6          3,544.9       3,270.2
       Life:
         Interest sensitive...................................      375.8          351.3            369.8         345.0
         Non-interest sensitive...............................      306.7          254.0            291.7         240.8
                                                                 --------       --------         --------      --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.................   $9,898.2       $9,203.5         $9,748.4      $9,004.4
                                                                 ========       ========         ========      ========

Revenues:
     Insurance policy income..................................   $  473.6       $  390.1         $1,309.6      $1,157.7
     Net investment income:
       General account invested assets........................      145.8          130.8            428.7         378.8
       Equity-indexed products based on the change
         in value of options..................................       (2.1)           3.6              6.8           1.5
       Other special-purpose portfolios.......................         .5            -                4.7           -
     Fee revenue and other income.............................        3.8            1.4              7.7           4.8
                                                                 --------       --------         --------      --------

         Total revenues.......................................      621.6          525.9          1,757.5       1,542.8
                                                                 --------       --------         --------      --------

Expenses:
     Insurance policy benefits................................      404.6          313.3          1,091.6         932.8
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than equity-indexed products..........       45.9           44.0            135.7         128.6
       Equity-indexed products................................        9.0            7.7             24.9           9.4
     Amortization related to operations.......................       49.3           52.4            202.0         166.6
     Interest expense on investment borrowings................        -              -                -              .1
     Other operating costs and expenses.......................       46.5           40.1            128.7         116.0
                                                                 --------       --------         --------      --------

         Total benefits and expenses..........................      555.3          457.5          1,582.9       1,353.5
                                                                 --------       --------         --------      --------

Income before net realized investment losses, net of
   related amortization and income taxes......................       66.3           68.4            174.6         189.3
                                                                 --------       --------         --------      --------

     Net realized investment losses...........................       (1.3)          (5.5)            (8.4)         (8.9)
     Amortization related to net realized investment losses...        (.6)            .2              1.0           1.2
                                                                 --------       --------         --------      --------

         Net realized investment losses, net of
           related amortization ..............................       (1.9)          (5.3)            (7.4)         (7.7)
                                                                 --------       --------         --------      --------

Income before income taxes....................................   $   64.4       $   63.1         $  167.2      $  181.6
                                                                 ========       ========         ========      ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------           -------------------
                                                                    2007           2006           2007           2006
                                                                    ----           ----           ----           ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits...............................    $359.4         $272.5         $957.0       $813.4
       Benefit ratio (a).......................................      86.9%          81.4%          84.6%        81.6%

     Medicare supplement:
       Insurance policy benefits...............................    $111.3         $106.4         $325.4       $330.7
       Benefit ratio (a).......................................      69.4%          65.6%          67.1%        67.1%

     PDP and PFFS:
       Insurance policy benefits...............................     $82.5          $17.7         $155.8        $54.0
       Benefit ratio (a).......................................      85.4%          82.1%          85.9%        88.1%

     Long-term care:
       Insurance policy benefits...............................    $165.6         $148.4         $475.8       $428.7
       Benefit ratio (a).......................................     105.8%          98.2%         102.3%        97.0%
       Interest-adjusted benefit ratio (b).....................      74.5%          68.8%          71.4%        67.5%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $49.0 million and $44.5 million in the three months ended September 30, 2007 and 2006, respectively, and $143.7 million and $130.3 million in the nine months ended September 30, 2007 and 2006, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections were $702.8 million in the third quarter of 2007, up 9.6 percent from 2006 and were $1,938.6 million in the first nine months of 2007, up 3.8 percent from 2006. Premium collections include $92.9 million and $20.8 million in the third quarters of 2007 and 2006, respectively, and $176.4 million and $58.9 million in the first nine months of 2007 and 2006, respectively, of premiums collected pursuant to the PDP and PFFS quota-share agreements with Coventry described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.9 billion in the third quarter of 2007, up 7.5 percent from 2006. Average liabilities for insurance products, net of reinsurance ceded were $9.7 billion in the first nine months of 2007, up 8.3 percent from 2006. The increase in such liabilities was primarily due to increases in annuity reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $96.8 million and $21.5 million in the third quarters of 2007 and 2006, respectively, and $181.4 million and $61.3 million in the first nine months of 2007 and 2006, respectively, of premium income from the quota-share agreements with Coventry described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry".

     Net investment income on general account invested assets (which excludes income on policyholder accounts) was $145.8 million in the third quarter of 2007, up 11 percent from 2006 and was $428.7 million in the first nine months of 2007, up 13 percent from 2006. The average balance of general account invested assets was $10.1 billion and $9.3 billion in the third quarters of 2007 and 2006, respectively. The average yield on these assets was 5.78 percent and 5.62 percent in the third quarters of 2007 and 2006, respectively. The average balance of general account invested assets was $9.9 billion and $9.1 billion in the first nine months of 2007 and 2006, respectively. The average yield on these assets was 5.77 percent and 5.57 percent in the first nine months of 2007 and 2006, respectively. The increase in general account invested assets is primarily due to sales of our annuity products in recent periods. The increase in yield is primarily due to the purchase of higher yielding investments in recent periods, including securities with longer durations and increased allocations to commercial mortgages and securities issued through private placements.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Investment gains (losses) related to equity-indexed products were $(2.1) million and $3.6 million in the third quarters of 2007 and 2006, respectively; and $6.8 million and $1.5 million in the first nine months of 2007 and 2006, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased in the fourth quarter of 2006 as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $.5 million and $2.0 million in the three and nine months ended September 30, 2007, respectively. Also during the first quarter of 2007, we recognized a death benefit of $2.7 million under the COLI.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected the release of reserve redundancies from prior years of $3.4 million and $10.1 million in the first nine months of 2007 and 2006, respectively. Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 67.8 percent and 69.1 percent in the first nine months of 2007 and 2006, respectively. Such ratios are consistent with our expectations considering premium rate increases implemented in recent periods.

     The insurance policy benefits on our PDP and PFFS business result from our quota-share reinsurance agreements with Coventry as described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry". We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. Effective July 1, 2007, we entered into a new PFFS quota-share reinsurance agreement to assume 50 percent of the business written by Coventry under one large group policy. The benefit ratio related to the PDP and PFFS business increased in the three months ended September 30, 2007 due to the higher loss ratio on the group policy (which was expected).

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous lower-priced products. These new products have been approved by the regulatory authorities in 49 states and the District of Columbia. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 105.8 percent and 98.2 percent in the third quarters of 2007 and 2006, respectively, and 102.3 percent and 97.0 percent in the first nine months of 2007 and 2006, respectively. The interest-adjusted benefit ratio on this business was 74.5 percent and 68.8 percent in the third quarters of 2007 and 2006, respectively, and 71.4 percent and 67.5 percent in the first nine months of 2007 and 2006, respectively. We experienced an increase in the number of incurred claims in the third quarter of 2007.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented the majority of these rate increases. We expect the remainder of these premium rate increases will be implemented during the next quarter. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of September 30, 2007, approximately 80 percent of the filings had been submitted for regulatory approval, and approximately 30 percent of the amounts had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next twelve months. Pursuant to our policy of changing previous assumptions used to determine the earnings from a block of insurance policies when there is a significant structural change in the block (such as a significant change in premium from rate increases), the effect of the rate increases will not be completely reflected in our benefit ratios when implemented. The aforementioned rate increases reflect a change in our previous rate increase assumptions. Accordingly, the new assumptions are reflected prospectively in our reserves and deferred insurance acquisition costs (including the value of policies inforce at the Effective Date and the cost of policies produced) using the pivot method. The pivot method is a modification to the valuation approach established when the policy was first issued, whereby our reserves and deferred insurance costs are unchanged at the time of the rate increase, but the future pattern of reserve changes is modified to reflect the relationship of expected premiums to benefits based on the current best estimate of future claim costs, morbidity, persistency and investment returns.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $45.9 million in the third quarter of 2007, up 4.3 percent from 2006 and were $135.7 million in the first nine months of 2007, up 5.5 percent from 2006. The increase is primarily due to increases in annuity reserves (resulting from higher sales of these products). The weighted average crediting rate for these products were 3.8 percent and 3.7 percent in the third quarters of 2007 and 2006, respectively, and 3.7 percent and 3.6 percent in the first nine months of 2007 and 2006, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or
(ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $49.3 million and $52.4 million in the third quarters of 2007 and 2006, respectively, and $202.0 million and $166.6 million in the first nine months of 2007 and 2006, respectively. The lapse experience on our Medicare supplement products in the third quarter of 2007 was lower than our expectations resulting in lower amortization as compared to the third quarter of 2006. During the first half of 2007 and 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $25.4 million in the first half of 2007 and $7.9 million in the first half of 2006. We believe such increases were partially related to competition from Medicare Advantage products. During the third quarter of 2007, amortization of insurance acquisition costs related to our annuity products decreased by $3.4 million due to changes in the assumptions for the yield on investments (reflecting the higher than expected yields we have been earning on the investments backing our annuity products). Also, during the first quarter of 2007, amortization of insurance acquisition costs related to long-term care policies increased by $4.1 million primarily as a result of changes to our previous assumptions related to future premium rate increases on certain long-term care policies due to either: (i) a delay in processing rate increases; or (ii) the disapproval by certain states of rate increases.

     Other operating costs and expenses in our Bankers Life segment were $46.5 million in the third quarter of 2007, up 16 percent from 2006 and were $128.7 million in the first nine months of 2007, up 11 percent from 2006. Other operating costs and expenses include the following (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------           ------------------
                                                                    2007           2006           2007          2006
                                                                    ----           ----           ----          ----
       Expenses related to the marketing and quota-share
          agreements with Coventry...........................      $  7.7          $ 4.3         $ 16.1      $ 11.1
       Commission expense....................................         4.8            5.2           15.8        15.6
       Other operating expenses..............................        34.0           30.6           96.8        89.3
                                                                    -----          -----         ------      ------

          Total..............................................       $46.5          $40.1         $128.7      $116.0
                                                                    =====          =====         ======      ======

     Net realized investment losses fluctuate each period. During the first nine months of 2007, net realized investment losses in this segment included $7.9 million of net losses from the sales of investments (primarily fixed maturities), and a $.5 million writedown of an investment resulting from a decline in fair value that we concluded was other than temporary. During the first nine months of 2006, net realized investment losses in this segment included $8.5 million of net losses from the sales of investments (primarily fixed maturities), and $.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $.6 million and $(.2) million in the third quarters of 2007 and 2006, respectively, and $(1.0) million and $(1.2) million in the first nine months of 2007 and 2006, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                   September 30,
                                                                    -------------------         -----------------------
                                                                    2007           2006         2007               2006
                                                                    ----           ----         ----               ----
Premium collections:
     Annuities.................................................  $    77.5      $   182.8    $   310.6          $   311.4
     Supplemental health.......................................      145.6          145.5        447.2              458.4
     Life......................................................       71.3           78.3        218.5              240.7
                                                                 ---------      ---------    ---------          ---------

       Total collections.......................................  $   294.4      $   406.6    $   976.3          $ 1,010.5
                                                                 =========      =========    =========          =========

Average liabilities for insurance products:
     Annuities:
       Mortality based.........................................  $   229.0      $   240.1    $   231.3          $   242.4
       Equity-indexed..........................................    1,253.9        1,386.1      1,482.8            1,338.9
       Deposit based...........................................    1,815.1        3,099.4      2,533.9            3,192.3
       Separate accounts.......................................       28.4           28.9         28.6               29.4
     Health....................................................    2,414.4        2,377.3      2,401.5            2,379.6
     Life:
       Interest sensitive......................................    3,027.6        3,046.4      3,040.6            3,059.4
       Non-interest sensitive..................................    1,386.2        1,407.3      1,363.5            1,428.8
                                                                 ---------      ---------    ---------          ---------

         Total average liabilities for insurance products, net
           of reinsurance ceded................................  $10,154.6      $11,585.5    $11,082.2          $11,670.8
                                                                 =========      =========    =========          =========

Revenues:
   Insurance policy income.....................................  $   238.7      $   245.9    $   717.0          $   749.7
   Net investment income:
     General account invested assets...........................      185.9          174.9        547.8              525.6
     Equity-indexed products...................................       (2.7)          12.1         10.4                3.1
     Trading account income related to policyholder and
       reinsurer accounts......................................        2.3            5.6          2.6                3.4
     Change in value of embedded derivatives related to
       modified coinsurance agreements.........................        (.4)          (3.3)         1.8                 .5
     Other special-purpose portfolios..........................       (3.9)           -           (3.5)               -
   Fee revenue and other income................................         .1             .8           .4                1.1
                                                                 ---------      ---------    ---------          ---------

       Total revenues..........................................      420.0          436.0      1,276.5            1,283.4
                                                                 ---------      ---------    ---------          ---------

Expenses:
   Insurance policy benefits...................................      220.3          184.1        594.1              560.2
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products......................       57.0           62.0        173.9              183.4
     Equity-indexed products...................................       19.4           22.5         56.5               25.9
   Amortization related to operations..........................       41.2           42.3        126.4              134.5
   Interest expense on investment borrowings...................        6.2             .1         11.5                 .6
   Costs related to a litigation settlement....................        8.2            -           32.2              165.8
   Loss related to an annuity coinsurance transaction..........       76.5            -           76.5                -
   Other operating costs and expenses..........................       76.3           66.5        212.7              204.9
                                                                 ---------      ---------    ---------          ---------

       Total benefits and expenses.............................      505.1          377.5      1,283.8            1,275.3
                                                                 ---------      ---------    ---------          ---------

Income (loss) before net realized investment losses, net of
   related amortization, and income taxes......................      (85.1)          58.5         (7.3)               8.1
                                                                 ---------      ---------    ---------          ---------

   Net realized investment losses..............................      (47.3)          (4.4)      (102.0)             (13.5)
   Amortization related to net realized investment losses......        8.5             .3         33.5                4.8
                                                                 ---------      ---------    ---------          ---------

       Net realized investment losses, net of related
         amortization..........................................      (38.8)          (4.1)       (68.5)              (8.7)
                                                                 ---------      ---------    ---------          ---------

Income (loss) before income taxes..............................  $  (123.9)     $    54.4    $   (75.8)         $     (.6)
                                                                 =========      =========    =========          =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------            ------------------
                                                                    2007           2006            2007          2006
                                                                    ----           ----            ----          ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits...............................    $134.2          $109.9         $332.7         $332.7
       Benefit ratio (a).......................................      89.8%           71.5%          73.5%          70.7%

     Medicare supplement:
       Insurance policy benefits...............................     $39.3           $41.2         $119.8         $119.0
       Benefit ratio (a).......................................      68.6%           66.8%          68.1%          61.3%

     Specified disease:
       Insurance policy benefits...............................     $93.1           $65.7         $206.1         $206.3
       Benefit ratio (a).......................................     103.2%           73.6%          76.3%          77.0%
       Interest-adjusted benefit ratio (b).....................      70.3%           41.2%          43.5%          45.1%

     Other:
       Insurance policy benefits...............................      $1.8            $3.0           $6.8           $7.4
       Benefit ratio (a).......................................      91.2%          108.9%         100.4%          85.1%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. In addition, interest income is an important factor in measuring the performance of this product, since approximately three-fourths of these policies have return of premium or cash value riders. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the specified disease reserves was $29.6 million and $28.9 million in the three months ended September 30, 2007 and 2006, respectively, and $88.6 million and $85.4 million in the nine months ended September 30, 2007 and 2006, respectively.

     Total premium collections were $294.4 million in the third quarter of 2007, down 28 percent from the third quarter of 2006 and were $976.3 million in the first nine months of 2007, down 3.4 percent from 2006. The decrease was primarily due

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

to lower annuity sales as we changed the pricing of specific products and we no longer emphasized the sale of certain products. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $10.2 billion in the third quarter of 2007, down 12 percent from 2006. Average liabilities for insurance products, net of reinsurance ceded were $11.1 billion in the first nine months of 2007, down 5.0 percent from 2006. The decrease in such liabilities was due primarily to a coinsurance transaction completed in the third quarter of 2007, as further discussed in the note to our consolidated financial statements entitled "Coinsurance Transaction".

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease in insurance policy income is partially due to lower premiums from our life insurance block. The lapses of these policies are exceeding new sales. In addition, we experienced higher lapses than sales from Medicare supplement products in the first nine months of 2007. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $185.9 million in the third quarter of 2007, up 6.3 percent from 2006 and was $547.8 million in the first nine months of 2007, up 4.2 percent from 2006. The average balance of general account invested assets was $12.5 billion and $12.1 billion in the third quarters of 2007 and 2006, respectively. The average yield on these assets was
5.96 percent and 5.77 percent in the third quarters of 2007 and 2006, respectively. The average balance of general account invested assets was $12.4 billion and $12.2 billion in the first nine months of 2007 and 2006, respectively. The average yield on these assets was 5.90 percent and 5.75 percent in the first nine months of 2007 and 2006, respectively. The increase in yield is primarily due to the purchase of higher yielding investments in recent periods including securities with longer durations and increased allocations to commercial mortgages and securities issued through private placements. The yield was also impacted by income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) in the first nine months of 2007 and 2006 of $3.9 million ($.4 million in the third quarter of 2007) and $8.0 million ($2.6 million in the third quarter of 2006), respectively.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(2.9) million and $7.8 million in the third quarters of 2007 and 2006, respectively; and $13.1 million and $5.2 million in the first nine months of 2007 and 2006, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account gains (losses) were $.2 million and $4.3 million in the third quarters of 2007 and 2006, respectively, and were $(2.7) million and $(2.1) million in the first nine months of 2007 and 2006, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net investment income on other special-purpose portfolios includes: (i) the change in the fair value of the trading securities purchased with a portion of the proceeds from the Advances; and (ii) the change in fair value of interest rate swaps which were purchased. Such fixed rate trading securities were matched with an interest rate swap that converts the security from a fixed rate to a floating rate basis. The change in value of the interest rate swaps was $(4.3) million in the three month period ended September 30, 2007, and $(.7) million in the nine month period ended September 30, 2007. The change in value of the trading securities was $.4 million in the three month period ended September 30, 2007, and $(2.8) million in the nine month period ended September 30, 2007. These transactions are further discussed in the note to the consolidated financial statements entitled "Investment Borrowings and Interest Rate Swaps".

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.

     Insurance margins (insurance policy income less insurance policy benefits) related to life products declined approximately $24 million in the first nine months of 2007 ($7 million of which was recognized in the third quarter of 2007), as compared to the same periods in 2006, primarily due to increased death claims.

     The benefit ratio in the first half of 2006 on Conseco Insurance Group's Medicare supplement products reflected higher policyholder lapses, following our premium rate increase actions. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits in the first nine months of 2007 and 2006 reflected claim reserve redundancies from prior years of $1.2 million and $5.4 million, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios in the first nine months of 2007 and 2006 for the Medicare supplement block would have been 68.8 percent and 64.0 percent, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products decreased by $19.2 million in the first nine months of 2007 (including a decrease of $2.5 million in the third quarter of 2007), as compared to the same periods in 2006, due to a higher benefit ratio and a smaller inforce block of business. We also experienced higher persistency in the third quarter of 2007 as compared to the third quarter of 2006 which contributed to a higher benefit ratio.

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

     The benefit ratio in the third quarter of 2007 reflects an $18.3 million out-of-period increase in insurance policy benefits which was identified by our material control weakness remediation procedures. We discovered that a key factor used to determine specified disease insurance liabilities for certain policies sold by a subsidiary prior to its acquisition by Conseco, was incorrectly set to zero, which resulted in no reserve being established for these policies. The benefit ratio excluding this increase in reserves was 82.9 percent in the third quarter of 2007. In addition to the out-of-period adjustment in the third quarter of 2007 discussed above, the benefit ratio in the first nine months of 2007 reflects a release of reserves totaling $19.3 million related to the return of premium benefit on specified disease policies. During the first quarter of 2007, we determined that the coding in our administrative system related to policies with the return of premium rider was inaccurate resulting in an overstatement of reserves. The benefit ratio excluding the two items discussed above was 76.7 percent in the first nine months of 2007. The benefit ratio for the first six months of 2006 was unfavorably affected by higher persistency of older

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

policies which have higher benefit ratios than newer policies. Insurance margins (insurance policy income less insurance policy benefits) on these products, excluding the aforementioned reserve adjustments in the first and third quarters of 2007, increased by $1.5 million in the first nine months of 2007 (net of a decrease of $8.1 million in the third quarter of 2007), as compared to the same periods in 2006.

     The benefit ratios on Conseco Insurance Group's other health products are subject to fluctuations due to the smaller size of these blocks of business. We no longer actively market these products.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $57.0 million in the third quarter of 2007, down 8.1 percent from 2006 and were $173.9 million in the first nine months of 2007, down 5.2 percent from 2006. The decrease was primarily due to a smaller block of annuity business inforce. The weighted average crediting rate for these products was 4.0 percent in both the first nine months of 2007 and 2006.

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

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Lapse rates on our Medicare supplement products have impacted our estimates of future expected premium income and, accordingly, we recognized increased (decreased) amortization expense of $(1.6) million and $7.9 million in the first nine months of 2007 and 2006, respectively. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     During the first nine months of 2007, we were required to accelerate the amortization of insurance acquisition costs related to our universal life products because the prior balance was not recoverable by the value of future estimated gross profits on this block. This additional amortization was necessary so that our insurance acquisition costs would not exceed the value of future estimated gross profits and is expected to continue to be recognized in subsequent periods. Because our insurance acquisition costs are now equal to the value of future estimated gross profits, this block is expected to generate break-even earnings in the future. In addition, results for this block are expected to exhibit increased volatility in the future, because the entire difference between our assumptions and actual experience is expected to be reflected in earnings in the period such differences occur. During the second quarter of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the second quarter of 2006 as a result of this change. During the first quarter of 2006, we made certain adjustments to our assumptions of expected future profits for the annuity and universal life blocks of business in this segment related to investment returns, lapse rates, the cost of options underlying our equity-indexed products and other refinements. We recognized additional amortization expense of $12.4 million in the first quarter of 2006 due to these changes. This increase to amortization expense was offset by a reduction to insurance policy benefit expense of $11.5 million, to reflect the effect of the changes in these assumptions on the calculation of certain insurance liabilities, such as the liability to purchase future options underlying our equity-indexed products.

     Interest expense on investment borrowings includes $6.0 million and $10.8 million of interest expense on the Advances in the three and nine months ended September 30, 2007, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings and Interest Rate Swaps".

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Costs related to a litigation settlement include legal fees and estimated amounts related to a settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The costs related to the litigation settlement recognized in 2007 represent changes to our initial estimates based on the ultimate cost of the settlement, including the effect of the recent sale of shares of our common stock distributed for the benefit of the plaintiffs pursuant to the bankruptcy plan of our Predecessor at lower market prices than previously reflected. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Loss related to an annuity coinsurance transaction resulted from the completion of a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with REALIC. Refer to the note entitled "Coinsurance Transaction" in the accompanying notes to our consolidated financial statements for further information about the transaction.

     Other operating costs and expenses were $76.3 million in the third quarter of 2007, up 15 percent from 2006 and were $212.7 million in the first nine months of 2007, up 3.8 percent from 2006. Other operating costs and expenses include commission expense of $20.2 million and $21.8 million in the third quarters of 2007 and 2006, respectively, and $60.8 million and $65.9 million in the first nine months of 2007 and 2006, respectively. During the third quarter of 2007, the Company recognized expenses of $7.3 million related to the decision to abandon certain software that will not be used consistent with our current business plan and $3.7 million of costs related to other operational initiatives and consolidation activities.

     Net realized investment losses fluctuate each period. During the first nine months of 2007, net realized investment losses in this segment included: (i) $26.4 million from the sales of investments (primarily fixed maturities); (ii) $1.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (iii) $73.7 million of writedowns of investments as a result of our intent not to hold investments for a period of time sufficient to allow for any anticipated recovery as a result of entering into a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Coinsurance Transaction". The net investment losses realized on sales of investments in the third quarter of 2007 were primarily recognized on securities collateralized by sub prime residential mortgage loans. We decided to sell these securities given our concerns regarding the effect future adverse developments in housing values could have on the value of these securities. For further information on our sub prime holdings, refer to the caption entitled "Structured Securities Collateralized by Sub Prime Residential Mortgage Loans" in the "Investments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. During the first nine months of 2006, net realized investment losses included $10.3 million of net losses from the sales of investments (primarily fixed maturities), and $3.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we no longer have the intent to hold impaired investments for a period of time sufficient to allow for any anticipated recovery), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $8.5 million and $.3 million in the third quarters of 2007 and 2006, respectively, and $33.5 million and $4.8 million in the nine months ended September 30, 2007 and 2006, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Colonial Penn (dollars in millions)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------           ---------------------
                                                                    2007           2006           2007             2006
                                                                    ----           ----           ----             ----
Premium collections:
     Life.....................................................     $ 29.3         $ 25.4         $ 82.0           $ 70.4
     Supplemental health......................................        2.6            3.0            7.9              9.1
                                                                   ------         ------         ------           ------

       Total collections......................................     $ 31.9         $ 28.4         $ 89.9           $ 79.5
                                                                   ======         ======         ======           ======

Average liabilities for insurance products:
     Annuities:
         Mortality based......................................     $ 85.1         $ 86.6         $ 85.5           $ 87.1
         Deposit based........................................        4.6            3.8            4.1              4.0
     Health...................................................       22.8           25.0           23.1             26.0
     Life:
         Interest sensitive...................................       25.5           27.5           26.2             27.8
         Non-interest sensitive...............................      558.6          551.7          558.6            553.0
                                                                   ------         ------         ------           ------

           Total average liabilities for insurance
              products, net of reinsurance ceded..............     $696.6         $694.6         $697.5           $697.9
                                                                   ======         ======         ======           ======

Revenues:
     Insurance policy income..................................     $ 32.5         $ 29.1         $ 91.2           $ 81.1
     Net investment income:
       General account invested assets........................        9.4            9.2           28.3             28.0
       Trading account income related to reinsurer
         accounts.............................................        2.3            9.5           (3.2)            (4.5)
       Change in value of embedded derivatives related
         to modified coinsurance agreements...................       (2.3)          (9.5)           3.2              4.5
     Fee revenue and other income.............................         .2             .1             .5               .4
                                                                   ------         ------         ------           ------

         Total revenues.......................................       42.1           38.4          120.0            109.5
                                                                   ------         ------         ------           ------

Expenses:
     Insurance policy benefits................................       26.3           25.2           75.8             68.7
     Amounts added to annuity and interest-sensitive
         life product account balances........................         .3             .4             .9              1.0
     Amortization related to operations.......................        5.1            4.4           14.8             12.7
     Other operating costs and expenses.......................        3.4            3.8           10.2             10.9
                                                                   ------         ------         ------           ------

         Total benefits and expenses..........................       35.1           33.8          101.7             93.3
                                                                   ------         ------         ------           ------

Income before net realized investment gains (losses)
     and income taxes.........................................        7.0            4.6           18.3             16.2

       Net realized investment gains (losses).................         .3            (.9)            .4               .8
                                                                   ------         ------         ------           ------

Income before income taxes....................................     $  7.3         $  3.7         $ 18.7           $ 17.0
                                                                   ======         ======         ======           ======

     Total premium collections were $31.9 million in the third quarter of 2007, up 12 percent from 2006 and were $89.9 million in the first nine months of 2007, up 13 percent from 2006. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.4 million in the third quarter of 2007, up 2.2 percent from 2006 and was $28.3 million in the first nine months of 2007, up 1.1 percent from 2006. The average balance of general account invested assets was $.7 billion in both the third quarters of 2007 and 2006. The average yield on these assets was 5.71 percent and 5.40 percent in the third quarters of 2007 and 2006, respectively. The average balance of general account invested assets was $.7 billion in both the first nine months of 2007 and 2006. The average yield on these assets was 5.66 percent and 5.43 percent in the first nine months of 2007 and 2006, respectively.

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

     Net realized investment gains (losses) fluctuate each period. We recognized net realized investment gains (losses) in this segment of $.3 million and $(.9) million from the sales of investments (primarily fixed maturities) in the third quarters of 2007 and 2006, respectively, and $.4 million and $.8 million in the first nine months of 2007 and 2006, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                    Three months ended            Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         ---------------------
                                                                    2007           2006         2007             2006
                                                                    ----           ----         ----             ----
Premium collections:
     Long-term care...........................................   $   75.2       $   79.6      $  231.4         $  247.1
     Major medical...........................................          .5             .8           1.7              4.1
                                                                 --------       --------      --------         --------

          Total collections...................................   $   75.7       $   80.4      $  233.1         $  251.2
                                                                 ========       ========      ========         ========

Average liabilities for insurance products:
     Long-term care...........................................   $3,404.3       $3,212.2      $3,344.2         $3,225.9
     Major medical............................................       24.2           29.4          24.8             29.4
                                                                 --------       --------      --------         --------

          Total average liabilities for insurance products,
              net of reinsurance ceded........................   $3,428.5       $3,241.6      $3,369.0         $3,255.3
                                                                 ========       ========      ========         ========

Revenues:
     Insurance policy income..................................   $   77.2       $   83.4      $  234.8         $  254.4
     Net investment income on general account invested
       assets.................................................       48.8           44.6         143.4            133.9
     Fee revenue and other income.............................         .1             .1            .3               .3
                                                                 --------       --------      --------         --------

         Total revenues.......................................      126.1          128.1         378.5            388.6
                                                                 --------       --------      --------         --------

Expenses:
     Insurance policy benefits................................      106.0          113.4         467.6            294.6
     Amortization related to operations.......................        5.6            5.6          17.1             12.6
     Other operating costs and expenses.......................       17.4           22.1          60.8             66.0
                                                                 --------       --------      --------         --------

         Total benefits and expenses..........................      129.0          141.1         545.5            373.2
                                                                 --------       --------      --------         --------

Income (loss) before net realized investment gains
     (losses) and income taxes................................       (2.9)         (13.0)       (167.0)            15.4

     Net realized investment gains (losses)...................        1.9          (10.8)          1.6             (6.8)
                                                                 --------       --------      --------         --------

Income (loss) before income taxes.............................   $   (1.0)      $  (23.8)     $ (165.4)        $    8.6
                                                                 ========       ========      ========         ========

Health benefit ratios:
       Insurance policy benefits..............................     $106.0         $113.4        $467.6           $294.6
       Benefit ratio (a)......................................      137.4%         136.0%        199.2%           115.8%
       Interest-adjusted benefit ratio (b)....................       75.1%          83.1%        139.1%            63.8%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $48.0 million and $44.1 million in the three months ended September 30, 2007 and 2006, respectively, and $141.1 million and $132.3 million in the nine months ended September 30, 2007 and 2006, respectively.

     Total premium collections were $75.7 million in the third quarter of 2007, down 5.8 percent from 2006 and were $233.1 million in the first nine months of 2007, down 7.2 percent from 2006. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $48.8 million in the third quarter of 2007, up 9.4 percent from 2006 and was $143.4 million in the first nine months of 2007, up 7.1 percent from 2006. The average balance of general account invested assets was $3.3 billion and $3.0 billion in the third quarters of 2007 and 2006, respectively. The average yield on these assets was
5.91 percent in both the third quarters of 2007 and 2006. The average balance of general account invested assets was $3.2 billion and $3.0 billion in the first nine months of 2007 and 2006, respectively. The average yield on these assets was 5.92 percent and 5.87 percent in the first nine months of 2007 and 2006, respectively. The increase in yield is primarily due to the purchase of higher yielding fixed maturity investments in recent periods, including securities with longer durations.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits in the third quarter of 2007 decreased 6.5 percent to $106.0 million compared to $113.4 million in the same period of 2006. Insurance policy benefits in the nine months ended September 30, 2007 increased 59 percent to $467.6 million compared to $294.6 million in the same period of 2006. The benefit ratio on our Other Business in Run-off segment was 137.4 percent and 136.0 percent in the third quarters of 2007 and 2006, respectively, and 199.2 percent and 115.8 percent in the first nine months of 2007 and 2006, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $129.7 million and $42.6 million in the first nine months of 2007 and 2006, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 143.9 percent and 99.0 percent in the first nine months of 2007 and 2006, respectively. In the third quarter of 2007, our insurance policy benefits reflected reserve redundancies from prior periods of $3.4 million.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

business was 75.1 percent and 83.1 percent in the third quarters of 2007 and 2006, respectively, and 139.1 percent and 63.8 percent in the first nine months of 2007 and 2006, respectively.

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

     In the third quarter of 2007, the results of this segment were affected by two partially offsetting adjustments. First, our material control weakness remediation procedures identified issues whereby the release of active life reserves for policies which had lapsed primarily due to death was not occurring on a timely basis due to a weakness in the design of our internal controls. The correction of this issue and the appropriate release of active life reserves resulted in a decrease to insurance policy benefits of $20.1 million during the third quarter of 2007. Second, we made changes to certain reserve estimates for waiver of premium benefits and for policies with inflation benefits that have elected a non-forfeiture benefit. These changes in estimates resulted in an increase to insurance policy benefits of $13.5 million.

     In each quarterly period, we calculate our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period. Our actuaries estimate these claim reserves using various generally recognized actuarial methodologies which are based on informed estimates and judgments that are believed to be appropriate. Additionally, an external actuarial firm provides consulting services which involve a review of the Company's judgments and estimates for claim reserves on the long-term care block in the Other Business in Run-off segment on a quarterly basis. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. Significant assumptions made in estimating claim reserves for long-term care policies include expectations about the: (i) future duration of existing claims; (ii) cost of care and benefit utilization; (iii) interest rate utilized to discount claim reserves; (iv) claims that have been incurred but not yet reported; (v) claim status on the reporting date; (vi) claims that have been closed but are expected to reopen; and (vii) correspondence that has been received that will ultimately become claims that have payments associated with them. In the third quarter of 2007, there was no unusual development related to claim liabilities.

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

     o We increased our reserves by $31 million related to a block of long-term care policies originally sold by Transport Life Insurance Company ("Transport") and acquired by our Predecessor. We estimate claim reserves for this block of business using an aggregate paid loss development method, which uses historical payment patterns to project ultimate losses for all the claims in a given incurral period. We refined our loss development assumptions by developing separate assumption tables for claimants with and without lifetime benefit periods and for claimants with and without inflationary benefits, since this block's recent loss experience has been extremely sensitive to the mix of its business. This adjustment further improves the estimate that was made during the first quarter of 2007, which is described in further detail below. This adjustment relates to our assumption of future duration of existing claims.

     o We increased our claim reserves by $23 million to better reflect fluctuations in claim inventories related to certain blocks of business. This increase relates to our estimate of claim status on the reporting date.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o We increased our claim reserves by $17 million for our estimate of incurred but not reported claims, reflecting recent experience and the impact of the other adjustments.

     During the first quarter of 2007, we recorded a pre-tax adjustment that increased policy benefits for the Transport block by $22 million. We found that our previous claim estimates on this block were deficient because claims on policies with lifetime benefits and inflation benefits had increased significantly in recent periods. Since the policies with these benefits will have longer average claim payout periods than similar policies without such benefits, a shift in the mix of claimants can have a significant impact on incurred claims that is not immediately reflected using a completion factor methodology. We improved our methodologies to address this and other shortcomings of the aggregate loss development methodology, which resulted in the pre-tax adjustment.

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

     We have been aggressively seeking rate increases and pursuing other actions on such long-term care policies. We have filed approximately 350 requests for rate increases on various long-term care products in this segment as we believe the existing rates are too low. In many instances, we have requested three years of consecutive rate increases. We estimate that our revenue could ultimately increase by approximately $35 million per year as a result of the first round of rate increases, if the rate increases are approved and the policyholders accept the increases as we expect (some policyholders will choose to reduce benefits (and therefore their premiums), others will choose to allow their policies to lapse and certain policyholders will have the opportunity to choose a non-forfeiture option which will provide a reduced benefit with no future premiums). The impact of the second and third year rate increases will be somewhat smaller as the block continues to run off. To date, we have received approvals and implemented rate increases equivalent to approximately 86 percent of our $35 million estimate. The effects of the approved rate increases have been partially realized with the remaining impact expected to be realized over the next year. The remaining first round rate increase filings are expected to be approved and implemented over the next twelve months, and the full financial effect of the first year of rate increases will take approximately two years to be fully realized. Beginning in the second quarter of 2007, we have filed requests for additional rate increases on many of the same policies. As of September 30, 2007, approximately 70 percent of the filings had been submitted for regulatory approval, and approximately 11 percent of the estimated total amounts had been approved by regulators. The full effect of all three years of rate increases will take as long as five years to be fully realized. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the rate increases currently pending or for the additional rate increases we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

     Pursuant to our policy of changing previous assumptions used to determine the earnings from a block of insurance policies when there is a significant structural change in the block (such as a significant change in premium from rate increases), the effect of the rate increases will not be completely reflected in our benefit ratios when implemented. The aforementioned rate increases reflect a change in our previous rate increase assumptions. Accordingly, the new assumptions are reflected prospectively in our reserves and deferred insurance acquisition costs using the pivot method. The pivot method is a modification to the valuation approach established when the policy was first issued, whereby our reserves and deferred

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

insurance costs are unchanged at the time of the rate increase, but the future pattern of reserve changes is modified to reflect the relationship of expected premiums to benefits based on the current best estimate of future claim costs, morbidity, persistency and investment returns.

     Amortization related to operations includes amortization of insurance acquisition costs.

     Other operating costs and expenses were $17.4 million in the third quarter of 2007, down 21 percent from 2006 and were $60.8 million in the first nine months of 2007, down 7.9 percent from 2006. Other operating costs and expenses include commission expense of $7.8 million and $8.8 million in the third quarters of 2007 and 2006, respectively, and $24.1 million and $27.6 million in the first nine months of 2007 and 2006, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first nine months of 2007 we recognized net realized investment gains of $1.6 million from the sales of investments (primarily fixed maturities). During the first nine months of 2006, net realized investment gains included $.9 million of net gains from the sales of investments (primarily fixed maturities), net of $7.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. There were no such writedowns in the first nine months of 2007.

Corporate Operations (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------          ----------------------
                                                                    2007           2006          2007              2006
                                                                    ----           ----          ----              ----
Corporate operations:
    Interest expense on corporate debt.........................    $(20.2)        $(12.5)      $ (53.2)           $(36.9)
    Net investment income .....................................       2.8            1.1           4.7               2.9
    Fee revenue and other income...............................       4.2            2.3           8.3               7.2
    Net operating results of variable interest entity..........       2.6            2.9           7.3               3.9
    Costs related to a litigation settlement...................      (8.2)           -           (32.2)             (8.9)
    Other operating costs and expenses.........................     (10.1)         (14.3)        (37.0)            (31.7)
                                                                   ------         ------       -------            ------

      Loss before net realized investment losses
        and income taxes.......................................     (28.9)         (20.5)       (102.1)            (63.5)

    Net realized investment losses.............................      (4.7)           (.2)         (5.9)              (.2)
                                                                   ------         ------       -------            ------

      Loss before income taxes.................................    $(33.6)        $(20.7)      $(108.0)           $(63.7)
                                                                   ======         ======       =======            ======

     Interest expense on corporate debt was impacted by the amendments of the Company's credit facility in June 2007 and October 2006. Our average corporate debt outstanding was $1,082.9 million and $823.4 million during the first nine months of 2007 and 2006, respectively. The average interest rate on our debt was
6.2 percent and 5.5 percent during the first nine months of 2007 and 2006, respectively.

     Net investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In the third quarter of 2007, our wholly owned investment management subsidiary recognized performance-based fees of $2.4 million resulting from the liquidation of two portfolios that were managed by the subsidiary. Excluding such performance-based fees, fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

and other permitted assets. Such consolidation requirements did not have a material impact on our financial condition or results of operations.

     Costs related to a litigation settlement include legal and other costs incurred by the Corporate Operations segment to defend the non-insurance company allegations made in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. Refer to the captions entitled:
(i) "Costs related to a litigation settlement" included in the results of operations section for the Conseco Insurance Group segment; and (ii) "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings" for further information related to this case.

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

     Net realized investment losses in the first nine months of 2007 included:
(i) $4.7 million from the sale of an investment; and (ii) a writedown of $1.2 million due to an other-than-temporary decline in the value of an investment.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

allow their policies to lapse, this would reduce our premium income and profitability in the future.

       Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                    Three months ended            Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------         ---------------------
                                                                    2007           2006         2007             2006
                                                                    ----           ----         ----             ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).............................      $128.4         $ 81.8       $  305.3       $  210.4
                                                                   ------         ------       --------       --------

     Other fixed (first-year)................................       122.1          195.5          356.2          536.7
     Other fixed (renewal)...................................          .4             .9            2.1            2.8
                                                                   ------         ------       --------       --------
       Subtotal - other fixed annuities......................       122.5          196.4          358.3          539.5
                                                                   ------         ------       --------       --------

       Total annuities.......................................       250.9          278.2          663.6          749.9
                                                                   ------         ------       --------       --------

   Supplemental health:
     Medicare supplement (first-year)........................        19.3           23.2           61.5           72.5
     Medicare supplement (renewal)...........................       133.6          123.5          412.2          399.4
                                                                   ------         ------       --------       --------
       Subtotal - Medicare supplement........................       152.9          146.7          473.7          471.9
                                                                   ------         ------       --------       --------
     Long-term care (first-year).............................        11.7           12.0           35.5           39.3
     Long-term care (renewal)................................       142.8          133.0          432.6          402.9
                                                                   ------         ------       --------       --------
       Subtotal - long-term care.............................       154.5          145.0          468.1          442.2
                                                                   ------         ------       --------       --------
     PDP and PFFS (first year)...............................        78.5           20.8          120.4           58.9
     PDP (renewal)...........................................        14.4            -             56.0            -
                                                                   ------         ------       --------       --------
       Subtotal - PDP and PFFS...............................        92.9           20.8          176.4           58.9
                                                                   ------         ------       --------       --------
     Other health (first-year)...............................          .3             .4             .7             .8
     Other health (renewal)..................................         2.2            2.2            6.8            6.8
                                                                   ------         ------       --------       --------
       Subtotal - other health...............................         2.5            2.6            7.5            7.6
                                                                   ------         ------       --------       --------

       Total supplemental health.............................       402.8          315.1        1,125.7          980.6
                                                                   ------         ------       --------       --------

   Life insurance:
     First-year..............................................        21.2           24.4           67.9           68.4
     Renewal.................................................        27.9           23.4           81.4           69.2
                                                                   ------         ------       --------       --------

       Total life insurance..................................        49.1           47.8          149.3          137.6
                                                                   ------         ------       --------       --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products....................................       381.5          358.1          947.5          987.0
     Total renewal premium collections on
       insurance products....................................       321.3          283.0          991.1          881.1
                                                                   ------         ------       --------       --------

       Total collections on insurance products...............      $702.8         $641.1       $1,938.6       $1,868.1
                                                                   ======         ======       ========       ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment decreased 9.8 percent, to $250.9 million, in the third quarter of 2007, and 12 percent, to $663.6 million, in the first nine months of 2007, as compared to the same periods in 2006. Premium collections from our equity-indexed products were favorably impacted in 2007 by the general stock market performance in recent periods which has made these products attractive to certain customers. The increase in short-term interest rates in recent periods

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive.

     Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased 4.2 percent, to $152.9 million, in the third quarter of 2007, and .4 percent, to $473.7 million, in the first nine months of 2007, as compared to the same periods in 2006 primarily due to higher persistency, partially offset by lower new sales.

     Premiums collected on Bankers Life's long-term care policies increased 6.6 percent, to $154.5 million, in the third quarter of 2007, and 5.9 percent, to $468.1 million, in the first nine months of 2007, compared to the same periods in 2006 primarily due to higher premiums associated with the policies that were impacted by the rate increases which became effective in 2006.

     Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Effective July 1, 2007, we entered into a new PFFS quota-share reinsurance agreement with Coventry pursuant to which we received $43.3 million of first-year premiums in the third quarter of 2007. These agreements are described in Critical Accounting Policies under the caption "Accounting for marketing and quota-share agreements with Coventry".

     Other health products relate to other health products which we no longer actively market.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment increased 2.7 percent, to $49.1 million, in the third quarter of 2007, and 8.5 percent, to $149.3 million, in the first nine months of 2007, compared to the same periods in 2006, due to an increased focus on life products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    -------------------           -------------------
                                                                    2007           2006           2007           2006
                                                                    ----           ----           ----           ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)...............................    $ 70.7         $166.3        $281.7        $  264.2
     Equity-indexed (renewal)..................................       2.5            1.9           7.2             7.2
                                                                   ------         ------        ------        --------
       Subtotal - equity-indexed annuities.....................      73.2          168.2         288.9           271.4
                                                                   ------         ------        ------        --------
     Other fixed (first-year)..................................       2.5           12.5          16.1            33.2
     Other fixed (renewal).....................................       1.8            2.1           5.6             6.8
                                                                   ------         ------        ------        --------
       Subtotal - other fixed annuities........................       4.3           14.6          21.7            40.0
                                                                   ------         ------        ------        --------

       Total annuities.........................................      77.5          182.8         310.6           311.4
                                                                   ------         ------        ------        --------

   Supplemental health:
     Medicare supplement (first-year)..........................       4.2            6.5          16.0            22.7
     Medicare supplement (renewal).............................      50.6           48.1         154.7           159.7
                                                                   ------         ------        ------        --------
       Subtotal - Medicare supplement..........................      54.8           54.6         170.7           182.4
                                                                   ------         ------        ------        --------
     Specified disease (first-year)............................       7.7            6.8          22.7            21.0
     Specified disease (renewal)...............................      81.0           81.3         247.2           247.3
                                                                   ------         ------        ------        --------
       Subtotal - specified disease............................      88.7           88.1         269.9           268.3
                                                                   ------         ------        ------        --------
     Other health (renewal)....................................       2.1            2.8           6.6             7.7
                                                                   ------         ------        ------        --------

       Total supplemental health...............................     145.6          145.5         447.2           458.4
                                                                   ------         ------        ------        --------

   Life insurance:
     First-year................................................       1.3            1.7           3.6             5.1
     Renewal...................................................      70.0           76.6         214.9           235.6
                                                                   ------         ------        ------        --------

       Total life insurance....................................      71.3           78.3         218.5           240.7
                                                                   ------         ------        ------        --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products......................................      86.4          193.8         340.1           346.2
     Total renewal premium collections on
       insurance products......................................     208.0          212.8         636.2           664.3
                                                                   ------         ------        ------        --------

       Total collections on insurance products.................    $294.4         $406.6        $976.3        $1,010.5
                                                                   ======         ======        ======        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment decreased 58 percent, to $77.5 million, in the third quarter of 2007, and .3 percent, to $310.6 million, in the first nine months of 2007, compared to the same periods in 2006.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for these products decreased 56 percent, to $73.2 million, in the third quarter of 2007, and increased 6.4 percent, to $288.9 million, in the first nine months of 2007, compared to the same periods in 2006. During the third quarter of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums. The increase in the first nine months of 2007 is due to the recent introduction of several new products distributed through our new national partners. In addition, these products have become relatively attractive due to general stock market conditions in recent periods.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased 71 percent, to $4.3 million, in the third quarter of 2007, and 46 percent, to $21.7 million, in the first nine months of 2007, compared to the same periods in 2006. The increase in short-term interest rates in recent periods resulted in lower first-year fixed annuity sales as certain other competing products have become attractive.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment increased .4 percent, to $54.8 million, in the third quarter of 2007, and decreased 6.4 percent, to $170.7 million, in the first nine months of 2007, as compared to the same periods in 2006. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products in the 2007 periods were comparable to the same periods in 2006.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 8.9 percent, to $71.3 million, in the third quarter of 2007, and 9.2 percent, to $218.5 million, in the first nine months of 2007, compared to the same periods in 2006.

Colonial Penn (dollars in millions)

                                                                    Three months ended            Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------           -------------------
                                                                    2007           2006           2007           2006
                                                                    ----           ----           ----           ----
Premiums collected by product:

Life insurance:
     First-year...............................................      $ 7.4          $ 5.8         $21.1           $17.0
     Renewal..................................................       21.9           19.6          60.9            53.4
                                                                    -----          -----         -----           -----

       Total life insurance...................................       29.3           25.4          82.0            70.4
                                                                    -----          -----         -----           -----

Supplemental health:
     Medicare supplement (renewal)............................        2.3            2.7           7.1             8.2
     Other health (renewal)...................................         .3             .3            .8              .9
                                                                    -----          -----         -----           -----

       Total supplemental health..............................        2.6            3.0           7.9             9.1
                                                                    -----          -----         -----           -----


Collections on insurance products:

     Total first-year premium collections on insurance
       products...............................................        7.4            5.8          21.1            17.0
     Total renewal premium collections on insurance
       products...............................................       24.5           22.6          68.8            62.5
                                                                    -----          -----         -----           -----

       Total collections on insurance products................      $31.9          $28.4         $89.9           $79.5
                                                                    =====          =====         =====           =====

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 15 percent, to $29.3 million, in the third quarter of 2007, and increased 16 percent, to $82.0 million, in the first nine months of 2007, compared to the same periods in 2006. Collected premiums have been affected by increased advertising.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Graded benefit life products sold through our direct response marketing channel accounted for $28.3 million and $24.3 million of our total collected premiums in the third quarters of 2007 and 2006, respectively, and $78.5 million and $66.7 million, in the first nine months of 2007 and 2006, respectively.

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

Other Business in Run-off (dollars in millions):

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------           -------------------
                                                                    2007           2006           2007           2006
                                                                    ----           ----           ----           ----
Premiums collected by product:

   Long-term care (renewal)....................................     $75.2          $79.6        $231.4          $247.1

   Major medical (renewal).....................................        .5             .8           1.7             4.1
                                                                    -----          -----        ------          ------

     Total renewal premium collections on insurance products...     $75.7          $80.4        $233.1          $251.2
                                                                    =====          =====        ======          ======

     The Other Business in Run-off segment includes: (i) long-term care products written in prior years through independent agents; and (ii) group and individual major medical business in run-off.

     Long-term care premiums collected in this segment decreased 5.5 percent, to $75.2 million, in the third quarter of 2007, and 6.4 percent, to $231.4 million, in the first nine months of 2007, compared to the same periods in 2006. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Conseco in 1996 and 1997. We ceased selling new long-term care policies through professional independent producers in 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2007 and December 31, 2006, primarily reflect: (i) our net loss for the nine months ended September 30, 2007; (ii) the effect of the coinsurance transaction which was recorded in the third quarter of 2007 as further discussed in the note to the financial statements entitled "Coinsurance Transaction"; and (iii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2007, we decreased the carrying value of such investments by $553.3 million as a result of this fair value adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

       Our capital structure as of September 30, 2007, and December 31, 2006, was as follows (dollars in millions):

                                                                            September 30,    December 31,
                                                                                2007             2006
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $1,195.7         $1,000.8

    Shareholders' equity:
       Preferred stock.....................................................        -              667.8
       Common stock........................................................        1.9              1.5
       Additional paid-in capital..........................................    4,094.6          3,473.2
       Accumulated other comprehensive loss................................     (316.0)           (72.6)
       Retained earnings...................................................      523.2            643.2
                                                                              --------         --------

          Total shareholders' equity.......................................    4,303.7          4,713.1
                                                                              --------         --------

          Total capital....................................................   $5,499.4         $5,713.9
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2007, and as of and for the year ended December 31, 2006:

                                                                                              September 30,   December 31,
                                                                                                  2007            2006
                                                                                                  ----            ----
Book value per common share...................................................................   $23.10          $26.58
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................   $24.79           27.06

Ratio of earnings to fixed charges............................................................       (b)           1.30x

Ratio of earnings to fixed charges and preferred dividends....................................       (c)           1.16x

Debt to total capital ratios:
   Corporate debt to total capital............................................................       22%             18%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       21%             17%
   Corporate debt and preferred stock to total capital........................................       22%             29%
   Corporate debt and preferred stock to total capital, excluding accumulated other
     comprehensive income (loss) (a)..........................................................       21%             29%

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

(b)  For such ratio, earnings were $163.3 million less than fixed charges.

(c)  For such ratio, earnings were $185.6 million less than fixed charges.

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

     The Company announced on August 1, 2006, that it had reached a proposed settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The Court entered final judgment in the case on July 5, 2007. Based on our estimates of the ultimate cash payments required to implement the settlement, we believe there are adequate sources of liquidity to satisfy such requirements. Such estimates are subject to significant judgment, including the form of policy benefit enhancement chosen by the inforce policyholders. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings".

     In the first quarter of 2007, Conseco Life became a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of advances. At September 30, 2007, the carrying value of the FHLBI common stock was $22.5 million. Advances totaled $450.0 million in the first nine months of 2007, and the proceeds were used to purchase primarily investment-grade fixed maturity securities. The Advances are classified as investment borrowings in the accompanying consolidated balance sheet. The Advances are collateralized by investments with an estimated fair value of $517.7 million at September 30, 2007, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the Advances (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                 at September 30, 2007
                       --------                  ----                 ---------------------
                        $100.0              February 2012              Variable rate - 5.349%
                         100.0              March 2012                 Variable rate - 5.350%
                          54.0              May 2012                   Variable rate - 5.494%
                         146.0              November 2015              Fixed rate - 5.300%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 5.420%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from Moody's are "Baa3" and Conseco Senior's rating is "Caal". On September 7, 2007, Moody's affirmed the financial strength ratings of our core insurance subsidiaries and Conseco Senior and revised its outlook on all our insurance subsidiaries to negative from stable. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are considered "vulnerable" and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Baa3" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Baa3" rating and the "Caa1" rating from Moody's are the tenth and seventeenth highest, respectively, of twenty-one possible ratings.

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, as such insurance subsidiaries have incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves and an increase in initial claims during 2006 and 2007 related to long-term care policies. We do not expect the regulators to take any actions against Conseco Senior or Conseco Life that would have a material adverse effect on the financial position or results of operations of these companies.

     Conseco Senior has been aggressively seeking rate increases and pursuing other actions on its long-term care policies. We have filed approximately 350 requests for rate increases on various long-term care products in this segment as we believe the existing rates are too low. In many instances, we are requesting three years of consecutive rate increases. Beginning in the second quarter of 2007, we have filed requests for additional rate increases on many of the same policies. The effect of all three years of rate increases will take as long as five years to be fully realized. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is possible that we will not be able to obtain approval for rate increases currently pending or for the additional rate increases we plan to file. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to establish a premium deficiency reserve. If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue inforce. We believe that the series of smaller rate increases we are seeking could mitigate these effects.

     Liquidity of the Holding Companies

     At September 30, 2007, Conseco Inc. and CDOC held unrestricted cash of $141.0 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made capital contributions totaling $160.0 million to our top tier insurance subsidiary in the first nine months of 2007.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During the first nine months of 2007, our top tier insurance subsidiary paid dividends of $50.0 million to CDOC.

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

     o an increase in the general basket for restricted payments in an aggregate amount of up to $300 million over the term of the facility (of which, only $200 million may be paid in the year commencing June 12, 2007); and

     o the Company to be able to request the addition of up to two new facilities or up to two increases in the credit facility of up to $330 million (but with the commitment increases made between June 12, 2007 and June 12, 2008 limited to $130 million), subject to compliance with certain financial covenants and other conditions. Such increases would be effective as of a date that is at least 90 days prior to the scheduled maturity date.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     During the first nine months of 2007, we made scheduled principal payments totaling $5.6 million on our Second Amended Credit Facility. The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

            Remainder of 2007.............................  $    2.2
            2008..........................................       8.7
            2009..........................................       8.7
            2010..........................................     338.8
            2011..........................................       8.7
            2012..........................................       8.8
            2013..........................................     821.8
                                                            --------

                                                            $1,197.7
                                                            ========

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2007. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances;
(iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, if applicable, would not be paid prior to the first quarter of 2008). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof. As described in the Second Amended Credit Facility, the Company may reinvest any portion of the proceeds from asset sales in assets useful to its business, subject to certain restrictions defined in the Second Amended Credit Facility. The Company intends to use the majority of the ceding commission received from REALIC in the coinsurance transaction, as further described in the note to the financial statements entitled "Coinsurance Transaction", to fund the recapture of a block of traditional life insurance inforce, as further described in the note to the consolidated financial statements entitled "Subsequent Event".

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility (of which, only $200.0 million may be paid in the year beginning June 12, 2007). As further discussed in the note to the consolidated financial statements entitled "Changes in Common Stock", we repurchased 4.0 million shares of our common stock for $64.3 million in the first nine months of 2007 (of which, $34.7 million was paid in the year beginning June 12, 2007).

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At September 30, 2007, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $13,029.6       $57.3      $(417.9)    $12,669.0
   United States Treasury securities and obligations of
     United States government corporations and agencies................     1,045.3        12.0         (6.4)      1,050.9
   States and political subdivisions...................................       569.4         2.9        (11.6)        560.7
   Debt securities issued by foreign governments.......................        53.0          .8          (.2)         53.6
   Structured securities ..............................................     4,721.7         1.9       (128.6)      4,595.0
Below-investment grade (primarily corporate securities)................     1,654.6         6.1        (78.2)      1,582.5
                                                                          ---------       -----      -------     ---------

   Total actively managed fixed maturities.............................   $21,073.6       $81.0      $(642.9)    $20,511.7
                                                                          =========       =====      =======     =========

Equity securities......................................................       $34.3        $1.3         $(.1)        $35.5
                                                                              =====        ====         ====         =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of September 30, 2007 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 4,655.7           22.7%
   Manufacturing........................................................................        3,333.4           16.3
   Bank and finance.....................................................................        2,069.7           10.1
   Utilities............................................................................        1,681.8            8.2
   Services.............................................................................        1,599.1            7.8
   U.S. Government......................................................................        1,050.9            5.1
   Communications.......................................................................          993.2            4.8
   Agriculture, forestry and mining.....................................................          897.9            4.4
   Holding and other investment offices.................................................          789.3            3.9
   Retail and wholesale.................................................................          727.0            3.5
   Transportation.......................................................................          613.7            3.0
   States and political subdivisions....................................................          560.7            2.7
   Asset-backed securities..............................................................          488.6            2.4
   Other................................................................................        1,050.7            5.1
                                                                                              ---------          -----

      Total actively managed fixed maturities...........................................      $20,511.7          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At September 30, 2007, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,654.6 million, or 7.9 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,582.5 million, or 96 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $484.8 million and an estimated fair value of $462.6 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

securities and are not obligations of the Company. At September 30, 2007, our total investment in the VIE was $48.7 million, and $47.0 million of such investment was rated BBB.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Based on historical performance, risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more financially leveraged, hence, all other things being equal, more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Net Realized Investment Gains (Losses)

     During the first nine months of 2007, net realized investment losses included: (i) $37.0 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $5.1 billion; (ii) $3.6 million of writedowns of investments for other than temporary declines in fair value; and
(iii) $73.7 million of writedowns of investments as a result of our intent not to hold investments for a period of time sufficient to allow for any anticipated recovery as a result of entering into a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Coinsurance Transaction". During the first nine months of 2006, we recognized net realized investment losses of $28.6 million, which were comprised of $17.3 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $4.1 billion, and $11.3 million of writedowns of investments for other than temporary declines in fair value. At September 30, 2007, investments in default as to the payment of principal or interest had both an aggregate amortized cost and carrying value of $7.0 million.

     During the nine months ended September 30, 2007, we sold $2.5 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $94.3 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2007, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                             Estimated
                                                                                             Amortized         fair
                                                                                               cost            value
                                                                                             ---------       ---------
Due in one year or less.................................................................     $    76.5      $    75.2
Due after one year through five years...................................................         960.8          941.2
Due after five years through ten years..................................................       4,760.8        4,617.5
Due after ten years.....................................................................       6,555.7        6,214.6
                                                                                             ---------      ---------

   Subtotal.............................................................................      12,353.8       11,848.5

Structured securities...................................................................       4,453.5        4,315.9
                                                                                             ---------      ---------

   Total................................................................................     $16,807.3      $16,164.4
                                                                                             =========      =========

     At September 30, 2007, we held no investments in our fixed maturity portfolio which were rated below-investment grade and had unrealized loss positions exceeding 20 percent of their cost basis.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2007 (dollars in millions):

                                           Less than 12 months       12 months or greater                Total
                                      ------------------------- ---------------------------  ------------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......  $    72.2     $  (1.3)    $  630.1      $  (5.1)     $   702.3      $  (6.4)

     States and political subdivisions.      211.7        (4.6)       172.9         (7.0)         384.6        (11.6)

     Debt securities issued by
        foreign governments............       29.1         (.2)         -            -             29.1          (.2)

     Corporate securities..............    7,780.1      (305.7)     2,952.3       (181.4)      10,732.4       (487.1)

     Structured securities.............    2,247.1       (70.4)     2,068.9        (67.2)       4,316.0       (137.6)
                                         ---------     -------     --------      -------      ---------      --------

     Total actively managed
        fixed maturities...............  $10,340.2     $(382.2)    $5,824.2      $(260.7)     $16,164.4      $(642.9)
                                         =========     =======     ========      =======      =========      =======

     Equity securities.................        $.2        $(.1)       $  -        $  -              $.2         $(.1)
                                               ===        ====        =====       ======            ===         ====

     Based on management's current assessment of investments with unrealized losses at September 30, 2007, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). The Company has no current plans to sell these securities and has the ability to hold them to maturity. If the Company concludes in future periods that the unrealized loss is other than temporary, a charge to earnings would be recognized.

     Structured Securities

     At September 30, 2007, fixed maturity investments included $4.7 billion of structured securities (or 23 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on mortgage-backed securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; relative changes in home price values; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

     For structured and asset-backed securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in the first nine months of 2007.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2007 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  128.0      $  127.7    $  123.6
4 percent - 5 percent...............................................................      645.4         623.1       612.8
5 percent - 6 percent...............................................................    3,225.8       3,178.2     3,079.8
6 percent - 7 percent...............................................................      782.2         757.7       736.8
7 percent - 8 percent...............................................................       77.9          80.0        79.9
8 percent and above.................................................................       24.1          24.5        22.8
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $4,883.4      $4,791.2    $4,655.7
                                                                                       ========      ========    ========

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $69.5 million and $60.7 million, respectively.

     The amortized cost and estimated fair value of structured securities at September 30, 2007, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               ---------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount     maturities
----                                                                          ----             ------     ----------
Pass-throughs, sequentials and equivalent securities.....................   $2,170.2          $2,117.1          10%
Planned amortization class, target amortization class
   and accretion-directed bonds..........................................    1,552.4           1,510.9           8
Commercial mortgage-backed securities....................................      994.7             963.2           5
Other....................................................................       73.9              64.5           -
                                                                            --------          --------          --

       Total structured securities (a)...................................   $4,791.2          $4,655.7          23%
                                                                            ========          ========          ==

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $69.5 million and $60.7 million, respectively.

     Pass-through securities and sequentials have unique prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Planned amortization classes, targeted amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes, insulating the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Structured Securities Collateralized by Sub Prime Residential Mortgage
     Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential mortgage loans with a market value of $149.3 million and a book value of $181.2 million at September 30, 2007. We reduced our exposure to sub prime residential mortgages by selling certain structured securities with a book value of $54 million. We recognized a loss of $29 million on such sales. In addition, the securities we transferred pursuant to the annuity coinsurance agreement included structured securities collateralized by sub prime loans with a book value of $61 million. These securities represent .6 percent of our consolidated investment portfolio. Of these securities, $32.2 million (22 percent) were rated AAA, $44.9 million (30 percent) were rated AA, $62.7 million (42 percent) were rated A, and $9.5 million (6 percent) were rated BBB or below. Four of these securities were downgraded or put on watch as part of S&P's and Moody's recent rating announcements. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential mortgage loans extended over several years, primarily from 2003 to 2007. At September 30, 2007, we held no securities collateralized by residential mortgage loans extended in 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At September 30, 2007 and December 31, 2006, our total investment in Fall Creek was $48.7 million and $48.8 million, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                             September 30,   December 31,
                                                                                                 2007            2006
                                                                                                 ----            ----
       Assets:
          Actively managed fixed maturities..................................................   $470.2          $454.5
          Cash and cash equivalents - restricted.............................................     20.8            15.7
          Accrued investment income..........................................................      5.2             3.9
          Other assets.......................................................................      7.1             7.5
                                                                                                ------          ------

              Total assets...................................................................   $503.3          $481.6
                                                                                                ======          ======

       Liabilities:
          Other liabilities..................................................................   $ 19.4          $ 26.8
          Investment borrowings due to others................................................    447.2           401.7
          Investment borrowings due to the Company...........................................     47.0            47.0
                                                                                                ------          ------

              Total liabilities..............................................................    513.6           475.5
                                                                                                ------          ------

       Equity:
          Capital provided by the Company....................................................      1.7             1.8
          Capital provided by others.........................................................      4.3             4.7
          Accumulated other comprehensive income (loss)......................................    (22.6)           (2.1)
          Retained earnings..................................................................      6.3             1.7
                                                                                                ------          ------

              Total equity (deficit).........................................................    (10.3)            6.1
                                                                                                ------          ------

              Total liabilities and equity (deficit).........................................   $503.3          $481.6
                                                                                                ======          ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    -------------------           -------------------
                                                                    2007           2006           2007           2006
                                                                    ----           ----           ----           ----
       Revenues:
          Net investment income - deposit accounts.............      $9.4           $8.2         $27.4           $18.1
          Fee revenue and other income.........................        .1             .1            .3              .2
                                                                     ----           ----         -----           -----

              Total revenues...................................       9.5            8.3          27.7            18.3
                                                                     ----           ----         -----           -----

       Expenses:
          Interest expense.....................................       6.9            5.2          20.1            13.7
          Other operating expenses.............................       -               .2            .3              .7
                                                                     ----           ----         -----           -----

              Total expenses...................................       6.9            5.4          20.4            14.4
                                                                     ----           ----         -----           -----

       Income before net realized investment losses and
         income taxes..........................................       2.6            2.9           7.3             3.9
          Net realized investment losses.......................       -              (.1)          -               (.1)
                                                                     ----           ----         -----           -----

       Income before income taxes..............................      $2.6           $2.8         $ 7.3           $ 3.8
                                                                     ====           ====         =====           =====

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the first nine months of 2007 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2006, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, Conseco's disclosure controls and procedures were not effective.

     As disclosed in our 2006 Annual Report on Form 10-K, we did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for insurance products. We identified a material weakness in internal control over the actuarial reporting process related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Bankers Life segment, Conseco Insurance Group segment, and Other Business in Run-off segment. This material weakness resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the year ended December 31, 2006, the quarter ended March 31, 2007, and the quarter ended September 30, 2007.

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The Company is actively engaged in the implementation of remediation efforts to address the material weakness in internal control over financial reporting. These remediation efforts are outlined in our 2006 Annual Report on Form 10-K and further remediation developments will be described in future filings with the SEC. The adjustments to insurance policy benefits and the liabilities for insurance products in the quarter ended September 30, 2007 were identified through our remediation procedures. We currently expect that our remediation procedures will be completed prior to the end of 2007. However, we may encounter issues that could require more extensive procedures. The material weakness will not be fully remediated until, in the opinion of the Company's management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. Accordingly, the material control weakness will not be fully remediated until our redesigned and improved control procedures have been operating for several quarters after the completion of the remediation procedures.

     Changes to Internal Controls and Procedures for Financial Reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts include improvements to our policy administrative procedures and significant system conversions. Although we did not implement any significant new systems in the first nine months of 2007, we expect to implement additional system conversions in the future that we believe will provide better information and will enhance our operational efficiencies. As part of the new system implementations, we expect to make further adjustments to our operating procedures in an effort to gain additional efficiencies and effectiveness. We believe the changes will also result in improvements to our internal controls over financial reporting.

     There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, Conseco's internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS.

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion of such risk factors. There have been no material changes in the first nine months of 2007 to such risks.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                      Issuer Purchases of Equity Securities

                                                                       Total number of            Maximum number (or
                                                                      shares (or units)        approximate dollar value)
                              Total             Average price         purchased as part        of shares (or units) that
                        number of shares       paid per share       of publicly announced        may yet be purchased
      Period              (or units)(a)           (or unit)           plans or programs       under the plans or programs
      ------              ----------              ---------           -----------------       ---------------------------
                                                                                                 (dollars in millions)
July 1 through
    July 31...........             -               $  -                        -                         $320.4

August 1 through
    August 31.........       2,083,828              14.29                      -                          290.7

September 1 through
    September 30......         360,000              13.80                      -                          285.7
                             ---------

Total.................       2,443,828              14.22                      -                          285.7
                             =========

------------
     (a) The Company purchased 1,492 shares of its common stock in August 2007, in connection with employee benefit compensation plans. Such purchases are not included against the maximum number of shares that may be purchased as part of our publicly announced share repurchase program.

ITEM 5.  OTHER INFORMATION.

     Pursuant to our Sixth Amended Joint Plan of Reorganization (the "Plan"), we issued 100 million shares of our common stock upon our emergence from bankruptcy in September 2003. Of the 100 million shares issued, approximately 98 percent of those shares of common stock were distributed in September 2003 under the Plan to holders of allowed claims. The remainder of the 100 million shares was reserved for distribution under the Plan upon resolution of disputed claims. All such bankruptcy claims have now been resolved and all shares of common stock that were reserved from the 100 million have now been distributed in connection with the resolution of disputed claims under the Plan. Accordingly, there are no shares remaining for distribution to the holders of bankruptcy claims including those classes of creditors that were not paid in full upon emergence.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 6.  EXHIBITS.

     10.11 Letter of agreement dated as of August 3, 2007 between Conseco Services, LLC and John R. Kline.

     10.12 Amendment to Amended and Restated Employment Agreement dated as of September 25, 2007 between 40|86 Advisors, Inc. and Eric R. Johnson.

     10.25 Amended and Restated Employment Agreement dated as of August 17, 2007 between Conseco Services, LLC and Susan L. Menzel.

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




                                        CONSECO, INC.


Dated:  November 8, 2007                By:/s/ Edward J. Bonach
                                           --------------------
                                           Edward J. Bonach
                                           Executive Vice President and
                                             Chief Financial Officer
                                             (authorized officer and principal
                                             financial officer)