Form 10-K
period 2007-12-31
CONSECO INC
filed 2008-03-28
CIK 1224608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the fiscal year ended December 31, 2007 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from           to
                                        ----------  -----------

                        Commission file number: 001-31792

                                  Conseco, Inc.

            Delaware                                     No. 75-3108137
      ----------------------                    -------------------------------
      State of Incorporation                    IRS Employer Identification No.

    11825 N. Pennsylvania Street
       Carmel, Indiana  46032                            (317) 817-6100
--------------------------------------                   --------------
Address of principal executive offices                      Telephone

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                   of Each Exchange on which Registered
      -------------------                   ------------------------------------
Common Stock, par value $0.01 per share           New York Stock Exchange
Series A Warrants                                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
               3.50% Convertible Debentures due September 30, 2035

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [ X ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

     At June 30, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $3,919,718,000.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ X ]

     Shares of common stock outstanding as of March 20, 2008: 184,655,525

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I

Item 1.       Business of Conseco.........................................................      3

Item 1A.      Risk Factors................................................................     22

Item 1B.      Unresolved Staff Comments.................................................       33

Item 2.       Properties..................................................................     33

Item 3.       Legal Proceedings...........................................................     34

Item 4.       Submission of Matters to a Vote of Security Holders.........................     34

              Executive Officers of the Registrant........................................     35

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities...................................     37

Item 6.       Selected Consolidated Financial Data........................................     40

Item 7.       Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations...............................     44

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................     98

Item 8.       Consolidated Financial Statements and Supplementary Data....................     99

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................................    181

Item 9A.      Controls and Procedures.....................................................    181

Item 9B.      Other Information...........................................................    183

PART III

Item 10.      Directors, Executive Officers and Corporate Governance......................    183

Item 11.      Executive Compensation......................................................    183

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters.................................................    183

Item 13.      Certain Relationships and Related Transactions, and Director Independence...    183

Item 14.      Principal Accountant Fees and Services......................................    183

PART IV

Item 15.      Exhibits and Financial Statement Schedules..................................    184


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

     We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2007, we had shareholders' equity of $4.2 billion and assets of $33.5 billion. For the year ended December 31, 2007, we had revenues of $4.6 billion and a net loss of $179.9 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company ("Bankers Life and Casualty"), markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through approximately 5,100 career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry Health Care ("Coventry").

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through approximately 350 independent marketing organizations ("IMOs") that represent over 5,200 producing independent agents. This segment markets its products under the "Conseco" and "Washington National" (a wholly-owned insurance subsidiary of Conseco) brand names. Conseco Insurance Group includes primarily the business of Conseco Health Insurance Company ("Conseco Health"), Conseco Life Insurance Company ("Conseco Life"), Conseco Insurance Company and Washington National Insurance Company ("Washington National"), other than any run-off long-term care and major medical insurance issued by those companies. Such run-off business is included in the Other Business in Run-off segment.

     o Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company ("Colonial Penn"), markets graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. The Other Business in Run-off segment is primarily comprised of long-term care business issued by Conseco Senior Health Insurance Company ("Conseco Senior") and Washington National, subsidiaries that were acquired in 1996 and 1997, respectively. Long-term care collected premiums represented more than 99 percent of this segment's total collected premiums in 2007. Of the long-term care collected premiums in this segment for the year ended December 31, 2007, approximately 88 percent related to Conseco Senior, approximately 8 percent related to Washington National and 4 percent related to other Conseco insurance subsidiaries. In 2007, long-term care premiums represented approximately 84 percent of the premiums collected by Conseco Senior and approximately 6 percent of the premiums collected by Washington National.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments.

     OUR STRATEGIC DIRECTION AND 2008 PRIORITIES

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

Our major goals for 2008 include:

     o    Maintaining strong growth at Bankers Life and Colonial Penn.

     o Continuing to improve the focus and profitability mix of sales at Conseco Insurance Group.

     o    Improving earnings stability and reducing volatility.

     o Improving the performance of the long-term care business in our Other Business in Run-off segment by continuing to aggressively seek actuarially justified rate increases and by improving claims management.

     o Completing the remediation project relating to our material weakness in internal controls.

     o    Reducing our enterprise exposure to long-term care business.

     o    Improving or disposing of underperforming blocks of business.

     o    Re-deploying capital to generate improved returns.

     o Positioning the Company to achieve an 11 percent operating return on equity in 2009.

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

     In June 2007, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2007 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

     Data in Item 1 are provided as of or for the year ended December 31, 2007 (as the context implies), unless otherwise indicated.

     MARKETING AND DISTRIBUTION

Insurance

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $4.3 billion, $4.3 billion and $3.9 billion in 2007, 2006 and 2005, respectively.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2007 collected premiums: Florida (8.5 percent), California (7.3 percent), Texas (6.6 percent) and Pennsylvania (6.1 percent).

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

     Career Agents. This agency force of approximately 5,100 agents and sales managers working from 159 branch offices, establishes one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily supplemental health and long-term care insurance policies, life insurance and annuities. In 2007, this distribution channel accounted for $2,631.6 million, or 61 percent, of our total collected premiums. These agents sell only Bankers Life and Casualty policies and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Professional Independent Producers. Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2007, this distribution channel in our Conseco Insurance Group segment collected $1,014.4 million, or 24 percent, of our total premiums, and in our Other Business in Run-off segment collected $308.1 million, or 7 percent, of Conseco's total collected premiums.

     Marketing organizations typically recruit agents for the Conseco Insurance Group segment by advertising our products and commission structure through direct mail advertising or through seminars for agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system related to a particular product or market, such as worksite and individual supplemental health products. During 1999 and 2000, the Conseco Insurance Group segment purchased three organizations that specialize in marketing and distributing supplemental health products and combined them under the name Performance Matters Associates, Inc. ("PMA"). In 2007, the PMA distribution channel accounted for $235.9 million, or 5 percent, of our total collected premiums.

     Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2007, this channel accounted for $124.1 million, or 3 percent, of our total collected premiums.

Products

     The following table summarizes premium collections by major category and segment for the years ended December 31, 2007, 2006 and 2005 (dollars in millions):

Total premium collections

                                                                                     2007       2006        2005
                                                                                     ----       ----        ----
     Supplemental health:
        Bankers Life............................................................  $1,546.1    $1,308.3    $1,213.7
        Conseco Insurance Group.................................................     594.4       611.6       661.5
        Colonial Penn...........................................................      10.4        12.0        13.8
        Other Business in Run-off...............................................     308.1       327.8       351.9
                                                                                  --------    --------    --------

           Total supplemental health............................................   2,459.0     2,259.7     2,240.9
                                                                                  --------    --------    --------

     Annuities:
        Bankers Life............................................................     885.5       997.5       951.1
        Conseco Insurance Group.................................................     368.6       433.3       161.7
                                                                                  --------    --------    --------

           Total annuities......................................................   1,254.1     1,430.8     1,112.8
                                                                                  --------    --------    --------

     Life:
        Bankers Life............................................................     200.0       184.2       152.1
        Conseco Insurance Group.................................................     287.3       314.6       335.0
        Colonial Penn...........................................................     113.7        97.2        85.1
                                                                                  --------    --------    --------

           Total life...........................................................     601.0       596.0       572.2
                                                                                  --------    --------    --------

     Total premium collections..................................................  $4,314.1    $4,286.5    $3,925.9
                                                                                  ========    ========    ========

Our insurance companies collected premiums from the following products:

Supplemental Health

Supplemental Health Premium Collections (dollars in millions)

                                                                                     2007       2006        2005
                                                                                     ----       ----        ----
Medicare supplement:
    Bankers Life................................................................. $  636.1    $  629.1    $  638.8
    Conseco Insurance Group......................................................    225.9       244.2       288.8
    Colonial Penn................................................................      9.4        10.9        12.4
                                                                                  --------    --------    --------

       Total.....................................................................    871.4       884.2       940.0
                                                                                  --------    --------    --------

Long-term care:
    Bankers Life ................................................................    622.4       592.4       564.2
    Other Business in Run-off ...................................................    305.8       323.0       349.1
                                                                                  --------    --------    --------

       Total.....................................................................    928.2       915.4       913.3
                                                                                  --------    --------    --------

Prescription Drug Plan and Medicare Advantage products
    included in Bankers Life.....................................................    277.8        76.7        -
                                                                                  --------    --------    --------

Specified disease products included in
    Conseco Insurance Group......................................................    359.2       357.7       359.5
                                                                                  --------    --------    --------

Major medical business included in Other Business in Run-off.....................      2.3         4.8         2.8
                                                                                  --------    --------    --------

Other:
    Bankers Life ................................................................      9.8        10.1        10.7
    Conseco Insurance Group......................................................      9.3         9.7        13.2
    Colonial Penn................................................................      1.0         1.1         1.4
                                                                                  --------    --------    --------

       Total.....................................................................     20.1        20.9        25.3
                                                                                  --------    --------    --------

Total supplemental health premium collections.................................... $2,459.0    $2,259.7    $2,240.9
                                                                                  ========    ========    ========

     The following describes our major supplemental health products:

     Medicare Supplement. Medicare supplement collected premiums were $871.4 million during 2007 or 20 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

     Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 50 percent of new sales of Medicare supplement policies in 2007 were to individuals who had recently reached the age of 65.

     Both Bankers Life and Conseco Insurance Group sell Medicare supplement insurance.

     Long-Term Care. Long-term care collected premiums were $928.2 million during 2007, or 22 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

     Current nursing home care policies cover incurred charges up to a daily fixed-dollar limit with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home healthcare policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. Comprehensive policies cover both nursing home care and home healthcare. We monitor the loss experience on our long-term care products and, when necessary, apply for rate increases in the jurisdictions in which we sell such products. Regulatory filings are made before we increase our premiums on these products.

     A portion of our long-term care business resides in the Other Business in Run-off segment. This business was sold through the independent producer distribution channel and was largely underwritten by certain of our subsidiaries prior to their acquisitions by Old Conseco in 1996 and 1997. The performance of these blocks of business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel in 2003.

     We continue to sell long-term care insurance through the Bankers Life career agent distribution channel. This business is underwritten using stricter underwriting and pricing standards than had previously been used on our acquired blocks of long-term care business included in the Other Business in Run-off segment.

     Prescription Drug Plan and Medicare Advantage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "MMA") provided for the introduction of a prescription drug program under Medicare Part D. Persons eligible for Medicare can receive their Part D coverage through a stand-alone Prescription Drug Plan ("PDP"). In order to offer a PDP product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's PDP product, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related profits subject to a risk corridor. The Part D program was effective January 1, 2006. PDP collected premiums were $82.3 million during 2007 or 2 percent of our total collected premiums.

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry's Private-Fee-For-Service ("PFFS") plan, with coverage beginning January 1, 2007. The PFFS product, Advantra Freedom, is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provide Conseco in 2007 with approximately 50 percent of the net premiums and related profits.

     Effective July 1, 2007, Conseco entered into a quota-share reinsurance agreement with Coventry related to the PFFS business written by Coventry under certain group policies. Conseco receives 50 percent of the net premiums and related profits associated with this business as long as the ceded revenue margin is less than or equal to five percent. Conseco receives 25 percent of the net premiums and related profits on the ceded margin in excess of five percent. PFFS collected premiums were $195.5 million in 2007 or 5 percent of our total collected premiums.

     During the fourth quarter of 2007, we initiated a pilot program to test the marketing and distribution of Coventry's PFFS plan through Colonial Penn's direct response distribution channel.

     Specified Disease Products. Specified disease collected premiums were $359.2 million during 2007, or 8 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the specified disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

     Approximately 78 percent of the total number of our specified disease policies inforce was sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

     Major Medical. Our major medical business is included in our Other Business in Run-off segment. Sales of our major medical health insurance products were targeted to self-employed individuals, small business owners, large employers and early retirees. This business was not profitable, and during 2001 and 2002, we decided to discontinue our major medical business by not renewing these policies except for certain business that is guaranteed renewable. During 2007, we collected major medical premiums of $2.3 million.

     Other Supplemental Health Products. Other supplemental health product collected premiums were $20.1 million during 2007. This category includes various other health products such as senior hospital indemnity and disability income products which are sold in small amounts or other products which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

                                                                                     2007       2006        2005
                                                                                     ----       ----        ----
    Equity-indexed annuity:
       Bankers Life ............................................................   $  437.4   $  276.5    $  130.3
       Conseco Insurance Group..................................................      344.6      378.5       104.4
                                                                                   --------   --------    --------

          Total equity-indexed annuity premium collections .....................      782.0      655.0       234.7
                                                                                   --------   --------    --------

    Other fixed annuity:
       Bankers Life ............................................................      448.1      721.0       820.8
       Conseco Insurance Group..................................................       24.0       54.8        57.3
                                                                                   --------   --------    --------

          Total fixed annuity premium collections ..............................      472.1      775.8       878.1
                                                                                   --------   --------    --------

    Total annuity premium collections...........................................   $1,254.1   $1,430.8    $1,112.8
                                                                                   ========   ========    ========

     During 2007, we collected annuity premiums of $1,254.1 million or 29 percent of our total premiums collected. Annuity products include equity-indexed annuity, traditional fixed rate annuity and single premium immediate annuity products sold through both Bankers Life and Conseco Insurance Group. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For equity-indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

     Sales of many of our annuity products have been affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. Many of our professional independent agents discontinued marketing our annuity products after A.M. Best Company ("A.M. Best") lowered the financial strength ratings assigned to our insurance subsidiaries in 2002. During the second half of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums, partially offset by the sales of several new products distributed through new national partners. Career agents selling annuity products in the Bankers Life segment are less sensitive in the near-term to A.M. Best ratings, since these agents only sell our products.

     We believe the sales of our equity-indexed products in both segments were favorably impacted in 2007 due in part to general stock market conditions which made these products attractive relative to fixed annuities.

     The increase in short-term interest rates in 2007 resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive relative to fixed annuities.

     The following describes the major annuity products:

     Equity-Indexed Annuities. These products accounted for $782.0 million, or 18 percent, of our total premium collections during 2007. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each equity-indexed annuity specifies:

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

     We generally buy call options and similar investments on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the indices to which the product's return is linked.

     Fixed Rate Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $472.1 million, or 11 percent, of our total premium collections during 2007. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 2.5 percent to 3.0 percent, and the rates, on all policies inforce range from 2.5 percent to 6.0 percent. The initial crediting rate is largely a function of:

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

     In 2007, substantially all of our new annuity sales were "bonus interest" products. The initial crediting rate on these products specifies a bonus crediting rate generally ranging from 2.0 percent to 3.0 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2007, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was
3.7 percent.

     Withdrawals from deferred annuities (including equity-indexed annuities) are generally subject to a surrender charge of 3 percent to 19 percent in the first year, declining to zero over a 4 to 16 year period, depending on issue age and product. Surrender charges are set at levels intended to protect us from loss on early terminations and to reduce the likelihood that policyholders will terminate their policies during periods of increasing interest rates. This practice is intended to lengthen the duration of policy liabilities and to enable us to maintain profitability on such policies.

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

     SPIAs accounted for $38.0 million, or .9 percent, of our total premiums collected in 2007. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.9 percent at December 31, 2007.

Life Insurance

Life insurance premium collections (dollars in millions)

                                                                                     2007       2006        2005
                                                                                     ----       ----        ----
    Interest-sensitive life products:
       Bankers Life...............................................................  $ 63.4     $ 62.2      $ 50.9
       Conseco Insurance Group....................................................   214.0      235.0       251.1
       Colonial Penn..............................................................      .5         .6          .6
                                                                                    ------     ------      ------

          Total interest-sensitive life premium collections.......................   277.9      297.8       302.6
                                                                                    ------     ------      ------

    Traditional life:
       Bankers Life...............................................................   136.6      122.0       101.2
       Conseco Insurance Group....................................................    73.3       79.6        83.9
       Colonial Penn..............................................................   113.2       96.6        84.5
                                                                                    ------     ------      ------

          Total traditional life premium collections..............................   323.1      298.2       269.6
                                                                                    ------     ------      ------

    Total life insurance premium collections......................................  $601.0     $596.0      $572.2
                                                                                    ======     ======      ======

     Life products include traditional and interest-sensitive life insurance products. These products are currently sold through Bankers Life, Conseco Insurance Group and Colonial Penn. During 2007, we collected life insurance premiums of $601.0 million, or 14 percent, of our total collected premiums. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $277.9 million, or 6.4 percent, of our total collected premiums in 2007. These products are marketed by professional independent producers and, to a lesser extent, career agents (including professional independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include equity-indexed universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular stock index during a specified time period.

     Traditional Life. These products accounted for $323.1 million, or 7.5 percent, of our total collected premiums in 2007. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which we continue to market on a limited basis, combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time -- typically 10, 15, 20 or 30 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period. We ceased most term life product sales through the professional independent producer distribution channel during 2003, but reentered the market in 2006.

     Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $108.8 million, or 2.5 percent, of our total collected premiums in 2007. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $30,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

     Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $40.2 million, or .9 percent, of our total collected premiums in 2007.

     INVESTMENTS

     40|86 Advisors, Inc. ("40|86 Advisors"), a registered investment adviser and wholly-owned subsidiary of Conseco, Inc., manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $24.7 billion of assets (at fair value) under management at December 31, 2007, of which $23.8 billion were assets of our subsidiaries and $.9 billion were assets managed for third parties. Our general account investment strategies are to:

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

     During 2007, 2006 and 2005, we recognized net realized investment losses of $155.4 million, $47.2 million and $2.9 million, respectively. During 2007, net realized investment losses included: (i) $48.7 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $7.2 billion;
(ii) $33.0 million of writedowns of investments for other than temporary declines in fair value; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. A substantial portion of the net investment losses realized on sales of investments in 2007 were recognized on the sale of securities collateralized by sub prime residential mortgage loans. We decided to sell these securities given our concerns regarding the effect future adverse developments could have on the value of these securities. For further information on our sub prime holdings, refer to the caption entitled "Structured Securities Collateralized by Sub Prime Residential Mortgage Loans" in the "Investments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Investment activities are an integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2007, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 6.0 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.7 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by:

     o    purchasing equity-based options with similar payoff characteristics;
          and

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

     We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2007, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 7.6 years and the duration of our insurance liabilities was approximately 7.9 years. The difference between these durations indicates that our investment portfolio had a shorter duration and, consequently, was less sensitive to interest rate fluctuations than that of our liabilities at that date. We generally seek to minimize the gap between asset and liability durations.

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

     On August 7, 2007, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B+ (Good)" from "B++ (Very Good)", except Conseco Senior (the issuer of most of our long-term care business in our Other Business in Run-off segment), whose "B- (Fair)" rating was downgraded to "C++ (Marginal)". A.M. Best also revised the outlook for the ratings of our primary insurance subsidiaries, as well as Conseco Senior, to negative from stable. The "B+" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "C++" rating is assigned to companies which have a marginal ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B+" rating and the "C++" rating from A.M. Best are the sixth and ninth highest, respectively, of sixteen possible ratings.

     On August 7, 2007, Standard & Poor's Corporation ("S&P") affirmed the financial strength ratings of "BB+"of our primary insurance subsidiaries, except Conseco Senior, whose "CCC" rating was downgraded to "CCC-". S&P also revised the outlook for the ratings of our primary insurance subsidiaries to negative from stable, except for Conseco Senior, whose outlook of negative was affirmed. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the "CCC-" rating from S&P are the eleventh and nineteenth highest, respectively, of twenty-one possible ratings.

     The current financial strength ratings of our primary insurance subsidiaries (except Conseco Senior) from Moody's Investor Services, Inc. ("Moody's") are "Baa3" and Conseco Senior's rating is "Caal". On September 7, 2007, Moody's affirmed the financial strength ratings of our core insurance subsidiaries and Conseco Senior and revised its outlook on all our insurance subsidiaries to negative from stable. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are considered "vulnerable" and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Baa3" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Baa3" rating and the "Caa1" rating from Moody's are the tenth and seventeenth highest, respectively, of twenty-one possible ratings.

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

     LIABILITIES FOR INSURANCE PRODUCTS

     At December 31, 2007, the total balance of our liabilities for insurance products was $26.7 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

     As of December 31, 2007, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by Conseco represented 21 percent of gross combined life insurance inforce and reinsurance assumed represented 1.6 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2007 were as follows (dollars in millions):

                                                                           Ceded life       A.M. Best
Name of Reinsurer                                                       insurance inforce     rating
-----------------                                                       -----------------   ---------
Swiss Re Life and Health America Inc....................................    $ 3,874.6           A+
Security Life of Denver Insurance Company...............................      3,349.4           A+
Reassure America Life Insurance Company ("REALIC") (a)..................      1,617.1           A+
RGA Reinsurance Company.................................................        998.5           A+
Munich American Reassurance Company.....................................        938.5           A+
Lincoln National Life Insurance Company.................................        733.2           A+
Scor Global Life Re Insurance Co of Texas...............................        611.0           A-
General Re Life Corporation.............................................        447.0           A++
Hannover Life Reassurance Company.......................................        455.3           A
All others (b)..........................................................      1,692.6
                                                                            ---------

                                                                            $14,717.2
                                                                            =========

--------------------
     (a) In addition to the life insurance business summarized above, REALIC has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $2.6 billion at December 31, 2007.
     (b) No other single reinsurer assumed greater than 3 percent of the total ceded business inforce.

     EMPLOYEES

     At December 31, 2007, we had approximately 3,950 full time employees, including 950 employees supporting our Bankers Life segment, 350 employees supporting our Colonial Penn segment and 2,650 employees supporting our Conseco Insurance Group segment, Other Business in Run-off segment and corporate segment. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

     GOVERNMENTAL REGULATION

     Our insurance businesses are subject to extensive regulation and supervision by the insurance regulatory agencies of the jurisdictions in which they operate. This regulation and supervision is primarily for the benefit and protection of customers, and not for the benefit of investors or creditors. State laws generally establish supervisory agencies that have broad regulatory authority, including the power to:

     o    grant and revoke business licenses;

     o    regulate and supervise sales practices and market conduct;

     o    establish guaranty associations;

     o    license agents;

     o    approve policy forms;

     o approve premium rates for some lines of business such as long-term care and Medicare supplement;

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

     In accordance with orders from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation and Washington National may not make similar distributions without prior notice to the Florida Office of Insurance Regulation. In addition, the RBC and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, because each such insurance subsidiary has incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves, an increase in claims incurred in 2006 and 2007 and strengthening of statutory active life reserves using the prospective unlocking method (as permitted by insurance regulators), all of which related to long-term care policies. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life that would have a material adverse effect on the financial position or results of operations of these companies.

     Conseco Senior has been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of December 31, 2007, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 42 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

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

     o if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken;

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

     The 2007 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the RBC ratio of Conseco Senior, which has experienced losses on its long-term care business in our Other Business in Run-off segment, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing correcting actions aimed at improving its capital position. In order to avoid triggering the trend test with respect to Conseco Senior, we elected to make capital contributions totaling $202.0 million during 2007 to Conseco Senior, including $56.0 million which was accrued at December 31, 2007, and paid in February 2008. In the aggregate, we have made more than $900 million of capital contributions to Conseco Senior since its acquisition by Old Conseco in 1996. We were under no obligation to make such capital contributions to Conseco Senior, and we may determine not to make additional contributions in the future. No assurances can be given that we will make future contributions or otherwise make capital available to our insurance subsidiaries, including Conseco Senior.

     In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends. Refer to the note entitled "Statutory Information" in our notes to consolidated financial statements for more information on our RBC ratios.

     In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our insurance subsidiaries to pay dividends to the holding company. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher ratings and by the capital levels that we target for our insurance subsidiaries. During 2007, we made capital contributions of $48.0 million (including $25.0 million which was accrued at December 31, 2007, and paid in February 2008) to Conseco Life in an effort to meet such criteria and our targeted capital level.

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

     The United States Department of Health and Human Services has issued regulations under the Health Insurance

Portability and Accountability Act relating to standardized electronic transaction formats, code sets and the privacy of member health information. These regulations, and any corresponding state legislation, affect our administration of health insurance.

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

     The asset management activities of 40|86 Advisors are subject to various federal and state securities laws and regulations. The SEC and certain state securities commissions are the principal regulators of our asset management operations. In addition, Conseco has a subsidiary that is registered as a broker/dealer, which is regulated by the Financial Industry Regulatory Authority and by state securities commissioners.

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

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2007 and 2006, we determined that a full valuation allowance was no longer necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax asset. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

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

     In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty. This is particularly applicable to our long-term care insurance products, for which we have relatively limited historical claims experience. Long-term care products tend to have fewer claims than other health products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount. Also, long-term care products have a much longer tail, meaning that claims are incurred much later in the life of the policy than most other supplemental health products. As a result of these traits, it is difficult to appropriately price this product. For our long-term care insurance, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain inforce longer than we assumed, then we could be required to make greater benefit payments than anticipated when the products were priced. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy has increased. Improvements in actual mortality trends relative to assumptions may adversely affect our profitability.

     Our Bankers Life segment has offered long-term care insurance since 1985. The claims experience on our Bankers Life long-term care blocks has generally been lower than our pricing expectations. However, the persistency of these policies has been higher than our pricing expectations and this may result in higher benefit ratios in the future.

     The long-term care insurance businesses included in the Other Business in Run-off segment were acquired through acquisitions completed in 1996 and 1997. The experience on these acquired blocks has generally been worse than the acquired companies' original pricing expectations. We have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, these blocks experienced benefit ratios of 191 percent in 2007, 134 percent in 2006 and 95 percent in 2005. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected. In addition, such rate increases may cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

     The results of operations of our insurance business will decline if our premium rates are not adequate or if we are unable to obtain regulatory approval to increase rates.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, maintenance costs to administer the policies and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors, but we cannot predict with certainty the future actual claims on our products. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates to the extent necessary to offset the unfavorable claims experience, our financial results may be adversely affected.

     We review the adequacy of our premium rates regularly and file proposed rate increases on our products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our financial results will be adversely affected. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases were not approved, we would be required to recognize a loss and establish a premium deficiency reserve. During 2007, the financial statements of two of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy and premium deficiency reserves related to long-term care policies. The asset adequacy and premium deficiency reserves related to health products for Washington National and Bankers Conseco Life Insurance Company were $57.8 million and $30.6 million, respectively, at December 31, 2007. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.

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

     The benefit ratio for our long-term care products included in the Other Business in Run-off segment has increased in recent periods and was 191 percent during 2007. We will have to continue to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of December 31, 2007, all such filings had been submitted for regulatory approval, and approximately 38 percent of the amounts had been approved by regulators and implemented. However, it is possible that we will not be able to obtain approval for all or a portion of the premium rate increases from currently pending requests or future requests. If we are unable to obtain these rate increases, the profitability of these policies and the performance of this block of business could be adversely affected. In addition, such rate increases may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

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

     We did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for insurance products. We identified a material weakness in internal controls over the actuarial reporting processes related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Bankers Life segment, Conseco Insurance Group segment, and Other Business in Run-off segment. These control deficiencies resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the years ended December 31, 2006 and December 31, 2007. As a result of the errors we identified related to these deficiencies during remediation procedures performed in 2007, Conseco has restated its financial statements for the years ended December 31, 2006 and 2005, along with affected Selected Consolidated Financial Data for 2004 and 2003, and quarterly financial information for 2006 and the first three quarters of 2007. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. In addition, we face the risk that, notwithstanding our efforts to date to identify and remedy all material errors in those financial statements, we may discover other errors in the future; and that the cost of identifying and remedying the errors and remediating our material weakness in internal controls will be high and have a material adverse affect on our financial condition and results of operation. See Item 9A of this annual report for additional information.

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

     Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in the Other Business in Run-off segment. In prior periods, we have increased our estimates of incurred claims on this block due to prior period deficiencies, including an increase of $118 million in the second quarter of 2007, $22 million in the first quarter of 2007 and $54.1 million in the fourth quarter of 2006. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2007, approximately 18 percent of our total insurance liabilities, or approximately $4.8 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

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

     o Changes in patterns of relative liquidity in the capital markets for various asset classes.

     o Changes in the ability of issuers to make timely repayments on actively managed fixed maturity investments can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 8.0 percent of our actively managed fixed maturity investments as of December 31, 2007.

     o Changes in the estimated timing of receipt of cash flows. For example, our structured security investments, which comprised 23 percent of our actively managed fixed maturity investments at December 31, 2007, are subject to risks relating to variable prepayment on the assets underlying such securities, such as mortgage loans. When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

     o Changes in the relative risk premium required in the market for a given level of risk.

     We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $106.7 million in 2007 (including $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies") as a result of our intent not to hold investments for a period of time sufficient to allow for any anticipated recovery in value); $22.4 million in 2006; and $14.7 million in 2005. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

     Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and, in some cases, employ hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2007, approximately 38 percent of our insurance liabilities were subject to interest rates that may be reset annually; 47 percent had a fixed explicit interest rate for the duration of the contract; 11 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the market value and performance of our investments in general and specifically on the performance of our structured securities portfolio, including collateralized mortgage obligations ("CMOs"), as a result of changes in the prepayment rate of the loans underlying such securities. We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2007, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 7.6 years, and the duration of our insurance liabilities was approximately 7.9 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $490 million if interest rates were to increase by 10 percent from rates as of December 31, 2007. This compares to a decline in fair value of $515 million based on amounts and rates at December 31, 2006. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     General market conditions affect investments and investment income.

     The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, real estate values, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial.

     Financial market conditions can also affect our realized and unrealized investment gains (losses). During periods of rising interest rates, the fair values of our investments will typically decline. Conversely, during periods of falling interest rates, the fair values of our investments will typically rise.

     Concentration of our investment portfolios in any particular sector of the economy may have an adverse effect on our financial position or results of operations.

     The concentration of our investment portfolios in any particular industry, group of related industries, asset classes (such as residential mortgage-backed securities and other asset-backed securities), or geographic area could have an adverse effect on its value and performance and, consequently, on our results of operations and financial position. While Conseco seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic area may have an adverse effect on the investment portfolios to the extent that the portfolios are concentrated.

     Litigation and regulatory investigations are inherent in our business, may harm our financial strength and reputation and negatively impact our financial results.

     Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies face policyholder suits and class action suits. We also face significant risks related to regulatory investigations and actions. The litigation and regulatory investigations we are, have been, or may become subject to include matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products and recommending unsuitable products to customers. Certain of the Company's insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. The Company intends to make changes to certain non-guaranteed elements in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. The Company's exposure, if any, arising from any such action cannot presently be determined. Our pending legal and regulatory actions include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments focus on sales and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of our insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations and inquiries such as information requests, subpoenas and books and record examinations, from state, federal and other authorities. The ultimate outcome of these lawsuits and investigations, however, cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We could also suffer significant reputational harm as a result of such litigation, regulatory action or investigation which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

     For a description of current legal proceedings, see note 9 of the consolidated financial statements.

     Our business is subject to extensive regulation, which limits our operating flexibility and could result in our insurance subsidiaries being placed under regulatory control or otherwise negatively impact our financial results.

     Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate. Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies. Such agencies have broad administrative powers including the power to:

     o    grant and revoke business licenses;
     o    regulate and supervise sales practices and market conduct;
     o    establish guaranty associations;
     o    license agents;
     o    approve policy forms;
     o approve premium rates for some lines of business such as long-term care and Medicare supplement;
     o    establish reserve requirements;
     o prescribe the form and content of required financial statements and reports;
     o determine the reasonableness and adequacy of statutory capital and surplus;
     o    perform financial, market conduct and other examinations;
     o    define acceptable accounting principles; and
     o    regulate the types and amounts of permitted investments.

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, because each such insurance subsidiary has incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves, an increase in claims incurred in 2006 and 2007 and strengthening of statutory active life reserves using the prospective unlocking method (as permitted by insurance regulators), all of which related to long-term care policies. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life that would have a material adverse effect on the financial position or results of operations of these companies.

     Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2007 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the RBC ratio of Conseco Senior, which has experienced losses on its long-term care business in our Other Business in Run-off segment, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. In order to avoid triggering the trend test with respect to Conseco Senior, we elected to contribute $202.0 million to the capital and surplus of Conseco Senior in 2007, including $56.0 million which was accrued at December 31, 2007, and paid in February 2008. We were under no obligation to make such capital contributions to Conseco Senior, and we may determine not to make additional contributions in the future. No assurances can be given that we will make future contributions or otherwise make capital available to our insurance subsidiaries, including Conseco Senior.

     The value of our deferred tax asset may be impaired to the extent our future profits are less than we have projected; and such impairment may have a material adverse affect on our results of operations and our financial condition.

     As of December 31, 2007, we had deferred tax assets of $1,909.4 million. During the fourth quarter of 2007, we increased the deferred tax valuation allowance by $68.0 million primarily related to losses incurred in 2007. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a material adverse affect upon our earnings in the future.

     Our results of operations may be negatively impacted if our initiatives to restructure our insurance operations are unsuccessful or if our planned conversions result in valuation differences.

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

     Conversions to new systems can result in valuation differences between the prior system and the new system. We have recognized such differences in the past. During the fourth quarter of 2005, our conversion to a seriatim-based valuation system to determine reserves for the long-term care block of business in run-off resulted in decreases to insurance liabilities of approximately $38 million. Our planned conversions could result in future valuation adjustments, and there can be no assurance that these adjustments will not have a material adverse effect on future earnings.

     Our financial position may be negatively impacted if we are unable to achieve our goals for 2008.

     We have identified a number of goals for 2008, including maintaining strong growth at Bankers Life and Colonial Penn, improving earnings stability and reducing volatility, improving the performance of our long-term care business in the Other Business in Run-off segment and reducing our enterprise exposure to long-term care business. The most consistent components of our operations in recent years have been Bankers Life and Colonial Penn, and the continued growth and profitability of those businesses is critical to our overall results. By contrast, the long-term care business in our Other Business in Run-off segment has been very volatile and has produced substantial losses in the last two years. We are continuing to pursue a number of measures designed to improve the performance of that segment, including aggressively seeking actuarially justified rate increases and improving claims management. These measures may be inadequate to address the issues of that segment. In addition, our efforts to improve claims management by changing claim adjudication procedures have resulted in increased complaints from our policyholders, and, in some cases, have resulted in inquiries from state regulators. The relative size and volatility of our combined long-term care business presents a risk that our results of operations will be materially impacted by the changes in the performance of that business, and we are exploring ways to reduce our enterprise exposure to the long-term care business. The failure to achieve these and our other goals for 2008 could have a material adverse effect on our results of operations, financial condition and the price of our common stock.

     A failure to improve the financial strength ratings of our insurance subsidiaries or a decline from the current ratings could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurer's products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries (other than Conseco Senior) from A.M. Best, S&P and Moody's are "B+ (Good)," "BB+" and "Baa3," respectively. The ratings of Conseco Senior from A.M. Best, S&P and Moody's are "C++ (Marginal)," "CCC-" and "Caa1," respectively. The "B+" rating and the "C++" rating from A.M. Best are the sixth and ninth highest, respectively, of sixteen possible ratings. The "BB+" rating and the "CCC-" rating from S&P are the eleventh and nineteenth highest, respectively, of twenty-one possible ratings. The "Baa3" rating and the "Caa1" rating from Moody's are the tenth and seventeenth highest of twenty-one possible ratings. Most of our competitors have higher financial strength ratings and, to be competitive over the long term, we believe it is critical to achieve improved ratings.

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

     In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while our Bankers Life segment ranked fourth in annualized premiums of individual long-term care insurance in 2007 with a market share of approximately six percent, the top three writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 60 percent during the period. In addition, while our Bankers Life segment was ranked fourth in direct premiums earned for individual Medicare supplement insurance in 2007 with a market share of 3.8 percent, the top writer of individual Medicare supplement insurance had direct premiums with a market share of 14.1 percent during the period.

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

     We must attract and retain sales representatives to sell our insurance and annuity products. Strong competition exists among insurance and financial services companies for sales representatives. We compete for sales representatives primarily on the basis of our financial position, financial strength ratings, support services, compensation, products and product features. Our competitiveness for such agents also depends upon the relationships we develop with these agents. Our Predecessor's bankruptcy continues to be an adverse factor in developing relationships with certain agents. If we are unable to attract and retain sufficient numbers of sales representatives to sell our products, our ability to compete and our revenues and profitability would suffer.

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

     Conseco, Inc. and CDOC, Inc. ("CDOC"), our wholly owned subsidiary and a guarantor under our $875.0 million secured credit agreement (the "Second Amended Credit Facility"), are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from our non-insurance subsidiaries consisting of dividends, distributions, loans and advances. A deterioration in the financial condition, earnings or cash flow of the significant subsidiaries of Conseco or CDOC for any reason could hinder the ability of such subsidiaries to pay cash dividends or other disbursements to Conseco and/or CDOC which, in turn, would limit the ability of Conseco and/or CDOC to meet debt service requirements and satisfy other financial obligations. In addition, we may elect to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. Accordingly, this would limit our ability to meet debt service requirements and satisfy other holding company financial obligations.

     The obligations under our Second Amended Credit Facility are guaranteed by our current and future domestic subsidiaries, other than our insurance subsidiaries and certain immaterial subsidiaries. CDOC's guarantee under the Second Amended Credit Facility is secured by a lien on substantially all of the assets of the guarantors, including the stock of our top tier insurance company, Conseco Life Insurance Company of Texas. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Second Amended Credit Facility, the stock of Conseco Life Insurance Company of Texas, which at December 31, 2007 owned the stock of all of our other insurance subsidiaries, could be transferred to the lender under such facility. Any such transfer would have a material adverse effect on our business, financial condition and results of operations, and would have a significant adverse effect on the market value of our common stock.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. All of the dividends we plan to have our insurance subsidiaries pay in 2008 will require regulatory approval.

     In accordance with orders from the Florida Office of Insurance Regulation, Conseco Senior may not distribute funds to any affiliate or shareholder unless such distributions have been approved by the Florida Office of Insurance Regulation and Washington National may not make similar distributions without prior notice to the Florida Office of Insurance Regulation. In addition, the RBC and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

     Certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends.

     In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiary to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher ratings and by the capital levels that we target for our insurance subsidiaries. During 2007, we made capital contributions of $48.0 million (including $25.0 million which was accrued at December 31, 2007, and paid in February 2008) to Conseco Life in an effort to meet such criteria and our targeted capital level for this subsidiary.

     The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last two fiscal years (dollars in millions):

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                       2007           2006
                                                                                       ----           ----
       Dividends...................................................................   $ 50.0         $ 72.5
       Surplus debenture interest..................................................     69.9           68.2
       Fees for services provided pursuant to service agreements...................     92.9           89.4
       Tax sharing payments........................................................     91.5           (5.5)
                                                                                      ------         ------

         Total paid................................................................   $304.3         $224.6
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

     Our Second Amended Credit Facility contains various restrictive covenants and required financial ratios that limit our operating flexibility; our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our financial condition and results of operations.

     As of December 31, 2007, we had $865.5 million principal amount of debt outstanding under our Second Amended Credit Facility. The Second Amended Credit Facility imposes a number of covenants and financial ratios as defined in the Second Amended Credit Facility that we must meet or maintain, including:

     o    a debt to total capitalization ratio;
     o    an interest coverage ratio;
     o    an aggregate RBC ratio; and
     o    a combined statutory capital and surplus level.

At December 31, 2007, we were in compliance with all of the Second Amended Credit Facility's covenants and financial ratios. Although our forecasts indicate we will meet and/or maintain all of the Second Amended Credit Facility's covenants and financial ratios, our ability to do so may be affected by events beyond our control.

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

     S&P has assigned a "B+" rating on our senior secured debt with a negative outlook. In S&P's view, an obligation rated "B+" is more vulnerable to nonpayment than obligations rated "BB", but has the capacity to meet its financial commitment on the obligation. Adverse business, financial or economic conditions would likely impair the obligator's capacity or willingness to meet its financial commitment on the obligation. S&P has a total of twenty-two separate categories rating senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)." A "B+" rating is the fourteenth highest rating. Moody's has assigned a "Ba3" rating on our senior secured debt with a negative outlook. In Moody's view, an obligation rated "Ba3" is judged to have speculative elements and is subject to substantial credit risk. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)." A "Ba3" rating is the thirteenth highest rating. A negative outlook by S&P and Moody's is an opinion regarding the likely direction of a rating over the medium term. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior debt ratings, as well as economic conditions in the credit markets generally, could restrict our access to and the cost of such capital.

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

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2007, our reinsurance receivables totaled $3.6 billion. Our ceded life insurance inforce totaled $14.7 billion. Our nine largest reinsurers accounted for 89 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

     Our insurance subsidiaries may be required to pay assessments to fund other companies' policyholder losses or liabilities and this may negatively impact our financial results.

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

     ITEM 1B. UNRESOLVED STAFF COMMENTS.

     On July 3, 2007, we received written comments from the staff of the Division of Corporation Finance of the SEC (the "SEC staff") relating to our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the quarterly period ended March 31, 2007. The one remaining unresolved comment relates to the release of reserves totaling $19.3 million related to the return of premium benefit on specified disease policies during the first quarter of 2007. As described in our Form 10-Q for the quarterly period ended March 31, 2007, we determined that the coding in our administrative system related to policies with the return of premium rider was inaccurate resulting in an overstatement of prior reserves. The SEC staff has requested an explanation as to why the reserve release was recorded in the first three months of 2007 rather than in the period in which the inaccurate coding occurred. We have provided the SEC staff with our evaluation of the out-of-period adjustment and the basis upon which we concluded we were not required to restate our previously filed financial statements based on the guidance of Staff Accounting Bulletin 99 "Materiality."

     Subsequent to providing the evaluation of out-of-period adjustments to the SEC staff, we identified additional errors in our previously filed financial statements. On February 25, 2008, we announced that due to the significance of those errors, we would restate our financial statements for the years ended December 31, 2006 and 2005, along with affected selected Consolidated Financial Data for 2004 and 2003, and quarterly financial information for 2006 and the first three quarters of 2007. In conjunction with the restatement process, we also corrected previously identified errors, including the $19.3 million reserve correction related to return of premium benefits on specified disease policies that is the subject of the SEC staff's unresolved comment. For further information on these and other restatement adjustments, refer to the notes to the consolidated financial statements entitled "Restatement of Previously Issued Financial Statements" and "Restated Quarterly Financial Data (Unaudited)".

     With the completion of the restated financial statements included in this filing, the SEC staff will consider resolving the remaining open comment.


     ITEM 2. PROPERTIES.

     Our headquarters and the administrative operations of our Conseco Insurance Group segment as well as our Other Business in Run-off segment are located on a Company-owned 117-acre corporate campus in Carmel, Indiana, immediately north of Indianapolis. The six buildings on the campus contain approximately 626,000 square feet of space and house Conseco's executive offices and certain administrative operations of its subsidiaries. In May 2007, we entered into a listing agreement for the sale/lease of one of these buildings (approximately 100,000 square feet). Management believes that our remaining office space is adequate for our needs.

     Our Bankers Life segment is primarily administered from a facility in downtown Chicago, Illinois. Bankers Life has approximately 222,000 square feet leased under an agreement which expires in 2018. In addition, Bankers Life leases approximately 114,000 square feet that it expects to vacate in 2008. This space is expected to be subleased through November 2013, the early termination date of the lease. We also lease 227 sales offices in various states totaling approximately 650,000 square feet. These leases are short-term in length, with remaining lease terms expiring between 2008 and 2013.

     Our Colonial Penn segment is administered from a Company-owned office building in Philadelphia, Pennsylvania with approximately 127,000 square feet. We occupy approximately 60 percent of this space, with the remainder leased to tenants.

     ITEM 3. LEGAL PROCEEDINGS.

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Legal Proceedings" in note 9 "Commitments and Contingencies" to our consolidated financial statements included in Item 8 of this Form 10-K.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      Executive Officers of the Registrant

      Officer                                                             Positions with Conseco, Principal
    Name and Age (a)                                 Since             Occupation and Business Experience (b)
    ----------------                                 -----             --------------------------------------
C. James Prieur, 56................................  2006     Since September 2006, chief executive officer.  From April 1999 until
                                                              September 2006, president and chief operating officer of Sun Life
                                                              Financial, Inc. and chief operating officer of its principal subsidiary, Sun Life Assurance Company.

Edward J. Bonach, 54...............................  2007     Since May 2007, executive vice president and chief financial officer.
                                                              From 2002 until 2007, Mr. Bonach served as chief financial officer of National Life Group.

Mark E. Alberts, 42................................  2004     Since January 2007, executive vice president and chief actuary.  Mr.
                                                              Alberts has served in various actuarial capacities with Conseco since 2004 and also from 1991 to 2001. From 2001 until April 2004, senior vice president, chief actuary, Standard Life Insurance
                                                              Company of Indiana.

Russell M. Bostick, 51.............................  2005     Since 2005, executive vice president and chief information officer.
                                                              From 1998 until 2005, chief technology officer of Chase Insurance and its predecessors.

Dan R. Bardin, 57..................................  2007     Since December 2007, president of Conseco Insurance Group. From 2006 until 2007, Mr. Bardin was an insurance industry consultant.  From
                                                              1999 until 2006, Mr. Bardin held several executive positions with
                                                              Prudential Corporation, Asia, including managing director and chief executive of insurance.

Eric R. Johnson, 47................................  1997     Since September 2003, president and chief executive officer of 40|86
                                                              Advisors, Conseco's wholly-owned registered investment advisor.  Mr.
                                                              Johnson has held various investment management positions since joining
                                                              Conseco in 1997.

John R. Kline, 50..................................  1990     Since July 2002, senior vice president and chief accounting officer.
                                                              Mr. Kline has served in various accounting and finance capacities with Conseco since 1990.

Susan L. Menzel, 42................................  2005     Since May 2005, executive vice president, human resources.  From 2004 to May 2005, senior vice president, human resources of APAC Customer
                                                              Services. From 1997 to 2004, vice president, human resources of Sears
                                                              Roebuck.

Christopher J. Nickele, 51.........................  2005     Since October 2005, executive vice president, product management. From
                                                              2002 until September 2005, vice president - product development of
                                                              Lincoln National Corporation.

Scott R. Perry, 45.................................  2001     Since 2006, president of Bankers Life.  Employed in various capacities for Bankers Life since 2001.



Steven M. Stecher, 47..............................  2004     Since January 2007, executive vice president, operations.  From August
                                                              2004 until January 2007, executive vice president of Conseco Insurance
                                                              Group.  From 2003 until May 2004 chief information officer of Orix
                                                              Financial Services.  From 1997 until 2002, Mr. Stecher held several executive positions with ING Americas, including chief information officer, vice president of strategic marketing and head of shared services.

     Mr. Kline served as an officer of our Predecessor company, which filed a bankruptcy petition on December 17, 2002.

--------------------
     (a) The executive officers serve as such at the discretion of the Board of Directors and are elected annually.
     (b)  Business experience is given for at least the last five years.

                                     PART II
                                     -------

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     MARKET INFORMATION

     The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2006. There have been no dividends paid or declared on our common stock during this period.

Period                                                              Market price
------                                                          ------------------
                                                                High           Low
                                                                ----           ---
2006:
    First Quarter...........................................  $25.95          $23.16
    Second Quarter..........................................   25.86           22.00
    Third Quarter...........................................   23.46           19.91
    Fourth Quarter..........................................   21.17           19.53

2007:
    First Quarter...........................................  $20.46          $16.56
    Second Quarter..........................................   21.25           17.25
    Third Quarter...........................................   21.02           13.25
    Fourth Quarter..........................................   16.26           12.05

     As of February 22, 2008, there were approximately 77,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

     PERFORMANCE GRAPH

     The Performance Graph below compares Conseco's cumulative total shareholder return on its common stock for the period from September 12, 2003 (the first day of trading of the common stock on the New York Stock Exchange after Conseco's emergence from bankruptcy) through December 31, 2007 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the Dow Jones Life Insurance Index. The comparison for each of the periods assumes that $100 was invested on September 12, 2003 in each of Conseco common stock, the stocks included in the S&P 500 Index and the stocks included in the Dow Jones Life Insurance Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of Conseco's common stock.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
         AMONG CONSECO, S&P 500 INDEX AND DOW JONES LIFE INSURANCE INDEX

[GRAPH OMITTED]


     Cumulative Total Returns      9/12/03   12/31/03   12/31/04   12/31/05   12/31/06   12/31/07
     ------------------------      -------   --------   --------   --------   --------   --------
 DJ Life Insurance Index           $   100   $  113     $  137     $  168     $  189     $  201
 S&P 500 Index                     $   100   $  110     $  122     $  128     $  148     $  156
 Conseco, Inc.                     $   100   $  107     $   98     $  114     $   98     $   62

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

     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       Total number of            Maximum number (or
                                                                      shares (or units)        approximate dollar value)
                              Total             Average price         purchased as part        of shares (or units) that
                        number of shares       paid per share       of publicly announced        may yet be purchased
      Period              (or units)(a)           (or unit)           plans or programs     under the plans or programs(b)
      ------              ----------              ---------           -----------------     ---------------------------
                                                                                                 (dollars in millions)
October 1 through
    October 31........           4,784              $15.70                      -                         $285.7

November 1 through
    November 30.......       1,330,000               13.48                 1,330,000                       267.8

December 1 through
    December 31.......         403,089               12.66                   394,300                       262.8
                             ---------                                     ---------

Total.................       1,737,873               13.29                 1,724,300                       262.8
                             =========                                     =========

------------
     (a) The Company purchased 4,784 and 8,789 shares of its common stock in October and December 2007, respectively, in connection with employee benefit compensation plans. Such purchases are not included against the maximum number of shares that may be purchased as part of our publicly announced share repurchase program.
     (b) On December 21, 2006, the Company announced a common share repurchase program of up to $150 million. On May 8, 2007, the Company announced that the maximum amount that was authorized under the common share repurchase program had been increased to $350 million.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information, as of December 31, 2007, relating to our common stock that may be issued under the Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

                                                                                                Number of securities
                                                                                               remaining available for
                                       Number of securities          Weighted-average           future issuance under
                                    to be issued upon exercise       exercise price of           equity compensation
                                      of outstanding options,      outstanding options,      plans (excluding securities
                                        warrants or rights          warrants or rights        reflected in first column)
                                        ------------------          ------------------        --------------------------
Equity compensation plans
    approved by security holders......        4,827,925                    $19.82                     2,794,017
Equity compensation plans not
    approved by security holders......             -                         -                             -
                                              ---------                    ------                     ---------

Total.................................        4,827,925                    $19.82                     2,794,017
                                              =========                    ======                     =========

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     Conseco has restated its consolidated financial statements for each of 2007, 2006, 2005, 2004 and for the four months ended December 31, 2003. The restated consolidated financial statements reflect: (i) the correction of errors, the majority of which were identified in 2007 during procedures performed in an effort to remediate the material weakness in internal controls disclosed in our 2006 Form 10-K and subsequent quarterly filings with the SEC;
(ii) restatement of accounting for premium rate increases; and (iii) the correction of previously identified immaterial errors. Refer to the note to the consolidated financial statements entitled "Restatement of Previously Issued Financial Statements" for further information related to the restatement. The Selected Consolidated Financial Data should be used in conjunction with Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

                                                                             Successor                        Predecessor
                                                    -----------------------------------------------------    --------------
                                                                    Years
                                                                    ended                    Four months      Eight months
                                                                December 31,                    ended            ended
                                                    --------------------------------------    December 31,     August 31,
                                                    2007        2006       2005       2004       2003             2003
                                                    ----        ----       ----       ----       ----             ----
                                                             (Restated) (Restated) (Restated) (Restated)
(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income.........................  $3,167.3     $2,989.0   $2,930.1   $2,949.3    $1,005.8      $2,204.3
Net investment income...........................   1,536.6      1,506.4    1,374.6    1,322.7       474.6         969.0
Net realized investment gains (losses) .........    (155.4)       (47.2)      (2.9)      40.6        11.8          (5.4)
Total revenues..................................   4,572.3      4,467.4    4,326.5    4,334.1     1,505.5       3,203.4
Interest expense (contractual interest:
  $268.5 for the eight months ended August 31,
  2003).........................................     117.3         73.5       58.3       79.5        36.8         202.5
Total benefits and expenses.....................   4,745.3      4,300.2    3,842.2    3,888.0     1,356.0       1,031.2
Income (loss) before income taxes, minority
  interest, discontinued operations and
  cumulative effect of accounting change........    (173.0)       167.2      484.3      446.1       149.5       2,172.2
Net income (loss)...............................    (179.9)       106.0      312.7      289.7        96.3       2,201.7
Preferred stock dividends ......................      14.1         38.0       38.0       65.5        27.8          -
Net income (loss) applicable to common stock....    (194.0)        68.0      274.7      224.2        68.5       2,201.7

PER SHARE DATA
Net income, basic...............................   $ (1.12)     $   .45    $  1.82    $  1.70     $   .68
Net income, diluted.............................     (1.12)         .45       1.69       1.59         .67
Book value per common share outstanding.........     22.94        26.50      25.27      21.34       19.28
Weighted average shares outstanding for
  basic earnings................................     173.4        151.7      151.2      132.3       100.1
Weighted average shares outstanding for
  diluted earnings..............................     173.4        152.5      185.0      155.9       143.5
Shares outstanding at period-end................     184.7        152.2      151.5      151.1       100.1

BALANCE SHEET DATA - AT PERIOD END
Total investments............................... $23,801.9    $25,736.4  $25,041.2  $24,306.3   $22,792.6     $22,018.3
Goodwill  ......................................       -            -          -          -         952.2          99.4
Total assets....................................  33,514.8     32,724.0   31,557.9   30,794.6    30,002.3      28,318.1
Corporate notes payable.........................   1,193.7      1,000.8      851.5      768.0     1,300.0           -
Liabilities subject to compromise...............       -            -          -          -           -         6,951.4
Total liabilities...............................  29,278.9     28,023.9   27,060.6   26,902.7    27,184.7      30,519.5
Shareholders' equity (deficit)..................   4,235.9      4,700.1    4,497.3    3,891.9     2,817.6      (2,201.4)

STATUTORY DATA(a) - AT PERIOD END
Statutory capital and surplus...................  $1,336.2     $1,554.5   $1,603.8   $1,510.0    $1,514.1
Asset valuation reserve ("AVR").................     161.3        179.1      142.7      117.0        40.9
Total statutory capital and surplus and AVR.....   1,497.5      1,733.6    1,746.5    1,627.0     1,555.0

--------------------
     (a) We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP. The statutory data presented above reflects our current financial statement filings with various regulatory authorities. It is our intention to evaluate each of the items that have been restated in our consolidated financial statements prepared in accordance with GAAP to determine whether restatement to our previously filed statutory financial statements is needed. We cannot reasonably estimate the effects of any such restatements should they occur.

     The effects of the restatement adjustments on selected consolidated financial data are presented below.


                                                                    Year ended December 31, 2006
                                             ------------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income...................       $2,989.0       $   -          $   -            $   -        $2,989.0
Net investment income.....................        1,506.4           -              -                -         1,506.4
Net realized investment gains (losses) ...          (47.2)          -              -                -           (47.2)
Total revenues ...........................        4,467.4           -              -                -         4,467.4
Interest expense  ........................           73.5           -              -                -            73.5
Total benefits and expenses...............        4,315.1          (4.0)         (14.1)             3.2       4,300.2
Income (loss) before income taxes,
  minority interest, discontinued operations
  and cumulative effect of accounting
  change  ................................          152.3           4.0           14.1             (3.2)        167.2
Net income (loss) ........................           96.5           2.6            9.0             (2.1)        106.0
Preferred stock dividends ................           38.0           -              -                -            38.0
Net income (loss) applicable to common
  stock   ................................           58.5           2.6            9.0             (2.1)         68.0

PER SHARE DATA
Net income, basic.........................          $ .39                                                        $.45
Net income, diluted.......................            .38                                                         .45
Book value per common share
  outstanding ............................          26.58                                                       26.49
Weighted average shares outstanding for
  basic earnings..........................          151.7                                                       151.7
Weighted average shares outstanding for
  diluted earnings........................          152.5                                                       152.5
Shares outstanding at period-end .........          152.2                                                       152.2


BALANCE SHEET DATA - AT PERIOD END
Total investments.........................      $25,736.4       $   -          $   -            $   -       $25,736.4
Total assets..............................       32,717.3          29.7          (21.6)            (1.4)     32,724.0
Corporate notes payable...................        1,000.8           -              -                -         1,000.8
Total liabilities.........................       28,004.2          50.3          (30.6)             -        28,023.9
Shareholders' equity (deficit) ...........        4,713.1         (20.6)           9.0             (1.4)      4,700.1

                                       41


                                                           Year ended December 31, 2005
                                             -----------------------------------------------------------
                                                                     Adjustments
                                                            ----------------------------
                                                                             Previously
                                             As previously  Remediation      identified           As
                                                reported    procedures         errors          restated
                                                --------    ----------         ------          --------
                                                     (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income...................       $2,930.1        $  -           $  -           $2,930.1
Net investment income.....................        1,374.6           -              -            1,374.6
Net realized investment gains (losses) ...           (2.9)          -              -               (2.9)
Total revenues ...........................        4,326.5           -              -            4,326.5
Interest expense..........................           58.3           -              -               58.3
Total benefits and expenses...............        3,823.1          22.2           (3.1)         3,842.2
Income (loss) before income taxes,
  minority interest, discontinued operations
  and cumulative effect of accounting
  change  ................................          503.4         (22.2)           3.1            484.3
Net income (loss) ........................          324.9         (14.2)           2.0            312.7
Preferred stock dividends ................           38.0           -              -               38.0
Net income (loss) applicable to common
  stock   ................................          286.9         (14.2)           2.0            274.7

PER SHARE DATA
Net income, basic.........................          $1.90                                         $1.82
Net income, diluted.......................           1.76                                          1.69
Book value per common share
  outstanding ............................          25.42                                         25.27
Weighted average shares outstanding for
  basic earnings..........................          151.2                                         151.2
Weighted average shares outstanding for
  diluted earnings........................          185.0                                         185.0
Shares outstanding at period-end .........          151.5                                         151.5


BALANCE SHEET DATA - AT PERIOD END
Total investments.........................      $25,041.2        $  -           $  -          $25,041.2
Total assets..............................       31,525.3          32.6            -           31,557.9
Corporate notes payable...................          851.5           -              -              851.5
Total liabilities.........................       27,005.5          55.8            (.7)        27,060.6
Shareholders' equity (deficit) ...........        4,519.8         (23.2)            .7          4,497.3



                                                           Year ended December 31, 2004
                                             -----------------------------------------------------------
                                                                     Adjustments
                                                            ----------------------------
                                                                             Previously
                                             As previously  Remediation      identified           As
                                                reported    procedures         errors          restated
                                                --------    ----------         ------          --------
                                                     (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income...................       $2,949.3        $  -           $  -           $2,949.3
Net investment income.....................        1,318.6           -              4.1          1,322.7
Net realized investment gains (losses) ...           40.6           -              -               40.6
Total revenues ...........................        4,330.0           -              4.1          4,334.1
Interest expense..........................           79.5           -              -               79.5
Total benefits and expenses...............        3,875.9           6.5            5.6          3,888.0
Income (loss) before income taxes,
  minority interest, discontinued operations
  and cumulative effect of accounting
  change  ................................          454.1          (6.5)          (1.5)           446.1
Net income (loss) ........................          294.8          (4.2)           (.9)           289.7
Preferred stock dividends ................           65.5           -              -               65.5
Net income (loss) applicable to common
  stock   ................................          229.3          (4.2)           (.9)           224.2

PER SHARE DATA
Net income, basic.........................          $1.73                                         $1.70
Net income, diluted.......................           1.63                                          1.59
Book value per common share
  outstanding ............................          21.41                                         21.34
Weighted average shares outstanding for
  basic earnings..........................          132.3                                         132.3
Weighted average shares outstanding for
  diluted earnings........................          155.9                                         155.9
Shares outstanding at period-end .........          151.1                                         151.1


BALANCE SHEET DATA - AT PERIOD END
Total investments.........................      $24,306.3        $  -           $  -          $24,306.3
Total assets..............................       30,732.6          26.0           36.0         30,794.6
Corporate notes payable...................          768.0           -              -              768.0
Total liabilities.........................       26,830.4          35.0           37.3         26,902.7
Shareholders' equity (deficit) ...........        3,902.2          (9.0)          (1.3)         3,891.9


                                                                 December 31, 2003
                                             -----------------------------------------------------------
                                                                     Adjustments
                                                            ----------------------------
                                                                             Previously
                                             As previously  Remediation      identified           As
                                                reported    procedures         errors          restated
                                                --------    ----------         ------          --------
                                                              (Dollars in millions)
BALANCE SHEET DATA - AT PERIOD END
Total investments.........................      $22,796.7        $  -           $ (4.1)       $22,792.6
Goodwill  ................................          952.2           4.8             .4            957.4
Total assets..............................       29,990.4          30.0          (18.1)        30,002.3
Corporate notes payable...................        1,300.0           -              -            1,300.0
Total liabilities.........................       27,172.8          30.0          (18.1)        27,184.7
Shareholders' equity (deficit) ...........        2,817.6           -              -            2,817.6

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 2007, and the consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

     o    the recoverability of our deferred tax asset;

     o    changes in accounting principles and the interpretation thereof;

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

     o our ability to achieve eventual upgrades of the financial strength ratings of Conseco and our insurance company subsidiaries as well as the potential impact of rating downgrades on our business;

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

     OVERVIEW

     We are a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through approximately 5,100 career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through approximately 350 IMOs that represent over 5,200 producing independent agents. This segment markets its products under the "Conseco" and "Washington National" brand names. Conseco Insurance Group includes the business of Conseco Health, Conseco Life, Conseco Insurance Company and Washington National, other than any run-off long-term care and major medical insurance issued by those companies. Such run-off business is included in the Other Business in Run-off segment.

     o Colonial Penn, which consists of the business of Colonial Penn, markets graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. The Other Business in Run-off segment is primarily comprised of long-term care business issued by Conseco Senior and Washington National, subsidiaries that were acquired in 1996 and 1997, respectively. Long-term care collected premiums represented more than 99 percent of this segment's total collected premiums in 2007. Of the long-term care collected premiums in this segment for the year ended December 31, 2007, approximately 88 percent related to Conseco Senior and approximately 8 percent related to Washington National and 4 percent related to other Conseco insurance subsidiaries. In 2007, long-term care premiums represented approximately 84 percent of the premiums collected by Conseco Senior and approximately 6 percent of the premiums collected by Washington National.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments.

     For the year ended December 31, 2007, net loss after dividends on our preferred stock totaled $194.0 million, or $1.12 per diluted share.

Our major goals for 2008 include:

     o    Maintaining strong growth at Bankers Life and Colonial Penn.

     o Continuing to improve the focus and profitability mix of sales at Conseco Insurance Group.

     o    Improving earnings stability and reducing volatility.

     o Improving the performance of the long-term care business in our Other Business in Run-off segment by continuing to aggressively seek actuarially justified rate increases and by improving claims management.

     o Completing the remediation project relating to our material weakness in internal controls.

     o    Reducing our enterprise exposure to long-term care business.

     o    Improving or disposing of underperforming blocks of business.

     o    Re-deploying capital to generate improved returns.

     o Positioning the Company to achieve an 11 percent operating return on equity in 2009.

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

     Investments

     At December 31, 2007, the carrying value of our investment portfolio was $23.8 billion.

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

     We regularly evaluate our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific circumstances and developments. When we conclude that a decline in a security's net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. During the year ended December 31, 2007, writedowns of investments included: (i) $33.0 million of writedowns of investments for other than temporary declines in fair value; and (ii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value.

     Our evaluation of investments for impairment requires significant judgments, including: (i) the identification of potentially impaired securities;
(ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other than temporary.

     Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event-driven, credit-driven or a result of changes in market risk premium or interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) our view of the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase;
(vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values. At December 31, 2007, our net accumulated other comprehensive income (loss) included gross unrealized losses on fixed maturity securities of $630.9 million, which we consider to be temporary declines in estimated fair value.

     When the cost basis of a security is written down to fair value due to an other than temporary decline, we review the circumstances of that particular investment in relation to other investments in our portfolio. If such circumstances exist with respect to other investments, those investments may also be written down to fair value. Future events may occur, or additional or updated information may become available, which may necessitate future realized losses of securities in our portfolio. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of a realized investment loss at that time. Significant realized losses on our investments could have a material adverse effect on our earnings in future periods.

     Estimated fair values for our investments are determined by using nationally recognized pricing services, broker-dealer market makers and internally developed methods. Our internally developed methods require us to make judgments about the security's credit quality, liquidity and market spread.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Based on historical performance, risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more financially leveraged hence, all other things being equal, more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     During 2007, we sold $7.0 billion of fixed maturity investments which resulted in net realized investment losses of $39.1 million. Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains. In certain circumstances, including those in which securities are selling at prices which exceed our view of their current fair value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2007, we sold $3.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $134.0 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

     The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the value of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described below. We expect to amortize approximately 13 percent of the December 31, 2007 balance of value of policies inforce in 2008, 12 percent in 2009, 11 percent in 2010, 7 percent in 2011 and 6 percent in 2012.

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

     During 2007, we were required to accelerate the amortization of insurance acquisition costs related to our universal life products because the prior balance was not recoverable by the value of future estimated gross profits on this block. This additional amortization was necessary so that our insurance acquisition costs would not exceed the value of future estimated gross profits and is expected to continue to be recognized in subsequent periods. Because our insurance acquisition costs are now equal to the value of future estimated gross profits, this block is expected to generate break-even earnings in the future. We continue to hold insurance acquisition costs of approximately $140 million related to these products, which we determined are recoverable by the value of estimated gross profits. In addition, results for this block are expected to exhibit increased volatility in the future, because the entire difference between our assumptions and actual experience is expected to be reflected in earnings in the period such differences occur.

     During the fourth quarter of 2007, we recognized additional amortization expense of $14.8 million to reflect changes in our estimates of future mortality rates on our universal life business, net of planned increases to associated policyholder charges.

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

     When lapses of our insurance products exceed levels assumed in determining the amortization of insurance intangibles, we adjust amortization to reflect the change in future premiums or estimated gross profits resulting from the unexpected lapses. We recognized additional amortization expense of $7.9 million during the first six months of 2006 as a result of higher than expected lapses of our Medicare supplement products. We believe the unexpected lapses were primarily related to premium rate increases and competition from companies offering Medicare Advantage products. During the first nine months of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the first six months of 2006 as a result of this change. During 2005, we conducted a review of our methodology for identifying and capitalizing deferred acquisition costs related to the traditional life block of business in our Bankers Life segment. Based on our review, we reduced the total cost capitalized in prior years by $1.1 million, which was reflected as an increase in amortization expense for the year ended December 31, 2005. There have been no other significant changes to assumptions used to amortize insurance acquisition costs during 2007, 2006 or 2005. Revisions to assumptions in future periods could have a significant adverse or favorable effect on our results of operations and financial position.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We decreased amortization expense for such changes by $35.7 million, $10.1 million and $2.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was an increase of $62.0 million at December 31, 2007.

     At December 31, 2007, the balance of insurance acquisition costs was $3.1 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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


                                                                     Estimated adjustment to
                                                                          income before
                                                                      income taxes based on
Change in assumptions                                           revisions to certain assumptions
                                                                --------------------------------
                                                                      (dollars in millions)
   Universal life-type products (a):
      5% increase to assumed mortality..................................    $(103.4)
      5% decrease to assumed mortality..................................       36.0
      15% increase to assumed expenses..................................      (19.4)
      15% decrease to assumed expenses..................................        6.3
      10 basis point decrease to assumed spread.........................      (22.5)
      10 basis point increase to assumed spread.........................        9.4
      10% increase to assumed lapses....................................        6.5
      10% decrease to assumed lapses....................................       (7.2)

   Investment-type products:
      20% increase to assumed surrenders................................       (4.0)
      20% decrease to assumed surrenders................................        4.8
      15% increase to assumed expenses..................................       (1.6)
      15% decrease to assumed expenses..................................        1.5
      10 basis point decrease to assumed spread.........................       (5.1)
      10 basis point increase to assumed spread.........................        4.9

   Other than universal life and investment-type products (b):
      5% increase to assumed morbidity..................................     (130.2)
      50 basis point decrease to investment earnings rate...............      (39.3)

--------------------
     (a) A significant portion of our universal life-type products inforce are in loss recognition status. A favorable change in experience on such blocks may slow down future amortization; however, the current period adjustment to insurance acquisition costs would be small. This causes the downside sensitivities above to be lower in magnitude than the upside results.

     (b) We have excluded the effect of reasonably likely changes in mortality, lapse, surrender and expense assumptions for policies other than universal life and investment-type products. Our estimates indicate such changes would not result in any portion of the $2.4 billion balance of unamortized insurance acquisition costs related to these policies being unrecoverable.

     Accounting for marketing and reinsurance agreements with Coventry

     Prescription Drug Benefit

     The MMA provided for the introduction of a PDP product. In order to offer this product to our current and potential future policyholders without investing in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related policy benefits subject to a risk corridor. The Part D program was effective January 1, 2006.

     The following describes how we account for and report our PDP business:

Our accounting for the national distribution agreement

     o We recognize distribution and licensing fee income from Coventry based upon negotiated percentages of collected premiums on the underlying Medicare Part D contracts. This fee income is recognized over the calendar year term as premiums are collected.

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

     The following summarizes the pre-tax income of the PDP business (dollars in millions):

                                                                    2007           2006
                                                                    ----           ----
       Insurance policy income................................      $70.8          $74.4
       Fee revenue and other..................................        2.4            5.3
                                                                    -----          -----

         Total revenues.......................................       73.2           79.7
                                                                    -----          -----

       Insurance policy benefits..............................       57.2           59.6
       Commission expense.....................................        6.4            8.7
       Other operating expenses...............................        1.0            6.5
                                                                    -----          -----

         Total expense........................................       64.6           74.8
                                                                    -----          -----

         Pre-tax income.......................................      $ 8.6          $ 4.9
                                                                    =====          =====

     Private-Fee-For-Service

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry's PFFS plan, beginning January 1, 2007. The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2007 with approximately 50 percent of the net premiums and related profits. During the fourth quarter of 2007, we initiated a pilot program to test the marketing and distribution of Coventry's PFFS plan through Colonial Penn's direct response distribution channel.

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

     The following summarizes the pre-tax income of the PFFS business (dollars in millions):

                                                                           2007
                                                                           ----
              Insurance policy income............................         $100.8
              Fee revenue and other..............................            8.6
                                                                          ------

                  Total revenues.................................          109.4
                                                                          ------

              Insurance policy benefits..........................           82.7
              Commission expense.................................            4.2
              Other operating expenses...........................            8.8
                                                                          ------

                  Total expense..................................           95.7
                                                                          ------

              Pre-tax income.....................................         $ 13.7
                                                                          ======

     Large Group Private-Fee-For-Service Block

     Effective July 1, 2007, Conseco entered into a quota-share reinsurance agreement with Coventry related to the PFFS business written by Coventry under certain group policies. Conseco receives 50 percent of the net premiums and related profits associated with this business as long as the ceded revenue margin is less than or equal to five percent. Conseco receives 25 percent of the net premiums and related profits on the ceded margin in excess of five percent. The following summarizes the pre-tax income of this business (dollars in millions):

                                                                                      2007
                                                                                      ----
              Premium income..................................................         $99.8
                                                                                       -----

              Policy benefits.................................................          91.2
              Commission expense..............................................           4.1
                                                                                       -----

                  Total expenses..............................................          95.3
                                                                                       -----

              Pre-tax income..................................................         $ 4.5
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

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets because we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2005 and 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $585.8 million and $260.0 million in 2005 and 2006, respectively. However, we are required to continue to hold a valuation allowance of $672.9 million at December 31, 2007 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

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

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Our Section 382 limitation for 2008 will be approximately $587 million (including $445 million of unused amounts carried forward from prior years).

     Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2004.............................................  $1,629.6

         Release of valuation allowance (a).....................................    (585.8)
                                                                                  --------

       Balance at December 31, 2005.............................................   1,043.8

         Expiration of NOL and capital loss carryforwards.......................      (6.0)
         Release of valuation allowance (a).....................................    (260.0)
                                                                                  --------

       Balance at December 31, 2006.............................................     777.8

         Increase in 2007.......................................................      68.0
         Expiration of capital loss carryforwards...............................    (157.6)
         Write off of certain state NOLs (recovery is remote)...................     (15.3)
                                                                                  --------

       Balance at December 31, 2007.............................................  $  672.9
                                                                                  ========

-------------------
     (a)  There is a corresponding increase to additional paid-in capital.

     As of December 31, 2007, we had $5.0 billion of federal NOLs and $.7 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                             Total loss carryforwards
                     ---------------------     Capital loss         Total loss        ------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2008 ......      $    -     $    -          $583.7             $  583.7             $ 583.7          $    -
     2009.......           -           .9          86.2                 87.1                  .9              86.2
     2010.......           -          1.0           -                    1.0                 1.0               -
     2011.......           -           .1           -                     .1                  .1               -
     2012.......           -         10.6          72.2                 82.8                10.6              72.2
     2016.......          16.9        -             -                   16.9                16.9               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)   20.3           -                2,190.9                64.4           2,126.5
     2020.......           -          2.5           -                    2.5                 2.5               -
     2021.......          61.8        -             -                   61.8                 -                61.8
     2022.......         266.2         .6           -                  266.8                 -               266.8
     2023.......           -      2,092.9 (a)       -                2,092.9                71.7           2,021.2
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        158.3           -                  158.3                 -               158.3
                      --------   --------        ------             --------             -------          --------

     Total......      $2,548.7   $2,410.8        $742.1             $5,701.6             $ 785.0          $4,916.6
                      ========   ========        ======             ========             =======          ========

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

     The Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007, which resulted in a $6 million increase to additional paid-in capital. As of January 1, 2007 and December 31, 2007, the amount of unrecognized tax benefits was not significant. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect the change to have a significant impact on its results of operations.

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

     Although FIN 48 allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in 2007. The liability for accrued interest and penalties was not significant at December 31, 2007 or December 31, 2006.

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

     The Company adopted Statement of Financial Accounting Standards No. 123R "Accounting for Stock-Based Compensation" ("SFAS 123R") in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $1.1 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     Liabilities for Insurance Products

     At December 31, 2007, the total balance of our liabilities for insurance products was $26.7 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

     Accounting for Long-term Care Premium Rate Increases

     Many of our long-term care policies were subject to premium rate increases in 2006 and 2007. In some cases, these premium rate increases were reasonably consistent with the assumptions we used to value the particular block of business at the fresh-start date. In other cases, the premium rate increases were materially different from that assumed at the fresh-start date, leading us to change our best estimates of future actuarial assumptions. With respect to the 2006 premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these premium rate increases and related policyholder options:

     o Premium rate increases - In November 2007, we were informed of a request made by the SEC at a meeting on November 2, 2007 between the insurance expert panel of the American Institute of Certified Public Accountants and the SEC staff. Representatives from Conseco did not attend the meeting and there has been no formal communication from the SEC regarding the matters that were discussed. However, it is our understanding that during the meeting, the SEC staff requested that companies communicate to the SEC their accounting practices if a prospective revision methodology is used when premium rate changes are made to guaranteed renewable health insurance contracts in a period without a premium deficiency. In the critical accounting policies section of our 2006 Form 10-K, we disclosed that we used a prospective revision methodology (also known as "pivoting") to account for premium rate increases on long-term care policies. Under this accounting policy, we prospectively changed reserve assumptions for long-term care policies when premium rate increases differed significantly from our original assumptions. We based the use of this accounting policy on our interpretation of GAAP, including specific reference to the use of a prospective revision methodology when premium rate changes are made to guaranteed renewable health insurance contracts in paragraph 20 of Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" issued by the Accounting Standards Executive Committee.

          In accordance with the request of the SEC staff, we prepared a document which summarized our use of the prospective revision methodology and the authoritative guidance we followed in determining our accounting policy. On February 28, 2008, the SEC staff informed Conseco that the use of this method is not consistent with the guidance of FASB Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises."

          As a result, we have restated our results reflecting the elimination of the use of the prospective revision methodology. If premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are not reflected prospectively in our reserves. Instead, the additional premium revenue resulting from the rate increase is recognized as earned and original assumptions continue to be used to determine changes to liabilities for insurance products unless a premium deficiency exists.

          Our restatement of previously issued financial statements for the year ended December 31, 2006 and quarterly information for 2006 and the first three quarters of 2007, includes adjustments to eliminate the use of the prospective revision methodology. For further information on these and other restatement adjustments, refer to the notes to the consolidated financial statements entitled "Restatement of Previously Issued Financial Statements" and "Restated Quarterly Financial Data (Unaudited)."

     o Benefit reductions - If there is a premium rate increase on one of our long-term care policies, a policyholder may choose reduced coverage with a proportionate reduction in premium, when permitted by our contracts. This option does not require additional underwriting. Benefit reductions are treated as a partial lapse of coverage, and the balance of our reserves and deferred insurance acquisition costs is reduced in proportion to the reduced coverage.

     o Non-forfeiture benefits offered in conjunction with a rate increase - In some cases, non-forfeiture benefits are offered to policyholders who wish to lapse their policies at the time of a significant rate increase. In these cases, exercise of this option is treated as an extinguishment of the original contract and issuance of a new contract. The balance of our reserves and deferred insurance acquisition costs are released, and a reserve for the new contract is established.

     o Florida Order - In 2004, the Florida Office of Insurance Regulation issued an order to our subsidiaries in the Other Business in Run-off segment regarding their long-term care business in Florida. The order required them to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

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

          Reserves for all three groups of policies under the order were prospectively adjusted using the prospective revision methodology described above, as these alternatives were required by the Florida Office of Insurance Regulation. These policies had no insurance acquisition costs established at the Effective Date.

Some of our policyholders may receive a non-forfeiture benefit if they cease paying their premiums pursuant to their original contract (or pursuant to changes made to their original contract as a result of a litigation settlement made prior to the Effective Date or an order issued by the Florida Office of Insurance Regulation). In these cases, exercise of this option is treated as the exercise of a policy benefit, and the reserve for premium paying benefits is reduced, and the reserve for the non-forfeiture benefit is adjusted to reflect the election of this benefit.

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

     In conjunction with our bankruptcy reorganization in 2003, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco were transferred to the Company. These loans had been guaranteed by Old Conseco. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2007, we have estimated that approximately $19.2 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in connection with our bankruptcy reorganization in 2003, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. As of December 31, 2007, we had paid $13.7 million to the former holders of TOPrS and we have established a liability of $10.2 million (which is included in other liabilities), representing our estimate of the additional amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     RESULTS OF OPERATIONS:

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

     Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     The following tables and narratives summarize the operating results of our segments (dollars in millions):

                                                                              2007            2006            2005
                                                                              ----            ----            ----
                                                                                           (Restated)     (Restated)

Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
      Bankers Life ......................................................    $ 241.8           $265.3           $224.9
      Conseco Insurance Group............................................       (6.0)            32.6            233.4
      Colonial Penn......................................................       18.1             21.6             20.0
      Other Business in Run-off..........................................     (185.9)           (34.5)            90.9
      Corporate operations...............................................     (121.3)           (80.7)           (84.8)
                                                                             -------           ------           ------

                                                                               (53.3)           204.3            484.4
                                                                             -------           ------           ------

Net realized investment gains (losses), net of related amortization:
      Bankers Life ......................................................      (17.4)           (16.3)            (3.2)
      Conseco Insurance Group............................................      (98.8)           (12.6)             3.4
      Colonial Penn......................................................        (.2)              .2               .6
      Other Business in Run-off..........................................        2.9             (8.0)              .5
      Corporate operations...............................................       (6.2)             (.4)            (1.4)
                                                                             -------           ------           ------

                                                                              (119.7)           (37.1)             (.1)
                                                                             -------           ------           ------

Income (loss) before income taxes:
      Bankers Life ......................................................      224.4            249.0            221.7
      Conseco Insurance Group............................................     (104.8)            20.0            236.8
      Colonial Penn......................................................       17.9             21.8             20.6
      Other Business in Run-off..........................................     (183.0)           (42.5)            91.4
      Corporate operations...............................................     (127.5)           (81.1)           (86.2)
                                                                             -------           ------           ------

       Income (loss) before income taxes.................................    $(173.0)          $167.2           $484.3
                                                                             =======           ======           ======

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

     These non-GAAP financial measures of "income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains (losses), net of related amortization. We measure segment performance for purposes of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses) depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, "income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes" does not replace "income
     (loss) before income taxes" as a measure of overall profitability. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business. In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be transparent. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Conseco Insurance Group segment, which utilizes professional independent producers, and through our Colonial Penn segment, which utilizes direct response marketing. Our Other Business in Run-off segment consists of: (i) long-term care products sold in prior years through independent agents; and (ii) a very small amount of major medical insurance. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by Old Conseco in 1996 and 1997.

Bankers Life (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Premium collections:
     Annuities...........................................................    $  885.5       $  997.5         $  951.1
     Supplemental health.................................................     1,546.1        1,308.3          1,213.7
     Life................................................................       200.0          184.2            152.1
                                                                             --------       --------         --------

       Total collections.................................................    $2,631.6       $2,490.0         $2,316.9
                                                                             ========       ========         ========

Average liabilities for insurance products:
     Annuities:
         Mortality based.................................................    $  266.0       $  271.8         $  263.0
         Equity-indexed..................................................       787.4          500.2            324.9
         Deposit based...................................................     4,522.2        4,435.4          4,087.6
     Health..............................................................     3,569.7        3,310.2          3,044.7
     Life:
         Interest sensitive..............................................       364.2          341.5            320.3
         Non-interest sensitive..........................................       299.1          246.7            196.5
                                                                             --------       --------         --------

           Total average liabilities for insurance
             products, net of reinsurance ceded..........................    $9,808.6       $9,105.8         $8,237.0
                                                                             ========       ========         ========

Revenues:
     Insurance policy income.............................................    $1,780.0       $1,545.5         $1,405.7
     Net investment income:
       General account invested assets...................................       578.7          513.3            450.6
       Equity-indexed products based on the change in value of options...       (10.6)          12.3             (2.6)
       Other special-purpose portfolios..................................         4.2            -                -
   Fee revenue and other income..........................................        12.0            6.0              1.1
                                                                             --------       --------         --------

         Total revenues..................................................     2,364.3        2,077.1          1,854.8
                                                                             --------       --------         --------

Expenses:
     Insurance policy benefits...........................................     1,480.6        1,216.2          1,139.7
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than equity-indexed products.....................       180.9          173.6            163.8
       Equity-indexed products...........................................        23.2           20.8              1.7
     Amortization related to operations..................................       264.0          241.0            184.1
     Interest expense on investment borrowings...........................         -               .1              1.3
     Other operating costs and expenses..................................       173.8          160.1            139.3
                                                                             --------       --------         --------

         Total benefits and  expenses....................................     2,122.5        1,811.8          1,629.9
                                                                             --------       --------         --------

Income before net realized investment losses,
     net of related amortization and income taxes........................       241.8          265.3            224.9
                                                                             --------       --------         --------

       Net realized investment losses....................................       (19.9)         (19.5)            (4.2)
       Amortization related to net realized investment losses............         2.5            3.2              1.0
                                                                             --------       --------         --------

           Net realized investment losses,
              net of related amortization................................       (17.4)         (16.3)            (3.2)
                                                                             --------       --------         --------

Income before income taxes...............................................    $  224.4       $  249.0         $  221.7
                                                                             ========       ========         ========

                                   (continued)

                         (continued from previous page)


                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                            (Restated)     (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................  $1,298.0        $1,058.8        $1,006.7
       Benefit ratio (a)..................................................     84.4%           79.9%           82.9%

     Medicare supplement:
       Insurance policy benefits..........................................    $433.3          $436.6          $466.5
       Benefit ratio (a)..................................................     67.2%           66.6%           71.5%

     PDP and PFFS:
       Insurance policy benefits..........................................    $231.1           $59.6           $ -
       Benefit ratio (a)..................................................     85.1%           80.0%             -

     Long-term care:
       Insurance policy benefits..........................................    $633.6          $562.6          $540.2
       Benefit ratio (a)..................................................    102.0%           94.5%           96.1%
       Interest-adjusted benefit ratio (b)................................     70.8%           64.9%           67.6%

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

     These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $193.8 million, $175.9 million and $160.3 million in 2007, 2006 and 2005, respectively.

     Total premium collections were $2,631.6 million in 2007, up 5.7 percent from 2006, and $2,490.0 million in 2006, up 7.5 percent from 2005. Premium collections include $277.8 million and $76.7 million in 2007 and 2006, respectively, of premiums collected pursuant to the quota-share agreements with Coventry described above under "Accounting for the marketing and reinsurance agreements with Coventry". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $9.8 billion in 2007, up 7.7 percent from 2006, and $9.1 billion in 2006, up 11 percent from 2005. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $271.4 million and $74.4 million in 2007 and 2006, respectively, of premium income from the quota-share agreements with Coventry described above under "Accounting for the marketing and reinsurance agreements with Coventry".

     Net investment income on general account invested assets (which excludes income on policyholder accounts) increased by 13 percent, to $578.7 million, in 2007 and by 14 percent, to $513.3 million, in 2006. The average balance of general account invested assets was $10.0 billion, $9.2 billion and $8.2 billion in 2007, 2006 and 2005, respectively. The yield on these assets was 5.79 percent in 2007, 5.59 percent in 2006 and 5.49 percent in 2005. The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods. The increase in yield is primarily due to increases in portfolio duration and changes in the investment allocation.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(11.2) million, $12.3 million and $(2.6) million in 2007, 2006 and 2005, respectively. Also, during 2007, we recognized income on trading securities which are held to act as hedges for embedded derivates related to equity-indexed products. Such trading account income was $.6 million in 2007. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased in the fourth quarter of 2006 as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $1.5 million in 2007. We also recognized a death benefit of $2.7 million under the COLI in 2007.

     Fee revenue and other income increased to $12.0 million in 2007, compared to $6.0 million in 2006 and $1.1 million in 2005. We recognized fee income of $11.0 million and $5.3 million in 2007 and 2006, respectively, pursuant to the agreements described above under "Accounting for the marketing and reinsurance agreements with Coventry".

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected the release of reserve redundancies (deficiencies) from prior years of $3.7 million, $9.8 million and $(2.0) million in 2007, 2006 and 2005, respectively. Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 67.8 percent, 68.3 percent, and 71.4 percent in 2007,

2006 and 2005, respectively. Such ratios are consistent with our expectations considering premium rate increases implemented in recent periods.

     The insurance policy benefits on our PDP and PFFS business result from our quota-share reinsurance agreements with Coventry as described above under "Accounting for marketing and reinsurance agreements with Coventry". We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. Effective July 1, 2007, we entered into a new PFFS quota-share reinsurance agreement to assume 50 percent of the business written by Coventry under one large group policy. The benefit ratio related to the PDP and PFFS business increased in 2007 due to the higher loss ratio on the group policy (which was expected).

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. In the first quarter of 2005, we began introducing several new long-term care products to replace our previous lower-priced products. These new products have been approved by the regulatory authorities in 49 states and the District of Columbia. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 102.0 percent, 94.5 percent and 96.1 percent in 2007, 2006 and 2005, respectively. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 70.8 percent, 64.9 percent and 67.6 percent in 2007, 2006 and 2005, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $7.4 million, $.5 million and $4.3 million in 2007, 2006 and 2005, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 100.8 percent, 94.4 percent, and 95.3 percent in 2007, 2006 and 2005, respectively. We experienced an increase in the number of incurred claims in 2007.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented these rate increases. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of December 31, 2007, all such filings had been submitted for regulatory approval, and approximately 38 percent of the rate increases had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next nine months.

     During the fourth quarter of 2007, we recognized additional insurance policy benefits of $6.7 million to reflect changes in our estimates of future surrender and premium persistency rates on our universal life insurance block of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $180.8 million, $173.6 million and $163.8 million in 2007, 2006 and 2005, respectively. The increases were primarily due to increases in annuity reserves (resulting from higher sales of these products). The weighted average crediting rates for these products were 3.7 percent, 3.6 percent and 3.7 percent in 2007, 2006 and 2005, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or
(ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $264.0 million, $241.0 million and $184.1 million in 2007, 2006 and 2005, respectively. During the first half of 2007 and 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $25.4 million in the first half of 2007 and $7.9 million in the first half of 2006. We believe such increases were partially related to competition from Medicare Advantage products.

     Other operating costs and expenses in our Bankers Life segment were $173.8 million in 2007, up 8.6 percent from 2006 and were $160.1 million in 2006, up 15 percent from 2005. The increase in expenses in 2007 and 2006 reflects the expenses we incurred related to the marketing and quota-share agreements with Coventry. Other operating costs and expenses include the following (dollars in millions):

                                                                                   2007            2006            2005
                                                                                   ----            ----            ----
                                                                                                (Restated)      (Restated)
       Expenses related to the marketing and quota-share
          agreements with Coventry............................................    $ 24.5           $ 15.2         $  -
       Commission expense.....................................................      20.8             20.7           18.9
       Other operating expenses...............................................     128.5            124.2          120.4
                                                                                  ------           ------         ------

          Total...............................................................    $173.8           $160.1         $139.3
                                                                                  ======           ======         ======

     Net realized investment losses fluctuated each period. During 2007, net realized investment losses in this segment included $4.6 million of net losses from the sales of investments (primarily fixed maturities), and $15.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2006, net realized investment losses in this segment included $15.1 million of net losses from the sales of investments (primarily fixed maturities), and $4.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment losses in this segment included $1.5 million of net losses from the sales of investments (primarily fixed maturities), and $2.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $2.5 million, $3.2 million and $1.0 million in 2007, 2006 and 2005, respectively.

Conseco Insurance Group (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Premium collections:
     Annuities...........................................................   $   368.6       $   433.3       $   161.7
     Supplemental health.................................................       594.4           611.6           661.5
     Life................................................................       287.3           314.6           335.0
                                                                            ---------       ---------       ---------

       Total collections.................................................   $ 1,250.3       $ 1,359.5       $ 1,158.2
                                                                            =========       =========       =========

Average liabilities for insurance products:
     Annuities:
     Mortality based.....................................................   $   230.3       $   241.2       $   269.8
       Equity-indexed....................................................     1,435.3         1,376.4         1,349.0
       Deposit based.....................................................     2,337.7         3,150.8         3,472.4
       Separate accounts and investment trust liabilities................        28.4            29.3            30.6
     Health..............................................................     2,457.2         2,424.7         2,407.0
     Life:
       Interest sensitive................................................     3,044.9         3,061.2         3,124.9
       Non-interest sensitive............................................     1,380.2         1,416.8         1,431.0
                                                                            ---------       ---------       ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded......................................   $10,914.0       $11,700.4       $12,084.7
                                                                            =========       =========       =========
Revenues:
     Insurance policy income.............................................   $   949.4       $   994.8       $ 1,064.0
     Net investment income:
       General account invested assets...................................       700.5           699.6           718.6
       Equity-indexed products based on the change in value of options...        (1.3)           26.0           (16.3)
       Trading account income related to policyholder and
         reinsurer accounts..............................................         1.4             6.9            (3.3)
       Change in value of embedded derivatives related to
         modified coinsurance agreements.................................         1.4              .8             3.0
       Other trading accounts............................................       (12.8)            -               -
     Fee revenue and other income........................................          .6             1.0             1.9
                                                                            ---------       ---------       ---------

       Total revenues....................................................     1,639.2         1,729.1         1,767.9
                                                                            ---------       ---------       ---------

Expenses:
     Insurance policy benefits...........................................       779.8           769.4           831.8
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products..............................       217.4           251.9           254.5
       Equity-indexed products...........................................        60.7            55.8            12.6
     Amortization related to operations..................................       177.5           174.5           158.6
     Interest expense on investment borrowings...........................        17.6              .8             4.9
     Costs related to a litigation settlement............................        32.2           165.8             9.2
     Loss related to an annuity coinsurance transaction..................        76.5             -               -
     Other operating costs and expenses..................................       283.5           278.3           262.9
                                                                            ---------       ---------       ---------

       Total benefits and expenses.......................................     1,645.2         1,696.5         1,534.5
                                                                            ---------       ---------       ---------

Income (loss) before net realized investment gains (losses),
     net of related amortization and income taxes........................        (6.0)           32.6           233.4
                                                                            ---------       ---------       ---------

       Net realized investment gains (losses)............................      (132.0)          (19.5)            1.6
       Amortization related to net realized investment
         (gains) losses..................................................        33.2             6.9             1.8
                                                                            ---------       ---------       ---------

         Net realized investment gains (losses),
           net of related amortization...................................       (98.8)          (12.6)            3.4
                                                                            ---------       ---------       ---------

Income (loss) before income taxes........................................   $  (104.8)      $    20.0       $   236.8
                                                                            =========       =========       =========

                                   (continued)

                         (continued from previous page)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................    $443.8          $445.2          $476.3
       Benefit ratio (a)..................................................     74.0%           71.2%           70.8%

     Medicare supplement:
       Insurance policy benefits..........................................    $156.4          $158.9          $178.5
       Benefit ratio (a)..................................................     67.6%           61.9%           59.4%

     Specified disease:
       Insurance policy benefits..........................................    $279.4          $277.1          $287.9
       Benefit ratio (a)..................................................     77.8%           77.4%           80.2%
       Interest-adjusted benefit ratio (b)................................     44.7%           45.4%           49.1%

     Other:
       Insurance policy benefits..........................................      $8.0            $9.2            $9.9
       Benefit ratio (a)..................................................     84.7%           84.2%           75.9%

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

     These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. In addition, interest income is an important factor in measuring the performance of this product, since approximately three-fourths of these policies have return of premium or cash value riders. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the specified disease reserves was $118.9 million, $114.7 million and $111.7 million in 2007, 2006 and 2005, respectively.

     Annuity coinsurance agreement. On October 12, 2007, we completed a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our subsidiaries with REALIC. We recognized a $76.5 million loss before income taxes on the transaction. Pursuant to the terms of the agreement, the purchase price was based on the January 1, 2007, value of the business ceded. During 2007, we also recognized impairment charges (net of amortization of insurance intangibles) of $40.6 million as a result of our intent not to hold investments for a period of time sufficient to allow for any anticipated recovery as a result of the assets to be transferred upon the expected completion of the coinsurance transaction. In addition to the 2007 effect of the coinsurance agreement, our 2008 results will be affected since the revenue and expense in this block will no longer be recorded in our consolidated statement of operations. During the first nine months of 2007, the following revenues and expenses were recognized on this block: net investment income of $120 million, insurance policy benefits of $85 million; and amortization expense of $25 million.

     Total premium collections were $1,250.3 million in 2007, down 8.0 percent from 2006, and $1,359.5 million in 2006, up 17 percent from 2005. The decrease in 2007 collected premiums was primarily due to lower annuity sales as we changed the pricing of specific products and we no longer emphasized the sale of certain products. Premium collections in 2006 increased primarily due to higher premium collections from our equity-indexed products, partially offset by lower premium collections from Medicare supplement and life insurance products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

     Average liabilities for insurance products, net of reinsurance ceded were $10.9 billion in 2007, down 6.7 percent from 2006, and $11.7 billion in 2006, down 3.2 percent from 2005. The decreases in such liabilities were primarily due to a coinsurance transaction completed in the third quarter of 2007 and policyholder redemptions and lapses exceeding new sales.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease in insurance policy income is partially due to lower premiums from our life insurance block. The lapses of these policies are exceeding new sales. In addition, we experienced higher lapses than sales from Medicare supplement products in 2007. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) increased by .1 percent, to $700.5 million, in 2007 and decreased by 2.6 percent, to $699.6 million, in 2006. The average balance of general account invested assets decreased by 3.3 percent in 2007, to $11.8 billion, and by 3.1 percent in 2006, to $12.2 billion. The average yield on these assets was 5.92 percent in 2007, 5.74 percent in 2006 and 5.71 percent in 2005. The increase in yield is primarily due to an increase in portfolio duration and changes in investment allocation. The yield was also impacted by income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) of $6.8 million, $8.2 million and $22.8 million in 2007, 2006 and 2005, respectively. This additional investment income was partially offset by approximately $1.1 million, $4.0 million and $9.4 million of additional amortization expense in 2007, 2006 and 2005, respectively, to reflect the higher resulting gross profits for universal life and investment-type products.

     Net investment income related to equity-indexed products based on the change in value of options represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $2.7 million, $28.1 million and $(12.0) million in 2007, 2006 and 2005, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) were $(4.0) million, $(2.1) million and $(4.3) million in 2007, 2006 and 2005, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

     Trading account income related to policyholder and reinsurer accounts represents the income on trading securities which are held to act as hedges for embedded derivatives related to certain modified coinsurance agreements. In addition, such income includes the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy. The income on our trading account securities is designed to substantially offset: (i) the change in value of embedded derivatives related to modified coinsurance agreements described below; and (ii) certain amounts included in insurance policy benefits related to the aforementioned annuity products.

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

     Net investment income on other trading accounts includes: (i) the change in the fair value of a trading securities portfolio; and (ii) the change in fair value of interest rate swaps. The trading securities were carried at estimated fair value with changes in such value recognized as trading income. The change in the value of the interest rate swaps was recognized in trading income. Prior to December 31, 2007, these fixed rate securities were sold and the associated interest rate swaps were terminated.

     Insurance policy benefits were affected by a number of items as summarized below.

     Insurance margins (insurance policy income less insurance policy benefits) related to life products were $(.2) million, $28.9 million and $37.7 million in 2007, 2006 and 2005, respectively. Such declines were primarily due to increased death claims.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     In 2006 and 2005, the benefit ratios on Conseco Insurance Group's Medicare supplement products were impacted by an increase in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $1.0 million, $5.4 million and $6.5 million in 2007, 2006 and 2005, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 68.0 percent, 64.1 percent and 61.5 percent in 2007, 2006 and 2005, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $74.9 million, $97.6 million and $122.2 million in 2007, 2006 and 2005, respectively. Such decreases are primarily due to a higher benefit ratio and a smaller inforce block of business.

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

     The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $79.7 million, $80.8 million and $71.1 million in 2007, 2006 and 2005, respectively.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business. We no longer actively market these products.

     During the fourth quarter of 2007, we recognized additional insurance policy benefits of $2.0 million to increase our insurance product liabilities. This increase primarily affects our best estimate of the costs associated with enhancing certain benefits related to a block of excess interest whole life policies in response to various issues in how the policies had been administered. We recognized additional insurance policy benefits of $8.0 million during the fourth quarter of 2006 based on our prior estimate of the enhanced benefits associated with these same policies and administrative issues. The policies affected by the adjustments described above were issued through a subsidiary prior to its acquisition by Conseco in 1997.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $217.4 million, $251.9 million and $254.5 million in 2007, 2006 and 2005, respectively. The fluctuations are primarily due to a smaller block of annuity business inforce due to: (i) lapses exceeding new sales in recent periods; and (ii) the completion of an annuity coinsurance transaction in the third quarter of 2007 as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The weighted average crediting rates for these products were 4.1 percent, 4.1 percent and 4.0 percent in 2007, 2006 and 2005, respectively.

     Amounts added to equity-indexed products generally fluctuate with the corresponding related investment income accounts described above. In addition, in 2006, we reduced such amounts by $8.5 million to reflect a change in the assumptions for the cost of options underlying our equity-indexed products as described below under amortization related to operations. Such decreases were partially offset by a $4.7 million increase in amortization of insurance acquisition costs related to the assumption changes.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Lapse rates on our Medicare supplement products have impacted our estimates of future expected premium income and, accordingly, we recognized increased (decreased) amortization expense of $(3.9) million and $7.1 million in 2007 and 2006, respectively. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

     During 2007, we were required to accelerate the amortization of insurance acquisition costs related to our universal life products because the prior balance was not recoverable by the value of future estimated gross profits on this block. This additional amortization was necessary so that our insurance acquisition costs would not exceed the value of future estimated gross profits and is expected to continue to be recognized in subsequent periods. Because our insurance acquisition costs are now equal to the value of future estimated gross profits, this block is expected to generate break-even earnings in the future. We continue to hold insurance acquisition costs of approximately $140 million related to these products, which we determined are recoverable by the value of estimated gross profits. In addition, results for this block are expected to exhibit increased volatility in the future, because the entire difference between our assumptions and actual experience is expected to be reflected in earnings in the period such differences occur.

     During the fourth quarter of 2007, we recognized additional amortization expense of $14.8 million to reflect changes in our estimates of future mortality rates on our universal life business, net of planned increases to associated policyholder charges.

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

     During the first quarter of 2006, we made certain adjustments to our assumptions of expected future profits for the annuity and universal life blocks of business in this segment related to investment returns, lapse rates, the cost of options underlying our equity-indexed products and other refinements. We recognized additional amortization expense of $12.4 million in the first quarter of 2006 due to these changes. This increase to amortization expense was offset by a reduction to insurance policy benefit expense of $11.5 million, to reflect the effect of the changes in these assumptions on the calculation of certain insurance liabilities, such as the liability to purchase future options underlying our equity-indexed products. Also, during the second quarter of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the second quarter of 2006 as a result of this change.

     Interest expense on investment borrowings includes $16.7 million of interest expense on collateralized borrowings in 2007 as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings and Interest Rate Swaps".

     Costs related to a litigation settlement include legal fees and estimated amounts related to a settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The costs related to the litigation settlement recognized in 2007 represent changes to our initial estimates based on the ultimate cost of the settlement, including the effect of the sale of shares of our common stock distributed for the benefit of the plaintiffs pursuant to the bankruptcy plan of our Predecessor at lower market prices than previously reflected. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Loss related to an annuity coinsurance transaction resulted from the completion of a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with REALIC, a subsidiary of Swiss Re Life & Health America, Inc. Refer to the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance" for further information about the transaction.

     Other operating costs and expenses were $283.5 million, $278.3 million and $262.9 million in 2007, 2006 and 2005, respectively. Other operating costs and expenses include commissions and other operating expenses. During 2007, the Company recognized expenses of $7.3 million related to the decision to abandon certain software that will not be used consistent with our current business plan and $3.7 million of costs related to other operational initiatives and consolidation activities. Other operating costs and expenses include the follow (dollars in millions):

                                                                     2007             2006              2005
                                                                     ----             ----              ----
       Commission expenses......................................    $ 79.3           $ 87.1             $ 94.2
       Other operating expense..................................     204.2            191.2              185.1
       Expense recoveries related to bankruptcy.................       -                -                 (7.6)
       Amounts related to postretirement plan...................       -                -                 (8.8)
                                                                    ------           ------             ------

                                                                    $283.5           $278.3             $262.9
                                                                    ======           ======             ======

     Net realized investment gains (losses) fluctuate each period. During 2007, net realized investment losses in this segment included: (i) $44.1 million from the sales of investments (primarily fixed maturities); (ii) $14.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. The net investment losses realized on sales of investments in 2007 were primarily recognized on securities collateralized by sub prime residential mortgage loans. We decided to sell these securities given our concerns regarding the effect future adverse developments could have on the future value of these securities. For further information on our sub prime holdings, refer to the caption entitled "Structured Securities Collateralized by Sub Prime Residential Mortgage Loans" in the "Investments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. During 2006, net realized investment losses included $10.5 million of net losses from the sales of investments (primarily fixed maturities), and $9.0 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment gains included $6.0 million of net gains from the sales of investments (primarily fixed maturities), net of $4.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, (or when we no longer have the intent to hold impaired investments for a period of time sufficient to allow for any anticipated recovery), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $33.2 million, $6.9 million and $1.8 million in 2007, 2006 and 2005, respectively.

Colonial Penn (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Premium collections:
     Life.................................................................     $113.7         $ 97.2           $ 85.1
     Supplemental health..................................................       10.4           12.0             13.8
                                                                              -------         ------           ------

       Total collections..................................................     $124.1         $109.2           $ 98.9
                                                                               ======         ======           ======

Average liabilities for insurance products:
     Annuities:
         Mortality based..................................................     $ 85.3         $ 86.9           $ 89.5
         Deposit based....................................................        4.2            3.9              4.2
     Health...............................................................       22.9           25.6             29.0
     Life:
         Interest sensitive...............................................       25.9           27.6             29.0
         Non-interest sensitive...........................................      558.9          553.6            555.7
                                                                               ------         ------           ------

         Total average liabilities for insurance
            products, net of reinsurance ceded............................     $697.2         $697.6           $707.4
                                                                               ======         ======           ======

Revenues:
     Insurance policy income..............................................     $125.8         $112.1           $101.3
     Net investment income:
       General account invested assets....................................       37.8           38.2             38.2
       Trading account income related to reinsurer accounts...............        (.2)          (4.3)            (6.1)
       Change in value of embedded derivatives related
         to modified coinsurance agreements...............................         .2            4.3              6.1
     Fee revenue and other income.........................................         .7             .6               .7
                                                                               ------         ------           ------

         Total revenues...................................................      164.3          150.9            140.2
                                                                               ------         ------           ------

Expenses:
     Insurance policy benefits............................................      101.0           95.1             88.1
     Amounts added to annuity and interest-sensitive life product
         account balances.................................................        1.2            1.3              1.6
     Amortization related to operations...................................       20.3           17.3             15.1
     Interest expense on investment borrowings............................        -              -                 .4
     Other operating costs and expenses...................................       23.7           15.6             15.0
                                                                               ------         ------           ------

         Total benefits and expenses......................................      146.2          129.3            120.2
                                                                               ------         ------           ------

Income before net realized investment gains (losses) and
     income taxes.........................................................       18.1           21.6             20.0
       Net realized investment gains (losses).............................        (.2)            .2               .6
                                                                               ------         ------           ------

Income before income taxes................................................     $ 17.9         $ 21.8           $ 20.6
                                                                               ======         ======           ======

     Reinsurance recapture: In the fourth quarter of 2007, we completed the recapture of a block of traditional life insurance inforce that had been ceded under a coinsurance agreement with REALIC. The recapture of this block resulted in a $2.8 million gain accounted for as a reduction to insurance policy benefits. During 2008, we expect to recognize net income before tax of approximately $6.0 million on the business recaptured.

     Total premium collections increased by 14 percent, to $124.1 million, in 2007 and by 10 percent, to $109.2 million in 2006. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded, did not fluctuate significantly during the three years ended December 31, 2007.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) did not fluctuate significantly during the three years ended December 31, 2007. The decrease in average invested assets was offset by higher investment yields. The average balance of general account invested assets was $660.6 million in 2007, $688.5 million in 2006 and $726.9 million in 2005. The average yield on these assets was 5.72 percent in 2007, 5.55 percent in 2006 and 5.26 percent in 2005.

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

     Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We have transferred the specific block of investments related to these agreements to our trading account, which we carry at estimated fair value with changes in such value recognized as trading account income. We expect the change in the value of the embedded derivatives to be largely offset by the change in value of the trading securities. As a result of the recapture of the modified coinsurance agreement in the fourth quarter of 2007 (as further discussed below under insurance policy benefits), the embedded derivative related to the agreement was eliminated. The trading account securities designed to act as hedges for the embedded derivative are expected to be sold in 2008.

     Insurance policy benefits fluctuated as a result of the growth in this segment in recent periods. In addition, insurance policy benefits have been reduced by $2.8 million in 2007 as a result of completing the recapture of a block of traditional life insurance in force that had been ceded in 2002 to REALIC. In the transaction, which had an effective date of October 1, 2007, Colonial Penn paid REALIC a recapture fee of $63 million. Colonial Penn recaptured 100 percent of the liability for the future benefits previously ceded, and will recognize profits from the block as they emerge over time. Colonial Penn already administers the policies that were recaptured.

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

     Other operating costs and expenses in our Colonial Penn segment increased by 52 percent, to $23.7 million, in 2007 as compared to 2006 primarily due to the initial marketing costs associated with a pilot program involving the distribution of Coventry's PFFS plan through our direct response distribution channel. Excluding these costs, other operating costs and expenses were comparable in 2007, 2006 and 2005.

     Net realized investment gains fluctuated each period. During 2007, net realized investment gains in this segment included $.4 million of net gains from the sales of investments (primarily fixed maturities), net of $.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2006, net realized investment gains in this segment included $.4 million of net gains from the sales of investments (primarily fixed maturities), net of $.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment gains in this segment included $.6 million of net gains from the sales of investments (primarily fixed maturities). There were no writedowns in the Colonial Penn segment in 2005.

Other Business in Run-off (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Premium collections (all of which are renewal premiums):
     Long-term care.......................................................   $  305.8        $  323.0        $  349.1
     Major medical.......................................................         2.3             4.8             2.8
                                                                             --------        --------        --------

          Total collections...............................................   $  308.1        $  327.8        $  351.9
                                                                             ========        ========        ========

Average liabilities for insurance products:
     Long-term care.......................................................   $3,350.2        $3,232.6        $3,295.3
     Major medical........................................................       24.5            29.2            41.5
                                                                             --------        --------        --------

          Total average liabilities for insurance products,
            net of reinsurance ceded......................................   $3,374.7        $3,261.8        $3,336.8
                                                                             ========        ========        ========

Revenues:
     Insurance policy income..............................................   $  312.1        $  336.6        $  359.1
     Net investment income on general account
       invested assets....................................................      193.9           179.5           177.6
     Fee revenue and other income.........................................         .4              .4              .5
                                                                             --------        --------        --------

         Total revenues...................................................      506.4           516.5           537.2
                                                                             --------        --------        --------

Expenses:
     Insurance policy benefits............................................      588.9           448.9           336.2
     Amortization related to operations...................................       23.2            18.9            24.0
     Other operating costs and expenses...................................       80.2            83.2            86.1
                                                                             --------        --------        --------

         Total benefits and expenses......................................      692.3           551.0           446.3
                                                                             --------        --------        --------

   Income (loss) before net realized investment
     gains (losses) and income taxes......................................     (185.9)          (34.5)           90.9

     Net realized investment gains (losses)...............................        2.9            (8.0)             .5
                                                                             --------        --------        --------

   Income (loss) before income taxes......................................   $ (183.0)       $  (42.5)       $   91.4
                                                                             ========        ========        ========

Health benefit ratios:
       Insurance policy benefits..........................................     $588.9          $448.9          $336.2
       Benefit ratio (a)..................................................     188.7%          133.4%           93.6%
       Interest-adjusted benefit ratio (b)................................     127.5%           80.7%           45.0%

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

     These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $190.9 million, $177.2 million and $174.5 million in 2007, 2006 and 2005, respectively.

     Total premium collections were $308.1 million in 2007, down 6.0 percent from 2006 and $327.8 million in 2006, down 6.8 percent from 2005. In 2003, we ceased marketing the long-term care business and major medical business in this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were approximately $3.4 billion in 2007 and $3.3 billion in both 2006 and 2005.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets increased by 8.0 percent, to $193.9 million, in 2007 and by 1.1 percent, to $179.5 million, in 2006. The average balance of general account invested assets was $3.3 billion, $3.0 billion and $3.0 billion in 2007, 2006 and 2005, respectively. The average yield on these assets was 5.93 percent, 5.89 percent and 5.95 percent in 2007, 2006 and 2005, respectively. The increase in yield in 2007 was primarily due to the purchase of securities with longer durations. The yield in 2005 included income of $2.3 million related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities, and acceleration of discount amortization, net of premium amortization). There was no significant prepayment income in 2007 or 2006.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits were $588.9 million in 2007, up 31 percent from 2006 and $448.9 million in 2006, up 34 percent from 2005.

     The benefit ratio on our Other Business in Run-off segment (including the long-term care block and the small remaining major medical block) was 188.7 percent, 133.4 percent and 93.6 percent in 2007, 2006 and 2005, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $130.1 million, $61.7 million and $58.0 million in 2007, 2006 and 2005, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 147.0 percent, 115.0 percent and 77.5 percent in 2007, 2006 and 2005, respectively. These ratios reflect the significantly higher level of incurred claims experienced in 2007 and 2006 resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 127.5 percent,
80.7 percent and 45.0 percent in 2007, 2006 and 2005, respectively. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 85.8 percent, 62.4 percent and 28.9 percent in 2007, 2006 and 2005, respectively.

     This segment includes long-term care insurance inforce, which was primarily issued through independent agents by certain subsidiaries prior to their acquisitions by Old Conseco in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In addition, there has been an increase in the incidence and duration of claims in recent periods. This adverse experience is reflected in the higher insurance policy benefits experienced in 2007 and 2006.

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

     During the second quarter of 2007, we increased claim liabilities for the long-term care insurance block in our Other Business in Run-off segment by $118 million as a result of changes in our estimates of claim reserves incurred in prior periods. Approximately $20 million of this increase related to claims with incurrence dates in the first quarter of 2007 and $98 million related to claims with incurrence dates prior to 2007.

     The $118 million increase in estimates of claims incurred in prior periods included $110 million of adjustments related to updates to our reserve assumptions and methodologies to reflect emerging trends in our claim experience. The following assumption changes primarily contributed to the $110 million adjustment:

     o We increased our reserves by $37 million for changes to our assumptions regarding the future duration of existing claims. We updated these assumptions to reflect our current expectation that policyholders will receive benefits for a longer period based on changing trends in the duration of our claims.

     o We increased our reserves by $31 million related to a block of long-term care policies originally sold by Transport Life Insurance Company ("Transport") and acquired by Old Conseco. We estimate claim reserves for this block of business using an aggregate paid loss development method, which uses historical payment patterns to project ultimate losses for all the claims in a given incurral period. We refined our loss development assumptions by developing separate assumption tables for claimants with and without lifetime benefit periods and for claimants with and without inflationary benefits, since this block's recent loss experience has been extremely sensitive to the mix of its business. This adjustment further improves the estimate that was made during the first quarter of 2007, which is described in further detail below. This adjustment relates to our assumption of future duration of existing claims.

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

     During the fourth quarter of 2006, we increased claim liabilities for the long-term care insurance block in our Other Business in Run-off segment by $54.1 million as a result of changes in our estimates of claim reserves incurred in prior periods. Approximately $24.5 million of this increase related to claims with incurrence dates in the first three quarters of 2006 and $29.6 million related to claims with incurrence dates prior to 2006.

     The $54.1 million adjustment primarily related to two assumption changes reflecting recent trends we noted in our claims experience in the fourth quarter of 2006:

     (i) Benefit utilization assumptions: Most of our long-term care policies provide for the payment of covered benefits up to a maximum daily benefit specified in the policy. When we estimate claim reserves for these policies, we make an assumption regarding the percentage of the maximum daily benefit that will be paid (since not all policyholders will incur claims at the maximum daily benefit level). We base our assumptions on studies of actual experience. Such assumptions are periodically adjusted to reflect current trends. In the fourth quarter of 2006, we updated our studies of benefit utilization. Recent experience reflected a trend that we did not observe in previous studies: policyholders are incurring claims closer to the maximum benefit level, and the ratio of incurred claims to maximum benefits is increasing faster as claims age.

          Accordingly, we updated our assumptions to reflect these trends, which had the effect of increasing our claim reserves by approximately $25 million.

     (ii) Liabilities for incurred but not reported claims: In determining the estimate of claims incurred in a particular period, we must make an assumption regarding the ultimate liability for claims that have been incurred but not yet reported to us. This assumption is based on historical studies related to claims that are reported to us after the date of our financial statements, but were incurred prior to the date of our financial statements. For the most recent incurral periods, we apply loss ratio adjustments to our estimates of liabilities for incurred but not reported claims in an effort to ensure the ratio of incurred claims to premiums (incurred loss ratio) related to these estimated unreported claims, reflects recent trends in our experience. During 2006, we experienced a significant increase in the incurred loss ratio for 2005 and 2006 incurral periods. We increased the aforementioned loss ratio adjustments in response to this experience, which had the effect of increasing our claim reserves by approximately $27 million.

     In 2006, we experienced increases in our reserves for future benefits due to higher than expected persistency in this block of business. A small variance in persistency can have a significant impact on our earnings as reserves accumulated over the life of a policy are released when coverage terminates. The effect of changes in persistency will vary based on the mix of business that persists. For example, if policies with higher reserves are persisting and policies with lower reserves are lapsing, our earnings could be adversely affected. We estimate that our income before income taxes would be adversely affected by approximately $10 million in any period that persistency is 40 basis points higher than our original assumptions and such variance is spread evenly over the mix of business in this block. We also estimate that persistency, which is 40 basis points lower than our assumptions, would favorably affect earnings by a similar amount. If actual persistency rates continue to be higher than our assumed rates, this will have an adverse effect on income in this segment.

     We have been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of December 31, 2007, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 42 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     On April 20, 2004, the Florida Office of Insurance Regulation issued an order to our subsidiary, Conseco Senior, that affected approximately 12,600 home health care policies issued in Florida by Conseco Senior and its predecessor companies. On July 1, 2004, the Florida Office of Insurance Regulation issued a similar order impacting approximately 4,800 home health care policies issued in Florida by our subsidiary, Washington National, and its predecessor companies. Pursuant to the Orders, Conseco Senior and Washington National offered the following three alternatives to holders of these policies subject to rate increases as follows:

     o retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years (which is also the default election for policyholders who failed to make an election by 30 days prior to the anniversary date of their policies) ("option one");

     o receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years ("option two"); or

     o receipt of a paid-up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy ("option three").

     Policyholders selecting option one or option two are entitled to receive a contingent non-forfeiture benefit if their policy subsequently lapses. In addition, policyholders could change their initial election any time up to 30 days prior to the anniversary date of their policies. We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005 and the implementation of these premium adjustments was completed in 2007. We did not make any adjustments to the insurance liabilities when these elections were made. Reserves for all three groups of policies under the order were prospectively adjusted using the prospective revision methodology described in the "Critical Accounting Policies - Accounting for Long-term Care Premium Rate Increases" in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations".

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

     Other operating costs and expenses were $80.2 million in 2007, down 3.6 percent from 2006 and $83.2 million in 2006, down 3.4 percent from 2005. Other operating costs and expenses, excluding commission expenses, for this segment were $48.3 million in 2007, $47.0 million in 2006 and $46.3 million in 2005.

     Net realized investment gains (losses) fluctuated each period. During 2007, net realized investment gains in this segment included $4.2 million from the sales of investments (primarily fixed maturities), net of $1.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2006, net realized investment gains included $.8 million of net gains from the sales of investments (primarily fixed maturities), net of $8.8 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2005, net realized investment gains included $6.8 million of net gains from the sales of investments (primarily fixed maturities), net of $6.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Corporate Operations (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Corporate operations:
    Interest expense on corporate debt...................................    $ (72.3)          $(52.9)         $(48.1)
    Investment income ...................................................        6.6              4.6             5.4
    Fee revenue and other income.........................................        9.8             10.9            20.2
    Net operating results of variable interest entity....................        9.2              4.9              .1
    Costs related to a litigation settlement.............................      (32.2)            (8.9)           (9.1)
    Other operating costs and expenses...................................      (42.4)           (38.6)          (49.6)
    Loss on extinguishment of debt.......................................        -                (.7)           (3.7)
                                                                             -------           ------          ------

      Loss before net realized investment losses
         and income taxes................................................     (121.3)           (80.7)          (84.8)

    Net realized investment losses.......................................       (6.2)             (.4)           (1.4)
                                                                             -------           ------          ------

      Loss before income taxes...........................................    $(127.5)          $(81.1)         $(86.2)
                                                                             =======           ======          ======

     Interest expense on corporate debt has been impacted by: (i) the repayment or amendment of the Company's credit facilities during each of the last three years; and (ii) the issuance in 2005 of $330 million of 3.5 percent convertible debentures due September 30, 2035. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $1,111.8 million, $864.3 million and $773.4 million in 2007, 2006 and 2005, respectively. The average interest rate on our debt was 6.2 percent, 5.7 percent and 5.9 percent in 2007, 2006 and 2005, respectively.

     Investment income primarily included income earned on short-term investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

     Fee revenue and other income includes: (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies. In 2007, our wholly owned investment management subsidiary recognized performance-based fees of $2.4 million resulting from the liquidation of two portfolios that were managed by the subsidiary. In 2005, our wholly owned investment management subsidiary recognized a performance-based fee of $8.1 million earned in conjunction with its management of a $510 million portfolio of loans for an issuer of structured securities. This portfolio was liquidated and the related securities were redeemed on September 1, 2005, resulting in the receipt of this fee which was largely based on the market value of the managed loan portfolio at the redemption date. Excluding such performance-based fees, fee revenue and other income has decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123 and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In 2007 and 2006, we recognized compensation expense related to stock options totaling $7.4 million and $6.5 million, respectively. Refer to the note to our consolidated financial statements entitled "Shareholders' Equity" for further discussion of our share-based payments.

     Loss on extinguishment of debt of $.7 million in 2006 resulted from the write-off of certain issuance costs and other costs incurred related to the Second Amended Credit Facility. The loss of $3.7 million in 2005 resulted from the write-off of certain debt issuance costs related to the reduction of the principal amount borrowed under the $447.0 million secured credit agreement (the "Amended Credit Facility").

     Net realized investment losses often fluctuate each period. During 2007, net realized investment losses in this segment included $4.7 million from the sale of investments (primarily fixed maturities) and $1.5 million of writedowns due to other-than-temporary declines in value on certain securities. During 2006, net realized investment losses in this segment included $.4 million from the sale of investments. During 2005, net realized investment losses in this segment included $.1 million of net losses from the sale of investments (primarily fixed maturities), and $1.3 million of writedowns due to other-than-temporary declines in value on certain securities.

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

     Total premiums collections were as follows:

Bankers Life (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..........................................   $  437.4        $  276.5        $  130.3
                                                                             --------        --------        --------

     Other fixed (first-year).............................................      445.3           718.1           818.0
     Other fixed (renewal)................................................        2.8             2.9             2.8
                                                                             --------        --------        --------
       Subtotal - other fixed annuities...................................      448.1           721.0           820.8
                                                                             --------        --------        --------

       Total annuities....................................................      885.5           997.5           951.1
                                                                             --------        --------        --------

   Supplemental health:
     Medicare supplement (first-year).....................................       82.5            97.8            74.1
     Medicare supplement (renewal)........................................      553.6           531.3           564.7
                                                                             --------        --------        --------
       Subtotal - Medicare supplement.....................................      636.1           629.1           638.8
                                                                             --------        --------        --------
     Long-term care (first-year)..........................................       47.0            51.2            65.4
     Long-term care (renewal).............................................      575.4           541.2           498.8
                                                                             --------        --------        --------
       Subtotal - long-term care..........................................      622.4           592.4           564.2
                                                                             --------        --------        --------
     PDP and PFFS (first year)............................................      206.4            76.7             -
     PDP (renewal)........................................................       71.4             -               -
                                                                             --------        --------        --------
       Subtotal - PDP and PFFS............................................      277.8            76.7             -
                                                                             --------        --------        --------
     Other health (first-year)............................................         .9             1.0             1.1
     Other health (renewal)...............................................        8.9             9.1             9.6
                                                                             --------        --------        --------
       Subtotal - other health............................................        9.8            10.1            10.7
                                                                             --------        --------        --------

       Total supplemental health..........................................    1,546.1         1,308.3         1,213.7
                                                                             --------        --------        --------

   Life insurance:
     First-year...........................................................       89.2            90.3            74.1
     Renewal..............................................................      110.8            93.9            78.0
                                                                             --------        --------        --------

       Total life insurance...............................................      200.0           184.2           152.1
                                                                             --------        --------        --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products..........................................................     1,308.7         1,311.6         1,163.0
     Total renewal premium collections on insurance
       products...........................................................    1,322.9         1,178.4         1,153.9
                                                                             --------        --------        --------

       Total collections on insurance products............................   $2,631.6        $2,490.0        $2,316.9
                                                                             ========        ========        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment decreased by 11 percent, to $885.5 million, in 2007 and increased by 4.9 percent to $997.5 million, in 2006. Premium collections from our equity-indexed products were favorably impacted in 2007 by the general stock market performance which has made these products attractive to certain customers. Premium collections from our equity-indexed products were favorably impacted in 2006 by: (i) the introduction of new equity-indexed products in late 2005; and (ii) the general stock market performance which has made these products attractive to certain customers. The increase in short-term interest rates in recent periods resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive.

     Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased by 1.1 percent, to $636.1 million, in 2007 and decreased by
1.5 percent, to $629.1 million, in 2006. The increase in premium collections of our Medicare supplement products in 2007 is primarily due to higher persistency, partially offset by lower new sales. During the first half of 2006, we experienced higher lapses than we anticipated. We believe such lapses were partially due to the premium rate increases which had been implemented and competition from companies offering Medicare Advantage products.

     Premiums collected on Bankers Life's long-term care policies increased by
5.1 percent, to $622.4 million, in 2007 and by 5.0 percent, to $592.4 million, in 2006. The increase in premium collections of our long-term care products in 2007 and 2006 is primarily due to higher premiums associated with the policies that were impacted by the rate increases which became effective in 2007 and 2006.

     Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Effective July 1, 2007, we entered into a new PFFS quota-share reinsurance agreement with Coventry pursuant to which we received $97.3 million of first-year premiums in 2007. These agreements are described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Critical Accounting Policies".

     Other health products relate to collected premiums on other health products which we no longer actively market.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment increased by
8.6 percent, to $200.0 million, in 2007 and by 21 percent, to $184.2 million, in 2006. Collected premiums have been impacted by an increased focus on life products.

Conseco Insurance Group (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).........................................   $  336.4          $  369.4        $   94.4
     Equity-indexed (renewal)............................................        8.2               9.1            10.0
                                                                            --------          --------        --------
       Subtotal - equity-indexed annuities...............................      344.6             378.5           104.4
                                                                            --------          --------        --------
     Other fixed (first-year)............................................       18.0              46.1            47.5
     Other fixed (renewal)...............................................        6.0               8.7             9.8
                                                                            --------          --------        --------
       Subtotal - other fixed annuities..................................       24.0              54.8            57.3
                                                                            --------          --------        --------

       Total annuities...................................................      368.6             433.3           161.7
                                                                            --------          --------        --------

   Supplemental health:
     Medicare supplement (first-year)....................................       19.4              30.6            15.8
     Medicare supplement (renewal).......................................      206.5             213.6           273.0
                                                                            --------          --------        --------
       Subtotal - Medicare supplement....................................      225.9             244.2           288.8
                                                                            --------          --------        --------
     Specified disease (first-year)......................................       31.4              28.1            30.6
     Specified disease (renewal).........................................      327.8             329.6           328.9
                                                                            --------          --------        --------
       Subtotal - specified disease......................................      359.2             357.7           359.5
                                                                            --------          --------        --------
     Other health (first-year)...........................................         .3               -               -
     Other health (renewal)..............................................        9.0               9.7            13.2
                                                                            --------          --------        --------
       Subtotal - other health...........................................        9.3               9.7            13.2
                                                                            --------          --------        --------

       Total supplemental health.........................................      594.4             611.6           661.5
                                                                            --------          --------        --------

   Life insurance:
     First-year..........................................................        4.7               6.7             8.2
     Renewal.............................................................      282.6             307.9           326.8
                                                                            --------          --------        --------

       Total life insurance..............................................      287.3             314.6           335.0
                                                                            --------          --------        --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products...............................................       410.2             480.9           196.5
     Total renewal premium collections on
       insurance products................................................      840.1             878.6           961.7
                                                                            --------          --------        --------

       Total collections on insurance products...........................   $1,250.3          $1,359.5        $1,158.2
                                                                            ========          ========        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity collected premiums in this segment decreased by 15 percent, to $368.6 million, in 2007 and increased by 168 percent, to $433.3 million, in 2006.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Total collected premiums for these products decreased by 9.0 percent, to $344.6 million, in 2007 and increased by 263 percent, to $378.5 million, in 2006. During the second half of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums, partially offset by the sales of several new products distributed through our new national partners. Collected premiums for these products increased in 2006 due to the introduction of several new products. In addition, these products have become relatively attractive due to general stock market conditions in recent periods.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased by 56 percent, to $24.0 million, in 2007 and by 4.4 percent, to $54.8 million, in 2006. The increase in short-term interest rates in 2007 resulted in lower first-year fixed annuity sales as certain other competing products have become attractive. During the last six months of 2005, collected premiums for these products were impacted by attractive crediting rates on certain products.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased by 7.5 percent, to $225.9 million, in 2007 and by 15 percent, to $244.2 million, in 2006. We have experienced lower sales and higher lapses of these products in 2007 and 2006 due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products have been comparable from period to period.

     First-year premiums collected on other health products are due to the introduction of a new short-term disability product in the fourth quarter of 2007. Renewal premiums collected from other health products decreased by 7.2 percent, to $9.0 million, in 2007 and by 27 percent, to $9.7 million, in 2006. Renewal premiums have decreased from period to period as we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased by 8.7 percent, to $287.3 million, in 2007 and by 6.1 percent, to $314.6 million, in 2006.

Colonial Penn (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Premiums collected by product:

   Life insurance:
     First-year...........................................................     $ 28.7          $ 22.9           $19.4
     Renewal..............................................................       85.0            74.3            65.7
                                                                               ------          ------           -----

       Total life insurance...............................................      113.7            97.2            85.1
                                                                               ------          ------           -----

Supplemental health (all of which are renewal premiums):
     Medicare supplement..................................................        9.4            10.9            12.4
     Other health.........................................................        1.0             1.1             1.4
                                                                               ------          ------           -----

       Total supplemental health..........................................       10.4            12.0            13.8
                                                                               ------          ------           -----


Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................................       28.7            22.9            19.4
     Total renewal premium collections on insurance
       products...........................................................       95.4            86.3            79.5
                                                                               ------          ------           -----

       Total collections on insurance products............................     $124.1          $109.2           $98.9
                                                                               ======          ======           =====

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased by 17 percent, to $113.7 million, in 2007 and by 14 percent, to $97.2 million, in 2006. Collected premiums have been affected by increased advertising. Graded benefit life products sold through our direct response marketing channel accounted for $108.8 million, $92.3 million and $81.2 million of collected premiums in 2007, 2006 and 2005, respectively.

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

Other Business in Run-Off (dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Premiums collected by product (all of which are renewal premiums):

Long-term care.............................................................    $305.8          $323.0          $349.1

Major medical..............................................................       2.3             4.8             2.8
                                                                               ------          ------          ------

     Total premium collections on
       insurance products..................................................    $308.1          $327.8          $351.9
                                                                               ======          ======          ======

     The Other Business in Run-off segment includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance.

     Long-term care premiums collected in this segment decreased by 5.3 percent, to $305.8 million, in 2007 and by 7.5 percent, to $323.0 million, in 2006. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by Old Conseco in 1996 and 1997 and was sold through the independent producer distribution channel. The performance of this business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel in 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases.

     INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide liquidity to meet our cash obligations to policyholders and others; and (iii) generate stable and predictable investment income through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 96 percent of our $23.8 billion investment portfolio at December 31, 2007. The remainder of the invested assets were trading securities, equity securities and other invested assets.

     The following table summarizes the composition of our investment portfolio as of December 31, 2007 (dollars in millions):

                                                                                      Carrying      Percent of
                                                                                        value   total investments
                                                                                      --------  -----------------
   Actively managed fixed maturities...............................................   $20,510.9         86%
   Equity securities...............................................................        34.5          -
   Mortgage loans..................................................................     2,086.0          9
   Policy loans....................................................................       370.4          1
   Trading securities..............................................................       665.8          3
   Partnership investments.........................................................        28.3          -
   Other invested assets...........................................................       106.0          1
                                                                                      ---------        ---

      Total investments............................................................   $23,801.9        100%
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

     The following table summarizes the estimated fair value of our fixed maturity securities by category as of December 31, 2007 (dollars in millions):

                                                                                             Estimated         Percent of
                                                                                             fair value     fixed maturities
                                                                                             ----------     ----------------
   Structured securities................................................................    $ 4,668.1             22.8%
   Manufacturing........................................................................      3,603.4             17.6
   Bank and finance.....................................................................      2,039.1              9.9
   Utilities............................................................................      1,766.2              8.6
   Services.............................................................................      1,615.2              7.9
   Communications.......................................................................      1,088.0              5.3
   Agriculture, forestry and mining.....................................................        888.6              4.3
   Retail and wholesale.................................................................        799.8              3.9
   Holding and other investment offices.................................................        751.4              3.7
   Transportation.......................................................................        643.9              3.1
   U.S. Government......................................................................        634.6              3.1
   States and political subdivisions....................................................        548.4              2.7
   Asset-backed securities..............................................................        440.2              2.1
   Other................................................................................      1,024.0              5.0
                                                                                            ---------            -----

      Total actively managed fixed maturities...........................................    $20,510.9            100.0%
                                                                                            =========            =====

     Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Securities not publicly traded comprise less than 11 percent of our total fixed maturity securities portfolio.

     The following table sets forth fixed maturity investments at December 31, 2007, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $1,485.3 million fair value of fixed maturities not rated by such firms, the rating assigned by the NAIC. For purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B+ and below" (dollars in millions):

                                                                                                 Estimated fair value
                                                                                              --------------------------
                                                                                                              Percent of
                                                                              Amortized                          fixed
Investment rating                                                               cost          Amount          maturities
-----------------                                                             ---------       ------          ----------
AAA......................................................................    $ 5,717.8      $ 5,657.6             28%
AA.......................................................................      1,577.0        1,528.5              7
A........................................................................      5,767.3        5,607.2             27
BBB+.....................................................................      2,099.4        2,068.5             10
BBB......................................................................      2,479.2        2,428.6             12
BBB-.....................................................................      1,673.2        1,629.9              8
                                                                             ---------      ---------            ---

    Investment grade.....................................................     19,313.9       18,920.3             92
                                                                             ---------      ---------            ---

BB+ .....................................................................        287.2          270.2              1
BB  .....................................................................        235.2          218.5              1
BB- .....................................................................        588.2          569.6              3
B+ and below.............................................................        568.2          532.3              3
                                                                             ---------      ---------            ---

    Below-investment grade (a)...........................................      1,678.8        1,590.6              8
                                                                             ---------      ---------            ---

       Total fixed maturity securities...................................    $20,992.7      $20,510.9            100%
                                                                             =========      =========            ===

---------------
(a) Below-investment grade fixed maturity securities with an amortized cost of $480.3 million and an estimated fair value of $455.9 million are securities held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company. Refer to the note to the consolidated financial statements entitled "Investment in a Variable Interest Entity" concerning the Company's commitment to provide additional capital of up to $25 million to the VIE. At December 31, 2007, our total investment in the VIE was $47.0 million and such investment was rated BBB.

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Weighted average general account invested assets as defined:
       As reported .......................................................   $25,629.5      $24,738.6        $25,000.3
       Excluding unrealized appreciation
         (depreciation) (a)...............................................    25,746.5       25,112.2         24,491.6
Net investment income on general account
   invested assets........................................................     1,510.9        1,430.6          1,385.0

Yields earned:
       As reported........................................................       5.90%          5.78%            5.54%
       Excluding unrealized appreciation
         (depreciation) (a)...............................................       5.87%          5.70%            5.66%

--------------------
     (a) Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2007 and 2006, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 6.0 percent and 5.7 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.7 percent and 4.6 percent, respectively.

     Actively Managed Fixed Maturities

     Our actively managed fixed maturity portfolio at December 31, 2007, included primarily debt securities of the United States government, public utilities and other corporations, and structured securities. Structured securities included mortgage-backed securities, CMOs and commercial mortgage-backed securities.

     At December 31, 2007, our fixed maturity portfolio had $149.1 million of unrealized gains and $630.9 million of unrealized losses, for a net unrealized loss of $481.8 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (88 percent of the portfolio); (ii) broker-dealer market makers (6 percent of the portfolio); and (iii) internally developed methods (6 percent of the portfolio).

     At December 31, 2007, approximately 6.7 percent of our invested assets (7.8 percent of fixed maturity investments) were fixed maturities rated below-investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC). Our level of investments in below-investment-grade fixed maturities could change if market conditions change. Below-investment grade securities have different characteristics than investment grade corporate debt securities. The risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2007, our below-investment-grade fixed maturity investments had an amortized cost of $1,678.8 million and an estimated fair value of $1,590.6 million.

     We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments and to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, we reduce the carrying amount to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2007, we recorded: (i) $33.0 million of writedowns of fixed maturity investments and other invested assets; and (ii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its asset class or the general investment environment.

     As of December 31, 2007, we had no investments in substantive default (i.e., in default due to nonpayment of interest or principal). 40|86 Advisors employs experienced professionals to manage non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was nil, nil and $.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     At December 31, 2007, fixed maturity investments included $4.7 billion of structured securities (or 23 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, CMOs and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying assets. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying assets prepay faster than expected. The yield recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying assets prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease. When this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount because the discount is realized as income at a slower rate, and it increases the yield on those purchased at a premium because of a decrease in the annual amortization of the premium.

     For structured and asset-backed securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2007.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2007 (dollars in millions):

                                                                                           Par        Amortized   Estimated
                                                                                          value         cost     fair value
                                                                                          -----         ----     ----------
Below 4 percent.....................................................................    $  128.0      $  127.7    $  124.8
4 percent - 5 percent...............................................................       557.6         539.8       541.6
5 percent - 6 percent...............................................................     3,315.6       3,261.6     3,189.4
6 percent - 7 percent...............................................................       779.3         749.0       722.2
7 percent - 8 percent...............................................................        66.3          68.0        68.5
8 percent and above.................................................................        23.6          24.0        21.6
                                                                                        --------      --------    --------

       Total structured securities (a)..............................................    $4,870.4      $4,770.1    $4,668.1
                                                                                        ========      ========    ========

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $62.6 million and $55.5 million, respectively.

     The amortized cost and estimated fair value of structured securities at December 31, 2007, summarized by type of security, were as follows (dollars in millions):

                                                                                                 Estimated Fair Value
                                                                                               -----------------------
                                                                                                           Percent of
                                                                                Amortized                      fixed
Type                                                                              Cost         Amount       maturities
----                                                                            ---------      ------       ----------
Pass-throughs, sequential and equivalent securities.........................    $2,076.0      $2,048.0            10%
Planned amortization classes, target amortization class and
   accretion-directed bonds.................................................     1,633.1       1,596.1             8
Commercial mortgage-backed securities.......................................       994.0         965.5             5
Other.......................................................................        67.0          58.5             -
                                                                                --------      --------            --

       Total structured securities (a)......................................    $4,770.1      $4,668.1            23%
                                                                                ========      ========            ==

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $62.6 million and $55.5 million, respectively.

     Pass-through securities and sequentials have unique prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Planned amortization classes, targeted amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes insulating the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Commercial mortgage-backed securities are secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. Most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties.

     During 2007, we sold $3.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $134.0 million. We sell securities at a loss for a number of reasons including but not limited to:
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to universal life and investment products.

     Other Investments

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $123.1 million and a book value of $150.5 million at December 31, 2007. These securities represent .5 percent of our consolidated investment portfolio. Of these securities, $39.9 million (32 percent) were rated AAA, $40.8 million (33 percent) were rated AA, $41.9 million (34 percent) were rated A, and $.5 million (1 percent) were rated BBB. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential mortgage loans extended over several years, primarily from 2003 to 2007. At December 31, 2007, we held no sub prime securities collateralized by loans extended in 2006 and we held $8.7 million extended in 2007.

     At December 31, 2007, we held commercial mortgage loan investments with a carrying value of $2,086.0 million (or 8.8 percent of total invested assets) and a fair value of $2,137.0 million. The mortgage loan balance was primarily comprised of commercial loans. Noncurrent commercial mortgage loans were insignificant at December 31, 2007. Realized losses on commercial mortgage loans were not significant in any of the past three years. Our allowance for loss on mortgage loans was $2.4 million at both December 31, 2007 and 2006. Approximately 7 percent, 6 percent, 6 percent, 6 percent and 5 percent of the mortgage loan balance were on properties located in Minnesota, Florida, Arizona, Ohio and Indiana, respectively. No other state comprised greater than 5 percent of the mortgage loan balance.

     The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2007 (dollars in millions):

                                                                                  Number of      Carrying
                                                                                    loans         value
                                                                                    -----         -----
Retail..........................................................................     438         $1,093.2
Office building.................................................................     196            745.0
Industrial......................................................................      61            164.2
Multi-family....................................................................      37             67.7
Other...........................................................................       5             15.9
                                                                                     ---         --------

   Total commercial mortgage loans..............................................     737         $2,086.0
                                                                                     ===         ========

     The following table shows our commercial mortgage loan portfolio by loan size (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
Under $5 million................................................................     635         $1,251.7
$5 million but less than $10 million............................................      84            555.8
$10 million but less than $20 million...........................................      13            171.6
Over $20 million................................................................       5            112.3
                                                                                     ---         --------

   Total commercial mortgage loans..............................................     737         $2,091.4
                                                                                     ===         ========

     The following table summarizes the distribution of maturities of our commercial mortgage loans (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
2008............................................................................      10         $    9.4
2009............................................................................      25             76.5
2010............................................................................       7              2.4
2011............................................................................      25             80.9
2012............................................................................      28             70.7
after 2012......................................................................     642          1,851.5
                                                                                     ---         --------

   Total commercial mortgage loans..............................................     737         $2,091.4
                                                                                     ===         ========

     At December 31, 2007, we held $665.8 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities are held to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

     Other invested assets also include options backing our equity-indexed products, futures, credit default swaps, forward contracts and certain nontraditional investments, including investments in limited partnerships, promissory notes and real estate investments held for sale.

     CONSOLIDATED FINANCIAL CONDITION

     Changes in the Consolidated Balance Sheet

     Changes in our consolidated balance sheet between December 31, 2007 and December 31, 2006, primarily reflect: (i) our net loss for 2007; (ii) the effect of an annuity coinsurance transaction which was completed in 2007; (iii) the recapture of a block of traditional life insurance business that had previously been ceded; (iv) an increase in amounts outstanding under our Second Amended Credit Facility; (v) common stock repurchases; and (vi) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2007, we decreased the carrying value of such investments by $481.3 million as a result of this fair value adjustment.

     Our capital structure as of December 31, 2007 and 2006, was as follows (dollars in millions):

                                                                            2007          2006
                                                                            ----          ----
                                                                                       (Restated)
    Total capital:
       Corporate notes payable ......................................      $1,193.7     $1,000.8

       Shareholders' equity:
          Preferred stock ...........................................           -          667.8
          Common stock...............................................           1.9          1.5
          Additional paid-in capital.................................       4,068.6      3,468.0
          Accumulated other comprehensive loss.......................        (273.3)       (72.6)
          Retained earnings..........................................         438.7        635.4
                                                                           --------     --------

              Total shareholders' equity.............................       4,235.9      4,700.1
                                                                           --------     --------

              Total capital..........................................      $5,429.6     $5,700.9
                                                                           ========     ========

     The following table summarizes certain financial ratios as of and for the years ended December 31, 2007 and 2006:

                                                                                                  2007            2006
                                                                                                  ----            ----
                                                                                                               (Restated)
Book value per common share...................................................................    $22.94          $26.50
Book value per common share, excluding accumulated other
   comprehensive income (loss) (a)............................................................     24.42           26.98

Ratio of earnings to fixed charges............................................................       (b)           1.33x

Ratio of earnings to fixed charges and preferred dividends....................................       (c)           1.19x

Debt to total capital ratios:
     Corporate debt to total capital..........................................................       22%             18%
     Corporate debt to total capital, excluding accumulated other
       comprehensive income (loss) (a)........................................................       21%             17%
     Corporate debt and preferred stock to total capital......................................       22%             29%
     Corporate debt and preferred stock to total capital, excluding accumulated other
       comprehensive income (loss) (a)........................................................       21%             29%

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

     (b)  For such ratio, earnings were $173.0 million less than fixed charges.

     (c)  For such ratio, earnings were $194.7 million less than fixed charges.

     Contractual Obligations

     The Company's significant contractual obligations as of December 31, 2007, were as follows (dollars in millions):

                                                                            Payment due in
                                                        -------------------------------------------------------
                                          Total         2008          2009-2010       2011-2012      Thereafter
                                          -----         ----          ---------       ---------      ----------
Insurance liabilities (a)............   $57,278.3    $4,028.5        $7,564.3         $6,951.0       $38,734.5
Notes payable (b)....................     1,567.0        80.7           486.3            133.8           866.2
Investment borrowings (c)............     1,334.0        53.9            99.6            202.1           978.4
Postretirement plans (d).............       164.9         3.7             7.6              8.5           145.1
Operating leases and certain other
    contractual commitments (e)......       220.1        37.5            55.5             40.6            86.5
                                        ---------    --------        --------         --------       ---------

    Total............................   $60,564.3    $4,204.3        $8,213.3         $7,336.0       $40,810.7
                                        =========    ========        ========         ========       =========

--------------------

     (a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $26.7 billion included in our consolidated balance sheet as of December 31, 2007. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

     (b) Includes projected interest payments based on market rates, as applicable, as of December 31, 2007. Refer to the notes to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

     (c) These borrowings primarily represent: (i) the securities issued by a VIE and include projected interest payments based on market rates, as applicable, as of December 31, 2007; and (ii) collateralized borrowings from the Federal Home Loan Bank of Indianapolis ("FHLBI").

     (d) Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 6.02 percent.

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

     Liquidity for Insurance Operations

     Our insurance companies (other than Conseco Senior) generally receive adequate cash flows from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to any applicable penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

     In the first quarter of 2007, Conseco Life became a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings. At December 31, 2007, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings totaled $450.0 million as of December 31, 2007, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $509.0 million at December 31, 2007, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                 at December 31, 2007
                       --------                  ----                 --------------------
                        $100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%
                          54.0              May 2012                   Variable rate - 5.015%
                         146.0              November 2015              Fixed rate - 5.300%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 5.308%

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, because each such insurance subsidiary has incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves, an increase in claims incurred in 2006 and 2007 and strengthening of statutory active life reserves using the prospective unlocking method (as permitted by insurance regulators), all of which related to long-term care policies. Based on our discussions with state regulators, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life that would have a material adverse effect on the financial position or results of operations of these companies.

     Conseco Senior has not generated sufficient income to cover its expenses and, in the aggregate, Conseco has made more than $900 million of capital contributions to Conseco Senior since its acquisition in 1996. During 2007, we elected to make capital contributions to Conseco Senior totaling $202.0 million, including $56.0 million which was accrued at December 31, 2007 and paid in February 2008. We were under no obligation to make such capital contributions to Conseco Senior, and we may determine not to make additional contributions in the future. No assurances can be given that we will make future contributions or otherwise make capital available to Conseco Senior. Absent additional capital contributions, Conseco Senior will be reliant on actuarially justified premium rate increases to provide it with sufficient capital.

       Conseco Senior has been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of December 31, 2007, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 42 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     During 2007, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy and premium deficiency reserves primarily related to long-term care and annuity policies. Total asset adequacy and premium deficiency reserves for Washington National, Conseco Insurance Company and Bankers Conseco Life Insurance Company were $63.8 million, $35.9 million and $30.6 million, respectively at December 31, 2007. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.

     Financial Strength Ratings of our Insurance Subsidiaries

     Financial strength ratings provided by A.M. Best, S&P and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to repay policyholder claims and obligations when due.

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

     Liquidity of the Holding Companies

     At December 31, 2007, Conseco Inc. and CDOC held unrestricted cash of $84.3 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made capital contributions totaling $200.0 million to our top tier insurance subsidiary in 2007.

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. During 2007, our top tier insurance subsidiary paid dividends of $50.0 million to CDOC.

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

     No changes were made to the interest rate or the maturity schedule of the amounts borrowed under the credit facility. We are required to make minimum quarterly principal payments of $2.2 million through September 30, 2013. The remaining unpaid principal balance is due on October 10, 2013. There were no changes to the various financial ratios and balances that are required to be maintained by the Company. The additional borrowings were used for general corporate purposes, including the repurchase of Conseco common stock and the strengthening of the Company's insurance subsidiaries.

     During 2007, we made scheduled principal payments totaling $7.8 million on our Second Amended Credit Facility. The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

            2008..........................................  $    8.7
            2009..........................................       8.7
            2010..........................................     338.8
            2011..........................................       8.7
            2012..........................................       8.8
           Thereafter.....................................     821.8
                                                            --------

                                                            $1,195.5
                                                            ========

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at December 31, 2007. The Company pays a commitment fee equal to ..50 percent of the unused portion of the revolving credit facility on an annualized basis.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances;
(iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, if applicable, would not be paid prior to the first quarter of 2009). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof. As described in the Second Amended Credit Facility, the Company may reinvest any portion of the proceeds from asset sales in assets useful to its business, subject to certain restrictions defined in the

Second Amended Credit Facility. The Company used the majority of the ceding commission received from the annuity coinsurance transaction to fund the recapture of a block of traditional life insurance inforce.

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility (of which, only $200.0 million may be paid in the year beginning June 12, 2007). As further discussed in the note to the consolidated financial statements entitled "Shareholders' Equity", we repurchased 5.7 million shares of our common stock for $87.2 million in 2007 (of which, $57.6 million was paid in the year beginning June 12, 2007).

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

     The Second Amended Credit Facility is discussed in further detail in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2007, approximately 18 percent of our total insurance liabilities, or approximately $4.8 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

     The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2007, approximately 38 percent of our insurance liabilities had interest rates that may be reset annually; 47 percent had a fixed explicit interest rate for the duration of the contract; 11 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2007, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 6.0 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.7 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments and to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2007, the adjusted modified duration of our fixed maturity investments (as modified to reflect payments and potential calls) was approximately 7.6 years and the duration of our insurance liabilities was approximately 7.9 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $490 million if interest rates were to increase by 10 percent from their levels at December 31, 2007. This compares to a decline in fair value of $515 million based on amounts and rates at December 31, 2006. Our computer simulated calculations include numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2007, we recognized net realized investment losses of $155.4 million, which were comprised of: (i) $48.7 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $7.2 billion; (ii) $33.0 million of writedowns of investments for other than temporary declines in the fair value; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. During 2006, we recognized net realized investment losses of $47.2 million, which were comprised of $24.8 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $6.4 billion, and $22.4 million of writedowns of investments for other than temporary declines in the fair value. During 2005, we recognized net realized investment losses of $2.9 million, which were comprised of $11.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $11.5 billion, net of $14.7 million of writedowns of investments for other than temporary declines in the fair value.

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

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Registered Public Accounting Firm............................................................... 100

Consolidated Balance Sheet at December 31, 2007 and 2006.............................................................. 101

Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005............................. 103

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005................... 104

Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005............................. 106

Notes to Consolidated Financial Statements............................................................................ 107

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors Conseco, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conseco Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting and disclosure of insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.

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

/s/ PricewaterhouseCoopers LLP
------------------------------

Indianapolis, Indiana
March 28, 2008

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2007 and 2006
                              (Dollars in millions)


                                     ASSETS

                                                                                                 2007              2006
                                                                                                 ----              ----
                                                                                                                (Restated)
Investments:
     Actively managed fixed maturities at fair value (amortized cost:
       2007 - $20,992.7; 2006 - $22,946.9)...............................................     $20,510.9         $22,802.9
     Equity securities at fair value (cost: 2007 - $34.0; 2006 - $23.9)..................          34.5              24.8
     Mortgage loans......................................................................       2,086.0           1,642.2
     Policy loans........................................................................         370.4             412.5
     Trading securities..................................................................         665.8             675.2
     Other invested assets ..............................................................         134.3             178.8
                                                                                              ---------         ---------

       Total investments.................................................................      23,801.9          25,736.4

Cash and cash equivalents:
     Unrestricted........................................................................         407.5             385.9
     Restricted..........................................................................          21.1              24.0
Accrued investment income................................................................         319.3             344.5
Value of policies inforce at the Effective Date..........................................       1,722.8           2,136.5
Cost of policies produced................................................................       1,423.0           1,106.7
Reinsurance receivables..................................................................       3,592.8             850.8
Income tax assets, net...................................................................       1,909.4           1,794.3
Assets held in separate accounts.........................................................          27.4              28.9
Other assets.............................................................................         289.6             316.0
                                                                                              ---------         ---------

       Total assets......................................................................     $33,514.8         $32,724.0
                                                                                              =========         =========



                            (continued on next page)










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                           December 31, 2007 and 2006
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 2007              2006
                                                                                                 ----              ----
                                                                                                                (Restated)
Liabilities:
     Liabilities for insurance products:
       Interest-sensitive products........................................................      $13,169.4       $13,021.1
       Traditional products...............................................................       12,537.4        12,108.0
       Claims payable and other policyholder funds........................................          928.0           835.0
       Liabilities related to separate accounts...........................................           27.4            28.9
     Other liabilities....................................................................          510.0           611.8
     Investment borrowings................................................................          913.0           418.3
     Notes payable - direct corporate obligations.........................................        1,193.7         1,000.8
                                                                                                ---------       ---------

         Total liabilities................................................................       29,278.9        28,023.9
                                                                                                ---------       ---------

Commitments and Contingencies (Note 9)

Shareholders' equity:
     Preferred stock......................................................................            -             667.8
     Common stock ($0.01 par value, 8,000,000,000 shares authorized,
       shares issued and outstanding:  2007 - 184,652,017; 2006 - 152,165,108)............            1.9             1.5
     Additional paid-in capital...........................................................        4,068.6         3,468.0
     Accumulated other comprehensive loss.................................................         (273.3)          (72.6)
     Retained earnings....................................................................          438.7           635.4
                                                                                                ---------       ---------

         Total shareholders' equity.......................................................        4,235.9         4,700.1
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.......................................      $33,514.8       $32,724.0
                                                                                                =========       =========









                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2007, 2006 and 2005
                  (Dollars in millions, except per share data)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Revenues:
    Insurance policy income..............................................    $3,167.3        $2,989.0         $2,930.1
    Net investment income (loss):
       General account assets............................................     1,517.3         1,435.2          1,390.4
       Policyholder and reinsurer accounts and other special-purpose
          portfolios.....................................................        19.3            71.2            (15.8)
    Net realized investment losses ......................................      (155.4)          (47.2)            (2.9)
    Fee revenue and other income.........................................        23.8            19.2             24.7
                                                                             --------        --------         --------

       Total revenues....................................................     4,572.3         4,467.4          4,326.5
                                                                             --------        --------         --------

Benefits and expenses:
    Insurance policy benefits............................................     3,433.7         3,033.0          2,830.0
    Interest expense.....................................................       117.3            73.5             58.3
    Amortization.........................................................       449.3           441.6            379.0
    Loss on extinguishment of debt.......................................         -                .7              3.7
    Costs related to a litigation settlement.............................        64.4           174.7             18.3
    Loss related to an annuity coinsurance transaction...................        76.5             -                -
    Other operating costs and expenses...................................       604.1           576.7            552.9
                                                                             --------        --------         --------

       Total benefits and expenses.......................................     4,745.3         4,300.2          3,842.2
                                                                             --------        --------         --------

       Income (loss) before income taxes.................................      (173.0)          167.2            484.3

Income tax expense (benefit):

    Tax expense (benefit) on period income...............................       (61.1)           61.2            171.6
    Valuation allowance for deferred tax assets..........................        68.0             -                -
                                                                             --------        --------         --------

       Net income (loss).................................................      (179.9)          106.0            312.7

Preferred stock dividends................................................        14.1            38.0             38.0
                                                                             --------        --------         --------

       Net income (loss) applicable to common stock......................    $ (194.0)       $   68.0         $  274.7
                                                                             ========        ========         ========

Earnings (loss) per common share:
     Basic:
       Weighted average shares outstanding.............................    173,374,000    151,690,000      151,160,000
                                                                           ===========    ===========      ===========

       Net income (loss)...............................................         $(1.12)          $.45            $1.82
                                                                                ======           ====            =====

     Diluted:
       Weighted average shares outstanding.............................    173,374,000    152,509,000      185,040,000
                                                                           ===========    ===========      ===========

       Net income (loss)...............................................         $(1.12)          $.45            $1.69
                                                                                ======           ====            =====



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital       income        earnings
                                                          -----      -----    ---------------       ------        --------

Balance, December 31, 2004 (Restated)................    $3,891.9     $667.8      $2,594.1          $ 337.3        $292.7

   Comprehensive income, net of tax:
     Net income......................................       312.7        -             -                -           312.7
     Change in unrealized appreciation of
       investments (net of applicable income tax
       benefit of $148.7)............................      (265.6)       -             -             (265.6)          -
                                                         --------

         Total comprehensive income..................        47.1

   Reduction of deferred income tax valuation
     allowance.......................................       585.8        -           585.8              -             -
   Stock option and restricted stock plans...........         9.1        -             9.1              -             -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date............................................         1.4        -             1.4              -             -
   Dividends on preferred stock......................       (38.0)       -             -                -           (38.0)
                                                         --------     ------      --------          -------        ------

Balance, December 31, 2005 (Restated)................     4,497.3      667.8       3,190.4             71.7         567.4

   Comprehensive loss, net of tax:
     Net income......................................       106.0        -             -                -           106.0
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $77.4).............................      (137.9)       -             -             (137.9)          -
                                                         --------

         Total comprehensive loss....................       (31.9)

   Adjustment to initially apply SFAS No. 158
     related to the unrecognized net loss related
     to deferred compensation plan (net of
     applicable income tax benefit of $3.5)..........        (6.4)       -             -               (6.4)          -
   Reduction of deferred income tax valuation
     allowance.......................................       260.0        -           260.0              -             -
   Stock option and restricted stock plans...........        12.4        -            12.4              -             -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date............................................         6.7        -             6.7              -             -
   Dividends on preferred stock......................       (38.0)       -             -                -           (38.0)
                                                         --------     ------      --------          -------        ------

Balance, December 31, 2006 (Restated)................    $4,700.1     $667.8      $3,469.5          $ (72.6)       $635.4


                          (continued on following page)





                     The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                                                                               Common stock    Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, December 31, 2006 (carried forward
   from prior page) (Restated).......................    $4,700.1    $ 667.8      $3,469.5         $  (72.6)      $ 635.4

   Comprehensive loss, net of tax:
     Net loss........................................      (179.9)       -             -                -          (179.9)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $113.0)............................      (202.4)       -             -             (202.4)          -
                                                         --------

         Total comprehensive loss....................      (382.3)

   Cost of shares acquired...........................       (87.2)       -           (87.2)             -             -
   Stock option and restricted stock plans...........        14.4        -            14.4              -             -
   Change in unrecognized net loss related to
     deferred compensation plan (net of applicable
     income tax expense of $.9 million)..............         1.7        -             -                1.7           -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date in conjunction with adoption of FIN 48.....         6.0        -             6.0              -             -
   Cumulative effect of accounting change pursuant
     to SOP 05-1.....................................        (2.7)       -             -                -            (2.7)
   Conversion of preferred stock into common shares..         -       (667.8)        667.8              -             -
   Dividends on preferred stock......................       (14.1)       -             -                -           (14.1)
                                                         --------    -------      --------          -------       -------

Balance, December 31, 2007...........................    $4,235.9    $   -        $4,070.5          $(273.3)      $ 438.7
                                                         ========    =======      ========          =======       =======




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2007, 2006 and 2005
                              (Dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Cash flows from operating activities:
   Insurance policy income...............................................   $ 2,818.0      $ 2,633.4       $  2,565.3
   Net investment income.................................................     1,610.0        1,500.5          1,461.0
   Fee revenue and other income..........................................        23.8           19.3             24.7
   Net sales (purchases) of trading securities...........................      (114.3)          36.0            165.8
   Insurance policy benefits.............................................    (2,339.6)      (2,184.2)        (2,044.8)
   Interest expense......................................................      (114.7)         (66.9)           (40.6)
   Policy acquisition costs..............................................      (545.9)        (484.7)          (400.9)
   Other operating costs.................................................      (631.3)        (523.7)          (596.8)
   Taxes.................................................................        (2.7)           1.5             28.4
                                                                            ---------      ---------       ----------

       Net cash provided by operating activities.........................       703.3          931.2          1,162.1
                                                                            ---------      ---------       ----------

Cash flows from investing activities:
   Sales of investments..................................................     7,192.9        6,412.1         11,479.9
   Maturities and redemptions of investments.............................       948.4        2,038.0          1,455.3
   Purchases of investments..............................................    (9,248.7)      (9,490.8)       (14,438.0)
   Change in restricted cash.............................................         2.9           11.2            (16.3)
   Other.................................................................       (24.2)         (21.7)           (31.6)
                                                                            ---------      ---------       ----------

       Net cash used by investing activities.............................    (1,128.7)      (1,051.2)        (1,550.7)
                                                                            ---------      ---------       ----------

Cash flows from financing activities:
   Issuance of notes payable, net........................................       200.0          196.7            853.7
   Issuance of common stock..............................................         3.4            1.0               .5
   Payments to repurchase common stock...................................       (87.2)           -                -
   Payments on notes payable.............................................        (7.8)         (48.0)          (770.4)
   Amounts received for deposit products.................................     1,852.2        2,067.7          1,709.8
   Withdrawals from deposit products.....................................    (1,989.3)      (2,014.5)        (1,787.0)
   Investment borrowings.................................................       494.7          103.2           (118.8)
   Dividends paid on preferred stock.....................................       (19.0)         (38.0)           (38.0)
                                                                            ---------      ---------       ----------

       Net cash provided (used) by financing activities..................       447.0          268.1           (150.2)
                                                                            ---------      ---------       ----------

       Net increase (decrease) in cash and cash equivalents..............        21.6          148.1           (538.8)

Cash and cash equivalents, beginning of year.............................       385.9          237.8            776.6
                                                                            ---------      ---------       ----------

Cash and cash equivalents, end of year...................................   $   407.5      $   385.9       $    237.8
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

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of Other Business in Run-off; and corporate operations. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company ("Bankers Life and Casualty"), markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through approximately 5,100 career agents and sales managers. Bankers Life and Casualty markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry Health Care ("Coventry").

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through approximately 350 independent marketing organizations that represent over 5,200 producing independent agents. This segment markets its products under the "Conseco" and "Washington National" (a wholly-owned insurance subsidiary of Conseco) brand names. Conseco Insurance Group includes primarily the business of Conseco Health Insurance Company ("Conseco Health"), Conseco Life Insurance Company ("Conseco Life") Conseco Insurance Company and Washington National Insurance Company ("Washington National"), other than any run-off long-term care and major medical insurance issued by those companies. Such run-off business is included in the Other Business in Run-off segment.

     o Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company ("Colonial Penn"), markets graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. The Other Business in Run-off segment is primarily comprised of long-term care business issued by Conseco Senior Health Insurance Company ("Conseco Senior") and Washington National, subsidiaries that were acquired in 1996 and 1997, respectively. Long-term care collected premiums represented more than 99 percent of this segment's total collected premiums in 2007.

     2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company's management and its audit committee concluded, on February 22, 2008, that we would restate our financial statements for the years ended December 31, 2006 and 2005, along with affected Selected Consolidated Financial Data for 2004 and 2003, and quarterly financial information for 2006 and the first three quarters of 2007. Such conclusion was based on the significance of errors identified in 2007 during the procedures performed in an effort to remediate the material weakness in internal controls disclosed in our 2006 Form 10-K and subsequent quarterly filings with the U.S. Securities and Exchange Commission (the "SEC").

     The most significant errors relate to adjustments to insurance policy benefits and the liabilities for insurance products in the specified disease and life blocks in the Conseco Insurance Group segment and in the long-term care block of business in the Other Business in Run-off segment identified in 2007 during the aforementioned remediation procedures.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     We reviewed certain actuarial valuation processes for approximately 2,400 types of policy forms, encompassing insurance products that accounted for more than 80 percent of the total liabilities for the business subject to the remediation procedures.

     The errors we discovered through our remediation procedures had the effect of reducing shareholders' equity at December 31, 2006 by $20.6 million, as summarized below (dollars in millions):

                                                                                          Understatement
                                                                                        (overstatement) of
                                                                                       shareholders' equity
                                                                                       at December 31, 2006
                                                                                       --------------------
       Coding errors in actuarial system related to specified disease
         return of premium features.....................................................       $ 25.6    (i)

       Error related to certain specified disease policies for which return of
         premium is payable upon first occurrence of claim..............................        (15.9)   (ii)

       Error in reserve factors for certain specified disease policies..................        (20.4)   (iii)

       Error related to certain specified disease policies for which return of
         premium benefit is not reduced for claims......................................        (18.0)   (iv)

       Inconsistent performance of procedure to identify terminated long-term
         care policies..................................................................         10.7    (v)

       Coding errors in actuarial system related to universal life policies.............          7.9    (vi)

       Error related to certain universal life policies with bonus features.............         (6.5)   (vii)

       Errors identified through outlier procedures.....................................        (14.4)   (viii)

       Other errors.....................................................................         (1.0)   (ix)
                                                                                               ------

           Total errors before income tax effect........................................        (32.0)

       Income tax effect................................................................         11.4
                                                                                               ------

           Total errors after income tax................................................       $(20.6)
                                                                                               ======

---------------------

     (i) The coding in our administrative system related to specified disease policies with a return of premium feature that had been subject to an exchange in the past was inaccurate. This resulted in an overstatement of insurance policy liabilities. This error relates to business in our Conseco Insurance Group segment. The $25.6 million total for this item includes the $19.3 million adjustment previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Conseco Insurance Group in our Form 10-Q for the quarterly period ended March 31, 2007.

     (ii) Insurance policy liabilities for certain specified disease policies with a return of premium feature that is payable upon the earlier of the first occurrence of a covered claim or a specified date had not considered the first occurrence provision. This error resulted in an understatement of these reserves. This error relates to business in our Conseco Insurance Group segment.

    (iii) A key factor used to determine specified disease insurance liabilities for certain policies sold by one of our insurance subsidiaries prior to its acquisition by Conseco was incorrectly set to zero. This resulted in no insurance policy liability being established for these policies. This error relates to business in our Conseco

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

          Insurance Group segment. The $20.4 million total for this item includes the $18.3 million adjustment previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Conseco Insurance Group in our Form 10-Q for the quarterly period ended September 30, 2007.

     (iv) Insurance policy liabilities for certain specified disease policies with a return of premium provision had been calculated as if the benefit would be reduced by claims paid during the term of the policy, when such offset provision was not applicable to the policies. This error resulted in an understatement of insurance policy liabilities and relates to business in our Conseco Insurance Group segment.

     (v) The procedures we had established to identify terminations of long-term care policies due to the death of the insured were not being performed in a consistent manner. This error resulted in an overstatement of insurance policy liabilities and relates to business in our Other Business in Run-off segment.

     (vi) Certain coding errors in the actuarial valuation system for universal life policies had resulted in an overstatement of insurance policy liabilities. This error relates to business in our Bankers Life segment.

    (vii) Provisions in certain universal life products that provided for future bonus credits were not being reflected in the amortization of the value of policies inforce. These errors resulted in an overstatement of the value of policies inforce and relates to our Bankers Life segment.

   (viii) We perform various procedures in an effort to identify potential errors in our insurance policy liabilities by reviewing amounts that had unusual reserve or benefit balances. These procedures resulted in the identification of certain specified disease, long-term care and life policies with incorrect insurance policy liabilities. The errors include an understatement of reserves of $9.1 million in our Conseco Insurance Group segment and $5.3 million in our Other Business in Run-off segment.

     (ix) Other miscellaneous errors that resulted in an misstatement of certain insurance policy liabilities and insurance intangible balances. No single error resulted in adjustments exceeding $5.0 million. The errors relate to our Bankers Life, Conseco Insurance Group and Other Business in Run-off segments.

     In addition (as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Long-term Care Premium Rate Increases") on February 28, 2008, the SEC's Office of the Chief Accountant (the "SEC staff") informed us that the use of a method which prospectively changes reserve assumptions for long-term care policies when premium rate increases differ significantly from original assumptions is not consistent with the guidance of Statement of Financial Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60").

     As a result, if premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are not reflected prospectively in our reserves. Instead, the additional premium revenue resulting from the rate increase is recognized as earned and original assumptions continue to be used to determine changes to liabilities for insurance products unless a premium deficiency exists.

     Our restatement of previously issued financial statements for the year ended December 31, 2006 and quarterly information for 2006 and the first three quarters of 2007, includes adjustments to eliminate the use of the prospective revision methodology. After the elimination of the additional reserves we established based on the prospective revision methodology, our liabilities for insurance products for long-term care policies in the two business segments with these blocks (Bankers Life and Other Business in Run-off) were not deficient in the aggregate, but our estimates of future earnings indicated that profits would be recognized in early periods and losses in later periods. In accordance with paragraph 37 of SFAS 60, we are increasing the liabilities for insurance products over the period of profits, by an amount necessary to offset losses that are expected to be recognized in later periods.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     During our process to restate our previously issued financial statements, we also corrected previously identified errors, which had been recognized through cumulative adjustments to previously issued financial statements. We determined that these errors were immaterial, after considering the magnitude of the adjustment in relationship to earnings in the period discovered, offsetting adjustments and other factors. We described these adjustments in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of our prior filings, including our 2006 Form 10-K. The following is a summary of our prior disclosures:

     o During 2006, we determined that we had been carrying insurance liabilities for certain single premium annuities that were no longer in force in the Bankers Life segment. The error resulted in an overstatement of insurance policy liabilities of $7.4 million.

     o During 2005, we determined the method that had been used to calculate insurance policy liabilities for future long-term care benefits on policies with inflation coverage was incorrect. The error resulted in an overstatement of insurance policy liabilities of $6.4 million in the Bankers Life segment.

     o In 2005, we identified errors in the calculation of insurance acquisition costs in the Bankers Life segment. The errors resulted in an overstatement of insurance acquisition costs of $4.4 million.

     o During 2006, we discovered that procedures to appropriately identify deceased policyholders on a timely basis and release the related insurance policy liabilities were not being performed in a consistent manner. The error resulted in an overstatement of insurance policy liabilities of $4.7 million in the Conseco Insurance Group segment.

     o In 2006, we discovered that we had not been establishing insurance policy liabilities for certain specified disease coverages and that factors used to determine these liabilities were incorrect. The errors resulted in an understatement of insurance policy liabilities of $13.3 million in the Conseco Insurance Group segment. This error was offset by a $1.6 million understatement of insurance acquisition costs related to the same policies.

     o In 2006, we discovered that several errors had been made in estimating claim reserve liabilities for our long-term care business in the Other Business in Run-off segment. In the process of reviewing our claim estimates, we discovered that some claim liabilities related to policies with inflation riders had been estimated excluding inflation benefits. We also discovered that some claim liabilities related to policies providing lifetime benefits had been estimated based on the assumption the benefit period was limited. We also discovered that some claim liabilities for non-forfeiture benefits had been estimated based on the original pool of money benefit, rather than pool amounts reduced by benefits previously paid. These errors resulted in an understatement of claim reserves of $7.1 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The effects of the restatement adjustments on our consolidated financial statements are as follows:

Consolidated Statement of Operations

                                                                    Year ended December 31, 2006
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $4,467.4      $  -             $   -             $ -         $4,467.4
                                                --------      -------          -------           -----       --------
       Benefits and expenses:
          Insurance policy benefits.........     3,068.4        (5.5)            (30.6)             .7        3,033.0
          Interest expense..................        73.5         -                 -               -             73.5
          Amortization......................       423.4         1.5              16.5              .2          441.6
          Loss on extinguishment of debt....          .7         -                 -               -               .7
          Costs related to tentative
             litigation settlement..........       174.7         -                 -               -            174.7
          Other operating costs and
             expenses.......................       574.4         -                 -               2.3          576.7
                                                --------      -------          -------           -----       --------

             Total benefits and expenses....     4,315.1        (4.0)            (14.1)            3.2        4,300.2
                                                --------      ------           -------           -----       --------

             Income before income taxes.....       152.3         4.0              14.1            (3.2)         167.2

       Income tax expense...................        55.8         1.5               5.1            (1.2)          61.2
                                                --------      ------           -------           -----       --------

          Net income........................    $   96.5      $  2.5           $   9.0           $(2.0)      $  106.0
                                                ========      ======           =======           =====       ========

       Net income per share - basic.........        $.39                                                         $.45
                                                    ====                                                         ====

       Net income per share - diluted.......        $.38                                                         $.45
                                                    ====                                                         ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                    Year ended December 31, 2005
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................     $4,326.5     $  -              $  -           $   -         $4,326.5
                                                 --------     ------            ------         -------       --------
       Benefits and expenses:
          Insurance policy benefits.........      2,800.6       20.8               -               8.6        2,830.0
          Interest expense..................         58.3        -                 -               -             58.3
          Amortization......................        388.4        1.4               -             (10.8)         379.0
          Loss on extinguishment of debt....          3.7        -                 -               -              3.7
          Costs related to tentative
             litigation settlement..........         18.3        -                 -               -             18.3
          Other operating costs and
             expenses.......................        553.8        -                 -               (.9)         552.9
                                                 --------     ------            ------         -------       --------

             Total benefits and expense.....      3,823.1       22.2               -              (3.1)       3,842.2
                                                 --------     ------            ------         -------       --------

             Income before income taxes.....        503.4      (22.2)              -               3.1          484.3

       Income tax expense...................        178.5       (8.0)              -               1.1          171.6
                                                 --------     ------            ------         -------       --------

          Net income........................     $  324.9     $(14.2)           $  -           $   2.0       $  312.7
                                                 ========     ======            ======         =======       ========

       Net income per share - basic.........        $1.90                                                       $1.82
                                                    =====                                                       =====

       Net income per share - diluted.......        $1.76                                                       $1.69
                                                    =====                                                       =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

Selected Consolidated Balance Sheet Accounts

                                                                          December 31, 2006
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Value of policies inforce at the
          Effective Date....................    $ 2,137.2      $ 18.1          $(16.5)           $(2.3)     $ 2,136.5
       Income tax assets, net...............      1,786.9        11.6            (5.1)              .9        1,794.3
       Total assets.........................     32,717.3        29.7           (21.6)            (1.4)      32,724.0
       Liabilities for insurance products...     25,973.3        50.3           (30.6)             -         25,993.0
       Additional paid-in capital...........      3,473.2        (4.8) (a)        -                (.4)       3,468.0
       Retained earnings....................        643.2       (15.8) (a)        9.0             (1.0)         635.4

---------
     (a) The total effect of the errors discovered through our remediation procedures was a decrease to shareholders' equity of $20.6 million. See table above for details.

                                                                          December 31, 2005
                                             --------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Value of policies inforce at the
          Effective Date....................    $ 2,382.0      $ 19.6          $  -              $(2.1)     $ 2,399.5
       Income tax assets, net...............      1,496.6        13.0             -                (.2)       1,509.4
       Other assets.........................        341.0         -               -                2.3          343.3
       Total assets.........................     31,525.3        32.6             -                -         31,557.9
       Liabilities for insurance products...     25,398.9        55.8             -                (.7)      25,454.0
       Additional paid-in capital...........      3,194.1        (4.8)            -                (.4)       3,188.9
       Retained earnings....................        584.7       (18.4)            -                1.1          567.4

                                                                          December 31, 2004
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Value of policies inforce at the
          Effective Date....................    $ 2,629.6      $ 21.0          $  -             $(15.9)     $ 2,634.7
       Cost of policies produced............        409.1         -               -               17.6          426.7
       Income tax assets, net...............        967.2         5.0             -                 .9          973.1
       Other assets.........................        339.9         -               -                1.4          341.3
       Total assets.........................     30,764.6        26.0             -                4.0       30,794.6
       Liabilities for insurance products...     25,162.2        35.0             -                5.3       25,202.5
       Additional paid-in capital...........      2,597.8        (4.8)            -                (.4)       2,592.6
       Retained earnings....................        297.8        (4.2)            -                (.9)         292.7

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

Selected Consolidated Statement of Cash Flow Amounts

                                                                    Year ended December 31, 2006
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Cash flows from operating activities:
          Net income.........................      $ 96.5      $ 2.6           $  9.0            $(2.1)        $106.0
          Amortization and depreciation......       480.7        1.5             16.5              2.5          501.2
          Income taxes.......................        57.2        1.4              5.1             (1.1)          62.6
          Insurance liabilities..............       528.6       (5.5)           (30.6)              .7          493.2

       Net cash provided by operating
          activities.........................       931.2        -                -                -            931.2

                                                                    Year ended December 31, 2005
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Cash flows from operating activities:
          Net income.........................    $  324.9     $(14.2)          $  -             $  2.0       $  312.7
          Amortization and depreciation......       410.8        1.4              -              (11.7)         400.5
          Income taxes.......................       206.9       (8.0)             -                1.1          200.0
          Insurance liabilities..............       391.0       20.8              -                8.6          420.4

       Net cash provided by operating
          activities.........................     1,162.1        -                -                -          1,162.1

     3.   BASIS OF PRESENTATION

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants and the SEC.

     The accompanying financial statements include the accounts of the Company and its subsidiaries. Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions to calculate values for the cost of policies produced, the value of policies inforce at the Effective Date, certain investments (including derivatives), assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation, guaranty fund assessment accruals and amounts recoverable from loans to certain former directors and former employees. If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Mortgage loans held in our investment portfolio are carried at amortized unpaid balances, net of provisions for estimated losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

     Policy loans are stated at current unpaid principal balances.

     Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the sections of this note entitled "Accounting for Derivatives" and "Investment Borrowings and Interest Rate Swaps" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $665.8 million and $675.2 million at December 31, 2007 and 2006, respectively.

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

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments without anticipation of prepayments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security (other than trading securities), we report the difference between the sale proceeds and amortized cost (determined based on specific identification) as a realized investment gain or loss.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Cost of Policies Produced

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

     As of January 1, 2007, we adopted Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for the cost of policies produced on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". As a result of the adoption of SOP 05-1 and related guidance, if an internal replacement modification substantially changes a contract, then the cost of policies produced is written off immediately through the consolidated statement of operations and any new definable cost associated with the new replacement are deferred as the cost of policies produced. If a contract modification does not substantially change the contract, the amortization of the cost of policies produced on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

     We regularly evaluate the recoverability of the unamortized balance of the cost of policies produced. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense. In certain cases, the unamortized balance of the cost of policies produced may not be deficient in the aggregate, but our estimates of future earnings indicate that profits would be recognized in early periods and losses in later periods. In this case, we increase the amortization of the cost of policies produced over the period of profits, by an amount necessary to offset losses that are expected to be recognized in the later years.

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

     The Company expects to amortize the balance of the value of policies inforce at the Effective Date as of December 31, 2007 as follows: 13 percent in 2008, 12 percent in 2009, 11 percent in 2010, 7 percent in 2011 and 6 percent in 2012.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     We also have a small block of short duration accident and health products. Premiums on these products are recognized as revenue over the premium coverage period.

     We establish liabilities for traditional life, accident and health insurance, and life contingent payment annuity products using mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. We establish liabilities for accident and health insurance products using morbidity tables based on the Company's actual or expected experience. These reserves are computed at amounts that, with additions from estimated future premiums received and with interest on such reserves at estimated future rates, are expected to be sufficient to meet our obligations under the terms of the policy. Liabilities for future policy benefits are computed on a net-level premium method based upon assumptions as to future claim costs, investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses determined when the policies were issued (or with respect to policies inforce at August 31, 2003, the Company's best estimate of such assumptions on the Effective Date). We make an additional provision to allow for potential adverse deviation for some of our assumptions. Once established, assumptions on these products are generally not changed unless a premium deficiency exists. In that case, a premium deficiency reserve is recognized and the future pattern of reserve changes are modified to reflect the relationship of premiums to benefits based on the current best estimate of future claim costs, investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses, determined without an additional provision for potential adverse deviation.

     We establish claim reserves based on our estimate of the loss to be incurred on reported claims plus estimates of incurred but unreported claims based on our past experience.

     Accounting for Long-term Care Premium Rate Increases

     Many of our long-term care policies were subject to premium rate increases in 2006 and 2007. In some cases, these premium rate increases were materially consistent with the assumptions we used to value the particular block of business at the fresh-start date. In other cases, the premium rate increases were materially different from that assumed at the fresh-start date, leading us to change our best estimates of future actuarial assumptions. With respect to the 2006 premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these policyholder options:

     o Premium rate increases - If premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are not reflected prospectively in our reserves. Instead, the additional premium revenue resulting from the rate increase is recognized as earned and original assumptions continue to be used to determine changes to liabilities for insurance products unless a premium deficiency exists.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     o Benefit reductions - A policyholder may choose reduced coverage with a proportionate reduction in premium, when permitted by our contracts. This option does not require additional underwriting. Benefit reductions are treated as a partial lapse of coverage, and the balance of our reserves and deferred insurance acquisition costs is reduced in proportion to the reduced coverage.

     o Non-forfeiture benefits offered in conjunction with a rate increase - In some cases, non-forfeiture benefits are offered to policyholders who wish to lapse their policies at the time of a significant rate increase. In these cases, exercise of this option is treated as an extinguishment of the original contract and issuance of a new contract. The balance of our reserves and deferred insurance acquisition costs are released, and a reserve for the new contract is established.

     o Florida Order - In 2004, the Florida Office of Insurance Regulation issued an order to our subsidiaries in the Other Business in Run-off segment regarding their long-term care business in Florida. The order required them to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

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

          Reserves for all three groups of policies under the order were prospectively adjusted using a prospective revision methodology, as these alternatives were required by the Florida Office of Insurance Regulation. These policies had no insurance acquisition costs established at the Effective Date.

     Some of our policyholders may receive a non-forfeiture benefit if they cease paying their premiums pursuant to their original contract (or pursuant to changes made to their original contract as a result of a litigation settlement made prior to the Effective Date or an order issued by the Florida Office of Insurance Regulation). In these cases, exercise of this option is treated as the exercise of a policy benefit, and the reserve for premium paying benefits is reduced, and the reserve for the non-forfeiture benefit is adjusted to reflect the election of this benefit.

     Accounting for marketing and reinsurance agreements with Coventry

     Prescription Drug Benefit

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for the introduction of a prescription drug benefit ("PDP"). In order to offer this product to our current and potential future policyholders without investing in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related policy benefits subject to a risk corridor. The Part D program was effective January 1, 2006.

     The following describes how we account for and report our PDP business:

Our accounting for the national distribution agreement

     o We recognize distribution and licensing fee income from Coventry based upon negotiated percentages of collected premiums on the underlying Medicare Part D contracts. This fee income is recognized over the calendar year term as premiums are collected.

     o We also pay commissions to our agents who sell the plans on behalf of Coventry. These payments are deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

Our accounting for the quota-share agreement

     o We recognize premium revenue evenly over the period of the underlying Medicare Part D contracts.

     o We recognize policyholder benefits and ceding commission expense as incurred.

     o We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services.

     Private-Fee-For-Service

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry's Private-Fee-For-Service ("PFFS") plan, beginning January 1, 2007. The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco in 2007 with approximately 50 percent of the net premiums and related profits.

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

     Large Group Private-Fee-For-Service Block

     Effective July 1, 2007, Conseco entered into a quota-share reinsurance agreement with Coventry related to the PFFS business written by Coventry under one large group policy. Conseco receives 50 percent of the net premiums and related profits associated with this business as long as the ceded revenue margin (as defined in the quota-share reinsurance agreement) is less than or equal to five percent. Conseco receives 25 percent of the net premiums and related profits on the ceded margin in excess of five percent.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The cost of reinsurance on life and health coverages is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $206.5 million, $213.3 million and $232.2 million in 2007, 2006 and 2005, respectively. We deduct this cost from insurance policy income. Reinsurance recoveries netted against insurance policy benefits totaled $353.4 million, $231.0 million and $231.6 million in 2007, 2006 and 2005, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $322.7 million, $130.3 million and $60.1 million in 2007, 2006 and 2005, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $271.4 million and $74.4 million in 2007 and 2006, respectively. The increase in premiums assumed under these agreements in 2007 resulted from two new agreements: (i) we are assuming approximately 50 percent of the PFFS business marketed by our career agents pursuant to a marketing and distribution agreement with Coventry effective January 1, 2007; and (ii) we are assuming 50 percent of the PFFS business written by Coventry under one large group policy effective July 1, 2007.

     See the section of this note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     On October 12, 2007, we completed a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with Reassure America Life Insurance Company ("REALIC"), a subsidiary of Swiss Re Life & Health America Inc. The transaction was recorded in our financial statements on September 28, 2007, the date the parties were bound by the coinsurance agreement and all regulatory approvals had been obtained. In the transaction, REALIC: (i) paid a ceding commission of $76.5 million; and (ii) assumed the investment and persistency risk of these policies. Our insurance subsidiaries ceded approximately $2.8 billion of policy and other reserves to REALIC, as well as transferred the invested assets backing these policies on October 12, 2007. Our insurance subsidiaries remain primarily liable to the policyholders in the event REALIC does not fulfill its obligations under the agreements. Accordingly, our insurance liabilities continue to include the amounts ceded for these policies, which is offset by a corresponding amount in reinsurance receivables. The increase in reinsurance receivables from December 31, 2006 to December 31, 2007 is largely attributable to this reinsurance agreement. The coinsurance transaction has an effective date of January 1, 2007.

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

     The following summarizes the profits and losses recognized on this business in 2007 (dollars in millions):

                                                                                              2007
                                                                                              ----
Net earnings on the block before tax....................................................    $  17.0

Realized investment losses, net of amortization of insurance intangibles................      (40.6)

Loss related to the annuity coinsurance transaction.....................................      (76.5) (a)
                                                                                            -------

Net loss before income taxes............................................................    $(100.1)
                                                                                            =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

------------

     (a) Amount represents the net loss before income taxes recognized on the annuity coinsurance transaction during 2007, including the earnings and losses on the block during that period and the loss recognized upon completion of the transaction. The following summarizes the components of the loss before income taxes (dollars in millions):

              Assets received (transferred)
                 Investments....................................   $(2,560.8)
                 Accrued investment income......................       (28.7)
                 Value of policies inforce at the Effective Date      (198.9)
                 Cost of policies produced......................       (20.5)
                 Reinsurance receivables........................     2,764.3
                 Other..........................................       (31.9)
                                                                   ---------

                    Net loss before income taxes................   $   (76.5)
                                                                   =========

     In 2007, we completed the recapture of a block of traditional life insurance in force that had been ceded in 2002 to REALIC. In the transaction, which had an effective date of October 1, 2007, Colonial Penn paid REALIC a recapture fee of $63 million. The recapture of this block resulted in a $2.8 million gain accounted for as a reduction to insurance policy benefits. Colonial Penn recaptured 100 percent of the liability for the future benefits previously ceded, and will recognize profits from the block as they emerge over time. Colonial Penn already administers the policies that were recaptured.

     As summarized above under "Accounting for marketing and reinsurance agreements with Coventry", we assume reinsurance from Coventry related to a portion of the PDP and PFFS business written through our distribution channels. In addition, we have assumed 50 percent of the PFFS business written by Coventry under one large group policy.

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

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2005 and 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $585.8 million and $260.0 million in 2005 and 2006, respectively. However, we are required to continue to hold a valuation allowance of $672.9 million at December 31, 2007 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     Investment Borrowings

     In the first quarter of 2007, one of the Company's insurance subsidiaries (Conseco Life) became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings. At December 31, 2007, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings from the FHLBI totaled $450.0 million as of December 31, 2007, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $509.0 million at December 31, 2007, which are maintained in a custodial account for the benefit of the FHLBI. Conseco Life recognized interest expense of $16.7 million in 2007 related to the borrowings. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                 at December 31, 2007
                       --------                  ----                 --------------------

                        $100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%
                          54.0              May 2012                   Variable rate - 5.015%
                         146.0              November 2015              Fixed rate - 5.300%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 5.308%

     At December 31, 2007, investment borrowings consisted of: (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $452.3 million of securities issued to other entities by a variable interest entity which is consolidated in our financial statements as further discussed in the note to the consolidated financial statements entitled "Investment in a Variable Interest Entity"; and (iii) other borrowings of $10.7 million.

     At December 31, 2006, investment borrowings consisted of: (i) $406.8 million of securities issued to other entities by a variable interest entity which is consolidated in our financial statements; and (ii) other borrowings of $11.5 million.

     Accounting for Derivatives

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, at the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We typically buy call options on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment income (loss) related to equity-indexed products was $(8.5) million, $40.4 million and $(14.6) million during 2007, 2006 and 2005, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $51.2 million and $93.7 million at December 31, 2007 and 2006, respectively. We classify these instruments as other invested assets. Pursuant to the annuity coinsurance agreement described above, we continue to hold $11.9 million of these options for the benefit of the assuming company until such options expire. All future cash flows (including any increases (decreases) in fair value) from these options are transferred to the assuming company. Such options are included in other invested assets, and we have established a liability for the amount due to the assuming company upon their expiration, based on the December 31, 2007 estimated market value of these options.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $353.2 million (including $156.9 million which was ceded pursuant to an annuity coinsurance transaction as further described above under the caption "Coinsurance Transaction") and $275.3 million at December 31, 2007 and 2006, respectively. We maintain a specific block of investments which are equal to the balance of these liabilities in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations will generally offset the change in the value of the embedded derivative provided corporate spreads remain constant.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2007, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $(1.0) million and $9.6 million at December 31, 2007 and 2006, respectively. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest rate fluctuations will generally offset the change in value of the embedded derivatives provided corporate spreads remain constant.

     Multibucket Annuity Product

     The Company's multibucket annuity is a fixed annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts), which is substantially offset by the change in insurance policy benefits for these products. As of December 31, 2007, we hold insurance liabilities of $99.0 million related to multibucket annuity products.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect compensation cost determined under the fair value method. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. During 2007 and 2006, we did not capitalize any stock-based compensation expense as cost of policies produced or any other asset category.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     The estimated fair values of our financial instruments at December 31, 2007 and 2006, were as follows (dollars in millions):

                                                                                  2007                      2006
                                                                         ---------------------     ---------------------
                                                                         Carrying         Fair      Carrying       Fair
                                                                          Amount          Value      Amount        Value
                                                                          ------          -----      ------        -----
                                                                                                         (Restated)
Financial assets:
   Actively managed fixed maturities...............................      $20,510.9     $20,510.9     $22,802.9   $22,802.9
   Equity securities ..............................................           34.5          34.5          24.8        24.8
   Mortgage loans..................................................        2,086.0       2,137.0       1,642.2     1,684.7
   Policy loans....................................................          370.4         370.4         412.5       412.5
   Trading securities..............................................          665.8         665.8         675.2       675.2
   Other invested assets...........................................          134.3         134.3         178.8       178.8
   Cash and cash equivalents.......................................          428.6         428.6         409.9       409.9

Financial liabilities:
   Insurance liabilities for interest-sensitive
     products (a)..................................................      $13,169.4     $13,169.4     $13,021.1   $13,021.1
   Investment borrowings...........................................          913.0         913.0         418.3       418.3
   Notes payable - direct corporate obligations....................        1,193.7       1,156.8       1,000.8       999.8

--------------------
     (a) The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2007 and 2006. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

     Sales Inducements

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $52.4 million, $64.0 million and $49.2 million in 2007, 2006 and 2005, respectively. Amounts amortized totaled $18.4 million, $19.1 million and $17.8 million in 2007, 2006 and 2005, respectively. The unamortized balance of deferred sales inducements was $149.0 million and $115.0 million at December 31, 2007 and 2006, respectively. The balance of insurance liabilities for persistency bonus benefits was $252.8 million and $296.3 million at December 31, 2007 and 2006, respectively.

     Recently Issued Accounting Standards

     Pending Accounting Standards

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which establishes new standards governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). SFAS 160 establishes reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We do not expect the initial adoption of SFAS 160 to be material to our financial position or results of operations.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value, with certain exceptions. Additionally, SFAS 141R requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. SFAS 141R also provides for a substantial number of new disclosure requirements. SFAS 141R is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited. We expect that SFAS 141R will have an impact on our accounting for future business combinations once the statement is adopted but the effect is dependent upon acquisitions, if any, that are made in the future.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure many financial instruments and certain other items, including insurance contracts, at fair value (on an instrument-by-instrument basis) that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for us on January 1, 2008. We do not expect to elect the fair value option for any of our financial assets or liabilities.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 will not have a material effect on our results of operations and financial condition.

     Adopted Accounting Standards

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 resulted in a $6.0 million increase to additional paid-in capital during 2007. The Company classifies interest and, if applicable, penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in 2007. The liability for accrued interest was not significant at December 31, 2007 or 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     In September 2005, the Accounting Standards Executive Committee issued SOP 05-1. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement which is defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. The provisions of SOP 05-1 are effective for internal replacements beginning January 1, 2007. The initial adoption of SOP 05-1 did not have a material impact on our results of operations or financial position. The adoption of SOP 05-1 resulted in the shortening of the period over which the value of policies inforce at the Effective Date and the cost of policies produced related to a small block of our group health insurance business are amortized. Transition to the shorter amortization period resulted in a January 1, 2007 cumulative effect adjustment to retained earnings of $2.7 million, net of tax.

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

     The impact of the adoption of SFAS 158 on our consolidated balance sheet at December 31, 2006, is as follows (dollars in millions):

                                                       Balance before                      Balance after
                                                         adoption of                        adoption of
                                                          SFAS 158         Adjustments       SFAS 158
                                                      ----------------     -----------    --------------
                                                         (Restated)                         (Restated)
       Income tax assets, net....................         $1,790.8           $ 3.5            $1,794.3
       Other liabilities.........................            601.9             9.9               611.8
       Accumulated other comprehensive loss......            (66.2)           (6.4)              (72.6)

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     5.   INVESTMENTS

     At December 31, 2007, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized     fair
                                                                       cost         gains       losses       value
                                                                       ----         -----       ------       -----
Investment grade:
   Corporate securities..........................................   $13,442.7       $110.2      $(420.1)    $13,132.8
   United States Treasury securities and obligations of
     United States government corporations and agencies..........       619.3         16.9         (1.6)        634.6
   States and political subdivisions.............................       534.8          5.1         (9.4)        530.5
   Debt securities issued by foreign governments.................         9.6           .2          -             9.8
   Structured securities ........................................     4,707.5         13.8       (108.7)      4,612.6
Below-investment grade (primarily corporate securities)..........     1,678.8          2.9        (91.1)      1,590.6
                                                                    ---------       ------      -------     ---------

     Total actively managed fixed maturities.....................   $20,992.7       $149.1      $(630.9)    $20,510.9
                                                                    =========       ======      =======     =========

Equity securities................................................       $34.0          $.5       $  -           $34.5
                                                                        =====          ===       ======         =====

     At December 31, 2006, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                    Gross        Gross     Estimated
                                                                     Amortized   unrealized   unrealized      fair
                                                                       cost         gains       losses        value
                                                                       ----         -----       ------        -----
Investment grade:
   Corporate securities..........................................   $13,179.2       $142.0      $(201.3)    $13,119.9
   United States Treasury securities and obligations of
     United States government corporations and agencies..........     1,428.6         16.8        (23.3)      1,422.1
   States and political subdivisions.............................       675.7          5.2        (11.4)        669.5
   Debt securities issued by foreign governments.................       117.3          3.6          (.2)        120.7
   Structured securities ........................................     5,984.7          7.7        (76.6)      5,915.8
Below-investment grade (primarily corporate securities)..........     1,561.4         23.0        (29.5)      1,554.9
                                                                   ----------      -------      -------    ----------

     Total actively managed fixed maturities.....................   $22,946.9       $198.3      $(342.3)    $22,802.9
                                                                    =========       ======      =======     =========

Equity securities................................................       $23.9         $1.2       $(.3)          $24.8
                                                                        =====         ====       ====           =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of December 31, 2007 and 2006 were as follows (dollars in millions):

                                                                                               2007           2006
                                                                                               ----           ----
Net unrealized depreciation on investments................................................   $(481.3)         $(136.3)
Adjustment to value of policies inforce at the Effective Date.............................      18.3             20.1
Adjustment to cost of policies produced...................................................      43.7             12.3
Adjustment to initially apply SFAS No. 158 related to the unrecognized net loss related to
    deferred compensation plan............................................................       -               (9.9)
Unrecognized net loss related to deferred compensation plan...............................      (7.3)             -
Deferred income tax asset.................................................................     153.3             41.2
                                                                                             -------          -------

       Accumulated other comprehensive loss...............................................   $(273.3)         $ (72.6)
                                                                                             =======          =======

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the estimated fair value of our actively managed fixed maturity securities by category as of December 31, 2007 (dollars in millions):

                                                                                             Estimated         Percent of
                                                                                            fair value      fixed maturities
                                                                                            ----------      ----------------
   Structured securities................................................................    $ 4,668.1             22.8%
   Manufacturing........................................................................      3,603.4             17.6
   Bank and finance.....................................................................      2,039.1              9.9
   Utilities............................................................................      1,766.2              8.6
   Services.............................................................................      1,615.2              7.9
   Communications.......................................................................      1,088.0              5.3
   Agriculture, forestry and mining.....................................................        888.6              4.3
   Retail and wholesale.................................................................        799.8              3.9
   Holding and other investment offices.................................................        751.4              3.7
   Transportation.......................................................................        643.9              3.1
   U.S. Government......................................................................        634.6              3.1
   States and political subdivisions....................................................        548.4              2.7
   Asset-backed securities..............................................................        440.2              2.1
   Other................................................................................      1,024.0              5.0
                                                                                            ---------            -----

      Total actively managed fixed maturities...........................................    $20,510.9            100.0%
                                                                                            =========            =====

     Below-Investment Grade Securities

     At December 31, 2007, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,678.8 million, or 8.0 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,590.6 million, or 95 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $480.3 million and an estimated fair value of $455.9 million are securities held by a variable interest entity that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such variable interest entity will be satisfied from the cash flows generated by these securities and are not obligations of the Company. Refer to the note to the consolidated financial statements entitled "Investment in a Variable Interest Entity" concerning the Company's commitment to provide additional capital of up to $25 million to the variable interest entity. At December 31, 2007, our total investment in the variable interest entity was $47.0 million and such investment was rated BBB.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Contractual Maturity

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2007, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
Due in one year or less......................................................................    $    99.2      $    99.2
Due after one year through five years........................................................      1,613.9        1,610.7
Due after five years through ten years.......................................................      5,882.2        5,772.0
Due after ten years..........................................................................      8,627.3        8,360.9
                                                                                                 ---------      ---------

    Subtotal.................................................................................     16,222.6       15,842.8

Structured securities (a)....................................................................      4,770.1        4,668.1
                                                                                                 ---------      ---------

        Total actively managed fixed maturities .............................................    $20,992.7      $20,510.9
                                                                                                 =========      =========

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $62.6 million and $55.5 million, respectively.

     Net  Investment Income

     Net  investment income consisted of the following (dollars in millions):

                                                                               2007            2006            2005
                                                                               ----            ----            ----
    Fixed maturities.....................................................    $1,346.4        $1,293.6        $1,266.1
    Trading income related to policyholder and
       reinsurer accounts and other special-purpose portfolios...........        31.2            32.9             3.1
    Equity securities....................................................         1.6             1.8              .5
    Mortgage loans.......................................................       123.3           101.9            92.4
    Policy loans.........................................................        26.5            25.0            26.3
    Change in value of options
       related to equity-indexed products................................       (11.9)           38.3           (18.9)
    Other invested assets................................................        11.2            13.8             9.6
    Cash and cash equivalents............................................        27.0            19.1            18.2
                                                                             --------        --------        --------

       Gross investment income...........................................     1,555.3         1,526.4         1,397.3
    Less investment expenses.............................................        18.7            20.0            22.7
                                                                             --------        --------        --------

       Net investment income.............................................    $1,536.6        $1,506.4        $1,374.6
                                                                             ========        ========        ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     At both December 31, 2007 and 2006, we had no fixed maturity investments or mortgage loans that were not accruing investment income.

     Net Realized Investment Gains (Losses)

     Net realized investment gains (losses) were included in revenue as follows (dollars in millions):

                                                                               2007            2006             2005
                                                                               ----            ----             ----
Fixed maturities:
    Gross gains..........................................................    $  94.9          $ 70.1           $ 86.5
    Gross losses.........................................................     (134.0)          (98.5)           (82.3)
    Other-than-temporary declines in fair value..........................      (99.5)          (12.0)            (4.5)
                                                                             -------          ------           ------

         Net realized investment gains (losses) from
           fixed maturities..............................................     (138.6)          (40.4)             (.3)

Equity securities........................................................       (5.0)             .2              1.6
Mortgages................................................................        (.1)            -                3.2
Other-than-temporary declines in fair value of
    equity securities and other invested assets..........................       (7.2)          (10.4)           (10.2)
Other ...................................................................       (4.5)            3.4              2.8
                                                                             -------          ------           ------

         Net realized investment losses..................................    $(155.4)         $(47.2)          $ (2.9)
                                                                             =======          ======           ======

     During 2007, net realized investment losses included: (i) $48.7 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $7.2 billion; (ii) $33.0 million of writedowns of investments for other than temporary declines in fair value (no single investment accounted for more than $5.0 million of such writedowns); and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. During 2006, we recognized net realized investment losses of $47.2 million, which were comprised of $24.8 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $6.4 billion, and $22.4 million of writedowns of investments for other than temporary declines in fair value. During 2005, we recognized net realized investment losses of $2.9 million, which were comprised of $11.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $11.5 billion, net of $14.7 million of writedowns of investments for other than temporary declines in fair value. At December 31, 2007, there were no investments in default as to the payment of principal or interest.

     During 2007, we sold $3.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $134.0 million. We sell securities at a loss for a number of reasons including, but not limited to;
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. During 2007, we sold 10 investments at a loss which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis. Such investments were continuously in an unrealized loss position for less than six months prior to sale and had an amortized cost and estimated fair value of $52.3 million and $19.5 million, respectively.

     We regularly evaluate our investments for possible impairment. When we conclude that a decline in a security's net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

     Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for improvement of the issuer and/or its industry; (v) the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (ix) unfavorable changes in cash flows on mortgage-backed and asset-backed securities; and (x) other subjective factors, including information from regulators and credit agencies.

     Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the carrying values of our investments could have a material adverse effect on our earnings in future periods.

     Investments with Unrealized Losses

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2007, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                            Amortized         fair
                                                                                              cost            value
                                                                                            ---------       ---------
Due in one year or less...................................................................   $    29.6      $    29.3
Due after one year through five years.....................................................       614.3          591.1
Due after five years through ten years....................................................     3,687.3        3,529.1
Due after ten years.......................................................................     5,958.7        5,625.4
                                                                                             ---------      ---------

   Subtotal...............................................................................    10,289.9        9,774.9

Structured securities.....................................................................     3,214.4        3,098.5
                                                                                             ---------      ---------

   Total..................................................................................   $13,504.3      $12,873.4
                                                                                             =========      =========

     The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2007 (dollars in millions):

                                                           Number             Cost          Unrealized         Estimated
       Period                                            of issuers           basis            loss           fair value
       ------                                            ----------           -----            ----           ----------
       Less than 6 months.............................       16               $51.5           $(13.5)            $38.0

       Greater than or equal to
         6 months and less
         than 12 months...............................        1                10.7             (3.6)              7.1

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2007 (dollars in millions):

                                             Less than 12 months       12 months or greater            Total
                                           ----------------------     ---------------------       -----------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......    $   23.1      $   (.1)   $   52.3       $  (1.5)     $    75.4    $  (1.6)

     States and political subdivisions.       151.1         (6.2)      140.9          (5.6)         292.0      (11.8)

     Debt securities issued by
        foreign governments............         4.0          (.2)        -             -              4.0        (.2)

     Corporate securities..............     6,627.0       (284.0)    2,776.5        (217.4)       9,403.5     (501.4)

     Structured securities.............     1,801.4        (76.1)    1,297.1         (39.8)       3,098.5     (115.9)
                                           --------      -------    --------       -------      ---------    -------

     Total actively managed
        fixed maturities...............    $8,606.6      $(366.6)   $4,266.8       $(264.3)     $12,873.4    $(630.9)
                                           ========      =======    ========       =======      =========    =======

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2006 (dollars in millions):

                                             Less than 12 months      12 months or greater              Total
                                           ----------------------     ---------------------       -----------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies........  $   86.8       $ (1.2)   $1,252.7       $ (22.1)     $ 1,339.5    $ (23.3)

     States and political subdivisions...     218.6         (3.1)      185.2          (8.3)         403.8      (11.4)

     Debt securities issued by
        foreign governments..............      23.1          (.2)        6.9           (.1)          30.0        (.3)

     Corporate securities................   4,711.6        (75.2)    4,413.8        (155.5)       9,125.4     (230.7)

     Structured securities...............   1,724.5        (13.2)    2,904.8         (63.4)       4,629.3      (76.6)
                                           --------       ------    --------       -------      ---------    -------

     Total actively managed
        fixed maturities.................  $6,764.6       $(92.9)   $8,763.4       $(249.4)     $15,528.0    $(342.3)
                                           ========       ======    ========       =======      =========    =======

     Equity securities...................      $1.6         $(.2)       $3.0          $(.1)          $4.6       $(.3)
                                               ====         ====        ====          ====           ====       ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Based on management's current assessment of investments with unrealized losses at December 31, 2007, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

     Structured Securities

     At December 31, 2007, fixed maturity investments included $4.7 billion of structured securities (or 23 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying assets. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying assets prepay faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying assets prepay faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease. When this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount because the discount is realized as income at a slower rate, and it increases the yield on those purchased at a premium because of a decrease in the annual amortization of the premium.

     For structured and asset-backed securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2007.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2007 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................    $  128.0      $  127.7    $  124.8
4 percent - 5 percent...............................................................       557.6         539.8       541.6
5 percent - 6 percent...............................................................     3,315.6       3,261.6     3,189.4
6 percent - 7 percent...............................................................       779.3         749.0       722.2
7 percent - 8 percent...............................................................        66.3          68.0        68.5
8 percent and above.................................................................        23.6          24.0        21.6
                                                                                        --------      --------    --------

       Total structured securities (a)..............................................    $4,870.4      $4,770.1    $4,668.1
                                                                                        ========      ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $62.6 million and $55.5 million, respectively.

     The amortized cost and estimated fair value of structured securities at December 31, 2007, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               ---------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount      maturities
----                                                                          ----             ------      ----------
Pass-throughs, sequential and equivalent securities.....................    $2,076.0          $2,048.0            10%
Planned amortization classes, target amortization class and
   accretion-directed bonds.............................................     1,633.1           1,596.1             8
Commercial mortgage-backed securities...................................       994.0             965.5             5
Other...................................................................        67.0              58.5             -
                                                                            --------          --------            ---

       Total structured securities (a)..................................    $4,770.1          $4,668.1            23%
                                                                            ========          ========            ==

--------------------
     (a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $62.6 million and $55.5 million, respectively.

     Pass-through securities and sequentials have unique prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Planned amortization classes, targeted amortization class and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by support or companion classes insulating the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

     Structured Securities Collateralized by Sub Prime Residential Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $123.1 million and a book value of $150.5 million at December 31, 2007. These securities represent .5 percent of our consolidated investment portfolio. Of these securities, $39.9 million (32 percent) were rated AAA, $40.8 million (33 percent) were rated AA, $41.9 million (34 percent) were rated A, and $.5 million (1 percent) were rated BBB. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007. At December 31, 2007, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $8.7 million extended in 2007.

     Commercial Mortgage Loans

     At December 31, 2007, the mortgage loan balance was primarily comprised of commercial loans. Approximately 7 percent, 6 percent, 6 percent, 6 percent and 5 percent of the mortgage loan balance were on properties located in Minnesota, Florida, Arizona, Ohio and Indiana, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Substantially less than one percent of the commercial mortgage loan balance was noncurrent at December 31, 2007. Our allowance for losses on mortgage loans was $2.4 million at both December 31, 2007 and 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Other Investment Disclosures

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $104.8 million and $99.9 million at December 31, 2007 and 2006, respectively.

     Conseco had two fixed maturity investments in excess of 10 percent of shareholders' equity at both December 31, 2007 and 2006 (other than investments issued or guaranteed by the United States government or a United States government agency), which are summarized below (dollars in millions):

                                                           2007                              2006
                                                 ---------------------------       -------------------------
                                                 Amortized        Estimated        Amortized       Estimated
         Issuer                                    cost           fair value          cost        fair value
         ------                                    ----           ----------          ----        ----------
         Federal Home Loan Mortgage
           Corporation.......................   $1,400.1           $1,392.0         $2,426.4       $2,387.2
         Federal National Mortgage
           Association.......................      752.3              750.3          1,414.3        1,396.7

     6.   LIABILITIES FOR INSURANCE PRODUCTS

     These liabilities consisted of the following (dollars in millions):

                                                                                  Interest
                                                  Withdrawal      Mortality         rate
                                                  assumption     assumption      assumption        2007            2006
                                                  ----------     ----------      ----------        ----            ----
                                                                                                                (Restated)
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts....................     N/A              N/A            (c)           $ 9,389.7      $ 9,326.0
       Universal life contracts................     N/A              N/A            N/A             3,779.7        3,695.1
                                                                                                  ---------      ---------

         Total interest-sensitive products.....                                                    13,169.4       13,021.1
                                                                                                  ---------      ---------

     Traditional products:
       Traditional life insurance contracts....   Company            (a)             5%             2,289.0        2,264.2
                                                experience

       Limited-payment annuities...............   Company            (b)             5%               944.3          970.7
                                                experience,
                                               if applicable

       Individual and group accident and
         health ...............................   Company         Company            6%             9,304.1        8,873.1
                                                experience       experience                       ---------      ---------

         Total traditional products............                                                    12,537.4       12,108.0
                                                                                                  ---------      ---------

   Claims payable and other
     policyholder funds .......................     N/A              N/A            N/A               928.0          835.0
   Liabilities related to separate accounts....     N/A              N/A            N/A                27.4           28.9
                                                                                                  ---------      ---------

         Total.................................                                                   $26,662.2      $25,993.0
                                                                                                  =========      =========

--------------------
     (a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
     (b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
     (c) In 2007 and 2006, all of this liability represented account balances where future benefits are not guaranteed.

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

     Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

                                                                           2007           2006          2005
                                                                           ----           ----          -----
Balance, beginning of the year.......................................     $1,772.3      $1,636.0      $1,576.9

Incurred claims (net of reinsurance) related to:
   Current year......................................................      1,921.7       1,667.2       1,554.7
   Prior years (a)...................................................        105.5          43.0          60.3
                                                                          --------      --------      --------

      Total incurred.................................................      2,027.2       1,710.2       1,615.0
                                                                          --------      --------      --------

Interest on claim reserves...........................................         95.5          88.2          80.3
                                                                          --------      --------      --------

Paid claims (net of reinsurance) related to:
   Current year......................................................        982.0         844.9         811.3
   Prior years.......................................................        848.3         807.7         814.8
                                                                          --------      --------      --------

      Total paid.....................................................      1,830.3       1,652.6       1,626.1

Net change in balance for reinsurance assumed and ceded..............        (45.3)         (9.5)        (10.1)
                                                                          --------      --------      --------

Balance, end of the year.............................................     $2,019.4      $1,772.3      $1,636.0
                                                                          ========      ========      ========

--------------------
     (a) The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs exceeding our initial estimates in the Other Business in Run-off segment. For example, our insurance policy benefits in that segment reflected reserve deficiencies from prior years of $130.1 million, $61.7 million and $58.0 million in 2007, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     7.   INCOME TAXES

       The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                               2007            2006           2005
                                                                               ----            ----           ----
                                                                                            (Restated)     (Restated)
Current tax expense......................................................     $  2.7           $ 1.4          $  -
Deferred tax provision (benefit).........................................      (63.8)           59.8           171.6
                                                                              ------           -----          ------

         Income tax expense (benefit) on period income...................      (61.1)           61.2           171.6

Valuation allowance......................................................       68.0             -               -
                                                                              ------           -----          ------

         Total income tax expense........................................     $  6.9           $61.2          $171.6
                                                                              ======           =====          ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                               2007            2006             2005
                                                                               ----            ----             ----
                                                                                            (Restated)       (Restated)
U.S. statutory corporate rate............................................      (35.0)%         35.0%             35.0%
Valuation allowance......................................................       39.3            -                 -
Other nondeductible expenses (benefit)...................................         .2            1.4                .4
State taxes..............................................................       (1.1)            .3                .7
Provision for tax issues, tax credits and other..........................         .6            (.1)              (.7)
                                                                               -----           ----              ----

         Effective tax rate..............................................        4.0%          36.6%             35.4%
                                                                               =====           ====              ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                              2007             2006
                                                                                              ----             ----
                                                                                                            (Restated)
Deferred tax assets:
    Net federal operating loss carryforwards attributable to:
       Life insurance subsidiaries......................................................     $  892.1        $  800.4
       Non-life companies...............................................................        843.8           780.0
    Net state operating loss carryforwards..............................................         32.1            29.7
    Tax credits.........................................................................         13.7            14.2
    Capital loss carryforwards..........................................................        259.7           391.6
    Deductible temporary differences:
       Insurance liabilities............................................................      1,074.6         1,327.1
       Unrealized depreciation of investments...........................................        153.3            41.2
       Reserve for loss on loan guarantees..............................................         71.9           145.8
       Other............................................................................          4.4             -
                                                                                             --------        --------

         Gross deferred tax assets......................................................      3,345.6         3,530.0
                                                                                             --------        --------

Deferred tax liabilities:
    Actively managed fixed maturities...................................................        (32.8)          (42.2)
    Value of policies inforce at the Effective Date and cost of policies produced.......       (732.9)         (764.5)
    Other...............................................................................          -            (147.3)
                                                                                             --------        --------

         Gross deferred tax liabilities.................................................       (765.7)         (954.0)
                                                                                             --------        --------

         Net deferred tax assets before valuation allowance.............................      2,579.9         2,576.0

Valuation allowance.....................................................................       (672.9)         (777.8)
                                                                                             --------        --------

         Net deferred tax assets........................................................      1,907.0         1,798.2

Current income taxes prepaid (accrued)..................................................          2.4            (3.9)
                                                                                             --------        --------

         Income tax assets, net.........................................................     $1,909.4        $1,794.3
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

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Our Section 382 limitation for 2008 will be approximately $587 million (including $445 million of unused amounts carried forward from prior years).

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2005 and 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $585.8 million in 2005 and $260.0 million in 2006. However, we were required to continue to record a valuation allowance of $672.9 million at December 31, 2007 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2004.............................................  $1,629.6

         Release of valuation allowance (a).....................................    (585.8)
                                                                                  --------

       Balance at December 31, 2005.............................................   1,043.8

         Expiration of NOL and capital loss carryforwards.......................      (6.0)
         Release of valuation allowance (a).....................................    (260.0)
                                                                                  --------

       Balance at December 31, 2006.............................................     777.8

         Increase in 2007.......................................................      68.0
         Expiration of capital loss carryforwards...............................    (157.6)
         Write off of certain state NOLs (recovery is remote)...................     (15.3)
                                                                                  --------

       Balance at December 31, 2007.............................................  $  672.9
                                                                                  ========

--------------------
     (a)  There is a corresponding increase to additional paid-in capital.

     We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Based upon our current projections of future income that we completed at December 31, 2007, we believe that we will more likely than not recover $1.9 billion of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     As of December 31, 2007, we had $5.0 billion of federal NOLs and $.7 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)   Capital loss         Total loss                Total loss carryforwards
                      ---------------------                                           -------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2008 ......      $    -     $    -          $583.7             $  583.7              $583.7          $    -
     2009.......           -           .9          86.2                 87.1                  .9              86.2
     2010.......           -          1.0           -                    1.0                 1.0               -
     2011.......           -           .1           -                     .1                  .1               -
     2012.......           -         10.6          72.2                 82.8                10.6              72.2
     2016.......          16.9        -             -                   16.9                16.9               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)   20.3           -                2,190.9                64.4           2,126.5
     2020.......           -          2.5           -                    2.5                 2.5               -
     2021.......          61.8        -             -                   61.8                 -                61.8
     2022.......         266.2         .6           -                  266.8                 -               266.8
     2023.......           -      2,092.9 (a)       -                2,092.9                71.7           2,021.2
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        158.3           -                  158.3                 -               158.3
                      --------   --------        ------             --------              ------          --------

     Total......      $2,548.7   $2,410.8        $742.1             $5,701.6              $785.0          $4,916.6
                      ========   ========        ======             ========              ======          ========

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

     As of December 31, 2007, we had deferred tax assets related to NOLs for state income taxes of $32.1 million. The related state NOLs are available to offset future state taxable income in certain states through 2015.

     The Company adopted FIN 48 on January 1, 2007, which resulted in a $6 million increase to additional paid-in capital. As of January 1, 2007 and December 31, 2007, the amount of unrecognized tax benefits was not significant. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect the change to have a significant impact on its results of operations.

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

     Although FIN 48 allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in 2007. The liability for accrued interest and penalties was not significant at December 31, 2007 or December 31, 2006.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     The Company adopted SFAS 123R in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $1.1 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

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

     8.   NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of December 31, 2007 and 2006 (dollars in millions):

                                                                                               2007               2006
                                                                                               ----               ----
3.50% convertible debentures............................................................     $  330.0           $  330.0
Secured credit agreement................................................................        865.5              673.3
Unamortized discount on convertible debentures..........................................         (1.8)              (2.5)
                                                                                             --------           --------

     Direct corporate obligations.......................................................     $1,193.7           $1,000.8
                                                                                             ========           ========

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's $800.0 million secured credit facility (the "Credit Facility"). The terms of the Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At December 31, 2007 and 2006, unamortized issuance costs (classified as other assets) related to the Debentures were $4.4 million and $5.9 million, respectively, and are amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     In August 2005, we entered into a $447.0 million secured credit agreement (the "Amended Credit Facility"). The proceeds of the Amended Credit Facility were used to repay the remaining principal amount of the Credit Facility. The Company recognized a $3.7 million loss on the extinguishment of debt during 2005 for the write off of certain debt issuance

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

costs related to the reduction of the principal amount borrowed under the Amended Credit Facility. The Amended Credit Facility provided for a one-time increase in the facility or the addition of a new facility of up to $325.0 million. In December 2005, we borrowed an additional $80.0 million pursuant to this provision. The proceeds from the additional borrowing were used to increase the capital and surplus of our insurance subsidiaries. During 2005, we made principal payments totaling $2.4 million on our Amended Credit Facility as well as a mandatory prepayment of $.9 million on the Credit Facility (after consideration of a $28.0 million prepayment made in December 2004) based on the Company's excess cash flows at December 31, 2004, as defined in the Credit Facility. During 2006, we made scheduled principal payments totaling $1.3 million on our Amended Credit Facility as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the Amended Credit Facility.

     On October 10, 2006, we entered into a $675.0 million secured credit agreement (the "Second Amended Credit Facility"). As a result of the refinancing, the principal amount outstanding under the credit facility was increased from $478.3 million to $675.0 million. Approximately $195 million of the proceeds were used to strengthen the capital of our insurance subsidiaries. The Company recognized a $.7 million loss on the extinguishment of debt during the fourth quarter of 2006 for the write off of certain debt issuance costs and other costs incurred related to the transaction. The Second Amended Credit Facility extends the maturity date from June 22, 2010 to October 10, 2013. On June 12, 2007, Conseco amended its current credit facility. The amendment of the credit facility provided for, among other things:

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

     No changes were made to the interest rate or the maturity schedule of the amounts borrowed under the credit facility. We are required to make minimum quarterly principal payments of $2.2 million through September 30, 2013. The remaining unpaid principal balance is due on October 10, 2013. There were no changes to the various financial ratios and balances that are required to be maintained by the Company. The additional borrowings were used for general corporate purposes, including the repurchase of Conseco common stock and the strengthening of the Company's insurance subsidiaries.

     During 2007, we made scheduled principal payments totaling $7.8 million on our Second Amended Credit Facility. There were $6.8 million and $6.2 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at December 31, 2007 and 2006, respectively.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent. The base rate is equal to 1 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's Investors Service, Inc. and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At December 31, 2007, the interest rate on our Second Amended Credit Facility was 6.8 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       2008..........................................   $    8.7
       2009..........................................        8.7
       2010..........................................      338.8
       2011..........................................        8.7
       2012..........................................        8.8
       Thereafter....................................      821.8
                                                        --------

                                                        $1,195.5
                                                        ========

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best Company, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) equity issuances;
(iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, if applicable, would not be paid prior to the first quarter of 2009). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof. As described in the Second Amended Credit Facility, the Company may reinvest any portion of the proceeds from asset sales in assets useful to its business, subject to certain restrictions defined in the Second Amended Credit Facility. The Company used the majority of the ceding commission received from REALIC in a coinsurance transaction to fund the recapture of a block of traditional life insurance inforce. Such reinsurance transactions are further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance".

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 21 percent at December 31, 2007); (ii) an interest coverage ratio greater than or equal to 2.0 to 1 for each rolling four quarters (such ratio exceeded the minimum requirement for the four quarters ending December 31,
2007); (iii) an aggregate risk-based capital ratio, as defined in the Second Amended Credit Facility, greater than or equal to 250 percent for each quarter (such ratio exceeded the minimum risk-based capital requirements at December 31, 2007); and (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at December 31, 2007 exceeded such requirement).

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at December 31, 2007 or 2006. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas. Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility (of which, only $200.0 million may be paid in the year beginning June 12, 2007). As further discussed in the note to the consolidated financial statements entitled "Shareholders' Equity", we repurchased 5.7 million shares of our common stock for $87.2 million in 2007 (of which, $57.6 million was paid in the year beginning June 12, 2007).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of Old Conseco and alleged problems in Conseco Finance Corp.'s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. This motion was denied on September 12, 2007. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). Plaintiffs are to file their motion for class certification by April 18, 2008. The matter is scheduled for a jury trial on May 10, 2010. We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleged, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it had reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions. At the May 21, 2007 fairness hearing, the court granted final approval of the settlement and issued an order doing so on June 8, 2007. The Court entered final judgment in the case on July 5, 2007. We began implementing the settlement with the inforce and certain former policyholders in the last half of 2007.

     We incurred total costs related to this litigation settlement of $64.4 million, $174.7 million and $18.3 million in 2007, 2006 and 2005, respectively. The costs recognized in 2007 represent adjustments to our initial estimates based on the ultimate cost of the settlement.

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

     Other cases that remain pending with respect to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime" include purported nationwide class actions in Indiana and California state courts. Those cases filed in Indiana state courts have been consolidated into the case now referred to as Arlene P. Mangelson, et al. v. Conseco Life Insurance Company, Cause No. 29D01-0403-PL-211 (Superior Court, Hamilton County, Indiana). This case was settled in connection with the In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California), as further described above. Four putative nationwide and/or statewide class-action lawsuits filed in California state courts have been consolidated and are being coordinated in the Superior Court of San Francisco County under the new caption Cost of Insurance Cases, Judicial Council Coordination Proceeding No. 4384 (Judicial Council of California). In November 2007, this matter was settled, with the exception of the claims of one plaintiff (who will be the sole remaining plaintiff in this lawsuit). The amount recognized as expense in 2007 related to the settlement of this case was not significant to our business, financial condition, results of operations or cash flows. On January 25, 2005 an Amended Complaint making similar allegations was filed in the case captioned William Schwartz v. Jeffrey Landerman, Diann P. Urbanek, Metro Insurance, Inc., Samuels Jacky Insurance Agency, Conseco Life Insurance Company, Successor to Philadelphia Life Insurance Company, Case No. GD 00-011432 (Court of Common Pleas, Allegheny County, Pennsylvania). Additionally, on February 11, 2005 Mr. Schwartz filed a purported nationwide class action captioned William Schwartz and Rebeca R. Frankel, Trustee of the Robert M. Frankel Irrevocable Insurance Trust v. Conseco Life Ins. Co. et al., Case No. GD 05-3742 (Court of Common Pleas, Allegheny County, Pennsylvania). On May 12, 2006 these two Schwartz cases were consolidated under both original case numbers. The Schwartz matters were settled in January 2008. The amount recognized as expense in 2007 related to the settlement of these cases was not significant to our business, financial condition, results of operations or cash flows. On May 24, 2005 a purported class action lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois, transferred to California and consolidated and coordinated with MDL 1610.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Agent Litigation

     On September 18, 2006, a purported class action was filed in the Superior Court of the State of California for the County of Los Angeles, Holly Walker, individually, and on behalf of all others similarly situated, and on behalf of the general public v. Bankers Life & Casualty Company, an insurance company domiciled in the State of Illinois, and Does 1 to 100, Case No. BC358690. In her complaint, plaintiff alleged Bankers Life and Casualty Company intentionally misclassified its California insurance agents as independent contractors when they should have been classified as employees. Plaintiff sought relief on behalf of the class alleging claims for preliminary and permanent injunction, misclassification, indemnification, conversion and unfair business practices. Bankers Life and Casualty Company caused the case to be removed to the U.S. District Court, Central District of California on October 18, 2006. An order was entered on November 20, 2006 transferring the case to the U.S. District Court, Northern District of Illinois, Case No. 06C6906. The Court has dismissed with prejudice plaintiff's allegations of preliminary and permanent injunction and misclassification. A first amended complaint was filed on June 12, 2007 adding Carole Paradise as the new class representative and naming Holly Walker as an individual plaintiff. This complaint alleges claims of indemnification, conversion and unfair business practices. On October 1, 2007, the court granted the plaintiff's motion for class certification. Bankers Life and Casualty Company subsequently appealed to the 7th Circuit Court of Appeals, which denied the appeal. This matter is set for trial on July 21, 2008. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Other Litigation

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated
v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007. The second amended complaint includes the same causes of action as the prior complaint, but added as defendants Conseco, Inc., Conseco Services, LLC, Conseco Marketing, LLC and 40|86 Advisors, Inc. while deleting Friou Jones as a named plaintiff. We filed a motion to dismiss the second amended complaint and it was granted in part and denied in part. A motion to dismiss Conseco, Inc., Conseco Services, LLC, Conseco Marketing, LLC and 40|86 Advisors, Inc. was filed on September 14, 2007, and we await a ruling on the motion. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages in an unspecified amount along with declaratory and injunctive relief. Conseco caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned Case No. 04-784-D-M2. An order was issued on February 15, 2007 granting plaintiff's motion for class certification. The order specifically certifies two sub-classes identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class. We have appealed the certification order to the 5th Circuit Court of Appeals, and an oral argument was heard by that court on March 3, 2008. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Beneficial Standard Life Insurance Company, a predecessor company to Conseco Insurance Company, filed suit for declaratory judgment against J.C. Penney Life Insurance Company a/k/a Stonebridge Life Insurance Company ("Stonebridge") in a case captioned, Beneficial Standard Life Insurance Company
v. J.C. Penney Life Insurance Company and J.C. Penney Company, Inc., United States District Court for the Central District of California, Case No. CV-98-02792-SVW. This litigation arises from the 1967 sale of Beneficial Fire & Casualty ("BF&C") by Beneficial Standard Life Insurance Company to J.C. Penney Company, Inc. The subject of the case is whether Conseco Insurance Company must indemnify Stonebridge for losses and expenses incurred as a result of claims arising under presale BF&C insurance policies. Conseco Insurance Company filed suit in April 1998 seeking a judicial declaration that: (1) it is not generally obligated to indemnify Stonebridge under the terms of the agreement governing the 1967 sale; and (2) that it is not obligated to indemnify Stonebridge for losses or expenses incurred in connection with specific known claims. Penney counterclaimed for breach of contract and declaratory relief. On July 25, 2006, a second action was filed in the Circuit Court of Hamilton County, Indiana, captioned Conseco Insurance Company v. Stonebridge Life Insurance Company and J.C. Penney Life Insurance Company. Penney removed the case to federal court on August 16, 2006, Case No. 1:06-CV-1229 SEB-VSS (Southern District, Indiana) and filed a motion to dismiss. On September 27, 2007, the court transferred this case to the State of California for consolidation with the pending matter there. The subject of this second action is whether Conseco Insurance Company's indemnification obligation with respect to specific known claims is excused by Stonebridge's failure to pursue available reinsurance. The parties have reached a settlement and the cases are to be dismissed with prejudice. The amount recognized as expense in 2007 related to the settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

     On November 3, 2006, an action was filed in the U.S. District Court for the Central District of California Ruth Ross v. Pioneer National Life Insurance Company and Washington National Insurance Company, Case No. CV 06 7081. In that case, the plaintiff alleges breach of contract, bad faith and violation of California consumer protection laws in the handling of her claim for benefits under a Washington National Insurance Company policy of long-term care insurance. The Company paid out in excess of the $150,000 per occurrence maximum benefit and declined to pay additional claims, but the plaintiff contends she should receive the balance of a $250,000 lifetime maximum benefit. The parties disagree as to whether the plaintiff's continuing confinement is caused by one or more than one occurrence as defined under the policy. In her complaint, the plaintiff claims loss of benefits of $.1 million, and compensatory damages for mental anguish of $.9 million, together with punitive damages of $5 million plus attorney fees, interest and costs of litigation. The parties were unable to conclude the matter at a mediation which occurred June 22, 2007. The matter is scheduled for jury trial May 27, 2008. The Company believes the claim is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On August 7, 2006, an action was filed in the United States District Court for the Southern District of New York, Sheldon H. Solow v. Conseco, Inc. and Carmel Fifth, LLC, Case No. 06-CV-5988 (BSJ). The plaintiff alleges breach of duty to hold a fair auction, fraud, promissory estoppel, unjust enrichment and a declaratory judgment with respect to the sale by defendants of the GM Building in New York City in 2003. Plaintiff was a losing bidder on the building. In the complaint, plaintiff seeks damages of $35 million on the unjust enrichment count and damages in an amount to be determined at trial on the remaining counts. Defendants filed a motion to dismiss the complaint on September 18, 2006. On January 11, 2008, the court ruled on the motion to dismiss, granting the motion with respect to the unjust enrichment and declaratory judgment counts, and denying the motion with respect to the remaining three counts. Discovery will now be proceeding in the matter. The Company believes the action is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other arbitrations and lawsuits, including purported class actions, related to their operations. The ultimate outcome of all of these other legal matters pending

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, in the Hamilton County case, the Company obtained a partial summary judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. The trial court stayed execution of the judgment pending appeal. The trial which was set for October 22, 2007, has been continued without date. On January 22, 2008, the Indiana Court of Appeals, in Massey v. Conseco Services, LLC Case No. 29A05-0610-CV-565, affirmed the judgment entered in the Hamilton County case in favor of the Company and the dismissal of Massey's counterclaims. Mr. Massey has filed a petition for rehearing with the Court of Appeals. The Murray U.S. District Court case is currently set for trial on February 2, 2009.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of December 31, 2007, we have paid $13.7 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At December 31, 2007, we estimated that approximately $19.2 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and of that amount $10.2 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

regarding Conseco's policies and practices and requested various documents. Representatives from Conseco subsequently met with two of the Senator's staffers and reached an agreement on the scope of the information requested. Conseco is in the process of providing the information requested and intends to continue to fully cooperate with regard to this inquiry.

     The states of Pennsylvania, Illinois, Texas, Florida and Indiana are leading a multistate examination of the long-term care claims administration and complaint handling practices of Conseco Senior and Bankers Life and Casualty Company, as well as the sales and marketing practices of Bankers Life and Casualty Company. This examination commenced in July 2007. More than 35 other states have joined or expressed an interest in joining the multistate examination. This examination will cover the years 2005, 2006 and 2007.

     Certain state insurance regulators have previously requested information with respect to actions of the Company related to the cost of insurance charges for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Such policies are subject to the litigation settlement described in the section of this note entitled "Cost of Insurance Litigation".

     Guaranty Fund Assessments

     The balance sheet at December 31, 2007, included: (i) accruals of $7.0 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2007; and (ii) receivables of $3.4 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2006, such guaranty fund assessment accruals were $7.2 million and such receivables were $3.4 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $1.3 million, $2.5 million and $4.0 million in 2007, 2006 and 2005, respectively.

     Guarantees

     We hold bank loans made to certain former directors and employees to enable them to purchase common stock of Old Conseco. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2007, we have estimated that approximately $19.2 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable. In 2006 and 2005, other operating costs and expenses are net of recoveries of $3.0 million and $3.2 million, respectively, related to our evaluation of the collectibility of the D&O loans.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by Old Conseco's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. As of December 31, 2007, we had paid $13.7 million to the former holders of TOPrS and we have established a liability of $10.2 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $22.5 million at both December 31, 2007 and 2006, and is included in the caption "Other liabilities" in the consolidated balance sheet.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Leases and Certain Other Long-Term Commitments

     The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $44.8 million, $43.3 million and $41.3 million in 2007, 2006 and 2005, respectively. Future required minimum payments as of December 31, 2007, were as follows (dollars in millions):

2008   ...........................................................................  $ 37.5
2009   ...........................................................................    30.8
2010   ...........................................................................    24.7
2011   ...........................................................................    21.4
2012   ...........................................................................    19.2
Thereafter........................................................................    86.5
                                                                                    ------

        Total.....................................................................  $220.1
                                                                                    ======

     10.  OTHER DISCLOSURES

     Agent Deferred Compensation Plan and Postretirement Plans

     For our agent deferred compensation plan and postretirement plans, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

     One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $94.5 million and $94.6 million at December 31, 2007 and 2006, respectively. Costs incurred on this plan were $5.8 million, $8.9 million and $11.3 million during 2007, 2006 and 2005, respectively (including the recognition of gains (losses) of $3.3 million, $(.1) million and $(4.0) million in 2007, 2006 and 2005, respectively, resulting from actual experience being different than expected or from changes in actuarial assumptions). The estimated net loss for the agent deferred compensation plan that will be amortized from accumulated other comprehensive income into the net periodic benefit cost during 2008 is $.2 million. In 2006, we purchased Company-owned life insurance ("COLI") as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $40.9 million and $19.7 million at December 31, 2007 and 2006, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income.

     Effective December 31, 2005, the Company terminated certain postretirement benefit plans. Prior to the termination of such plans, we provided certain health care and life insurance benefits for certain eligible retired employees under partially funded and unfunded plans in existence at the date on which certain subsidiaries were acquired. Certain postretirement benefit plans were contributory, with participants' contributions adjusted annually. Actuarial measurement dates of September 30 and December 31 were used for those postretirement benefit plans. In 2005, we recognized gains of $13.2 million on the termination of these plans. The remaining liability at December 31, 2006, related to benefits paid in 2007. Amounts related to the postretirement benefit plans were as follows (dollars in millions):

                                                                       2007          2006
                                                                       ----          ----
Benefit obligation, beginning of year............................      $ .3          $ .5
    Benefits paid................................................       (.3)          (.2)
                                                                       ----          ----

Benefit obligation, end of year..................................      $ -           $ .3
                                                                       ====          ====

Funded status - accrued benefit cost.............................      $ -           $ .3
                                                                       ====          ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     We used the following assumptions for the deferred compensation plan to calculate:

                                                                         2007         2006
                                                                         ----         ----
Benefit obligations:
    Discount rate................................................        6.02%        5.75%

Net periodic cost:
    Discount rate................................................        5.75%        5.50%

     The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At both December 31, 2007 and 2006, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 5 percent annual increase in compensation until the participant's normal retirement date (age 65 and completion of five years of service).

     There was no expense recognized in 2006 or 2007 related to the postretirement benefit plans which were terminated in 2005. Components of the cost (benefit) we recognized related to such postretirement plans in 2005 were as follows (dollars in millions):

                                                                       2005
                                                                       ----
Cost of postretirement benefits:
    Interest cost..............................................      $   .6
    Curtailment gains..........................................       (13.2)
    Recognized net actuarial gain..............................         -
                                                                     ------

       Net periodic cost (benefit).............................      $(12.6)
                                                                     ======

     The benefits expected to be paid pursuant to our agent deferred compensation plan and postretirement benefit plans as of December 31, 2007 were as follows (dollars in millions):

       2008....................................................       $ 3.7
       2009....................................................         3.8
       2010....................................................         3.8
       2011....................................................         4.2
       2012....................................................         4.3
       2013 - 2017.............................................        30.3

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.2 million, $4.1 million and $4.0 million in 2007, 2006 and 2005, respectively. Employer matching contributions are discretionary.

     Reclassification Adjustments Included in Comprehensive Income (Loss)

     The changes in unrealized appreciation (depreciation) included in comprehensive income (loss) are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income
(loss) of approximately $(4) million, $70 million and $165 million for the years ended December 31, 2007, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     11.  SHAREHOLDERS' EQUITY

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

     In May 2007, all of our Preferred Stock was converted into shares of Conseco common stock in accordance with the terms of issuance. Under those terms, each of the 27.6 million shares of Preferred Stock outstanding was converted into 1.3699 shares of common stock. As a result of the conversion, our common shares outstanding increased by 37.8 million.

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

     During 2007, the Company repurchased an additional 4.5 million shares of its common stock for $62.5 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Balance, beginning of year..............................................      152,165       151,513          151,058
    Treasury stock purchased and retired................................       (5,699)          -                -
    Conversion of preferred stock into common shares....................       37,809           -                -
    Stock options exercised.............................................          207            48               23
    Shares issued under employee benefit
       compensation plans...............................................          177 (a)       645 (a)          443 (a)
    Other...............................................................           (7)          (41)             (11)
                                                                              -------       -------          -------

Balance, end of year....................................................      184,652       152,165          151,513
                                                                              =======       =======          =======

--------------------
     (a) In 2007, 2006 and 2005, such amounts were reduced by 24 thousand shares, 220 thousand shares and 148 thousand shares, respectively, which were tendered for the payment of federal and state taxes owned on the issuance of restricted stock.

     The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. A maximum of 10 million shares may be issued under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. For options granted in 2006 and prior years, our stock option awards generally vest on a graded basis over a four year service term and expire ten years from the date of grant. Our stock option awards granted in 2007 generally vest on a graded basis over a three year service term and expire five years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of four years.

     A summary of the Company's stock option activity and related information for 2007 is presented below (shares in thousands):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                       Shares        price         life           value
                                                                       ------        -----         ----           -----
Outstanding at the beginning of
   the year.......................................................      4,217        $20.76

Options granted...................................................      1,671         17.37

Exercised.........................................................       (207)        16.31                       $1.3

Forfeited or terminated...........................................       (853)        20.54
                                                                        -----

Outstanding at the end of the year................................      4,828         19.82         5.9 years    $28.1
                                                                        =====                       ===

Options exercisable at the end of the year........................      2,462                       6.0 years    $16.6
                                                                        =====                       ===

Available for future grant........................................      2,794
                                                                        =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A summary of the Company's stock option activity and related information for 2006 is presented below (shares in thousands):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                       Shares        price         life           value
                                                                       ------        -----         ----           -----
Outstanding at the beginning of
   the year.......................................................      3,536        $19.89

Options granted...................................................      1,295         22.57

Exercised.........................................................        (48)        20.80                        $.3

Forfeited or terminated...........................................       (566)        19.47
                                                                        -----

Outstanding at the end of the year................................      4,217         20.76       7.6 years      $27.4
                                                                        =====                     ===

Options exercisable at the end of the year........................      2,257                     6.4 years      $14.9
                                                                        =====                     ===

Available for future grant........................................      4,020
                                                                        =====

     A summary of the Company's stock option activity and related information for 2005 is presented below (shares in thousands):

                                                                                            2005
                                                                                      -----------------
                                                                                               Weighted
                                                                                                average
                                                                                               exercise
                                                                                      Shares     price
                                                                                      ------   ---------
Outstanding at the beginning of
   the year.....................................................................       3,448     $19.82

Options granted.................................................................         560      21.22

Exercised.......................................................................         (23)     20.83

Forfeited or terminated.........................................................        (449)     20.92
                                                                                       -----

Outstanding at the end of the year..............................................       3,536      19.89
                                                                                       =====

Options exercisable at the end of
   the year.....................................................................       1,406
                                                                                       =====

Available for future grant......................................................       4,247
                                                                                       =====

     We recognized compensation expense related to stock options totaling $7.4 million ($4.8 million after income taxes) in 2007 and $6.5 million ($4.2 million after income taxes) in 2006. Compensation expense related to stock options reduced both basic and diluted earnings (loss) per share by 3 cents in 2007 and 2006. At December 31, 2007, the unrecognized compensation expense for non-vested stock options totaled $12.4 million which is expected to be recognized over a weighted average period of 2.3 years. Cash received from the exercise of stock options was $3.4 million, $1.0 million and $.5 million during 2007, 2006 and 2005, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     If compensation cost had been determined based on the fair value at the grant dates for all awards issued after January 1, 1995, the Company's pro forma net income and pro forma earnings per share would have been as follows (dollars in millions, except per share amounts):

                                                                                              2005
                                                                                              ----
                                                                                           (Restated)
Net income, as reported .............................................................         $312.7
Less stock-based employee compensation ..expense determined under the
     fair value method for all awards, net of income taxes...........................            3.5
                                                                                              ------

Pro forma net income.................................................................         $309.2
                                                                                              ======

Earnings per share:
     Basic, as reported..............................................................          $1.82
                                                                                               =====
     Basic, pro forma................................................................          $1.79
                                                                                               =====

     Diluted, as reported............................................................          $1.69
                                                                                               =====
     Diluted, pro forma..............................................................          $1.67
                                                                                               =====

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                            2007 Grants    2006 Grants     2005 Grants
                                                                            -----------    -----------     -----------
Weighted average risk-free interest rates..............................         4.4%            5.0%            4.0%
Weighted average dividend yields.......................................         0.0%            0.0%            0.0%
Volatility factors.....................................................          22%             22%             25%
Weighted average expected life.........................................    3.7 years       6.2 years       6.1 years
Weighted average fair value per share..................................        $4.22           $7.90           $7.06

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

     The exercise price was equal to the market price of our stock for all options granted in 2007, 2006 and 2005.

     The following table summarizes information about stock options outstanding at December 31, 2007 (shares in thousands):

                                                      Options outstanding                    Options exercisable
                                            --------------------------------------------  ----------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
  $12.96 - $18.97...................           1,806            4.8          $17.46          345           $18.06
  $19.61 - $25.45...................           3,022            6.6           21.23        2,117            20.86
                                               -----                                       -----

                                               4,828                                       2,462
                                               =====                                       =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     During 2007, 2006 and 2005, the Company granted .1 million, .1 million and ..2 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $18.39 per share, $22.68 per share and $21.41 per share, respectively. The fair value of such grants totaled $1.7 million, $1.3 million and $4.7 million in 2007, 2006 and 2005, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2007 is presented below (shares in thousands):

                                                                                                      Weighted
                                                                                                       average
                                                                                                     grant date
                                                                                 Shares              fair value
                                                                                 ------              ----------
       Non-vested shares, beginning of year................................         245                $20.06
          Granted..........................................................          91                 18.39
          Vested...........................................................        (201)                19.58
          Forfeited........................................................         (23)                20.90
                                                                                   ----

       Non-vested shares, end of year......................................         112                 19.38
                                                                                   ====

     At December 31, 2007, the unrecognized compensation expense for non-vested restricted stock totaled $1.3 million which is expected to be recognized over a weighted average period of 1.7 years. At December 31, 2006, the unrecognized compensation expense for non-vested restricted stock totaled $3.3 million. We recognized compensation expense related to restricted stock awards totaling $3.2 million, $10.2 million and $11.4 million in 2007, 2006 and 2005, respectively. The fair value of restricted stock that vested during 2007, 2006 and 2005 was $3.9 million, $16.1 million and $11.5 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Net income (loss).......................................................     $(179.9)        $106.0            $312.7
Preferred stock dividends...............................................       (14.1)         (38.0)            (38.0)
                                                                             -------         ------            ------

     Net income (loss) applicable to common
       stock for basic earnings per share...............................      (194.0)          68.0             274.7

   Effect of dilutive securities:
     Preferred stock dividends..........................................         -              -                38.0
                                                                             -------         ------            ------

     Net income (loss) applicable to common
       stock and assumed conversions for
       diluted earnings per share.......................................     $(194.0)        $ 68.0            $312.7
                                                                             =======         ======            ======

Shares:
   Weighted average shares outstanding for basic
     earnings per share.................................................     173,374        151,690           151,160
                                                                             -------        -------           -------

Effect of dilutive securities on weighted average shares:
     Class B Mandatorily convertible preferred
       stock............................................................         -              -              33,027
     Stock option and restricted stock plans............................         -              819               853
                                                                             -------        -------           -------

     Dilutive potential common shares...................................         -              819            33,880
                                                                             -------        -------           -------

     Weighted average shares outstanding for diluted
       earnings per share...............................................     173,374        152,509           185,040
                                                                             =======        =======           =======

     There were no dilutive common stock equivalents during 2007 because of the net loss recognized by the Company during such period. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share, and the preferred stock dividends on the Class B mandatorily convertible preferred stock (related to the period prior to their conversion) are not added back to net income (loss) applicable to common stock. The potentially dilutive shares related to the Class B mandatorily convertible preferred stock were not dilutive during 2006, but the common stock equivalents related to stock option and restricted stock plans were dilutive.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share, because doing so would have been antidilutive in such periods (shares in thousands).

                                                                               2007           2006            2005
                                                                               ----           ----            ----
   Equivalent common shares that were antidilutive during the year:
     Class B mandatorily convertible preferred stock....................      14,334        32,178             -
     Stock option and restricted stock plans............................         144           -               -
                                                                              ------        ------           -----

       Antidilutive equivalent common shares............................      14,478        32,178             -
                                                                              ======        ======           =====

     In 2007, the Company granted 420,900 performance shares pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment related to 252,540 of such awards (which had a grant date fair value of $1.7 million) is based upon the cumulative return on the Company's stock with dividends reinvested ("total shareholder return")

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

compared to the total shareholder return of a group of Conseco's peers (represented by the companies comprising the Standard & Poor's Life and Health Index and the Russell 3000 Health and Life Index) over a three year performance measurement period ending December 31, 2009. If the Company's results are below the 50th percentile of the comparison group, no portion of the award is earned. If the Company's results are equal to or greater than the 75th percentile, then the maximum award is earned. The criteria for payment of the remaining 168,360 performance shares (which had a grant date fair value of $3.0 million) is based upon the Company's operating return on equity, as defined in the award agreement, for the year ended December 31, 2009. If the Company's operating return on equity is less than 10.0 percent, no portion of the award is earned. If the Company's operating return on equity is equal to or greater than 12.0 percent, then the maximum award is earned. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance shares expected to be issued, using the treasury stock method.

     In August 2005, we completed the private offering of the Debentures. In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During 2007, 2006 and 2005, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share in 2007, 2006 or 2005.

     Basic earnings (loss) per common share is computed by dividing net income
(loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Restricted shares (including our performance shares) are not included in basic earnings (loss) per share until vested. Diluted earnings (loss) per share reflect the potential dilution that could occur if outstanding stock options were exercised and restricted stock was vested. The dilution from options and restricted shares is calculated using the treasury stock method. Under this method, we assume the proceeds from the exercise of the options (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     12.  OTHER OPERATING STATEMENT DATA

     Insurance policy income consisted of the following (dollars in millions):

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Traditional products:
    Direct premiums collected............................................   $ 4,549.6       $ 4,749.8        $ 4,434.4
    Reinsurance assumed..................................................       329.0           124.0             60.1
    Reinsurance ceded....................................................      (203.9)         (215.2)          (232.2)
                                                                            ---------       ---------        ---------

          Premiums collected, net of reinsurance.........................     4,674.7         4,658.6          4,262.3

    Change in unearned premiums..........................................          .4            48.5             18.3
    Less premiums on universal life and products
       without mortality and morbidity risk which
       are recorded as additions to insurance
       liabilities ......................................................    (1,852.2)       (2,067.7)        (1,709.8)
                                                                            ---------       ---------        ---------
          Premiums on traditional products with
             mortality or morbidity risk.................................     2,822.9         2,639.4          2,570.8
Fees and surrender charges on interest-sensitive
     products............................................................       344.4           349.6            359.3
                                                                            ---------       ---------        ---------

          Insurance policy income........................................   $ 3,167.3       $ 2,989.0        $ 2,930.1
                                                                            =========       =========        =========

     The four states with the largest shares of 2007 collected premiums were Florida (8.5 percent), California (7.3 percent), Texas (6.6 percent) and Pennsylvania (6.1 percent). No other state accounted for more than five percent of total collected premiums.

     Other operating costs and expenses were as follows (dollars in millions):

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Commission expense.......................................................     $147.3         $151.4           $154.0
Salaries and wages.......................................................      184.9          184.0            186.0
Other....................................................................      271.9          241.3            212.9
                                                                              ------         ------           ------

       Total other operating costs and expenses..........................     $604.1         $576.7           $552.9
                                                                              ======         ======           ======

     Changes in the value of policies inforce at the Effective Date were as follows (dollars in millions):

                                                                               2007           2006              2005
                                                                               ----           ----              ----
                                                                                           (Restated)        (Restated)
Balance, beginning of year...............................................    $2,136.5       $2,399.5         $2,602.7
    Additional acquisition expense.......................................         1.9            2.1              2.6
    Amortization.........................................................      (268.7)        (294.4)          (282.3)
    Cumulative effect of accounting change related to the adoption
       of SOP 05-1.......................................................        (2.6)           -                -
    Effect of annuity coinsurance transaction............................      (191.2)           -                -
    Effect of reinsurance recapture......................................        56.3            -                -
    Amounts related to fair value adjustment of actively managed
       fixed maturities..................................................        (9.4)          29.3             76.5
                                                                             --------       --------         --------

Balance, end of year.....................................................    $1,722.8       $2,136.5         $2,399.5
                                                                             ========       ========         ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 13 percent of the December 31, 2007 balance of the value of policies inforce at the Effective Date in 2008, 12 percent in 2009, 11 percent in 2010, 7 percent in 2011 and 6 percent in 2012. The discount rate used to determine the amortization of the value of policies inforce at the Effective Date averaged approximately 5 percent in the years ended December 31, 2007, 2006 and 2005.

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

     Changes in the cost of policies produced were as follows (dollars in millions):

                                                                               2007           2006               2005
                                                                               ----           ----               ----
                                                                                                              (Restated)
Balance, beginning of year...............................................    $1,106.7       $  758.8           $ 426.7
   Additions.............................................................       487.6          482.5             424.9
   Amortization..........................................................      (180.6)        (147.2)           (102.7)
   Cumulative effect of accounting change related to the adoption of
     SOP 05-1............................................................        (1.6)           -                 -
   Effect of annuity coinsurance transaction.............................       (19.3)           -                 -
   Amounts related to fair value adjustment of actively
     managed fixed maturities............................................        30.2           12.6               9.9
                                                                             --------       --------           -------

Balance, end of year.....................................................    $1,423.0       $1,106.7           $ 758.8
                                                                             ========       ========           =======

     13.  CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Non-cash items not reflected in the investing
   and financing activities sections
   of the consolidated statement of cash flows:
     Stock option and restricted stock plans.............................     $ 11.0          $11.4           $8.6
     Conversion of preferred stock into common shares....................      667.8            -              -
     Reduction of tax liabilities related to various
       contingencies recognized at the fresh-start date..................        6.0            6.7            1.4

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following reconciles net income to net cash provided by operating activities (dollars in millions):

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Cash flows from operating activities:
   Net income (loss).....................................................     $(179.9)        $ 106.0         $ 312.7
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization and depreciation.....................................       483.2           501.2           400.5
       Income taxes......................................................         4.2            62.6           200.0
       Insurance liabilities.............................................       744.8           493.2           420.4
       Accrual and amortization of investment income.....................        73.4            (5.8)           86.4
       Deferral of policy acquisition costs..............................      (545.9)         (484.6)         (400.9)
       Net realized investment losses....................................       155.4            47.2             2.9
       Loss on extinguishment of debt....................................         -                .3             3.4
       Net sales (purchases) of trading securities.......................      (114.3)           36.0           165.8
       Loss related to an annuity coinsurance transaction................        76.5             -               -
       Other.............................................................         5.9           175.1           (29.1)
                                                                              -------         -------        --------

         Net cash provided by operating activities.......................     $ 703.3         $ 931.2        $1,162.1
                                                                              =======         =======        ========

     At December 31, 2007 and 2006, restricted cash and cash equivalents consisted of: (i) $16.1 million and $15.7 million, respectively, held by a variable interest entity; (ii) $1.9 million and $.1 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS; and (iii) $3.1 million and $8.2 million, respectively, held in an escrow account pursuant to a litigation settlement.

     14.  STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

                                                                                                      2007          2006
                                                                                                      ----          ----
Statutory capital and surplus....................................................................    $1,336.2     $1,554.5
Asset valuation reserve..........................................................................       161.3        179.1
Interest maintenance reserve.....................................................................       196.7        249.7
                                                                                                     --------     --------

      Total......................................................................................    $1,694.2     $1,983.3
                                                                                                     ========     ========

     Statutory capital and surplus included investments in upstream affiliates of $52.4 million at both December 31, 2007 and 2006, respectively, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

     Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $(321.3) million, $(232.4) million and $97.3 million in 2007, 2006 and 2005, respectively. Included in such net income (loss) were net realized capital gains (losses), net of income taxes, of $(38.5) million, $(1.8) million and $7.8 million in 2007, 2006 and 2005, respectively. In addition, such net income
(loss) included pre-tax amounts for fees and interest to Conseco or its non-life subsidiaries totaling $162.8 million, $157.6 million and $145.6 million in 2007, 2006 and 2005, respectively.

     The statutory data discussed above reflects our current financial statement filings with various regulatory authorities. It is our intention to evaluate each of the items that have been restated in our consolidated financial statements prepared in accordance with GAAP to determine whether restatement to our previously filed statutory financial statements is needed. We cannot reasonably estimate the effects of any such restatements should they occur.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. All of the dividends we plan to have our insurance subsidiaries pay in 2008 will require regulatory approval. During 2007, our top tier insurance subsidiary paid dividends of $50.0 million to CDOC, Inc. ("CDOC"). Also, during 2007, CDOC made capital contributions totaling $200.0 million to our top tier insurance subsidiary including $50.0 million of capital contributions which were accrued at December 31, 2006, and paid in February 2007.

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from two of the Company's insurance subsidiaries, Conseco Senior and Conseco Life, because each such insurance subsidiary has incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Conseco Life are primarily attributable to a litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves, an increase in claims incurred during 2006 and 2007 and strengthening of statutory active life reserves using the prospective unlocking method (as permitted by insurance regulators), all of which related to long-term care policies. Based on our discussions with state insurance departments, we do not expect the regulators to take any actions against Conseco Senior or Conseco Life.

     Conseco Senior has been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates are too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. The effects of the first round of rate filings have been partially realized in our premium revenue. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve.

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

     Risk-Based Capital ("RBC") requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level");
(ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     During 2007 and 2006, we made capital contributions to Conseco Senior to maintain total adjusted capital in excess of the levels subjecting it to any regulatory action. As a result of losses on the long-term care business, we made capital contributions to Conseco Senior of $202.0 million (including $56.0 million which was accrued at December 31, 2007, and paid in February 2008) in 2007 and $110.0 million (including $80 million which was accrued at December 31, 2006 and paid in February 2007) in 2006.

     In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends.

     In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our insurance subsidiaries to pay dividends to the holding company. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher ratings and by the capital levels that we target for our insurance subsidiaries. During 2007, we made capital contributions of $48.0 million (including $25.0 million which was accrued at December 31, 2007, and paid in February 2008) to Conseco Life.

     During 2007, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy and premium deficiency reserves primarily related to long-term care and annuity policies. Total asset adequacy and premium deficiency reserves for Washington National, Conseco Insurance Company and Bankers Conseco Life Insurance Company were $63.8 million, $35.9 million and $30.6 million, respectively at December 31, 2007.

     At December 31, 2007, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum risk-based capital requirement included in our Second Amended Credit Facility. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     15.  BUSINESS SEGMENTS

     We manage our business through the following: three primary operating segments, Bankers Life, Conseco Insurance Group and Colonial Penn, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

     We measure segment performance for purposes of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing business and trends in our business. Our investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses) depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Operating information by segment was as follows (dollars in millions):

                                                            2007               2006                     2005
                                                            ----      ----------------------   ----------------------
                                                                     (Restated)  As reported  (Restated)  As reported
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities..................................  $   67.6     $   64.7   $   64.7     $   58.6      $   58.6
            Supplemental health........................   1,456.4      1,240.7    1,240.7      1,203.7       1,203.7
            Life.......................................     175.4        155.5      155.5        132.7         132.7
            Other......................................      80.6         84.6       84.6         10.7          10.7
       Net investment income (a).......................     572.3        525.6      525.6        448.0         448.0
       Fee revenue and other income (a)................      12.0          6.0        6.0          1.1           1.1
                                                         --------     --------   --------     --------      --------

                Total Bankers Life revenues............   2,364.3      2,077.1    2,077.1      1,854.8       1,854.8
                                                         --------     --------   --------     --------      --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities..................................      14.3         16.0       16.0         18.6          18.6
            Supplemental health........................     590.4        614.4      614.4        659.6         659.6
            Life.......................................     335.3        353.4      353.4        372.7         372.7
            Other......................................       9.4         11.0       11.0         13.1          13.1
       Net investment income (a).......................     689.2        733.3      733.3        702.0         702.0
       Fee revenue and other income (a)................        .6          1.0        1.0          1.9           1.9
                                                         --------     --------   --------     --------      --------

                Total Conseco Insurance Group
                    revenues...........................   1,639.2      1,729.1    1,729.1      1,767.9       1,767.9
                                                         --------     --------   --------     --------      --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health........................       9.7         11.1       11.1         13.0          13.0
            Life.......................................     115.0         99.7       99.7         86.8          86.8
            Other......................................       1.1          1.3        1.3          1.5           1.5
       Net investment income (a).......................      37.8         38.2       38.2         38.2          38.2
       Fee revenue and other income (a)................        .7           .6         .6           .7            .7
                                                         --------     --------   --------     --------      --------

                Total Colonial Penn revenues...........     164.3        150.9      150.9        140.2         140.2
                                                         --------     --------   --------     --------      --------

    Other Business in Run-off:
       Insurance policy income - supplemental health...     312.1        336.6      336.6        359.1         359.1
       Net investment income (a).......................     193.9        179.5      179.5        177.6         177.6
       Fee revenue and other income (a)................        .4           .4         .4           .5            .5
                                                         --------     --------   --------     --------      --------

                Total Other Business in Run-off
                    revenues...........................     506.4        516.5      516.5        537.2         537.2
                                                         --------     --------   --------     --------      --------

    Corporate operations:
       Net investment income (a).......................      43.4         29.8       29.8          8.8           8.8
       Fee and other income............................      10.1         11.2       11.2         20.5          20.5
                                                         --------     --------   --------     --------      --------

                Total corporate revenues...............      53.5         41.0       41.0         29.3          29.3
                                                         --------     --------   --------     --------      --------

                Total segment revenues.................   4,727.7      4,514.6    4,514.6      4,329.4       4,329.4
                                                         --------     --------   --------     --------      --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                         (continued from previous page)

                                                                2007             2006                       2005
                                                                ----    -----------------------    ------------------------
                                                                        (Restated)  As reported    (Restated)   As reported
Expenses:
    Bankers Life:
       Insurance policy benefits..........................    1,684.7      1,410.6     1,437.0       1,305.2      1,294.2
       Amortization.......................................      264.0        241.0       223.8         184.1        184.7
       Interest expense on investment borrowings..........        -             .1          .1           1.3          1.3
       Other operating costs and expenses.................      173.8        160.1       157.8         139.3        140.2
                                                             --------     --------    --------      --------     --------

            Total Bankers Life expenses...................    2,122.5      1,811.8     1,818.7       1,629.9      1,620.4
                                                             --------     --------    --------      --------     --------

    Conseco Insurance Group:
       Insurance policy benefits..........................    1,057.9      1,077.1     1,077.7       1,098.9      1,065.6
       Amortization.......................................      177.5        174.5       174.5         158.6        168.6
       Interest expense on investment borrowings..........       17.6           .8          .8           4.9          4.9
       Costs related to a litigation settlement...........       32.2        165.8       165.8           9.2          9.2
       Loss related to an annuity coinsurance transaction.       76.5          -           -             -            -
       Other operating costs and expenses.................      283.5        278.3       278.3         262.9        262.9
                                                             --------     --------    --------      --------     --------

            Total Conseco Insurance Group
              expenses....................................    1,645.2      1,696.5     1,697.1       1,534.5      1,511.2
                                                             --------     --------    --------      --------     --------

    Colonial Penn:
       Insurance policy benefits..........................      102.2         96.4        96.4          89.7         89.7
       Amortization.......................................       20.3         17.3        17.3          15.1         15.1
       Interest expense on investment borrowings..........        -            -           -              .4           .4
       Other operating costs and expenses.................       23.7         15.6        15.6          15.0         15.0
                                                             --------     --------    --------      --------     --------

            Total Colonial Penn expenses..................      146.2        129.3       129.3         120.2        120.2
                                                             --------     --------    --------      --------     --------

    Other Business in Run-off:
       Insurance policy benefits..........................      588.9        448.9       457.3         336.2        351.1
       Amortization.......................................       23.2         18.9        17.9          24.0         22.8
       Other operating costs and expenses.................       80.2         83.2        83.2          86.1         86.1
                                                             --------     --------    --------      --------     --------

            Total Other Business in Run-off
              expenses....................................      692.3        551.0       558.4         446.3        460.0
                                                             --------     --------    --------      --------     --------

    Corporate operations:
       Interest expense on corporate debt.................       72.3         52.9        52.9          48.1         48.1
       Interest expense on variable interest entity.......       27.4         19.7        19.7           3.6          3.6
       Costs related to a litigation settlement...........       32.2          8.9         8.9           9.1          9.1
       Other operating costs and expenses.................       42.9         39.5        39.5          49.6         49.6
       Loss on extinguishment of debt.....................        -             .7          .7           3.7          3.7
                                                             --------     --------    --------      --------     --------

            Total corporate expenses......................      174.8        121.7       121.7         114.1        114.1
                                                             --------     --------    --------      --------     --------

            Total segment expenses........................    4,781.0      4,310.3     4,325.2       3,845.0      3,825.9
                                                             --------     --------    --------      --------     --------

    Income (loss) before net realized investment gains
       (losses), net of related
       amortization, and income taxes:
            Bankers Life..................................      241.8        265.3       258.4         224.9        234.4
            Conseco Insurance Group.......................       (6.0)        32.6        32.0         233.4        256.7
            Colonial Penn.................................       18.1         21.6        21.6          20.0         20.0
            Other Business in Run-off.....................     (185.9)       (34.5)      (41.9)         90.9         77.2
            Corporate operations..........................     (121.3)       (80.7)      (80.7)        (84.8)       (84.8)
                                                             --------     --------    --------      --------     --------

                Segment income (loss) before net realized
                   investment gains (losses), net of related
                   amortization, and income taxes.........   $  (53.3)    $  204.3    $  189.4      $  484.4     $  503.5
                                                             ========     ========    ========      ========     ========

--------------------
     (a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

                                                                2007             2006                       2005
                                                                ----    -----------------------   ------------------------
                                                                        (Restated)  As reported    (Restated)   As reported
Total segment revenues....................................   $4,727.7     $4,514.6    $4,514.6      $4,329.4     $4,329.4
Net realized investment gains (losses)....................     (155.4)       (47.2)      (47.2)         (2.9)        (2.9)
                                                             --------     --------    --------      --------     --------

    Consolidated revenues.................................   $4,572.3     $4,467.4    $4,467.4      $4,326.5     $4,326.5
                                                             ========     ========    ========      ========     ========

Total segment expenses....................................   $4,781.0     $4,310.3    $4,325.2      $3,845.0     $3,825.9
Amortization related to net realized investment gains
    (losses)..............................................      (35.7)       (10.1)      (10.1)         (2.8)        (2.8)
                                                             --------     --------    --------      --------     --------

    Consolidated expenses.................................   $4,745.3     $4,300.2    $4,315.1      $3,842.2     $3,823.1
                                                             ========     ========    ========      ========     ========

     Segment balance sheet information was as follows (dollars in millions):

                                                                                   2007                 2006
                                                                                   ----        -------------------------
                                                                                              (Restated)      As reported
Assets:
   Bankers Life..............................................................   $12,705.7       $11,867.4      $11,880.1
   Conseco Insurance Group...................................................    15,662.8        15,669.5       15,652.7
   Colonial Penn.............................................................       936.7           866.4          866.4
   Other Business in Run-off.................................................     3,945.7         3,680.6        3,678.0
   Corporate operations......................................................       263.9           640.1          640.1
                                                                                ---------       ---------      ---------

        Total assets.........................................................   $33,514.8       $32,724.0      $32,717.3
                                                                                =========       =========      =========

Liabilities:
   Bankers Life..............................................................   $11,079.3       $10,204.6      $10,222.6
   Conseco Insurance Group...................................................    12,483.7        12,323.0       12,276.3
   Colonial Penn.............................................................       794.6           729.4          729.4
   Other Business in Run-off.................................................     3,732.3         3,289.2        3,298.2
   Corporate operations......................................................     1,189.0         1,477.7        1,477.7
                                                                                ---------       ---------      ---------

        Total liabilities....................................................   $29,278.9       $28,023.9      $28,004.2
                                                                                =========       =========      =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following table presents selected financial information of our segments (dollars in millions):

                                               Value of policies                      Value of policies
                                                inforce at the  Cost of                inforce at the  Cost of
                                                   Effective   policies      Insurance    Effective   policies    Insurance
Segment                                              Date      produced     liabilities     Date      produced   liabilities
-------                                              ----      --------     -----------     ----      --------   -----------
2007
----
Bankers Life................................      $  781.6      $  941.6     $10,610.9
Conseco Insurance Group.....................         663.6         351.0      11,820.7
Colonial Penn...............................         119.4         130.4         709.7
Other Business in Run-off...................         158.2           -         3,520.9
                                                 ---------      --------     ---------

   Total....................................      $1,722.8      $1,423.0     $26,662.2
                                                  ========      ========     =========

                                                                Restated                            As reported
                                                  ------------------------------------   ---------------------------------
2006
----
Bankers Life................................      $  904.9      $  740.5     $ 9,945.3   $  914.7    $  740.5   $ 9,963.3
Conseco Insurance Group.....................         979.9         277.3      11,944.1      979.9       277.3    11,897.4
Colonial Penn...............................          71.7          88.9         714.1       71.7        88.9       714.1
Other Business in Run-off...................         180.0           -         3,389.5      170.9         -       3,398.5
                                                  --------      --------     ---------   --------    --------   ---------

   Total....................................      $2,136.5      $1,106.7     $25,993.0   $2,137.2    $1,106.7   $25,973.3
                                                  ========      ========     =========   ========    ========   =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     16.  RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2007 and 2006 is unaudited and was restated as described in the note to the consolidated financial statements entitled "Restatement of Previously Issued Financial Statements."

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

                                                                                          Restated (b)
                                                                             ---------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.    4th Qtr.(a)
                                                                             --------     --------    --------    -----------
2007
----
   Revenues..............................................................    $1,114.5     $1,169.2    $1,170.7      $1,117.9
   Loss before income taxes..............................................         (.8)       (85.3)      (85.3)         (1.6)
   Net loss..............................................................         (.5)       (55.2)      (52.7)        (71.5)

   Loss per common share:
     Basic:
       Net loss..........................................................       $(.07)       $(.35)      $(.28)        $(.38)

     Diluted:
       Net loss..........................................................       $(.07)       $(.35)      $(.28)        $(.38)

                                                                                   As previously reported
                                                                             ---------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.
                                                                             --------     --------    --------
2007
----
   Revenues..............................................................    $1,114.5     $1,169.2    $1,175.2
   Income (loss) before income taxes.....................................        16.2        (92.7)      (86.8)
   Net income (loss).....................................................        10.4        (59.9)      (53.7)

   Income (loss) per common share:
     Basic:
       Net income (loss).................................................        $.01        $(.38)      $(.29)

     Diluted:
       Net income (loss).................................................        $.01        $(.38)      $(.29)

---------
     (a)  In the fourth quarter of 2007, our net loss reflected the following:
          (i) an after tax charge of $10 million as a result of changes in our estimates of future profits for certain interest-sensitive blocks of business in our Conseco Insurance Group segment; and (ii) an increase of $68 million in our valuation allowance for deferred tax assets.


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     (b) The effects of the restatement adjustments on our results of operations for the first three quarters of 2007 are as follows:

                                                                    Quarter ended March 31, 2007
                                             ------------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $1,114.5     $  -              $  -            $ -         $1,114.5
                                                --------     --------          -------         ----        --------
       Benefits and expenses:
          Insurance policy benefits.........       801.3       19.6              (3.5)           -            817.4
          Interest expense..................        23.6        -                 -              -             23.6
          Amortization......................       116.2         .6                .5           (.2)          117.1
          Costs related to tentative
             litigation settlement..........        13.0        -                 -              -             13.0
          Other operating costs and
             expenses.......................       144.2        -                 -              -            144.2
                                                --------     ------            ------          ----        --------

             Total benefits and expenses....     1,098.3       20.2              (3.0)          (.2)        1,115.3
                                                --------     ------            ------          ----        --------

             Income (loss) before income
               taxes........................        16.2      (20.2)              3.0            .2             (.8)

       Income tax expense (benefit).........         5.8       (7.3)              1.1            .1             (.3)
                                                --------     ------            ------          ----        --------

          Net income (loss).................    $   10.4     $(12.9)           $  1.9          $ .1        $    (.5)
                                                ========     ======            ======          ====        ========

       Net income (loss) per share - basic..        $.01                                                      $(.07)
                                                    ====                                                      =====

       Net income (loss) per share - diluted        $.01                                                      $(.07)
                                                    ====                                                      =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                              Quarter ended June 30, 2007
                                             ----------------------------------------------------------
                                                                      Adjustments
                                                            ------------------------------
                                                                           Accounting for
                                             As previously  Remediation     premium rate          As
                                                reported    procedures        increases        restated
                                                --------    ----------        ---------        --------
                                                     (Dollars in millions, except per share data)
       Total revenues.......................    $1,169.2       $ -              $  -          $1,169.2
                                                --------       -----            ------        --------
       Benefits and expenses:
          Insurance policy benefits.........       930.9        (2.3)             (3.3)          925.3
          Interest expense..................        27.9         -                 -              27.9
          Amortization......................       116.3          .6              (2.4)          114.5
          Costs related to tentative
             litigation settlement..........        35.0         -                 -              35.0
          Other operating costs and
             expenses.......................       151.8         -                 -             151.8
                                                --------       -----            ------        --------

             Total benefits and expenses....     1,261.9        (1.7)             (5.7)        1,254.5
                                                --------       -----            ------        --------

             Income (loss) before
               income taxes.................       (92.7)        1.7               5.7           (85.3)

       Income tax expense (benefit).........       (32.8)         .6               2.1           (30.1)
                                                --------       -----            ------        --------

          Net income (loss).................    $  (59.9)      $ 1.1            $  3.6        $  (55.2)
                                                ========       =====            ======        ========

       Net loss per share - basic...........       $(.38)                                        $(.35)
                                                   =====                                         =====

       Net loss per share - diluted.........       $(.38)                                        $(.35)
                                                   =====                                         =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                  Quarter ended September 30, 2007
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $1,175.2       $ -             $  -             $(4.5)      $1,170.7
                                                --------       -----           -------          -----       --------
       Benefits and expenses:
          Insurance policy benefits.........       888.8        (1.5)            (1.5)            -            885.8
          Interest expense..................        33.3         -                -               -             33.3
          Amortization......................        93.3          .5             (1.7)            -             92.1
          Costs related to tentative
             litigation settlement..........        16.4         -                -               -             16.4
          Loss related to an annuity
             coinsurance transaction........        76.5         -                -               -             76.5
          Other operating costs and
             expenses.......................       153.7         -                -              (1.8)         151.9
                                                --------       -----           ------           -----       ---------

             Total benefits and expenses....     1,262.0        (1.0)            (3.2)           (1.8)       1,256.0
                                                --------       -----           ------           -----       --------

             Income (loss) before
               income taxes.................       (86.8)        1.0              3.2            (2.7)         (85.3)

       Income tax expense (benefit).........       (33.1)         .4              1.2            (1.1)         (32.6)
                                                --------       -----           -------          -----       --------

          Net income (loss).................    $  (53.7)      $  .6           $  2.0           $(1.6)      $  (52.7)
                                                ========       =====           ======           =====       ========

       Net loss per share - basic...........       $(.29)                                                      $(.28)
                                                   =====                                                       =====

       Net loss per share - diluted.........       $(.29)                                                      $(.28)
                                                   =====                                                       =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                                                 Restated (b)
                                                                             ------------------------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.   4th Qtr. (a)
                                                                             --------     --------    --------   ------------
2006
----
   Revenues..............................................................    $1,121.7     $1,084.1    $1,118.3      $1,143.3
   Income (loss) before income taxes.....................................        93.6        (32.4)       82.0          24.0
   Net income (loss).....................................................        59.8        (20.7)       51.7          15.2

   Income (loss) per common share:
     Basic:
       Net income (loss).................................................        $.33        $(.20)       $.28          $.04

     Diluted:
       Net income (loss).................................................        $.33        $(.20)       $.28          $.04

                                                                                        As previously reported
                                                                             ----------------------------------------------
                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.     4th Qtr.
                                                                             --------     --------    --------     --------
2006
----
   Revenues..............................................................    $1,121.7     $1,084.1    $1,118.3      $1,143.3
   Income (loss) before income taxes.....................................       101.1        (34.9)       76.7           9.4
   Net income (loss).....................................................        64.6        (22.3)       48.4           5.8

   Income (loss) per common share:
     Basic:
       Net income (loss).................................................        $.36        $(.21)       $.26         $(.02)

     Diluted:
       Net income (loss).................................................        $.35        $(.21)       $.26         $(.02)

-------------
     (a)  In the fourth quarter of 2006, our net loss reflected the following:
          (i) an after tax charge of $35.2 million as a result of changes in estimates in the long-term care block of business in the Other Business in Run-off segment; (ii) an after tax charge of $4.6 million related to refinements of data used to estimate certain long-term care claim liabilities in the Other Business in Run-off segment; and (iii) an after tax charge of $10.5 million in connection with changes in management's intent regarding the administration of certain life policies.


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     (b) The effects of the restatement adjustments on our 2006 quarterly results of operations are as follows:


                                                           Quarter ended March 31, 2006
                                             ----------------------------------------------------------
                                                                    Adjustments
                                                            ---------------------------
                                                                             Previously
                                             As previously  Remediation      identified           As
                                                reported    procedures         errors          restated
                                                --------    ----------         ------          --------
                                                     (Dollars in millions, except per share data)
       Total revenues.......................     $1,121.7      $ -              $  -          $1,121.7
                                                 --------      -----            ------        --------
       Benefits and expenses:
          Insurance policy benefits.........        726.8        3.3               3.7           733.8
          Interest expense..................         16.4        -                 -              16.4
          Amortization......................        118.6         .4                .1           119.1
          Costs related to tentative
             litigation settlement..........         17.7        -                 -              17.7
          Other operating costs and
             expenses.......................        141.1        -                 -             141.1
                                                 --------      ------           ------        --------

             Total benefits and expense.....      1,020.6        3.7               3.8         1,028.1
                                                 --------      -----            ------        --------

             Income (loss) before
               income taxes.................        101.1       (3.7)             (3.8)           93.6

       Income tax expense (benefit).........         36.5       (1.3)             (1.4)           33.8
                                                 --------      -----            ------        --------

          Net income (loss).................     $   64.6      $(2.4)           $ (2.4)       $   59.8
                                                 ========      =====            ======        ========

       Net income per share - basic.........         $.36                                         $.33
                                                     ====                                         ====

       Net income per share - dilute........         $.35                                         $.33
                                                     ====                                         ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------


                                                            Quarter ended June 30, 2006
                                             ----------------------------------------------------------
                                                                    Adjustments
                                                            ---------------------------
                                                                             Previously
                                             As previously  Remediation      identified           As
                                                reported    procedures         errors          restated
                                                --------    ----------         ------          --------
                                                     (Dollars in millions, except per share data)
       Total revenues.......................     $1,084.1      $ -              $  -          $1,084.1
                                                 --------      -----            ------        --------
       Benefits and expenses:
          Insurance policy benefits.........        705.2         .5              (5.6)          700.1
          Interest expense..................         17.1      -                   -              17.1
          Amortization......................         97.6         .4               (.1)           97.9
          Costs related to tentative
             litigation settlement..........        157.0        -                 -             157.0
          Other operating costs and
             expenses.......................        142.1        -                 2.3           144.4
                                                 --------      -----            ------        --------

             Total benefits and expense.....      1,119.0         .9              (3.4)        1,116.5
                                                 --------      -----            ------        --------

             Income (loss) before
               income taxes.................        (34.9)       (.9)              3.4           (32.4)

       Income tax expense (benefit).........        (12.6)       (.3)              1.2           (11.7)
                                                 --------      -----            ------        --------

          Net income (loss).................     $  (22.3)     $ (.6)           $  2.2        $  (20.7)
                                                 ========      =====            ======        ========

       Net loss per share - basic...........        $(.21)                                       $(.20)
                                                    =====                                        =====

       Net loss per share - diluted.........        $(.21)                                       $(.20)
                                                    =====                                        =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                  Quarter ended September 30, 2006
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $1,118.3     $ -              $  -            $  -          $1,118.3
                                                --------     -----            ------          -------       --------
       Benefits and expenses:
          Insurance policy benefits.........       772.6        .3             (22.7)            2.3           752.5
          Interest expense..................        17.8       -                 -               -              17.8
          Amortization......................       104.2        .3              14.4              .1           119.0
          Other operating costs and
             expenses.......................       147.0       -                 -               -             147.0
                                                --------     -----            ------          ------        --------

             Total benefits and expenses....     1,041.6        .6              (8.3)            2.4         1,036.3
                                                --------     -----            ------          ------        --------

             Income (loss) before
               income taxes.................        76.7       (.6)              8.3            (2.4)           82.0

       Income tax expense (benefit).........        28.3       (.2)              3.0             (.8)           30.3
                                                --------     -----            ------          ------        --------

          Net income (loss).................    $   48.4     $ (.4)           $  5.3          $ (1.6)       $   51.7
                                                ========     =====            ======          ======        ========

       Net income per share - basic.........        $.26                                                       $ .28
                                                    ====                                                       =====

       Net income per share - diluted.......        $.26                                                       $ .28
                                                    ====                                                       =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                 Quarter ended December 31, 2006
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $1,143.3       $ -              $  -            $ -         $1,143.3
                                                --------       -----            -------         -----       --------
       Benefits and expenses:
          Insurance policy benefits.........       863.8        (9.6)             (7.9)            .3          846.6
          Interest expense..................        22.2         -                 -              -             22.2
          Amortization......................       103.0          .4               2.1             .1          105.6
          Loss on extinguishment of debt....          .7         -                 -              -               .7
          Other operating costs and
             expenses.......................       144.2         -                 -              -            144.2
                                                --------       -----            ------          -----       --------

             Total benefits and expenses....     1,133.9        (9.2)             (5.8)            .4        1,119.3
                                                --------       -----            ------          -----       --------

             Income (loss) before
               income taxes.................         9.4         9.2               5.8            (.4)          24.0

       Income tax expense (benefit).........         3.6         3.3               2.1            (.2)           8.8
                                                --------       -----            ------          -----       --------

          Net income (loss).................    $    5.8       $ 5.9            $  3.7          $ (.2)      $   15.2
                                                ========       =====            ======          =====       ========

       Net income (loss) per share - basic..       $(.02)                                                      $ .04
                                                   =====                                                       =====

       Net income (loss) per share - diluted       $(.02)                                                      $ .04
                                                   =====                                                       =====


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

       17.   INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity, that is a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities, revised December 2003" ("FIN 46R"). The following is description of our significant investment in a variable interest entity:

     Fall Creek CLO Ltd.

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. The carrying value of our investment in Fall Creek was $47.0 million and $48.8 million at December 31, 2007 and 2006, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                  December 31,
                                                                              -------------------
                                                                              2007           2006
                                                                              ----           ----
       Assets:
          Actively managed fixed maturities............................      $465.9         $454.5
          Cash and cash equivalents - restricted.......................        16.1           15.7
          Accrued investment income....................................         5.1            3.9
          Other assets.................................................         6.9            7.5
                                                                             ------         ------

              Total assets.............................................      $494.0         $481.6
                                                                             ======         ======

       Liabilities:
          Other liabilities............................................      $ 12.2         $ 26.8
          Investment borrowings due to others..........................       447.2          401.7
          Investment borrowings due to the Company.....................        47.0           47.0
                                                                             ------         ------

              Total liabilities........................................       506.4          475.5
                                                                             ------         ------

       Equity (deficit):
          Capital provided by the Company..............................         1.6            1.8
          Capital provided by others...................................         4.1            4.7
          Accumulated other comprehensive loss.........................       (25.0)          (2.1)
          Retained earnings............................................         6.9            1.7
                                                                             ------         ------

              Total equity (deficit)...................................       (12.4)           6.1
                                                                             ------         ------

              Total liabilities and equity (deficit)...................      $494.0         $481.6
                                                                             ======         ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                                          Years ended
                                                                                         December 31,
                                                                              --------------------------------
                                                                               2007          2006         2005
                                                                               ----          ----         ----
       Revenues:
          Net investment income........................................       $36.8          $25.2         $3.4
          Fee revenue and other income.................................          .3             .3           .5
                                                                              -----          -----         ----

              Total revenues...........................................        37.1           25.5          3.9
                                                                              -----          -----         ----

       Expenses:
          Interest expense.............................................        27.4           19.7          3.5
          Other operating expenses.....................................          .5             .9           .3
                                                                              -----          -----         ----

              Total expenses...........................................        27.9           20.6          3.8
                                                                              -----          -----         ----

              Income before net realized investment losses
                and income taxes.......................................         9.2            4.9           .1

          Net realized investment losses...............................         (.4)           (.3)         (.1)
                                                                              -----          -----         ----

       Income before income taxes......................................       $ 8.8         $  4.6         $ -
                                                                              =====         ======         ====

     The investment borrowings of Fall Creek would become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio would not have been met and was amended, following the sale of assets of $90 million (which resulted in net realized investment losses of approximately $10 million), the pay down of investment borrowings of $83.5 million and our commitment to provide additional capital to Fall Creek for up to $25 million (under defined circumstances), $5 million of which was contributed through March 27, 2008.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

     ITEM 9A. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

     During the evaluation of disclosure controls and procedures as of December 31, 2006 conducted during the preparation of Conseco's financial statements to be included in the Annual Report on Form 10-K for the year ended December 31, 2006, a material weakness in internal control was identified relating to the actuarial reporting process and the design of controls to ensure the completeness and accuracy of certain inforce policies. As a result, Conseco's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, Conseco's disclosure controls and procedures were not effective.

     Under the direction of its Chief Financial Officer, Conseco implemented plans in an effort to remediate the material control weakness during 2007. The status of the remediation efforts has been regularly reviewed with management and the Company's Audit and Enterprise Risk Committee of the Board of Directors. This committee was advised of issues encountered and key decisions reached by management relating to the remediation efforts.

     On February 25, 2008, Conseco announced that it had identified certain errors in its previously filed financial statements, the majority of which were identified during procedures performed in an effort to remediate the material weakness in internal control over financial reporting described above. Due to the significance of these errors, Conseco has restated its financial statements for the years ended December 31, 2006 and 2005, along with affected Selected Consolidated Financial Data for 2004 and 2003, and quarterly financial information for 2006 and the first three quarters of 2007.

     As of December 31, 2007, the material weakness relating to the actuarial reporting process continued to exist. As a result, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, Conseco's disclosure controls and procedures were not effective.

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

     Conseco's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective at December 31, 2007.

     A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Conseco management has concluded that, as of December 31, 2007, the following material weakness relating to the controls over the actuarial reporting process existed:

     Conseco did not maintain effective controls over the accounting and disclosure of insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date. Specifically, controls over the actuarial reporting process related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Bankers Life segment, Conseco Insurance Group segment and Other Business in Run-off segment were not effective. These control deficiencies resulted in the misstatement of our insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date and related disclosures in the consolidated financial statements, and in the restatement of our consolidated financial statements for 2006 and 2005, each of the quarters of 2006 and the first three quarters of 2007. Additionally, these control deficiencies could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.

     The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Remediation Efforts. Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process. Nonetheless, the material weakness continued to exist as of December 31, 2007. Conseco's management continues to assign the highest priority to Conseco's remediation efforts, with the goal of remediating the material weakness by the end of 2008. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation. Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential. Over time, Conseco intends to reduce its reliance on manual controls and procedures. As part of its remediation efforts, Conseco intends to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term. Conseco recognizes that further investment is needed to improve the actuarial reporting systems and processes and is committed to making the investments for these improvements.

     Changes to Internal Control Over Financial Reporting. There were the following changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, Conseco's internal control over financial reporting. We have implemented several initiatives to streamline our administrative procedures and improve our actuarial valuation systems at our insurance subsidiaries. Our efforts included improvements to our policy administrative procedures.

     ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this Item 10. Additional information called for by this item is contained in Part I of this Annual Report under the caption "Executive Officers of the Registrant."


     ITEM 11. EXECUTIVE COMPENSATION.

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this Item 11.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this item 12.


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this Item 13.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this Item 14.

                                     PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 99 for a list of financial statements included in this Report.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2008.

                                   CONSECO, INC.

                                   By: /s/ C. James Prieur
                                       -------------------
                                       C. James Prieur
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----
/s / C. JAMES PRIEUR                             Director and Chief Executive Officer            March 28, 2008
------------------------------------             (Principal Executive Officer)
C. James Prieur

/s / EDWARD J. BONACH                            Executive Vice President                        March 28, 2008
------------------------------------             and Chief Financial Officer
Edward J. Bonach                                 (Principal Financial Officer)

/s / JOHN R. KLINE                               Senior Vice President                           March 28, 2008
------------------------------------             and Chief Accounting Officer
John R. Kline                                    (Principal Accounting Officer)

/s / R. GLENN HILLIARD                           Director                                        March 28, 2008
------------------------------------
R. Glenn Hilliard

/s / NEAL SCHNEIDER                              Director                                        March 28, 2008
------------------------------------
Neal Schneider

/s / PHILIP R. ROBERTS                           Director                                        March 28, 2008
------------------------------------
Philip R. Roberts

/s / JOHN G. TURNER                              Director                                        March 28, 2008
------------------------------------
John G. Turner

/s / MICHAEL T. TOKARZ                           Director                                        March 28, 2008
------------------------------------
Michael T. Tokarz

/s / MICHAEL S. SHANNON                          Director                                        March 28, 2008
------------------------------------
Michael S. Shannon

/s / DEBRA J. PERRY                              Director                                        March 28, 2008
------------------------------------
Debra J. Perry

/s / DONNA A. JAMES                              Director                                        March 28, 2008
------------------------------------
Donna A. James

/s / DOREEN A. WRIGHT                            Director                                        March 28, 2008
------------------------------------
Doreen A. Wright

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------
                        on Financial Statement Schedules
                        --------------------------------



To the Shareholders and Board of Directors
Conseco, Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of Conseco, Inc. and subsidiaries referred to in our report dated March 28, 2008 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial schedules.


/s/ PricewaterhouseCoopers LLP
------------------------------

Indianapolis, Indiana
March 28, 2008

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 2007 and 2006
                              (Dollars in millions)

                                     ASSETS

                                                                                                 2007             2006
                                                                                                 ----             ----
                                                                                                               (Restated)
Cash and cash equivalents:
    Unrestricted..........................................................................     $   84.3         $   95.8
    Restricted............................................................................          1.9               .1
Other invested assets.....................................................................           .2               .2
Investment in wholly-owned subsidiaries (eliminated in consolidation).....................      5,596.9          5,798.6
Receivable from subsidiaries (eliminated in consolidation)................................          6.6             68.9
Income tax assets, net....................................................................          2.2             59.1
Other assets..............................................................................         36.4             45.0
                                                                                               --------         --------

          Total assets....................................................................     $5,728.5         $6,067.7
                                                                                               ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.........................................................................     $1,193.7         $1,000.8
    Payable to subsidiaries (eliminated in consolidation).................................        241.5            295.4
    Other liabilities.....................................................................         57.4             71.4
                                                                                               --------         --------

          Total liabilities...............................................................      1,492.6          1,367.6
                                                                                               --------         --------


Commitments and Contingencies

Shareholders' equity:
    Preferred stock.......................................................................          -              667.8
    Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding:  2007 - 184,652,017;
       2006 - 152,165,108) ...............................................................      4,070.5          3,469.5
    Accumulated other comprehensive loss..................................................       (273.3)           (72.6)
    Retained earnings.....................................................................        438.7            635.4
                                                                                               --------         --------

          Total shareholders' equity......................................................      4,235.9          4,700.1
                                                                                               --------         --------

          Total liabilities and shareholders' equity......................................     $5,728.5         $6,067.7
                                                                                               ========         ========




                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 2007, 2006 and 2005
                              (Dollars in millions)

                                                                               2007           2006            2005
                                                                               ----           ----            ----
                                                                                           (Restated)      (Restated)
Revenues:
   Net investment income.................................................    $   3.6        $   1.9         $   3.7
   Fee and interest income from subsidiaries (eliminated in
     consolidation)......................................................        3.1             .7             -
                                                                             -------        -------         -------

       Total revenues....................................................        6.7            2.6             3.7
                                                                             -------        -------         -------

Expenses:
   Interest expense on notes payable.....................................       72.3           52.9            48.1
   Intercompany expenses (eliminated in consolidation)...................       15.8           15.2             8.7
   Costs related to a litigation settlement..............................       32.2            8.9             9.1
   Operating costs and expenses..........................................       41.2           35.6            39.8
   Loss on extinguishment of debt........................................         -              .7             3.7
                                                                             -------        -------         -------

       Total expenses....................................................      161.5          113.3           109.4
                                                                             -------        -------         -------

       Loss before income taxes and equity in
       undistributed earnings of subsidiaries............................     (154.8)        (110.7)         (105.7)

Income tax benefit on period income......................................      (62.1)         (41.7)          (40.1)
                                                                             -------        -------         -------

       Loss before equity in undistributed
         earnings of subsidiaries........................................      (92.7)         (69.0)          (65.6)

Equity in undistributed earnings of subsidiaries
   (eliminated in consolidation).........................................      (87.2)         175.0           378.3
                                                                             -------        -------         -------

       Net income (loss).................................................     (179.9)         106.0           312.7

Preferred stock dividends................................................       14.1           38.0            38.0
                                                                             -------        -------         -------

       Income (loss) applicable to common stock..........................    $(194.0)       $  68.0         $ 274.7
                                                                             =======        ========        =======





                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 2007, 2006 and 2005
                              (Dollars in millions)

                                                                                2007          2006              2005
                                                                                ----          ----              ----
Cash flows used by operating activities.....................................  $(126.6)      $ (39.4)          $ (92.8)
                                                                              -------       -------           -------

Cash flows from investing activities:
   Investments and advances to consolidated subsidiaries*...................    (86.0)           .4             (80.1)
   Change in restricted cash................................................     (1.8)          1.9               1.9
                                                                              -------       -------           -------

         Net cash used by investing activities..............................    (87.8)          2.3             (78.2)
                                                                              -------       -------           -------

Cash flows from financing activities:
   Issuance of notes payable, net...........................................    200.0         196.7             853.7
   Issuance of common stock.................................................      3.4           1.0                .5
   Payments to repurchase common stock......................................    (87.2)          -                 -
   Payments on notes payable................................................     (7.8)        (48.0)           (770.4)
   Issuance of notes payable to affiliates*.................................    223.8         324.9             250.3
   Payments on notes payable to affiliates*.................................   (110.3)       (393.1)            (63.5)
   Dividends paid on preferred stock........................................    (19.0)        (38.0)            (38.0)
                                                                              -------       -------           -------

         Net cash provided by financing activities..........................    202.9          43.5             232.6
                                                                              -------       -------           -------

         Net increase (decrease) in cash and cash
           equivalents......................................................    (11.5)          6.4              61.6

   Cash and cash equivalents, beginning of the year.........................     95.8          89.4              27.8
                                                                              -------       -------           -------

   Cash and cash equivalents, end of the year...............................  $  84.3       $  95.8           $  89.4
                                                                              =======       =======           =======

     *  Eliminated in consolidation








                   The accompanying notes are an integral part
                    of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

                    Notes to Condensed Financial Information

1.   Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the parent company. Refer to the note to the consolidated financial statements entitled "Restatement of Previously Issued Financial Statements" for further information related to the restatement.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 2007, 2006 and 2005
                              (Dollars in millions)

                                                                               2007           2006           2005
                                                                               ----           ----           ----
Life insurance inforce:
   Direct................................................................   $ 67,831.1     $ 69,674.2      $ 71,682.6
   Assumed...............................................................        873.5          860.5           839.4
   Ceded.................................................................    (14,717.2)     (16,583.4)      (17,989.3)
                                                                            ----------     ----------      ----------

         Net insurance inforce...........................................   $ 53,987.4     $ 53,951.3      $ 54,532.7
                                                                            ==========     ==========      ==========

         Percentage of assumed to net                                              1.6%           1.6%            1.5%
                                                                                   ===            ===             ===

                                                                               2007           2006            2005
                                                                               ----           ----            ----
Insurance policy income:
   Direct................................................................     $2,706.7       $2,722.4        $2,742.9
   Assumed...............................................................        322.7          130.3            60.1
   Ceded.................................................................       (206.5)        (213.3)         (232.2)
                                                                              --------       --------        --------

         Net premiums....................................................     $2,822.9       $2,639.4        $2,570.8
                                                                              ========       ========        ========

         Percentage of assumed to net....................................         11.4%           4.9%            2.3%
                                                                                  ====            ===             ===

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

3.2 Amended and Restated Bylaws of Conseco, Inc. dated as of April 23, 2007, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed April 27, 2007.

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

10.1 Second Amended and Restated Credit Agreement dated as of October 10, 2006 among Conseco, Inc., Bank of America, N.A., as Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, and other parties, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 11, 2006 and Amendment No. 1 thereto dated as of June 12, 2007, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 15, 2007.

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

10.11 Letter of agreement dated as of August 3, 2007 between Conseco Services, LLC and John R. Kline, incorporated by reference to Exhibit
          10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.12 Amended and Restated Employment Agreement dated as of October 6, 2006 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed October 12, 2006, as amended by Amendment dated as of September 25, 2007, incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

10.24 Conseco Inc. Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007.

10.25 Amended and Restated Employment Agreement dated as of August 17, 2007 between Conseco Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.26 Amended and Restated Employment Agreement dated as of February 27, 2008 between Conseco Services, LLC and Russell M. Bostick.

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

10.31 Stipulation of Settlement - In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California), incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2006.

10.32 Employment Agreement dated as of April 23, 2007 between Conseco, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.32 of our Current Report on Form 8-K filed April 27, 2007.

10.33 Employment Agreement dated as of May 8, 2007 between Conseco Services, LLC and Mark E. Alberts incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.34 Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.35 Employment Agreement effective as of December 10, 2007 between Conseco Services, LLC and Dan R. Bardin.

10.36 Employment Agreement dated as of July 13, 2005 between Conseco Services, LLC and Steven M. Stecher.

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMPENSATION PLANS AND ARRANGEMENTS

10.10 Employment Agreement dated as of September 10, 2003 between Conseco, Inc. and Eugene M. Bullis, incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 filed January 29, 2004 (No. 333-112312), as amended by Amendment to Employment Agreement dated June 13, 2006 between Conseco, Inc. and Eugene M. Bullis incorporated by reference to Exhibit 10.10.1 of our Current Report on Form 8-K filed June 19, 2006.

10.11 Letter of agreement dated as of August 3, 2007 between Conseco Services, LLC and John R. Kline, incorporated by reference to Exhibit
          10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.12 Amended and Restated Employment Agreement dated as of October 6, 2006 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed October 12, 2006, as amended by Amendment dated as of September 25, 2007, incorporated by reference to Exhibit 10.12 of our quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

10.24 Conseco Inc. Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007.

10.25 Amended and Restated Employment Agreement dated as of August 17, 2007 between Conseco Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.26 Amended and Restated Employment Agreement dated as of February 27, 2008 between Conseco Services, LLC and Russell M. Bostick.

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

10.33 Employment Agreement dated as of May 8, 2007 between Conseco Services, LLC and Mark E. Alberts, incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.35 Employment Agreement effective December 10, 2007 between Conseco Services, LLC and Dan R. Bardin.

10.36 Employment Agreement dated as of July 13, 2005 between Conseco Services, LLC and Steven M. Stecher.