Form 10-Q
period 2008-03-31
CONSECO INC
filed 2008-05-09
CIK 1224608

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

                  For the quarterly period ended March 31, 2008

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                        Commission File Number 001-31792

                                  Conseco, Inc.

              Delaware                                  75-3108137
      ----------------------                -------------------------------
      State of Incorporation                IRS Employer Identification No.

   11825 N. Pennsylvania Street
      Carmel, Indiana  46032                          (317) 817-6100
   -----------------------------                      --------------
Address of principal executive offices                  Telephone


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ]

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ ] No [ X ]



      Shares of common stock outstanding as of April 29, 2008: 184,655,525

===============================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                     Page
                                                                                                                    ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007.................................    3
            Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007...............    5
            Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2008 and 2007.....    6
            Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and 2007...............    7
            Notes to Consolidated Financial Statements............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   38
            Overview..............................................................................................   39
            Critical Accounting Policies..........................................................................   40
            Results of Operations.................................................................................   41
            Premium Collections...................................................................................   59
            Liquidity and Capital Resources.......................................................................   64
            Investments...........................................................................................   69
            Investment in Variable Interest Entity................................................................   75
            New Accounting Standards..............................................................................   76

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   76

Item 4.     Controls and Procedures...............................................................................   76

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................................................   77

Item 1A.    Risk Factors..........................................................................................   77

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...........................................   78

Item 5.     Other Information.....................................................................................   79

Item 6.     Exhibits..............................................................................................   79

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                              March 31,        December 31,
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     March 31, 2008 - $21,166.3; December 31, 2007 - $20,992.7)...........................    $20,159.3         $20,510.9
   Equity securities at fair value (cost: March 31, 2008 - $34.0;
     December 31, 2007 - $34.0)...........................................................         34.4              34.5
   Mortgage loans.........................................................................      2,143.4           2,086.0
   Policy loans...........................................................................        367.0             370.4
   Trading securities.....................................................................        361.2             665.8
   Other invested assets .................................................................         88.2             134.3
                                                                                              ---------         ---------

       Total investments..................................................................     23,153.5          23,801.9

Cash and cash equivalents:
   Unrestricted...........................................................................        549.8             407.5
   Restricted.............................................................................         36.5              21.1
Accrued investment income.................................................................        344.7             319.3
Value of policies inforce at the Effective Date...........................................      1,673.5           1,722.8
Cost of policies produced.................................................................      1,549.4           1,423.0
Reinsurance receivables...................................................................      3,512.4           3,592.8
Income tax assets, net....................................................................      2,076.5           1,909.4
Assets held in separate accounts..........................................................         25.0              27.4
Other assets..............................................................................        344.3             289.6
                                                                                              ---------         ---------

       Total assets.......................................................................    $33,265.6         $33,514.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               March 31,        December 31,
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $13,119.5       $13,169.4
     Traditional products...................................................................     12,627.9        12,537.4
     Claims payable and other policyholder funds............................................        945.1           928.0
     Liabilities related to separate accounts...............................................         25.0            27.4
   Other liabilities........................................................................        568.4           510.0
   Investment borrowings....................................................................        848.3           913.0
   Notes payable - direct corporate obligations.............................................      1,191.7         1,193.7
                                                                                                ---------       ---------

         Total liabilities..................................................................     29,325.9        29,278.9
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: March 31, 2008 - 184,655,525; December 31, 2007 - 184,652,017)........          1.9             1.9
   Additional paid-in capital...............................................................      4,070.5         4,068.6
   Accumulated other comprehensive loss.....................................................       (565.6)         (273.3)
   Retained earnings........................................................................        432.9           438.7
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      3,939.7         4,235.9
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $33,265.6       $33,514.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                                                (Restated)
Revenues:
   Insurance policy income.............................................................       $  851.2           $  762.8
   Net investment income (loss):
     General account assets............................................................          353.7              377.9
     Policyholder and reinsurer accounts and other special-purpose portfolios..........          (26.0)               4.9
   Net realized investment losses......................................................          (43.6)             (34.9)
   Fee revenue and other income........................................................            4.0                3.8
                                                                                              --------           --------

       Total revenues..................................................................        1,139.3            1,114.5
                                                                                              --------           --------

Benefits and expenses:
   Insurance policy benefits...........................................................          857.8              817.4
   Interest expense....................................................................           28.7               23.6
   Amortization........................................................................          115.1              117.1
   Costs related to a litigation settlement............................................            -                 13.0
   Other operating costs and expenses..................................................          146.8              144.2
                                                                                              --------           --------

       Total benefits and expenses.....................................................        1,148.4            1,115.3
                                                                                              --------           --------

       Loss before income taxes........................................................           (9.1)               (.8)

Income tax benefit on period income....................................................           (3.3)               (.3)
                                                                                              --------           --------

       Net loss........................................................................           (5.8)               (.5)

Preferred stock dividends..............................................................            -                  9.5
                                                                                              --------           --------

       Net loss applicable to common stock.............................................       $   (5.8)          $  (10.0)
                                                                                              ========           ========

Loss  per common share:
   Basic:
     Weighted average shares outstanding...............................................    184,653,000        150,936,000
                                                                                           ===========        ===========

     Net loss..........................................................................          $(.03)             $(.07)
                                                                                                 =====              =====

   Diluted:
     Weighted average shares outstanding...............................................    184,653,000        150,936,000
                                                                                           ===========        ===========

     Net loss..........................................................................          $(.03)             $(.07)
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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other
                                                                   Preferred  and additional     comprehensive    Retained
                                                          Total      stock    paid-in capital    income (loss)    earnings
                                                          -----      -----    ---------------    -------------    --------
Balance, January 1, 2008.............................    $4,235.9    $  -         $4,070.5          $(273.3)       $438.7

   Comprehensive loss, net of tax:
     Net loss........................................        (5.8)      -             -                 -            (5.8)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $163.5)............................      (292.3)      -             -              (292.3)          -
                                                         --------

         Total comprehensive loss....................      (298.1)

   Stock option and restricted stock plans...........         1.9       -              1.9              -             -
                                                         --------    ------       --------          -------        ------

Balance, March 31, 2008..............................    $3,939.7    $  -         $4,072.4          $(565.6)       $432.9
                                                         ========    ======       ========          =======        ======

Balance, January 1, 2007 (Restated)..................    $4,700.1    $667.8       $3,469.5           $(72.6)       $635.4

   Comprehensive income, net of tax:
     Net loss........................................         (.5)      -              -                -             (.5)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       expense of $17.3).............................        30.7       -              -               30.7           -
                                                         --------

         Total comprehensive income..................        30.2

   Cost of shares acquired...........................       (29.6)      -            (29.6)             -             -
   Stock option and restricted stock plans...........         5.5       -              5.5              -             -
   Change in unrecognized net loss related to
     deferred compensation plan (net of applicable
     income tax expense of $.1 million)..............          .1       -              -                 .1           -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date in conjunction with adoption of FIN 48.....         6.0       -              6.0              -             -
   Cumulative effect of accounting change............        (2.7)      -              -                -            (2.7)
   Dividends on preferred stock......................        (9.5)      -              -                -            (9.5)
                                                         --------    ------       --------          -------        ------

Balance, March 31, 2007 (Restated)...................    $4,700.1    $667.8       $3,451.4          $ (41.8)       $622.7
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $   764.4          $   674.9
   Net investment income.................................................................        331.7              383.5
   Fee revenue and other income..........................................................          4.0                3.8
   Net sales (purchases) of trading securities...........................................        306.3             (145.7)
   Insurance policy benefits.............................................................       (652.6)            (556.1)
   Interest expense......................................................................        (31.4)             (19.3)
   Policy acquisition costs..............................................................       (123.3)            (125.9)
   Other operating costs.................................................................       (140.3)            (124.0)
   Taxes.................................................................................          (.1)               (.9)
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        458.7               90.3
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      1,866.6            1,813.9
   Maturities and redemptions of investments.............................................        411.2              338.9
   Purchases of investments..............................................................     (2,515.8)          (2,512.8)
   Change in restricted cash.............................................................        (15.4)               2.5
   Other.................................................................................         (7.9)              (4.0)
                                                                                             ---------          ---------

     Net cash used by investing activities ..............................................       (261.3)            (361.5)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Issuance of common stock..............................................................          -                  3.3
   Payments to repurchase common stock...................................................          -                (29.6)
   Payments on notes payable.............................................................         (2.1)              (1.7)
   Amounts received for deposit products.................................................        402.5              494.2
   Withdrawals from deposit products.....................................................       (390.8)            (529.0)
   Investment borrowings.................................................................        (64.7)             229.4
   Dividends paid on preferred stock.....................................................          -                 (9.5)
                                                                                             ---------          ---------

     Net cash provided (used) by financing activities....................................        (55.1)             157.1
                                                                                             ---------          ---------

     Net increase (decrease) in cash and cash equivalents................................        142.3             (114.1)

Cash and cash equivalents, beginning of period...........................................        407.5              385.9
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   549.8          $   271.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2007 Form 10-K of Conseco, Inc.

     Conseco, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). The terms "Conseco", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries. We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

     OUT-OF-PERIOD ADJUSTMENTS

     During the three months ended March 31, 2008, we recorded the net effects of certain out-of-period adjustments which increased our net loss by $.6 million, with no effect on our earnings per share.

     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     As previously disclosed in our 2007 Form 10-K, we restated our financial statements for the years ended December 31, 2006 and 2005, along with affected Selected Consolidated Financial Data for 2004 and 2003, and quarterly financial information for 2006 and the first three quarters of 2007. Such conclusion was based on the significance of errors identified in 2007 during the procedures performed in an effort to remediate the material weakness in internal controls disclosed in our 2006 Form 10-K and subsequent quarterly filings with the U.S. Securities and Exchange Commission (the "SEC").

     The most significant errors related to adjustments to insurance policy benefits and the liabilities for insurance products in the specified disease and life blocks in the Conseco Insurance Group segment and in the long-term care block of business in the Other Business in Run-off segment identified in 2007 during the aforementioned remediation procedures.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     (iii) A key factor used to determine specified disease insurance liabilities for certain policies sold by one of our insurance subsidiaries prior to its acquisition by Conseco was incorrectly set to zero. This resulted in no insurance policy liability being established for these policies. This error relates to business in our Conseco Insurance Group segment. The $20.4 million total for this item includes the $18.3 million adjustment previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Conseco Insurance Group in our Form 10-Q for the quarterly period ended September 30, 2007.

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

     In addition, on February 28, 2008, the SEC's Office of the Chief Accountant informed us that the use of a method which prospectively changes reserve assumptions for long-term care policies when premium rate increases differ significantly from original assumptions is not consistent with the guidance of Statement of Financial Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60").

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

     Our restatement of previously issued financial statements for the year ended December 31, 2006 and quarterly information for 2006 and the first three quarters of 2007, included adjustments to eliminate the use of the prospective revision methodology. After the elimination of the additional reserves we established based on the prospective revision methodology, our liabilities for insurance products for long-term care policies in the two business segments with these blocks (Bankers Life and Other Business in Run-off) were not deficient in the aggregate, but our estimates of future earnings indicated that profits would be recognized in early periods and losses in later periods. In accordance with paragraph 37 of SFAS 60, we increased the liabilities for insurance products over the period of profits, by an amount necessary to offset losses that are expected to be recognized in later periods.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     The effects of the restatement adjustments on our consolidated financial statements are as follows:

Consolidated Statement of Operations

                                                                  Three months ended March 31, 2007
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $1,114.5      $  -              $  -            $  -         $1,114.5
                                                --------      ------            ------          ------       --------
       Benefits and expenses:
          Insurance policy benefits.........       801.3        19.6              (3.5)            -            817.4
          Interest expense..................        23.6         -                 -               -             23.6
          Amortization......................       116.2          .6                .5             (.2)         117.1
          Costs related to a
             litigation settlement..........        13.0         -                 -               -             13.0
          Other operating costs and
             expenses.......................       144.2         -                 -               -            144.2
                                                --------      ------            ------          ------       --------

             Total benefits and expenses....     1,098.3        20.2              (3.0)            (.2)       1,115.3
                                                --------      ------            ------          ------       --------

             Income  (loss) before income
               taxes........................        16.2       (20.2)              3.0              .2            (.8)

       Income tax expense (benefit).........         5.8        (7.3)              1.1              .1            (.3)
                                                --------      ------            ------          ------       --------

             Net income (loss)..............    $   10.4      $(12.9)           $  1.9          $   .1       $    (.5)
                                                ========      ======            ======          ======       ========


       Net income (loss) per share - basic..        $.01                                                        $(.07)
                                                    ====                                                        =====

       Net income (loss) per share -
            diluted.........................        $.01                                                        $(.07)
                                                    ====                                                        =====

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

Selected Consolidated Balance Sheet Accounts

                                                                           March 31, 2007
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Additional paid-in capital...........     $3,455.1     $  (4.8)         $  -             $ (.4)      $3,449.9
       Retained earnings....................        641.4       (28.7)           10.9             (.9)         622.7

Selected Consolidated Statement of Cash Flow Amounts

                                                                  Three months ended March 31, 2007
                                             ------------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Cash flows from operating activities:
          Net income (loss)..................      $ 10.4     $(12.9)          $ 1.9            $  .1        $  (.5)
          Amortization and depreciation......       123.4         .6              .5              (.2)        124.3
          Income taxes.......................         4.9       (7.3)            1.1               .1          (1.2)
          Insurance liabilities..............       157.3       19.6            (3.5)             -           173.4

       Net cash provided by operating
          activities.........................        90.3        -               -                -            90.3

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary for a fair statement of our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the SEC applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We have reclassified certain amounts from the prior periods to conform to the 2008 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     The balance sheet at December 31, 2007, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements.

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

     Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the notes entitled "Accounting for Derivatives" and "Investment Borrowings" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $361.2 million and $665.8 million at March 31, 2008 and December 31, 2007, respectively.

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of March 31, 2008 and December 31, 2007, were as follows (dollars in millions):

                                                                                         March 31,       December 31,
                                                                                           2008              2007
                                                                                           ----              ----
Net unrealized depreciation on investments............................................  $(1,006.0)         $(481.3)
Adjustment to value of policies inforce at the Effective Date.........................       36.7             18.3
Adjustment to cost of policies produced...............................................       94.1             43.7
Unrecognized net loss related to deferred compensation plan...........................       (7.2)            (7.3)
Deferred income tax asset.............................................................      316.8            153.3
                                                                                        ---------          -------

     Accumulated other comprehensive loss.............................................  $  (565.6)         $(273.3)
                                                                                        =========          =======

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

       A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                                                (Restated)
Net loss................................................................................       $(5.8)             $  (.5)
Preferred stock dividends...............................................................         -                  (9.5)
                                                                                               -----              -----

     Net loss applicable to common stock
       for basic and diluted earnings per share.........................................       $(5.8)             $(10.0)
                                                                                               =====              ======

Shares:
   Weighted average shares outstanding
     for basic and diluted earnings per share...........................................     184,653             150,936
                                                                                             =======             =======

     There were no dilutive common stock equivalents during the first three months of 2008 and 2007 because of the net loss recognized by the Company during such periods. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share, and the preferred stock dividends on the Class B mandatorily convertible preferred stock (related to the period prior to their conversion) are not added back to net income (loss) applicable to common stock.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three months ended March 31, 2008 and 2007, because doing so would have been antidilutive in such period (shares in thousands).

                                                                                       Three months ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                       2008          2007
                                                                                       ----          ----
       Equivalent common shares that were antidilutive during the period:
         Class B mandatorily convertible preferred stock........................         -         37,809
         Stock option and restricted stock plans................................        26            131
                                                                                        --         ------

                                                                                        26         37,940
                                                                                        ==         ======

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During the three months ended March 31, 2008 and 2007, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007.

     Basic earnings (loss) per common share is computed by dividing net income
(loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Restricted shares (including our performance shares) are not included in basic earnings (loss) per share until vested. Diluted earnings (loss) per share reflect the potential dilution

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

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

     BUSINESS SEGMENTS

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     Operating information by segment was as follows (dollars in millions):

                                                                                              Three months ended
                                                                                                    March 31,
                                                                                     ------------------------------------
                                                                                     2008                  2007
                                                                                     ----       -------------------------
                                                                                                 (Restated)  (As reported)
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities...........................................................  $   17.0        $   16.7      $   16.7
            Supplemental health.................................................     412.4           327.2         327.2
            Life................................................................      43.6            41.2          41.2
            Other...............................................................      24.0            26.9          26.9
       Net investment income (a)................................................     129.3           140.9         140.9
       Fee revenue and other income (a).........................................       1.6             1.2           1.2
                                                                                  --------        --------      --------

                Total Bankers Life revenues.....................................     627.9           554.1         554.1
                                                                                  --------        --------      --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health.................................................       2.2             2.5           2.5
            Life................................................................      41.9            26.5          26.5
            Other...............................................................        .3              .3            .3
       Net investment income (a)................................................       9.2             9.5           9.5
       Fee revenue and other income (a).........................................        .3              .2            .2
                                                                                  --------        --------      --------

                Total Colonial Penn revenues....................................      53.9            39.0          39.0
                                                                                  --------        --------      --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities...........................................................       2.7             2.9           2.9
            Supplemental health.................................................     145.1           150.4         150.4
            Life................................................................      83.8            86.3          86.3
            Other...............................................................       2.7             2.4           2.4
       Net investment income (a)................................................     129.3           175.4         175.4
       Fee revenue and other income (a).........................................        .7              .2            .2
                                                                                  --------        --------      --------

                Total Conseco Insurance Group revenues..........................     364.3           417.6         417.6
                                                                                  --------        --------      --------

    Other Business in Run-off:
       Insurance policy income - supplemental health............................      75.5            79.5          79.5
       Net investment income (a)................................................      50.5            47.0          47.0
       Fee revenue and other income (a).........................................        .1              .1            .1
                                                                                  --------        --------      --------

                Total Other Business in Run-off revenues........................     126.1           126.6         126.6
                                                                                  --------        --------      --------

    Corporate:
       Net investment income....................................................       9.4            10.0          10.0
       Fee and other income.....................................................       1.3             2.1           2.1
                                                                                  --------        --------      --------

                Total corporate revenues........................................      10.7            12.1          12.1
                                                                                  --------        --------      --------

                Total revenues..................................................   1,182.9         1,149.4       1,149.4
                                                                                  --------        --------      --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                                             Three months ended
                                                                                                   March 31,
                                                                                     ------------------------------------
                                                                                     2008                  2007
                                                                                     ----       -------------------------
                                                                                                (Restated)   (As reported)
Expenses:
    Bankers Life:
       Insurance policy benefits................................................  $  479.7       $  389.7       $  393.0
       Amortization.............................................................      75.0           82.0           81.4
       Other operating costs and expenses.......................................      44.1           36.9           36.9
                                                                                  --------       --------       --------

            Total Bankers Life expenses.........................................     598.8          508.6          511.3
                                                                                  --------       --------       --------

    Colonial Penn:
       Insurance policy benefits................................................      35.3           25.9           25.9
       Amortization.............................................................       7.4            4.8            4.8
       Other operating costs and expenses.......................................       7.5            3.7            3.7
                                                                                  --------       --------       --------

            Total Colonial Penn expenses........................................      50.2           34.4           34.4
                                                                                  --------       --------       --------

    Conseco Insurance Group:
       Insurance policy benefits................................................     240.2          276.9          252.4
       Amortization.............................................................      30.1           38.2           38.2
       Interest expense on investment borrowings................................       5.8            1.1            1.1
       Costs related to a litigation settlement.................................       -              6.5            6.5
       Other operating costs and expenses.......................................      64.9           67.9           67.9
                                                                                  --------       --------       --------

            Total Conseco Insurance Group expenses..............................     341.0          390.6          366.1
                                                                                  --------       --------       --------

    Other Business in Run-off:
       Insurance policy benefits................................................     102.6          124.9          130.0
       Amortization.............................................................       5.4            6.0            5.7
       Other operating costs and expenses.......................................      19.4           21.8           21.8
                                                                                  --------       --------       --------

            Total Other Business in Run-off expenses............................     127.4          152.7          157.5
                                                                                  --------       --------       --------

    Corporate:
       Interest expense on corporate debt.......................................      16.4           16.1           16.1
       Interest expense on variable interest entity.............................       6.5            6.4            6.4
       Costs related to a litigation settlement.................................       -              6.5            6.5
       Other operating costs and expenses.......................................      10.9           13.9           13.9
                                                                                  --------       --------       --------

            Total corporate expenses............................................      33.8           42.9           42.9
                                                                                  --------       --------       --------

            Total expenses......................................................   1,151.2        1,129.2        1,112.2
                                                                                  --------       --------       --------

    Income (loss) before income taxes:
       Bankers Life.............................................................      29.1           45.5           42.8
       Colonial Penn............................................................       3.7            4.6            4.6
       Conseco Insurance Group..................................................      23.3           27.0           51.5
       Other Business in Run-off................................................      (1.3)         (26.1)         (30.9)
       Corporate operations.....................................................     (23.1)         (30.8)         (30.8)
                                                                                  --------       --------       --------

            Income before income taxes..........................................  $   31.7       $   20.2       $   37.2
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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

                                                                                             Three months ended
                                                                                                   March 31,
                                                                                     ------------------------------------
                                                                                     2008                  2007
                                                                                     ----       -------------------------
                                                                                                 (Restated)  (As reported)
Total segment revenues..........................................................   $1,182.9       $1,149.4       $1,149.4
Net realized investment losses..................................................      (43.6)         (34.9)         (34.9)
                                                                                   --------       --------       --------

    Consolidated revenues.......................................................   $1,139.3       $1,114.5       $1,114.5
                                                                                   ========       ========       ========

Total segment expenses..........................................................   $1,151.2       $1,129.2       $1,112.2
Amortization related to net realized investment losses..........................       (2.8)         (13.9)         (13.9)
                                                                                   --------       --------       --------

    Consolidated expenses.......................................................   $1,148.4       $1,115.3       $1,098.3
                                                                                   ========       ========       ========

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, at the beginning of each policy year, a new index period begins. We are able to change the participation rate at the beginning of each index period, subject to contractual minimums. We typically buy call options referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities fluctuate in relation to changes in the values of these options. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment losses related to equity-indexed products were $34.4 million and $7.3 million in the three months ended March 31, 2008 and 2007, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $15.2 million and $51.2 million at March 31, 2008 and December 31, 2007, respectively. We classify these instruments as other invested assets. Pursuant to an annuity coinsurance agreement described below under the caption "Reinsurance", we continue to hold $.4 million of these options for the benefit of the assuming company until such options expire. All future cash flows (including any increases (decreases) in fair value) from these options are transferred to the assuming company. Such options are included in other invested assets, and we have established a liability for the amount due to the assuming company upon their expiration, based on the March 31, 2008 estimated market value of these options.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). In accordance with these requirements, the future cost of options on equity-indexed annuity products is treated as embedded derivatives. The Company does not purchase call options to hedge liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. These accounting requirements often create volatility in the earnings from these products. We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement. We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs") and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting SFAS 157. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $363.1 million at March 31, 2008 and $353.2 million at December 31, 2007. We maintain a specific block of investments in our trading securities account, which

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in the value of the embedded derivative.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2008, all of our counterparties were rated "A+" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $(2.6) million and $(1.0) million at March 31, 2008 and December 31, 2007, respectively. The adoption of SFAS 157 had no impact on the valuation of these embedded derivatives. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives provided corporate spreads remain constant.

     REINSURANCE

     The cost of reinsurance ceded totaled $38.6 million and $53.1 million in the three months ended March 31, 2008 and 2007, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $93.4 million and $60.4 million in the three months ended March 31, 2008 and 2007, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $131.2 million and $50.8 million in the three months ended March 31, 2008 and 2007, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $118.7 million and $37.6 million in the three months ended March 31, 2008 and 2007, respectively. The increase in premiums assumed under these agreements in 2008 resulted from an agreement whereby we are assuming 50 percent of the Private-Fee-For-Service ("PFFS") business written by Coventry under one large group policy effective July 1, 2007.

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     On October 12, 2007, we completed a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with Reassure America Life Insurance Company ("REALIC"), a subsidiary of Swiss Re Life & Health America Inc. The transaction was recorded in our financial statements on September 28, 2007, the date the parties were bound by the coinsurance agreement and all regulatory approvals had been obtained. In the transaction, REALIC: (i) paid a ceding commission of $76.5 million; and (ii) assumed the investment and persistency risk of these policies. Our insurance subsidiaries ceded approximately $2.8 billion of policy and other reserves to REALIC, as well as transferred the invested assets backing these policies on October 12, 2007. Our insurance subsidiaries remain primarily liable to the policyholders in the event REALIC does not fulfill its obligations under the agreements. Accordingly, our insurance liabilities continue to include the amounts ceded for these policies, which is offset by a corresponding amount in reinsurance receivables. The coinsurance transaction had an effective date of January 1, 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                                                (Restated)
Current tax expense......................................................................      $  .6              $ .5
Deferred tax benefit.....................................................................       (3.9)              (.8)
                                                                                               -----              ----

         Income tax benefit on period income.............................................      $(3.3)             $(.3)
                                                                                               =====              ====

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                                                (Restated)
U.S. statutory corporate rate............................................................       (35.0)%           (35.0)%
Other nondeductible expense (benefit)....................................................        13.1               3.4
State taxes..............................................................................       (14.9)               .7
Provision for tax issues, tax credits and other..........................................          .5              (6.6)
                                                                                                -----             -----

         Effective tax rate..............................................................       (36.3)%           (37.5)%
                                                                                                =====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            March 31,         December 31,
                                                                                               2008               2007
                                                                                               ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................       $  904.3          $  892.1
       Non-life companies.............................................................          847.6             843.8
    Net state operating loss carryforwards............................................           31.4              32.1
    Tax credits.......................................................................           13.7              13.7
    Capital loss carryforwards........................................................          256.1             259.7
    Deductible temporary differences:
       Insurance liabilities..........................................................        1,038.2           1,074.6
       Unrealized depreciation of investments.........................................          316.8             153.3
       Reserve for loss on loan guarantees............................................           68.5              71.9
       Other..........................................................................           20.7               4.4
                                                                                             --------          --------

         Gross deferred tax assets....................................................        3,497.3           3,345.6
                                                                                             --------          --------

Deferred tax liabilities:
    Actively managed fixed maturities.................................................          (17.0)            (32.8)
    Value of policies inforce at the Effective Date and cost of policies produced.....         (733.1)           (732.9)
                                                                                             --------          --------

         Gross deferred tax liabilities...............................................         (750.1)           (765.7)
                                                                                             --------          --------

         Net deferred tax assets before valuation allowance...........................        2,747.2           2,579.9

Valuation allowance...................................................................         (672.9)           (672.9)
                                                                                             --------          --------

         Net deferred tax assets......................................................        2,074.3           1,907.0

Current income taxes prepaid..........................................................            2.2               2.4
                                                                                             --------          --------

         Income tax assets, net.......................................................       $2,076.5          $1,909.4
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

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2008 will be approximately $587 million (including $445 million of unused amounts carried forward from prior years).

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.50% convertible debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit) on the use of our net operating loss carryforwards to offset future taxable income, but we would be able to continue to carry forward unused amounts from prior years. The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.3 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our net operating loss carryforwards.

     At March 31, 2008, we have a valuation allowance of $672.9 million against our net deferred income tax assets as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Based upon our current projections of future income that we completed at December 31, 2007, we believe that we will more likely than not recover $2.1 billion of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     As of March 31, 2008, we had $5.0 billion of NOLs and $.7 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                 Total loss carryforwards
                      ---------------------    Capital loss        Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2008 ......      $    -     $    -          $573.4             $  573.4              $573.4          $    -
     2009.......           -           .9          86.1                 87.0                  .9              86.1
     2010.......           -          1.0           -                    1.0                 1.0               -
     2011.......           -           .1           -                     .1                  .1               -
     2012.......           -         10.6          72.2                 82.8                10.6              72.2
     2016.......          16.9        -             -                   16.9                16.9               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)   20.3           -                2,190.9                64.4           2,126.5
     2020.......           -          2.5           -                    2.5                 2.5               -
     2021.......          61.8        -             -                   61.8                 -                61.8
     2022.......         266.2         .6           -                  266.8                 -               266.8
     2023.......          34.9    2,092.9 (a)       -                2,127.8                71.7           2,056.1
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        158.3           -                  158.3                 -               158.3
     2028.......           -         11.0           -                   11.0                 -                11.0
                      --------   --------        ------             --------              ------          --------
     Total......      $2,583.6   $2,421.8        $731.7             $5,737.1              $774.7          $4,962.4
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

     We had deferred tax assets related to NOLs for state income taxes of $31.4 million and $32.1 million at March 31, 2008 and December 31, 2007, respectively. The related state NOLs are available to offset future state taxable income in certain states through 2015.

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

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of March 31, 2008 and December 31, 2007 (dollars in millions):

                                                                                             March 31,        December 31,
                                                                                               2008               2007
                                                                                               ----               ----
3.50% convertible debentures............................................................    $  330.0           $  330.0
Secured credit agreement................................................................       863.4              865.5
Unamortized discount on convertible debentures..........................................        (1.7)              (1.8)
                                                                                            --------           --------

     Direct corporate obligations.......................................................    $1,191.7           $1,193.7
                                                                                            ========           ========

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     During the first three months of 2008, we made scheduled principal payments totaling $2.1 million on our secured credit agreement ("Second Amended Credit Facility"). There were $6.6 million and $6.8 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at March 31, 2008 and December 31, 2007, respectively.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent. The base rate is equal to 1 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's Investors Service, Inc. ("Moody's") and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At March 31, 2008, the interest rate on our Second Amended Credit Facility was 4.7 percent.

       The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       Remainder of 2008.............................   $    6.6
       2009..........................................        8.7
       2010..........................................      338.8
       2011..........................................        8.7
       2012..........................................        8.8
       2013..........................................      821.8
                                                        --------

                                                        $1,193.4
                                                        ========

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

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 21 percent at March 31, 2008); (ii) an interest coverage ratio greater than or equal to 2.0 to 1 for each rolling four quarters (such ratio exceeded the minimum requirement for the four quarters ending March 31, 2008);
(iii) an aggregate risk-based capital ratio, as defined in the Second Amended Credit Facility, greater than or equal to 250 percent for each quarter (such ratio exceeded the minimum risk-based capital requirements at March 31, 2008); and (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at March 31, 2008 exceeded such requirement).

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at March 31, 2008 and December 31, 2007. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas. Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility (of which, only $200.0 million may be paid in the year beginning June 12, 2007). We have repurchased $87.2 million of our common stock (of which $57.6 million was paid in the year beginning June 12, 2007). No repurchases were made in the first three months of 2008.

     INVESTMENT BORROWINGS

     In the first quarter of 2007, one of the Company's insurance subsidiaries (Conseco Life Insurance Company, "Conseco Life") became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings. At March 31, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings from the FHLBI totaled $450.0 million as of March 31, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $514.4 million at March 31, 2008, which are maintained in a custodial account for the benefit of the FHLBI. Conseco Life recognized interest expense of $5.7 million and $.9 million in the first three months of 2008 and 2007, respectively, related to the borrowings.

     The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                   at March 31, 2008
                       --------                  ----                   -----------------
                       $  54.0              May 2012                   Variable rate - 3.093%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 4.437%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

     At March 31, 2008, investment borrowings consisted of: (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $387.8 million of securities issued to other entities by a variable interest entity ("VIE") which is consolidated in our financial statements; and (iii) other borrowings of $10.5 million.

     At December 31, 2007, investment borrowings consisted of: (i) collateralized borrowings of $450.0 million; (ii) $452.3 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $10.7 million.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2007.................................................    184,652

    Shares issued under employee benefit compensation plans..................          4 (a)
                                                                                 -------

Balance at March 31, 2008....................................................    184,656
                                                                                 =======

---------
     (a) Such amount was reduced by one thousand shares which were tendered for the payment of federal and state taxes owed on the issuance of restricted stock.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $11.0 million and $14.4 million during the three months ended March 31, 2008 and 2007, respectively. Amounts amortized totaled $4.0 million and $5.1 million during the three months ended March 31, 2008 and 2007, respectively. The unamortized balance of deferred sales inducements at March 31, 2008 and December 31, 2007 was $156.0 million and $149.0 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $239.3 million and $252.8 million at March 31, 2008 and December 31, 2007, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pending Accounting Standards

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entities derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

     Adopted Accounting Standards

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure many financial instruments and certain other items, including insurance contracts, at fair value (on an instrument-by-instrument basis) that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 on January 1, 2008. We did not elect the fair value option for any of our financial assets or liabilities.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements. We adopted SFAS 157 on January 1, 2008, except as further described below. SFAS 157 required us to value the embedded derivatives associated with our equity-indexed annuity products reflecting a hypothetical market perspective for fair value measurement. We recorded a charge of $1.8 million to net income (after the effects of the amortization of insurance acquisition costs and income taxes) attributable to changes in the fair value of the embedded derivative as a result of adopting SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delays the effective date (to fiscal years beginning after November 15, 2008) of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect it to have a material effect on its consolidated financial position, results of operations or cash flows.

     In April 2007, FASB issued Interpretation 39-1 "Amendment of FASB Interpretation No. 39" ("FIN 39-1"). FIN 39-1 amends FIN 39, "Offsetting of Amounts Related to Certain Contracts", to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. FIN 39-1 also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN 39-1, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. All collateral is maintained in a tri-party custodial account. At March 31, 2008, $6.1 million of derivative liabilities have been offset against derivative assets executed with the same counterparty under master netting arrangements. We adopted FIN 39-1 on January 1, 2008.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 resulted in a $6.0 million increase to additional paid-in capital during the first three months of 2007. The Company classifies interest and, if applicable, penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in the first three months of 2008 and 2007. The liability for accrued interest was not significant at March 31, 2008 or December 31, 2007.

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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of our Predecessor and alleged problems in Conseco Finance Corp.'s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. This motion was denied on September 12, 2007. James S. Adams filed for bankruptcy on July 29, 2005, Case No. 1:02-cv-1332-DFH-TAB (Southern District, Indiana). Plaintiffs filed their motion for class certification on May 2, 2008. The matter is scheduled for a jury trial on May 10, 2010. We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. We do not believe that the potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleged, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code
Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it had reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions. At the May 21, 2007 fairness hearing, the court granted final approval of the settlement and issued an order doing so on June 8, 2007. The Court entered final judgment in the case on July 5, 2007. We began implementing the settlement with the inforce and certain former policyholders in the last half of 2007. We previously recognized costs related to this litigation totaling $267.2 million (none of which was recognized in the first three months of 2008).

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     Three other cases remain pending with respect to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". On May 24, 2005 a purported class action lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois, transferred to California and consolidated and coordinated with MDL 1610. Also, a lawsuit was filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves approximately 800 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. In the recently settled matter Cost of Insurance Cases, Judicial Counsel Coordination Proceeding No. 4384 (Judicial Counsel of California) one plaintiff's claims remain, those of Marvin Barenblat, and he will be filing an amended complaint within this proceeding in the near future.

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

     On January 16, 2008, a purported class action was filed in the Superior Court of the State of California for the County of Alameda, Robin Fletcher individually, and on behalf of all others similarly situated vs. Bankers Life and Casualty Company, and Does 1 through 100, Case No. RG08366328. In her complaint, plaintiff alleged nonpayment by Bankers Life and Casualty Company of overtime wages, failure to provide meal and rest periods, failure to reimburse expenses, and failure to provide accurate wage statements to its sales representatives in the State of California for the time period January 16, 2004 to present. Additionally, the complaint alleges failure to pay wages on termination and unfair business practices. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

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

     On November 3, 2006, an action was filed in the United States District Court for the Central District of California Ruth Ross v. Pioneer National Life Insurance Company and Washington National Insurance Company, Case No. CV 06 7081. In that case, the plaintiff alleged breach of contract, bad faith and violation of California consumer protection laws in the handling of her claim for benefits under a Washington National Insurance Company policy of long-term care insurance. The Company paid out in excess of the $150,000 per occurrence maximum benefit and declined to pay additional claims, but the plaintiff contended that she should have received the balance of a $250,000 lifetime maximum benefit. The parties disagreed as to whether the plaintiff's continuing confinement was caused by one or more than one occurrence as defined under the policy. In her complaint, the plaintiff claimed loss of benefits of $.1 million, and compensatory damages for mental anguish of $.9 million, together with punitive damages of $5 million plus attorney fees, interest and costs of litigation. The matter was scheduled for jury trial May 27, 2008. At a mediation conducted on April 23, 2008, the matter was resolved on a confidential basis and will be dismissed with prejudice. The amount recognized as expense in 2008 related to the settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

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

     On March 19, 2008 a purported class action was filed in the United States District Court for the Western District of Washington, Susan W. Taylor and Curtis L. Welch, on behalf of themselves and all others similarly situated v. Bankers Life and Casualty Co., Case No. C08-0447JCC. The case was filed on behalf of all persons in the state of Washington who since

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

1988 purchased long or short-term convalescent care (commonly referred to as long-term care) insurance policies from Bankers Life and Casualty Co. The complaint alleges damages from increases in premiums for such policies in causes of action alleging unfair or deceptive practices under Washington's Consumer Protection Act, breach of contract and bad faith. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On March 4, 2008, a Complaint was filed in the United Stated District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS. Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company on September 26, 1995. Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to Business & Professions Code
Section 17200 and Declaratory Relief. The putative class consists of "All owners of Valulife and Valuterm `universal life' insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life. The class does not include officers or actuaries (or their immediate families) of Massachusetts General, Philadelphia Life, Conseco Life or any of their parent companies, including Conseco, Inc." Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until around 2011. Our responsive pleading to plaintiff's complaint is due by June 3, 2008. Plaintiff has not yet filed a motion for certification of the class, and we intend to oppose any form of class treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits, including purported class actions, related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

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

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of March 31, 2008, we have paid $13.7 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At March 31, 2008, we estimated

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

that approximately $10.0 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $10.2 million will be paid to the former holders of our Predecessor's trust preferred securities (of which $5.8 million is held in a segregated cash account related to amounts already collected).

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

     The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Conseco Senior Health Insurance Company ("Conseco Senior") and Bankers Life and Casualty Company, as well as the sales and marketing practices of Bankers Life and Casualty Company. This examination commenced in July 2007 and on May 7, 2008, Conseco announced a settlement among the state insurance regulators and Conseco Senior and Bankers Life and Casualty Company. This examination covered the years 2005, 2006 and 2007. More than 40 states are parties to the settlement, under which Conseco will pay a fine of up to $2.3 million, with an additional $10 million payable in the event Conseco fails to meet the process improvement benchmarks over the next two-and-a-half years. Conseco will review certain claims from 2005-2007 and provide up to $4 million of remediation. The fine and remediation cost were accrued in 2007. In addition, the settlement requires Conseco to implement a detailed process improvement plan designed to achieve performance standards for the timely processing of claims and complaints and other processes as part of an improvement program undertaken by the Company in 2007. Under that program, Conseco is moving several long-term care back-office functions to the Long-Term Care Group, Inc. to better manage the Conseco Senior business and improve customer service, and Conseco is investing $26 million on system enhancements and business process improvements over the next two-and-a-half years. The process improvement plan will be monitored by the lead states.

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

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                ----------------------
                                                                                                2008              2007
                                                                                                ----              ----
                                                                                                                (Restated)
Cash flows from operating activities:
   Net loss.............................................................................       $  (5.8)         $   (.5)
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation....................................................         121.9            124.3
       Income taxes.....................................................................          (3.4)            (1.2)
       Insurance liabilities............................................................         118.4            173.4
       Accrual and amortization of investment income....................................           4.0               .7
       Deferral of policy acquisition costs.............................................        (123.3)          (125.9)
       Net realized investment losses...................................................          43.6             34.9
       Net sales (purchases) of trading securities......................................         306.3           (145.7)
       Other............................................................................          (3.0)            30.3
                                                                                               -------          -------

         Net cash provided by operating activities......................................       $ 458.7          $  90.3
                                                                                               =======          =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................          $1.9             $2.2
     Reduction of tax liabilities related to various contingencies recognized
       at the fresh-start date in conjunction with adoption of FIN 48...................           -                6.0

     At March 31, 2008 and December 31, 2007, restricted cash and cash equivalents consisted of: (i) $27.6 million and $16.1 million, respectively, held by a VIE; (ii) $5.8 million and $1.9 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS; and (iii) $3.1 million and $3.1 million, respectively, held in an escrow account pursuant to a litigation settlement.

     INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity, that is a VIE under Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities, revised December 2003" ("FIN 46R"). The following is description of our significant investment in a VIE:

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. The carrying value of our investment in Fall Creek was $51.9 million and $47.0 million at March 31, 2008 and December 31, 2007, respectively.

     The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio would not have been met and was amended. Subsequent to the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $83.5 million. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances), $5 million of which was contributed through March 31, 2008.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, we adopted SFAS 157 which clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements. SFAS 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. The disclosure requirements of SFAS 157 are intended to provide users of financial statements with the ability to assess the reliability of an entity's fair value measurements. The initial adoption of SFAS 157 resulted in a charge of $1.8 million to net income (after the effects of the amortization of insurance acquisition costs and income taxes), attributable to changes in the liability for the embedded derivatives associated with our equity-indexed annuity products. The change resulted from the incorporation of risk margins into the estimated fair value calculation for this liability.

     Definition of Fair Value

     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. We hold fixed maturities, equity securities, derivatives, separate account assets and embedded derivatives, which are carried at fair value.

     The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. Financial instruments with readily available active quoted prices would be considered to have fair values based on the highest level of observable inputs, and little judgment would be utilized in measuring fair value. Financial instruments that rarely trade would be considered to have fair value based on a lower level of observable inputs, and more judgment would be utilized in measuring fair value.

     Valuation Hierarchy

     SFAS 157 establishes a three-level hierarchy for valuing assets or liabilities at fair value based on whether inputs are observable or unobservable.

     o Level 1 - includes assets and liabilities valued using inputs that are quoted prices in active markets for identical assets or liabilities. Our Level 1 assets include exchange traded securities and U.S. Treasury securities.

     o Level 2 - includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data. Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs such as interest rate, credit spread, reported trades, broker/dealer quotes, issuer spreads and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; and non-exchange-traded derivatives such as call options to hedge liabilities related to our equity-indexed annuity products.

     o Level 3 - includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions. Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information. Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities. Additionally, the Company's liabilities for embedded derivatives (including embedded derivates related to our equity-indexed annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

     At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value. This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment.

     The vast majority of our fixed maturity securities and separate account assets use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value. We review these prices to determine if they are consistent with a variety of observable inputs and in an effort to verify their validity. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, are considered in determining whether the price from the pricing services, as well as the change in price from quarter to quarter, are reasonable.

     For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes. These broker quotes represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.

     Certain of our investments do not have readily determinable market prices and/or observable inputs. For these securities, we use internally developed valuations. Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.

     The classification of fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, is determined based on the consideration of several inputs including closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options; market interest rates; and non-performance risk. For certain embedded derivatives, we may use actuarial assumptions in the determination of fair value.

     The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products is as follows (dollars in millions):

                                               Quoted prices
                                             in active markets Significant other   Significant
                                           for identical assets   observable      unobservable
                                              or liabilities        inputs           inputs
                                                 (Level 1)         (Level 2)        (Level 3)           Total
                                                 ---------         ---------        ---------           -----
Assets:
   Actively managed fixed maturities........       $121.5          $17,931.7          $2,106.1         $20,159.3
   Equity securities........................          -                  -                34.4              34.4
   Trading securities.......................        219.9              131.9               9.4             361.2
   Other invested assets....................          -                 47.7 (a)           4.3 (b)          52.0
   Assets held in separate accounts.........          -                 25.0               -                25.0

Liabilities:
   Liabilities for insurance products
     Embedded derivative instruments........       $  -            $     -            $  365.9 (c)     $   365.9

-------------
     (a)  Includes corporate-owned life insurance and derivatives.
     (b)  Includes equity-like holdings in special-purpose entities.
     (c) Includes $363.1 million of embedded derivatives associated with our equity-indexed annuity products and $2.8 million of embedded derivatives associated with a modified coinsurance agreement.

                         CONSECO, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               -------------------

       The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

                                                                                                   Embedded derivative
                                                 Actively                                 Other   instruments included
                                               managed fixed    Equity       Trading    invested   in liabilities for
                                                maturities    securities   securities    assets    insurance products
                                                ----------    ----------   ----------    ------    ------------------
Assets:
   Beginning balance as of
       December 31, 2007....................     $1,924.3       $34.5         $11.8        $4.3           $(354.6)
     Purchases, sales, issuances and
       settlements, net.....................        189.2         -            (1.6)        -                14.0
     Total realized and unrealized gains (losses):
       Included in net loss.................        (13.7)        -             (.8)        -               (25.3)
       Included in other comprehensive
         income (loss)......................          6.3         (.1)          -           -                 -
     Transfers in and/or (out) of Level 3...           -          -             -           -                 -
                                                 --------       -----         -----        ----           -------

   Ending balance as of March 31, 2008......     $2,106.1       $34.4         $ 9.4        $4.3           $(365.9)
                                                 ========       =====         =====        ====           =======

   Amount of total gains (losses) for the
     period included in our net loss
     relating to assets and liabilities
     still held as of the reporting date....       $(14.7)      $ -            $(.6)       $ -             $(25.3)
                                                   ======       =====          ====        ====            ======

     Realized and unrealized investment gains and losses presented in the preceding table represent gains and losses during the time the applicable financial instruments were classified as Level 3.

     Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and reinsurer accounts and other special purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or other comprehensive income (loss) within shareholders' equity based on the appropriate accounting treatment for the instrument.

     Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.

     We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no such transfers in the three month period ending March 31, 2008.

     The amount presented for gains (losses) included in our net loss for assets and liabilities still held as of the reporting date primarily represents impairments for actively managed fixed maturities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivative instruments included in liabilities for insurance products that exist as of the reporting date.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at March 31, 2008, and the consolidated results of operations for the three months ended March 31, 2008 and 2007, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of our 2007 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; a fourth segment comprised of other business in run-off; and corporate operations. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through career agents and sales managers. Bankers Life and Casualty Company markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry.

     o Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company ("Colonial Penn"), markets graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through independent marketing organizations that represent independent agents. This segment markets its products under the "Conseco" and "Washington National" brand names. Conseco Insurance Group includes the business of Conseco Health, Conseco Life, Conseco Insurance Company and Washington National Insurance Company, other than any run-off long-term care and major medical insurance issued by those companies. Such run-off business is included in the Other Business in Run-off segment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. The Other Business in Run-off segment is primarily comprised of long-term care business issued by Conseco Senior and Washington National Insurance Company, subsidiaries that were acquired in 1996 and 1997, respectively.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     Volatility in Credit Markets

     Many portions of the credit market have recently experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of uncertainty arising from relatively poor performance in sectors of the mortgage market and the impact of related losses on market participants. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in mortgage related securities and many structured securities, including collateralized mortgage-backed securities. During the first quarter of 2008, these market conditions contributed to the $.5 billion increase in net unrealized investment losses (before amortization of insurance acquisition costs and income taxes) related to our $20.2 billion investment portfolio of fixed maturity securities. This increase in net unrealized investment losses reflects increased risk premium for certain security types, partially offset by the effects of a lower risk-free interest rate environment. We believe these credit market conditions have contributed to a higher level of impairments in our investment portfolio. We expect to experience continued volatility in the valuation of our fixed maturity securities, as well as higher level of credit-related investment losses, potentially including additional impairments of our investment portfolio.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2007 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                -----------------------
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                                                (Restated)
Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
    Bankers Life........................................................................      $ 29.1              $ 45.5
    Colonial Penn.......................................................................         3.7                 4.6
    Conseco Insurance Group.............................................................        23.3                27.0
    Other Business in Run-off...........................................................        (1.3)              (26.1)
    Corporate operations................................................................       (23.1)              (30.8)
                                                                                              ------              ------

                                                                                                31.7                20.2
                                                                                              ------              ------
Net realized investment gains (losses), net of related amortization:
    Bankers Life........................................................................       (16.8)               (4.5)
    Colonial Penn.......................................................................         (.6)                (.2)
    Conseco Insurance Group.............................................................        (8.8)              (16.1)
    Other Business in Run-off...........................................................         2.0                 (.2)
    Corporate operations................................................................       (16.6)                -
                                                                                              ------              ------

                                                                                               (40.8)              (21.0)
                                                                                              ------              ------
Income (loss) before income taxes:
    Bankers Life........................................................................        12.3                41.0
    Colonial Penn.......................................................................         3.1                 4.4
    Conseco Insurance Group.............................................................        14.5                10.9
    Other Business in Run-off...........................................................          .7               (26.3)
    Corporate operations................................................................       (39.7)              (30.8)
                                                                                              ------              ------

       Loss before income taxes.........................................................      $ (9.1)             $  (.8)
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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Colonial Penn segment, which utilizes direct response marketing, and through our Conseco Insurance Group segment, which utilizes professional independent producers. Our Other Business in Run-off segment consists of: (i) long-term care products sold in prior years through independent agents; and (ii) a very small amount of major medical insurance. Most of the long-term care business in run-off relates to business written by certain subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                                                (Restated)
Premium collections:
     Annuities............................................................................  $    229.1            $  212.2
     Supplemental health..................................................................       435.5               366.3
     Life.................................................................................        48.0                48.1
                                                                                           -----------            --------

       Total collections..................................................................  $    712.6            $  626.6
                                                                                            ==========            ========

Average liabilities for insurance products:
       Annuities:
         Mortality based..................................................................   $   198.4            $  280.9
         Equity-indexed...................................................................     1,043.6               657.4
         Deposit based....................................................................     4,497.8             4,551.3
       Health.............................................................................     3,768.1             3,461.7
       Life:
         Interest sensitive...............................................................       380.1               355.8
         Non-interest sensitive...........................................................       335.9               276.3
                                                                                             ---------            --------

         Total average liabilities for insurance
           products, net of reinsurance ceded.............................................   $10,223.9            $9,583.4
                                                                                             =========            ========

Revenues:
     Insurance policy income..............................................................   $   497.0            $  412.0
     Net investment income:
       General account invested assets....................................................       149.4               140.7
       Equity-indexed products............................................................       (17.3)               (3.0)
       Other special-purpose portfolios...................................................        (2.8)                3.2
     Fee revenue and other income.........................................................         1.6                 1.2
                                                                                             ---------            --------

         Total revenues...................................................................       627.9               554.1
                                                                                             ---------            --------

Expenses:
     Insurance policy benefits............................................................       438.5               342.6
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products...............................................        44.2                44.7
       Equity-indexed products............................................................        (3.0)                2.4
     Amortization related to operations...................................................        75.0                82.0
     Other operating costs and expenses...................................................        44.1                36.9
                                                                                             ---------            --------

         Total expenses...................................................................       598.8               508.6
                                                                                             ---------            --------

Income before net realized investment losses, net of related amortization
   and income taxes.......................................................................        29.1                45.5
                                                                                             ---------            --------

     Net realized investment losses.......................................................       (19.3)               (5.2)
     Amortization related to net realized investment losses...............................         2.5                  .7
                                                                                             ---------            --------

         Net realized investment losses, net of related amortization .....................       (16.8)               (4.5)
                                                                                             ---------            --------

Income before income taxes................................................................   $    12.3            $   41.0
                                                                                             =========            ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                                                (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits........................................................         $390.1            $297.9
       Benefit ratio (a)................................................................          89.4%             84.1%

     Medicare supplement:
       Insurance policy benefits........................................................         $104.3            $105.3
       Benefit ratio (a)................................................................          64.6%             64.6%

     PDP and PFFS:
       Insurance policy benefits........................................................         $111.5             $35.2
       Benefit ratio (a)................................................................          93.9%             93.3%

     Long-term care:
       Insurance policy benefits........................................................         $174.3            $157.4
       Benefit ratio (a)................................................................         111.6%            102.7%
       Interest-adjusted benefit ratio (b)..............................................         79.0 %             72.1%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $50.9 million and $46.8 million in the three months ended March 31, 2008 and 2007, respectively.

     Total premium collections were $712.6 million in the first quarter of 2008, up 14 percent from 2007. Premium collections include $116.4 million and $38.6 million in the first quarters of 2008 and 2007, respectively, of premiums

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

collected pursuant to the quota-share agreements with Coventry. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $10.2 billion in the first quarter of 2008, up 6.7 percent from 2007. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $118.7 million and $37.6 million in the first quarters of 2008 and 2007, respectively, of premium income from the quota-share agreements with Coventry.

     Net investment income on general account invested assets (which excludes income on policyholder accounts) was $149.4 million in the first quarter of 2008, up 6.2 percent from 2007. The average balance of general account invested assets was $10.4 billion and $9.7 billion in the first quarters of 2008 and 2007, respectively. The average yield on these assets was 5.76 percent and 5.78 percent in the first quarters of 2008 and 2007, respectively. The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment losses related to equity-indexed products were $21.1 million and $3.0 million in the first quarters of 2008 and 2007, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income was $3.8 million in the first quarter of 2008. There was no such trading account income in the first quarter of 2007. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. Our results for the first quarter of 2008 were affected by a reduction to earnings of $7 million related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $2.0 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents. The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $(2.8) million and $.5 million in the first quarters of 2008 and 2007, respectively. Also during the first quarter of 2007, we recognized a death benefit of $2.7 million under the COLI as income.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected the release of reserve redundancies from prior years of $3.9 million and $2.9 million in the first three months of 2008 and 2007, respectively. Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 67.1 percent and 66.4 percent in the first three months of 2008 and 2007, respectively. Such ratios are consistent with our expectations considering premium rate increases implemented in recent periods.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The insurance policy benefits on our prescription drug plan ("PDP") and PFFS business result from our quota-share reinsurance agreements with Coventry. We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. Effective July 1, 2007, we entered into a new PFFS quota-share reinsurance agreement to assume 50 percent of the business written by Coventry under one large group policy.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 111.6 percent and 102.7 percent in the first quarters of 2008 and 2007, respectively. The interest-adjusted benefit ratio on this business was 79.0 percent and 72.1 percent in the first quarters of 2008 and 2007, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $(2.7) million and $3.4 million in the first quarters of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our benefit ratios would have been
109.9 percent and 104.9 percent in the first quarters of 2008 and 2007, respectively. The benefit ratio reflected an increase in the number of incurred claims in 2008.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented these rate increases. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of March 31, 2008, all such filings had been submitted for regulatory approval, and approximately 44 percent of the rate increases had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next six months.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $44.2 million in the first quarter of 2008, down 1.1 percent from 2007. The weighted average crediting rate for these products was 3.6 percent in both the first quarters of 2008 and 2007.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $75.0 million in the first quarter of 2008 compared to $82.0 million in the first quarter of 2007. During the first quarters of 2008 and 2007, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million and $18.9 million in the first three months of 2008 and 2007 respectively. We believe such increases were partially related to competition from Medicare Advantage products.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Other operating costs and expenses in our Bankers Life segment were $44.1 million in the first quarter of 2008, up 20 percent from 2007. Other operating costs and expenses include the following (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
       Expenses related to the marketing and quota-share
          agreements with Coventry...........................................................    $ 8.4            $  2.8
       Commission expense....................................................................      4.9               5.2
       Other operating expenses..............................................................     30.8              28.9
                                                                                                 -----             -----

          Total..............................................................................    $44.1             $36.9
                                                                                                 =====             =====

     Net realized investment losses fluctuate each period. During the first three months of 2008, net realized investment losses in this segment included $1.9 million of net gains from the sales of investments (primarily fixed maturities), net of $21.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2007 we recognized net realized investment losses in this segment of $5.2 million from the sales of investments (primarily fixed maturities). There were no writedowns in the first quarter of 2007.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $2.5 million and $.7 million in the first three months of 2008 and 2007, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Colonial Penn (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
Premium collections:
     Life.................................................................................     $ 42.9             $ 26.7
     Supplemental health..................................................................        2.3                2.6
                                                                                               ------             ------

       Total collections..................................................................     $ 45.2             $ 29.3
                                                                                               ======             ======

Average liabilities for insurance products:
     Annuities-mortality based............................................................     $ 87.2             $ 89.5
     Health...............................................................................       21.5               23.5
     Life:
         Interest sensitive...............................................................       25.0               26.8
         Non-interest sensitive...........................................................      561.4              558.7
                                                                                               ------             ------

           Total average liabilities for insurance
              products, net of reinsurance ceded..........................................     $695.1             $698.5
                                                                                               ======             ======

Revenues:
     Insurance policy income..............................................................     $ 44.4             $ 29.3
     Net investment income:
       General account invested assets....................................................        9.7                9.5
       Trading account income related to reinsurer accounts...............................        (.5)                .9
       Change in value of embedded derivative related
         to a modified coinsurance agreement..............................................        -                  (.9)
     Fee revenue and other income.........................................................         .3                 .2
                                                                                               ------             ------

         Total revenues...................................................................       53.9               39.0
                                                                                               ------             ------

Expenses:
     Insurance policy benefits............................................................       35.0               25.6
     Amounts added to annuity and interest-sensitive life product
         account balances.................................................................         .3                 .3
     Amortization related to operations...................................................        7.4                4.8
     Other operating costs and expenses...................................................        7.5                3.7
                                                                                               ------             ------

         Total expenses...................................................................       50.2               34.4
                                                                                               ------             ------

Income before net realized investment losses and income taxes.............................        3.7                4.6

       Net realized investment losses.....................................................        (.6)               (.2)
                                                                                               ------             ------

Income before income taxes................................................................     $  3.1             $  4.4
                                                                                               ======             ======

     Total premium collections were $45.2 million in the first quarter of 2008, up 54 percent from 2007. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded, were $.7 billion in both the first quarters of 2008 and 2007.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. See "Premium Collections" for further analysis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.7 million in the first quarter of 2008, up 2.1 percent from 2007. The average balance of general account invested assets was $678.9 million and $684.1 million in the first quarters of 2008 and 2007, respectively. The average yield on these assets was
5.75 percent and 5.58 percent in the first quarters of 2008 and 2007, respectively.

     Trading account income related to reinsurer accounts represents the income on trading securities, which were designed to act as hedges for embedded derivatives related to a modified coinsurance agreement. The income on our trading account securities was designed to be substantially offset by the change in value of embedded derivatives related to the modified coinsurance agreement described below. As a result of the recapture of a modified coinsurance agreement in the fourth quarter of 2007, such trading account securities were sold in the first quarter of 2008.

     Change in value of embedded derivatives related to a modified coinsurance agreement is described in the note to our consolidated financial statements entitled "Accounting for Derivatives." We had transferred the specific block of investments related to this agreement to our trading account, which we carried at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivative was largely offset by the change in value of the trading securities. As a result of the recapture of the modified coinsurance agreement in the fourth quarter of 2007, the embedded derivative related to the agreement was eliminated.

     Insurance policy benefits fluctuated as a result of: (i) the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods.

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

     Other operating costs and expenses in our Colonial Penn segment increased by 103 percent, to $7.5 million, in the first quarter of 2008 as compared to the same period in 2007 primarily due to: (i) the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods.

     Net realized investment gains (losses) fluctuate each period. During the first three months of 2008, net realized investment losses in this segment included $.3 million of net gains from the sales of investments (primarily fixed maturities), net of $.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2007 we recognized net realized investment losses in this segment of $.2 million from the sales of investments (primarily fixed maturities). There were no writedowns in the first quarter of 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                                                (Restated)
Premium collections:
     Annuities............................................................................    $   41.6          $   120.1
     Supplemental health..................................................................       149.2              154.2
     Life.................................................................................        71.9               77.2
                                                                                              --------          ---------

       Total collections..................................................................    $  262.7          $   351.5
                                                                                              ========          =========

Average liabilities for insurance products:
     Annuities:
       Mortality based....................................................................    $  223.5          $   234.0
       Equity-indexed.....................................................................       889.9            1,561.0
       Deposit based......................................................................       788.4            2,941.0
       Separate accounts and investment trust liabilities.................................        26.2               28.8
     Health...............................................................................     2,487.0            2,442.3
     Life:
       Interest sensitive.................................................................     2,963.0            3,065.4
       Non-interest sensitive.............................................................     1,420.7            1,358.1
                                                                                              --------          ---------

         Total average liabilities for insurance products, net of reinsurance ceded.......    $8,798.7          $11,630.6
                                                                                              ========          =========

Revenues:
   Insurance policy income................................................................    $  234.3          $   242.0
   Net investment income:
     General account invested assets......................................................       142.6              179.6
     Equity-indexed products..............................................................       (10.5)              (3.8)
     Trading account income related to policyholder and
       reinsurer accounts.................................................................        (4.2)                .8
     Change in value of embedded derivatives related to modified
       coinsurance agreements.............................................................         1.4                (.3)
     Other trading accounts...............................................................         -                  (.9)
   Fee revenue and other income...........................................................          .7                 .2
                                                                                              --------          ---------

       Total revenues.....................................................................       364.3              417.6
                                                                                              --------          ---------

Expenses:
   Insurance policy benefits..............................................................       199.4              209.9
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products.................................................        40.5               58.5
     Equity-indexed products..............................................................          .3                8.5
   Amortization related to operations.....................................................        30.1               38.2
   Interest expense on investment borrowings..............................................         5.8                1.1
   Costs related to a litigation settlement...............................................         -                  6.5
   Other operating costs and expenses.....................................................        64.9               67.9
                                                                                              --------          ---------

       Total expenses.....................................................................       341.0              390.6
                                                                                              --------          ---------

Income before net realized investment losses, net of related amortization,
   and income taxes.......................................................................        23.3               27.0
                                                                                              --------          ---------

   Net realized investment losses.........................................................        (9.1)             (29.3)
   Amortization related to net realized investment losses.................................          .3               13.2
                                                                                              --------          ---------

       Net realized investment losses, net of related amortization........................        (8.8)             (16.1)
                                                                                              --------          ---------

Income before income taxes................................................................    $   14.5          $    10.9
                                                                                              ========          =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                                                (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................................     $112.4              $110.9
       Benefit ratio (a)..................................................................      76.1%               72.6%

     Medicare supplement:
       Insurance policy benefits..........................................................      $35.3               $40.4
       Benefit ratio (a)..................................................................      65.8%               66.9%

     Specified disease:
       Insurance policy benefits..........................................................      $74.9               $68.1
       Benefit ratio (a)..................................................................      81.9%               75.7%
       Interest-adjusted benefit ratio (b)................................................      48.1%               42.8%

     Other:
       Insurance policy benefits..........................................................       $2.2                $2.4
       Benefit ratio(a)...................................................................      83.1%              101.3%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. In addition, interest income is an important factor in measuring the performance of this product, since approximately three-fourths of these policies have return of premium or cash value riders. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the specified disease reserves was $30.9 million and $29.5 million the three months ended March 31, 2008 and 2007, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Annuity coinsurance transaction: On October 12, 2007, we completed a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with REALIC. The transaction was recorded in our financial statements on September 28, 2007, the date the parties were bound by the coinsurance agreement and all regulatory approvals had been obtained. In the transaction, REALIC: (i) paid a ceding commission of $76.5 million; and (ii) assumed the investment and persistency risk of these policies. Our insurance subsidiaries ceded approximately $2.8 billion of policy and other reserves to REALIC, as well as transferred the invested assets backing these policies on October 12, 2007. Our insurance subsidiaries remain primarily liable to the policyholders in the event REALIC does not fulfill its obligations under the agreements. The coinsurance transaction had an effective date of January 1, 2007.

     Pursuant to the terms of the annuity coinsurance agreement, the ceding commission was based on the January 1, 2007 value of the assets and liabilities related to the ceded block. The earnings (loss) after income taxes on the business from January 1, 2007 through September 28, 2007, was included in our consolidated financial statements until the transaction was completed. Upon completion, the earnings on this block of business were included as a component of the loss on the transaction which was recognized in the third quarter of 2007. Such after-tax earnings (loss) include the market value declines on invested assets transferred to the reinsurer occurring during the first three quarters of 2007. As a result, the comparison of this segment's operating results between periods is impacted by the coinsurance transaction.

     Total premium collections were $262.7 million in the first quarter of 2008, down 25 percent from the first quarter of 2007. The decrease in collected premiums was primarily due to lower equity-indexed annuity sales as we changed the pricing of specific products and no longer emphasized the sale of certain products since the second half of 2007. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $8.8 billion in the first quarter of 2008, down 24 percent from 2007. The decrease in such liabilities was primarily due to a coinsurance transaction discussed above and policyholder redemptions and lapses exceeding new sales.

     Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The decrease in insurance policy income is primarily due to lower income from Medicare supplement products due to lapses exceeding new sales and lower premiums from our life insurance block. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $142.6 million in the first quarter of 2008, down 21 percent from 2007. The average balance of general account invested assets was $9.7 billion and $12.3 billion in the first quarters of 2008 and 2007. Net investment income and the average balance of general account invested assets both decreased as a result of the coinsurance agreement discussed above. The average yield on these assets was 5.89 percent and 5.84 percent in the first quarters of 2008 and 2007, respectively. The yield was impacted by income related to prepayments of securities (including prepayment penalties on mortgages, call premiums on fixed maturities and acceleration of discount amortization, net of premium amortization) of $1.0 million and $2.9 million in the first quarters of 2008 and 2007, respectively.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment losses related to equity-indexed products were $13.3 million and $4.3 million in the first quarters of 2008 and 2007, respectively. Such amounts also include income on trading securities which are designed to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income was $2.8 million and $.5 million in the first quarters of 2008 and 2007, respectively. Such amounts were partially offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked. Our results for the first quarter of 2008 were affected by a reduction to earnings of $2 million related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

estimated fair value in accordance with accounting requirements, including a $.8 million charge in the first quarter of 2008 related to the adoption of SFAS
157).

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

     Insurance margins (insurance policy income less insurance policy benefits) related to life products increased $7.5 million in the first three months of 2008, as compared to the same period in 2007, due to fewer death claims.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products have been impacted by an increase in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $2.0 million and $.7 million in the first three months of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 69.6 percent and 68.0 percent in the first three months of 2008 and 2007, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $18.3 million and $20.0 million in the first three months of 2008 and 2007, respectively. Such decrease is primarily due to a smaller inforce block of business.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $16.5 million and $21.9 million in the first three months of 2008 and 2007, respectively.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business. We no longer actively market these products.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $40.5 million in the first quarter of 2008, down 31 percent from 2007. The decrease was primarily a result of the coinsurance agreement discussed above. The weighted average crediting rate for these products was 4.1 percent and 4.0 percent in the first quarters of 2008 and 2007, respectively. In addition, amounts added to policyholder account balances for annuity products includes a $3.0 million out-of-period expense to reflect previously unrecognized benefits on certain annuity policies.

     Amounts added to equity-indexed products generally fluctuate with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. The decrease in amortization expense in the 2008 period, as compared to the same period in 2007, was primarily a result of the coinsurance agreement discussed above.

     Interest expense on investment borrowings includes $5.7 million and $.9 million of interest expense on collateralized borrowings in the three months ended March 31, 2008 and 2007, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

     Costs related to a litigation settlement include legal fees and estimated amounts related to a settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The costs related to the litigation settlement recognized in the first quarter of 2007 represented changes to our initial estimates based on the ultimate cost of the settlement, including the effect of the sale of shares of our common stock distributed for the benefit of the plaintiffs pursuant to the bankruptcy plan of our Predecessor at lower market prices than previously reflected. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Other operating costs and expenses were $64.9 million in the first quarter of 2008, down 4.4 percent from 2007. Other operating costs and expenses include commission expense of $19.5 million and $20.3 million in the three months ended March 31, 2008 and 2007, respectively.

     Net realized investment losses fluctuate each period. During the first three months of 2008, net realized investment losses included $4.5 million of net gains from the sales of investments (primarily fixed maturities), net of $13.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2007, net realized investment losses in this segment included: $5.1 million of net losses from the sales of

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

investments (primarily fixed maturities), and $24.2 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement completed in October 2007) as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we no longer have the intent to hold impaired investments for a period of time sufficient to allow for any anticipated recovery), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.3 million and $13.2 million in the first quarters of 2008 and 2007, respectively.

Other Business in Run-off (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                                                (Restated)
Premium collections (all of which are renewal premiums):
     Long-term care.......................................................................    $   75.8           $   80.6
     Major medical.......................................................................           .5                 .6
                                                                                              --------           --------

          Total collections...............................................................    $   76.3           $   81.2
                                                                                              ========           ========

Average liabilities for insurance products:
     Long-term care.......................................................................    $3,396.3           $3,268.5
     Major medical........................................................................        23.2               25.9
                                                                                              --------           --------

          Total average liabilities for insurance products,
              net of reinsurance ceded....................................................    $3,419.5           $3,294.4
                                                                                              ========           ========

Revenues:
     Insurance policy income..............................................................    $   75.5           $   79.5
     Net investment income on general account invested assets.............................        50.5               47.0
     Fee revenue and other income.........................................................          .1                 .1
                                                                                              --------           --------

         Total revenues...................................................................       126.1              126.6
                                                                                              --------           --------

Expenses:
     Insurance policy benefits............................................................       102.6              124.9
     Amortization related to operations...................................................         5.4                6.0
     Other operating costs and expenses...................................................        19.4               21.8
                                                                                              --------           --------

         Total expenses...................................................................       127.4              152.7
                                                                                              --------           --------

         Loss before net realized investment gains (losses) and income taxes..............        (1.3)             (26.1)

     Net realized investment gains (losses)...............................................         2.0                (.2)
                                                                                              --------           --------

         Income (loss) before income taxes................................................    $     .7           $  (26.3)
                                                                                              ========           ========

Health benefit ratios:
       Insurance policy benefits..........................................................      $102.6             $124.9
       Benefit ratio (a)..................................................................      135.8%             157.1%
       Interest-adjusted benefit ratio (b)................................................       69.8%              98.9%


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $49.9 million and $46.2 million in the three months ended March 31, 2008 and 2007, respectively.

     Total premium collections were $76.3 million in the first quarter of 2008, down 6.0 percent from 2007. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $50.5 million in the first quarter of 2008, up 7.4 percent from 2007. The average balance of general account invested assets was $3.4 billion and $3.1 billion in the first quarters of 2008 and 2007, respectively. The average yield on these assets was
5.88 percent and 5.98 percent in the first quarters of 2008 and 2007, respectively.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits were $102.6 million in the first quarter of 2008, down 18 percent from 2007. During the first quarter of 2007, we recorded a pre-tax adjustment that increased policy benefits for a long-term care block of business written by Transport Life Insurance Company (which was acquired by our Predecessor) by $22 million. We found that our previous claim estimates on this block were deficient because claims on policies with lifetime benefits and inflation benefits had increased significantly in recent periods. Since the policies with these benefits will have longer average claim payout periods than similar policies without such benefits, a shift in the mix of claimants can have a significant impact on incurred claims that is not immediately reflected using a completion factor methodology. We improved our methodologies to address this and other shortcomings of the aggregate loss development methodology, which resulted in the pre-tax adjustment.

     The benefit ratio on our Other Business in Run-off segment (including the long-term care block and the small remaining major medical block) was 135.8 percent and 157.1 percent in the first three months of 2008 and 2007, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits in the first three months of 2008 and 2007 reflected reserve redundancies (deficiencies) from prior years of $13.2 million and $(33.9) million, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our benefit ratios would have been 153.2 percent and 114.5 percent in the first three months of 2008 and 2007, respectively. These ratios reflect the significantly higher level of incurred claims experienced in these periods resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 69.8 percent and 98.9 percent in the first three months of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our interest-adjusted benefit ratios would have been 87.3 percent and 56.4 percent in the first three months of 2008 and 2007, respectively.

     This segment includes long-term care insurance inforce, which was primarily issued through independent agents by certain subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In addition, there has been an increase in the incidence and duration of claims in recent periods. This adverse experience is reflected in the higher insurance policy benefits experienced in recent periods.

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

     We have been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of March 31, 2008, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 74 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     Amortization related to operations includes amortization of insurance acquisition costs.

     Other operating costs and expenses were $19.4 million in the first quarter of 2008, down 11 percent from 2007. Other operating costs and expenses include commission expense of $7.5 million and $8.3 million in the first quarters of 2008 and 2007, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first three months of 2008, net realized investment gains included $2.2 million of net gains from the sales of investments (primarily fixed maturities), net of $.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2007, we recognized net realized investment losses of $.2 million from the sales of investments (primarily fixed maturities). There were no writedowns in the first quarter of 2007.

Corporate Operations (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
Corporate operations:
    Interest expense on corporate debt..................................................        $(16.4)           $(16.1)
    Net investment income ..............................................................           1.5               1.1
    Fee revenue and other income........................................................           1.1               2.1
    Net operating results of variable interest entity...................................           1.5               2.4
    Costs related to a litigation settlement............................................           -                (6.5)
    Other operating costs and expenses..................................................         (10.8)            (13.8)
                                                                                                ------            ------

      Loss before net realized investment losses and income taxes.......................         (23.1)            (30.8)

    Net realized investment losses......................................................         (16.6)              -
                                                                                                ------            ------

      Loss before income taxes..........................................................        $(39.7)           $(30.8)
                                                                                                ======            ======

     Interest expense on corporate debt was impacted by the amendment of the Company's credit facility in June 2007. Our average corporate debt outstanding was $1,195.5 million and $1,003.3 million during the first quarters of 2008 and 2007, respectively. The average interest rate on our debt was 5.2 percent and
6.1 percent during the first quarters of 2008 and 2007, respectively.

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

     Net operating results of variable interest entity represent the operating results of a VIE. The VIE is consolidated in accordance with FIN 46R. Although we do not control this entity, we consolidate it because we are the primary beneficiary. This entity was established to issue securities and use the proceeds to invest in loans and other permitted assets.

     Costs related to a litigation settlement include legal and other costs incurred by the Corporate Operations segment to defend the non-insurance company allegations made in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. Refer to the captions entitled:
(i) "Costs related to a litigation settlement" included

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Net realized investment losses often fluctuate each period. During the first three months of 2008, net realized investment losses in this segment included $11.2 million from the sale of investments (primarily fixed maturities) and $5.4 million of writedowns due to other-than-temporary declines in value on certain securities. All such realized investment losses and writedowns in the first quarter of 2008 related to investments held by a VIE. There were no such losses in the first three months of 2007.

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

     Our insurance segments sell products through three primary distribution channels -- career agents (our Bankers Life segment), direct marketing (our Colonial Penn segment) and independent producers (our Conseco Insurance Group segment). Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, PFFS contracts, life insurance and annuities. These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of "graded benefit life" and simplified issue life insurance policies which are sold directly to the policyholder. Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 --------------------
                                                                                                 2008            2007
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).............................................................  $  132.3         $ 85.4
                                                                                               --------         ------

     Other fixed (first-year)................................................................      95.7          126.0
     Other fixed (renewal)...................................................................       1.1             .8
                                                                                               --------         ------
       Subtotal - other fixed annuities......................................................      96.8          126.8
                                                                                               --------         ------

       Total annuities.......................................................................     229.1          212.2
                                                                                               --------         ------

   Supplemental health:
     Medicare supplement (first-year)........................................................      19.1           22.2
     Medicare supplement (renewal)...........................................................     140.8          144.8
                                                                                               --------         ------
       Subtotal - Medicare supplement........................................................     159.9          167.0
                                                                                               --------         ------
     Long-term care (first-year).............................................................      11.0           11.6
     Long-term care (renewal)................................................................     145.6          146.6
                                                                                               --------         ------
       Subtotal - long-term care.............................................................     156.6          158.2
                                                                                               --------         ------
     PDP and PFFS (first year)...............................................................      70.4           16.0
     PDP and PFFS (renewal)..................................................................      46.0           22.6
                                                                                               --------         ------
       Subtotal - PDP and PFFS...............................................................     116.4           38.6
                                                                                               --------         ------
     Other health (first-year)...............................................................        .4             .2
     Other health (renewal)..................................................................       2.2            2.3
                                                                                               --------         ------
       Subtotal - other health...............................................................       2.6            2.5
                                                                                               --------         ------

       Total supplemental health.............................................................     435.5          366.3
                                                                                               --------         ------

   Life insurance:
     First-year..............................................................................      18.5           21.4
     Renewal.................................................................................      29.5           26.7
                                                                                               --------         ------

       Total life insurance..................................................................      48.0           48.1
                                                                                               --------         ------

Collections on insurance products:

     Total first-year premium collections on insurance products..............................     347.4          282.8
     Total renewal premium collections on insurance products.................................     365.2          343.8
                                                                                               --------         ------

       Total collections on insurance products...............................................  $  712.6         $626.6
                                                                                               ========         ======

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment increased 8.0 percent, to $229.1 million, in the first quarter of 2008 as compared to the same period in 2007. Premium collections from our equity-indexed products were favorably impacted by the general stock market performance which has made these products attractive to certain customers. The level of short-term interest rates in recent periods resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, have become attractive.

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

     Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 4.3 percent, to $159.9 million, in the first quarter of 2008 as compared to the same period in 2007. The increase in premium collections of our Medicare supplement products in 2007 is primarily due to higher persistency, partially offset by lower new sales.

     Premiums collected on Bankers Life's long-term care policies decreased 1.0 percent, to $156.6 million, in the first quarter of 2008 compared to the same period in 2007.

     Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Effective July 1, 2007, we entered into a new large group PFFS quota-share reinsurance agreement with Coventry pursuant to which we received $50.4 million of first-year premiums in the first quarter of 2008. Premiums collected on our other PFFS business increased $36.8 million in the first quarter of 2008, as compared to the same period in 2007.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment in the first quarter of 2008 were comparable to the same period in 2007.

Colonial Penn (dollars in millions):

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 --------------------
                                                                                                 2008            2007
                                                                                                 ----            ----
Premiums collected by product:

Life insurance:
     First-year...........................................................................      $ 8.4           $ 6.7
     Renewal..............................................................................       34.5            20.0
                                                                                                -----           -----

       Total life insurance...............................................................       42.9            26.7
                                                                                                -----           -----

Supplemental health (all of which are renewal premiums):
     Medicare supplement..................................................................        2.1             2.3
     Other health.........................................................................         .2              .3
                                                                                                -----           -----

       Total supplemental health..........................................................        2.3             2.6
                                                                                                -----           -----


Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................................................        8.4             6.7
     Total renewal premium collections on insurance
       products...........................................................................       36.8            22.6
                                                                                                -----           -----

       Total collections on insurance products............................................      $45.2           $29.3
                                                                                                =====           =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased by 61 percent, to $42.9 million, in the first quarter of 2008 compared to the same period in 2007. Graded benefit life products sold through our direct response marketing channel accounted for $41.5 million of our total collected premiums in the first quarter of 2008, compared to $25.4 million in the first quarter of 2007. Collected premiums have been impacted by the recapture in the fourth quarter of 2007 of a block of traditional life insurance inforce that had been ceded in 2002 to REALIC.

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

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2008            2007
                                                                                                 ----            ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)........................................................        $ 38.2          $106.9
     Equity-indexed (renewal)...........................................................           1.8             2.1
                                                                                                ------          ------
       Subtotal - equity-indexed annuities..............................................          40.0           109.0
                                                                                                ------          ------
     Other fixed (first-year)...........................................................           1.0             9.4
     Other fixed (renewal)..............................................................            .6             1.7
                                                                                                ------          ------
       Subtotal - other fixed annuities.................................................           1.6            11.1
                                                                                                ------          ------

       Total annuities..................................................................          41.6           120.1
                                                                                                ------          ------

   Supplemental health:
     Medicare supplement (first-year)...................................................           2.8             6.6
     Medicare supplement (renewal)......................................................          50.3            53.2
                                                                                                ------          ------
       Subtotal - Medicare supplement...................................................          53.1            59.8
                                                                                                ------          ------
     Specified disease (first-year).....................................................           8.9             7.3
     Specified disease (renewal)........................................................          84.7            84.8
                                                                                                ------          ------
       Subtotal - specified disease.....................................................          93.6            92.1
                                                                                                ------          ------
     Other health (first-year)..........................................................            .5             -
     Other health (renewal).............................................................           2.0             2.3
                                                                                                ------          ------
       Subtotal - other health..........................................................           2.5             2.3
                                                                                                ------          ------

       Total supplemental health........................................................         149.2           154.2
                                                                                                ------          ------

   Life insurance:
     First-year.........................................................................            .7             1.2
     Renewal............................................................................          71.2            76.0
                                                                                                ------          ------

       Total life insurance.............................................................          71.9            77.2
                                                                                                ------          ------

Collections on insurance products:

     Total first-year premium collections on insurance products.........................          52.1           131.4
     Total renewal premium collections on insurance products............................         210.6           220.1
                                                                                                ------          ------

       Total collections on insurance products..........................................        $262.7          $351.5
                                                                                                ======          ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment totaled $41.6 million in the first quarter of 2008, compared to $120.1 million in the same period of 2007.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Collected premiums for this product totaled $40.0 million in the first quarter of 2008, compared to $109.0 million in the same period of 2007. In the second half of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased to $1.6 million in the first quarter of 2008, compared to $11.1 million in the same period of 2007, primarily due to a decrease in new sales.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 11 percent, to $53.1 million, in the first quarter of 2008 as compared to the same period in 2007. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products in the first quarter of 2008 were comparable to the same period in 2007.

     First-year premiums collected on other health products are due to the introduction of a new short-term disability product in the fourth quarter of 2007. Renewal premiums collected from other health products have decreased from period to period as we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 6.9 percent, to $71.9 million, in the first quarter of 2008 compared to the same period in 2007.

Other Business in Run-off (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2008            2007
                                                                                                 ----            ----
Premiums collected by product (all of which are renewal premiums):

   Long-term care........................................................................        $75.8           $80.6

   Major medical.........................................................................           .5              .6
                                                                                                 -----           -----

     Total renewal premium collections on insurance products.............................        $76.3           $81.2
                                                                                                 =====           =====

     The Other Business in Run-off segment includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Long-term care premiums collected in this segment decreased 6.0 percent, to $75.8 million, in the first quarter of 2008 compared to the same period in 2007. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997 and was sold through the independent producer distribution channel. The performance of this business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel in 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2008 and December 31, 2007, primarily reflect: (i) our net loss for the three months ended March 31, 2008; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2008, we decreased the carrying value of such investments by $1,006.0 million as a result of this fair value adjustment.

     Our capital structure as of March 31, 2008, and December 31, 2007, was as follows (dollars in millions):

                                                                              March 31,      December 31,
                                                                                2008             2007
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $1,191.7         $1,193.7

    Shareholders' equity:
       Common stock........................................................        1.9              1.9
       Additional paid-in capital..........................................    4,070.5          4,068.6
       Accumulated other comprehensive loss................................     (565.6)          (273.3)
       Retained earnings...................................................      432.9            438.7
                                                                              --------         --------

          Total shareholders' equity.......................................    3,939.7          4,235.9
                                                                              --------         --------

          Total capital....................................................   $5,131.4         $5,429.6
                                                                              ========         ========

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2008, and as of and for the year ended December 31, 2007:

                                                                                                March 31,     December 31,
                                                                                                  2008            2007
                                                                                                  ----            ----
Book value per common share...................................................................    $21.34          $22.94
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     24.40           24.42

Ratio of earnings to fixed charges............................................................      (b)            (c)

Ratio of earnings to fixed charges and preferred dividends....................................      (b)            (d)

Debt to total capital ratios:
   Corporate debt to total capital............................................................       23%             22%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       21%             21%

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

(b)  For such ratio, earnings were $9.1 million less than fixed charges.

(c)  For such ratio, earnings were $173.0 million less than fixed charges.

(d)  For such ratio, earnings were $194.7 million less than fixed charges.

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

     In the first quarter of 2007, Conseco Life became a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings. At March 31, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings totaled $450.0 million as of March 31, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $514.4 million at March 31, 2008, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                   at March 31, 2008
                       --------                  ----                   -----------------
                        $ 54.0              May 2012                   Variable rate - 3.093%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 4.437%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from three of the Company's insurance subsidiaries, Colonial Penn, Conseco Senior and Conseco Life, because each such insurance subsidiary has incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Colonial Penn are primarily attributable to the recapture of a block of life insurance business in fourth quarter of 2007 that had previously been ceded to an unaffiliated reinsurer in 2002 under a modified coinsurance agreement. Colonial Penn paid a recapture fee of $63.0 million and will recognize profits on the recaptured business as they emerge over time. The statutory losses of Conseco Life are primarily attributable to a litigation

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves, an increase in claims incurred in 2006 and 2007 and strengthening of statutory active life reserves using the prospective unlocking method (as permitted by insurance regulators), all of which related to long-term care policies. Based on our discussions with state regulators, we do not expect the regulators to take any actions against Colonial Penn, Conseco Senior or Conseco Life that would have a material adverse effect on the financial position or results of operations of these companies.

     Conseco Senior has not generated sufficient income to cover its expenses and, in the aggregate, Conseco has made more than $900 million of capital contributions to Conseco Senior since its acquisition in 1996. We elected to make a capital contribution to Conseco Senior of $56.0 million which was accrued at December 31, 2007 and paid in February 2008. We were under no obligation to make such capital contributions to Conseco Senior, and we may determine not to make additional contributions in the future. No assurances can be given that we will make future contributions or otherwise make capital available to Conseco Senior. Absent additional capital contributions, Conseco Senior will be reliant on actuarially justified premium rate increases to provide it with sufficient capital.

     Conseco Senior has been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of March 31, 2008, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 74 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Liquidity of the Holding Companies

     At March 31, 2008, Conseco Inc. and CDOC, Inc. ("CDOC"), our wholly owned subsidiary and a guarantor under the Second Amended Credit Facility, held unrestricted cash of $96.7 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made capital contributions totaling $10.0 million to our top tier insurance subsidiary in the first quarter of 2008.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     During the first three months of 2008, we made scheduled principal payments totaling $2.1 million on our Second Amended Credit Facility. The scheduled repayment of our Second Amended Credit Facility is as follows (dollars in millions):

            Remainder of 2008.............................    $  6.6
            2009..........................................       8.7
            2010..........................................       8.8
            2011..........................................       8.7
            2012..........................................       8.8
            2013..........................................     821.8
                                                              ------

                                                              $863.4
                                                              ======

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at March 31, 2008. The Company pays a commitment fee equal to ..50 percent of the unused portion of the revolving credit facility on an annualized basis.

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

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility (of which only $200 million may be paid in the year beginning June 12, 2007). We have repurchased $87.2 million of our common stock (of which $57.6 million was paid in the year beginning June 12, 2007). No repurchases were made in the first three months of 2008.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At March 31, 2008, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $14,161.3      $127.2    $  (723.1)    $13,565.4
   United States Treasury securities and obligations of
     United States government corporations and agencies................       225.7        23.8         (1.3)        248.2
   States and political subdivisions...................................       488.5         4.2         (7.8)        484.9
   Debt securities issued by foreign governments.......................        21.5          .3          (.2)         21.6
   Structured securities ..............................................     4,691.8        22.0       (301.4)      4,412.4
Below-investment grade (primarily corporate securities)................     1,577.5         2.8       (153.5)      1,426.8
                                                                          ---------      ------    ---------     ---------

   Total actively managed fixed maturities.............................   $21,166.3      $180.3    $(1,187.3)    $20,159.3
                                                                          =========      ======    =========     =========

Equity securities......................................................       $34.0         $.4        $  -          $34.4
                                                                              =====         ===        =====         =====

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of March 31, 2008 (dollars in millions):

                                                                                                              Percent of
                                                                                           Carrying value  fixed maturities
                                                                                           --------------  ----------------
   Structured securities................................................................      $ 4,451.8           22.1%
   Manufacturing........................................................................        3,807.7           18.9
   Utilities............................................................................        1,948.9            9.7
   Bank and finance.....................................................................        1,917.0            9.5
   Services.............................................................................        1,596.9            7.9
   Communications.......................................................................        1,080.2            5.4
   Agriculture, forestry and mining.....................................................          929.9            4.6
   Retail and wholesale.................................................................          804.5            4.0
   Transportation.......................................................................          738.0            3.7
   Holding and other investment offices.................................................          720.7            3.6
   States and political subdivisions....................................................          491.8            2.4
   Asset-backed securities..............................................................          406.2            2.0
   U.S. Government......................................................................          248.2            1.2
   Other................................................................................        1,017.5            5.0
                                                                                              ---------          -----

      Total actively managed fixed maturities...........................................      $20,159.3          100.0%
                                                                                              =========          =====

     Below-Investment Grade Securities

     At March 31, 2008, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,577.5 million, or 7.5 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,426.8 million, or 90 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $386.1 million and an estimated fair value of $344.4 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

securities and are not obligations of the Company. See "Investments in Variable Interest Entity" concerning the Company's commitment to provide additional capital of up to $25 million to the VIE. At March 31, 2008, our total investment in the VIE was $51.9 million and such investment was rated BBB.

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

     Net Realized Investment Gains (Losses)

     During the first three months of 2008, we recognized net realized investment losses of $43.6 million, which were comprised of $2.3 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $1.9 billion, and $41.3 million of writedowns of investments for other than temporary declines in fair value. During the first three months of 2007, we recognized net realized investment losses of $10.7 million from the sales of investments (primarily fixed maturities) with proceeds of $1.8 billion, and $24.2 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement completed in October 2007) as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. At March 31, 2008, there were no investments in default as to the payment of principal or interest.

     During the three months ended March 31, 2008, we sold $.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $29.8 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. During the first three months of 2008, we sold five investments at a loss which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis. Such investments were continuously in an unrealized loss position for less than six months prior to sale and had an amortized cost and estimated fair value of $6.0 million and $3.4 million, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2008, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Most of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions).

                                                                                                            Estimated
                                                                                             Amortized         fair
                                                                                                cost           value
                                                                                             ---------      ----------
Due in one year or less.................................................................     $    42.7      $    37.9
Due after one year through five years...................................................         667.7          623.1
Due after five years through ten years..................................................       3,486.1        3,220.0
Due after ten years.....................................................................       7,357.3        6,794.9
                                                                                             ---------      ---------

   Subtotal.............................................................................      11,553.8       10,675.9

Structured securities...................................................................       3,549.7        3,240.3
                                                                                             ---------      ---------

   Total................................................................................     $15,103.5      $13,916.2
                                                                                             =========      =========

     The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2008 (dollars in millions):

                                                  Number            Cost           Unrealized        Estimated
         Period                                 of issuers          basis             loss          fair value
         ------                                 ----------          -----             ----          ----------
         Less than 6 months.................        46             $169.8             $(44.5)          $125.3

         Greater than or equal to
           6 months and less
           than 12 months...................         4               16.6               (5.9)            10.7

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2008 (dollars in millions):

                                          Less than 12 months        12 months or greater              Total
                                        -----------------------  --------------------------- ------------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $    -       $   -       $    9.8      $  (1.3)     $     9.8    $    (1.3)

     States and political subdivisions.      157.7        (4.6)       106.5         (4.6)         264.2         (9.2)

     Debt securities issued by
        foreign governments............        8.6         (.5)         -            -              8.6          (.5)

     Corporate securities..............    7,373.0      (493.6)     3,020.3       (373.3)      10,393.3       (866.9)

     Structured securities.............    2,268.7      (154.7)       971.6       (154.7)       3,240.3       (309.4)
                                          --------     -------     --------      -------      ---------    ---------

     Total actively managed
        fixed maturities...............   $9,808.0     $(653.4)    $4,108.2      $(533.9)     $13,916.2    $(1,187.3)
                                          ========     =======     ========      =======      =========    =========

     Equity securities.................        $.4       $  -         $  -        $  -              $.4        $  -
                                               ===       =====        =====       ======            ===        =====

     Based on management's current assessment of investments with unrealized losses at March 31, 2008, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

     Structured Securities

     At March 31, 2008, fixed maturity investments included $4.5 billion of structured securities (or 22 percent of all fixed maturity securities). Structured securities include mortgage-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities. The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

this occurs, the average maturity and duration of the structured securities increase, which decreases the yield on structured securities purchased at a discount because the discount is realized as income at a slower rate, and it increases the yield on those purchased at a premium because of a decrease in the annual amortization of the premium.

     For structured and asset-backed securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in the first three months of 2008.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2008 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $  128.0      $  127.7    $  113.3
4 percent - 5 percent...............................................................      436.9         425.1       422.9
5 percent - 6 percent...............................................................    3,437.9       3,359.3     3,178.1
6 percent - 7 percent...............................................................      786.7         740.4       653.6
7 percent - 8 percent...............................................................       73.3          74.8        71.2
8 percent and above.................................................................       11.6          12.0        12.7
                                                                                       --------      --------    --------

       Total structured securities (a)..............................................   $4,874.4      $4,739.3    $4,451.8
                                                                                       ========      ========    ========

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $47.5 million and $39.4 million, respectively.

     The amortized cost and estimated fair value of structured securities at March 31, 2008, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                              ----------------------
                                                                                                             Percent
                                                                             Amortized                       of fixed
Type                                                                            cost           Amount       maturities
----                                                                            ----           ------       ----------
Pass-throughs, sequential and equivalent securities.......................    $2,043.2        $2,002.5            10%
Planned amortization class, target amortization class and
   accretion-directed bonds...............................................     1,627.0         1,494.2             7
Commercial mortgage-backed securities.....................................     1,019.9           913.3             5
Other.....................................................................        49.2            41.8             -
                                                                              --------        --------            --

       Total structured securities (a)....................................    $4,739.3        $4,451.8            22%
                                                                              ========        ========            ==

--------------------
(a) Includes below-investment grade structured securities with an amortized cost and estimated fair value of $47.5 million and $39.4 million, respectively.

     Pass-through securities and sequentials have unique prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential classes return principal to tranche holders in a detailed hierarchy. Planned amortization classes, targeted amortization classes and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Structured Securities Collateralized by Sub Prime Residential Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $102.9 million and a book value of $130.5 million at March 31, 2008. These securities represent .4 percent of our consolidated investment portfolio. Of these securities, $31.8 million (31 percent) were rated AAA, $33.6 million (33 percent) were rated AA, $37.1 million (36 percent) were rated A, and $.4 million (less than 1 percent) were rated BBB. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007. At March 31, 2008, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $8.1 million extended in 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At March 31, 2008 and December 31, 2007, the carrying value of our investment in Fall Creek was $51.9 million and $47.0 million, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                               March 31,     December 31,
                                                                                                 2008            2007
                                                                                                 ----            ----
       Assets:
          Actively managed fixed maturities..................................................   $349.7          $465.9
          Cash and cash equivalents - restricted.............................................     27.6            16.1
          Accrued investment income..........................................................      4.1             5.1
          Other assets.......................................................................     20.1             6.9
                                                                                                ------          ------

              Total assets...................................................................   $401.5          $494.0
                                                                                                ======          ======

       Liabilities:
          Other liabilities..................................................................   $ 12.4          $ 12.2
          Investment borrowings due to others................................................    382.7           447.2
          Investment borrowings due to the Company...........................................     47.0            47.0
                                                                                                ------          ------

              Total liabilities..............................................................    442.1           506.4
                                                                                                ------          ------

       Equity (deficit):
          Capital provided by the Company....................................................      6.4             1.6
          Capital provided by others.........................................................      4.1             4.1
          Accumulated other comprehensive loss...............................................    (41.9)          (25.0)
          Retained earnings (deficit)........................................................     (9.2)            6.9
                                                                                                ------          ------

              Total equity (deficit).........................................................    (40.6)          (12.4)
                                                                                                ------          ------

              Total liabilities and equity (deficit).........................................   $401.5          $494.0
                                                                                                ======          ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 --------------------
                                                                                                 2008            2007
                                                                                                 ----            ----
       Revenues:
          Net investment income - deposit accounts...........................................   $  7.9            $8.9
          Fee revenue and other income.......................................................       .2             -
                                                                                                ------            ----

              Total revenues.................................................................      8.1             8.9
                                                                                                ------            ----

       Expenses:
          Interest expense...................................................................      6.5             6.4
          Other operating expenses...........................................................       .1              .1
                                                                                                ------            ----

              Total expenses.................................................................      6.6             6.5
                                                                                                ------            ----

              Income (loss) before net realized investment losses and income taxes...........      1.5             2.4

       Net realized investment losses........................................................    (16.6)            -
                                                                                                ------            ----

              Income (loss) before income taxes..............................................   $(15.1)           $2.4
                                                                                                ======            ====

     The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio would not have been met and was amended. Subsequent to the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $83.5 million. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances), $5 million of which was contributed through March 31, 2008. In the first quarter of 2008, we recognized $5.4 million of writedowns of investments held by Fall Creek resulting from declines in fair values that we concluded were other than temporary.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the first three months of 2008 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, Conseco's disclosure controls and procedures were not effective.

     As disclosed in our 2007 Annual Report on Form 10-K, we did not maintain effective controls over the accounting and disclosure of insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date. Specifically, controls over the actuarial reporting process related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Bankers Life segment, Conseco Insurance Group segment and Other Business in Run-off segment were not effective. These control deficiencies resulted in the misstatement of our insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date and related disclosures in the consolidated financial statements, and in the restatement of our consolidated financial statements for 2006 and 2005, each of the quarters of 2006 and the first three quarters of 2007.

     A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

     Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process. Nonetheless, the material weakness continued to exist as of March 31, 2008. Conseco's management continues to assign the highest priority to Conseco's remediation efforts, with the goal of remediating the material weakness by the end of 2008. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation. Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential. Over time, Conseco intends to reduce its reliance on manual controls and procedures. As part of its remediation efforts, Conseco intends to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term. Conseco recognizes that further investment is needed to improve the actuarial reporting systems and processes and is committed to making the investments for these improvements.

     Changes to Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, Conseco's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion of such risk factors. There have been no material changes from such previously disclosed risk factors, except as set forth below:

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

     As of March 31, 2008, we had approximately $5.0 billion of federal tax net operating loss carryforwards and $.7 billion of capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.0 billion, expiring in years 2008 through 2028. The timing and manner in which Conseco will be able to utilize some of its net operating loss carryforwards is limited by Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a corporation's ability to use its net operating loss carryforwards when it undergoes an "ownership change." Because Conseco underwent an ownership change as the result of its reorganization, the Section 382 limitation applies to the Company. Losses that are subject to the current
Section 382 limitation may only be utilized by the Company up to approximately $142 million per year, with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2008 will be approximately $587 million (including $445 million of unused amounts carried forward from prior years).

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.50% convertible debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit) on the use of our net operating loss carryforwards to offset future taxable income, but we would be able to continue to carry forward unused amounts from prior years. The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.3 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our net operating loss carryforwards. See the "Income Taxes" footnote to our financial statements contained herein for additional information regarding our tax loss carryforwards and other tax matters.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                      Issuer Purchases of Equity Securities

                                                                       Total number of            Maximum number (or
                                                                      shares (or units)        approximate dollar value)
                              Total             Average price         purchased as part        of shares (or units) that
                        number of shares       paid per share       of publicly announced        may yet be purchased
      Period              (or units)(a)           (or unit)           plans or programs     under the plans or programs(b)
      ------              ----------              ---------           -----------------     ---------------------------
                                                                                                 (dollars in millions)
January 1 through
    January 31........          -                  $  -                         -                       $262.8

February 1 through
    February 29.......          -                     -                         -                        262.8

March 1 through
    March 31..........        1,492                 10.22                       -                        262.8
                              -----                                          -----

Total.................        1,492                 10.22                       -                        262.8
                              =====                                          =====

------------
     (a) The Company purchased 1,492 shares of its common stock in March 2008, in connection with employee benefit compensation plans. Such purchases are not included against the maximum number of shares that may be purchased as part of our publicly announced share repurchase program.

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

         None.

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


                                          CONSECO, INC.

Dated:  May 9, 2008                       By: /s/ Edward J. Bonach
                                              --------------------
                                              Edward J. Bonach
                                              Executive Vice President and
                                                 Chief Financial Officer
                                                 (authorized officer and
                                                 principal financial officer)