Form 10-Q
period 2008-06-30
CONSECO INC
filed 2008-08-13
CIK 1224608

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

                  For the quarterly period ended June 30, 2008

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



       Shares of common stock outstanding as of July 29, 2008: 184,725,949

===============================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007..................................    3
            Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007........    5
            Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2008 and 2007........    6
            Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and 2007..................    7
            Notes to Consolidated Financial Statements............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   42
            Overview..............................................................................................   43
            Critical Accounting Policies..........................................................................   44
            Results of Operations.................................................................................   45
            Premium Collections...................................................................................   65
            Liquidity and Capital Resources.......................................................................   70
            Investments...........................................................................................   76
            Investment in Variable Interest Entity................................................................   84
            New Accounting Standards..............................................................................   85

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   85

Item 4.     Controls and Procedures...............................................................................   85

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................................................   86

Item 1A.    Risk Factors..........................................................................................   86

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...........................................   87

Item 4.     Submission of Matters to a Vote of Security Holders...................................................   88

Item 5.     Other Information.....................................................................................   89

Item 6.     Exhibits..............................................................................................   89

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                              June 30,           December 31,
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     June 30, 2008 - $21,336.8; December 31, 2007 - $20,992.7)............................    $20,148.4         $20,510.9
   Equity securities at fair value (cost: June 30, 2008 - $34.0;
     December 31, 2007 - $34.0)...........................................................         34.3              34.5
   Mortgage loans.........................................................................      2,222.6           2,086.0
   Policy loans...........................................................................        364.3             370.4
   Trading securities.....................................................................        266.5             665.8
   Other invested assets .................................................................         88.7             134.3
                                                                                              ---------         ---------

       Total investments..................................................................     23,124.8          23,801.9


Cash and cash equivalents - unrestricted..................................................        295.3             407.5
Cash and cash equivalents - restricted....................................................         21.5              21.1
Accrued investment income.................................................................        328.8             319.3
Value of policies inforce at the Effective Date...........................................      1,631.4           1,722.8
Cost of policies produced.................................................................      1,658.7           1,423.0
Reinsurance receivables...................................................................      3,445.5           3,592.8
Income tax assets, net....................................................................      1,812.4           1,909.4
Assets held in separate accounts..........................................................         24.6              27.4
Other assets..........................................................................            338.0             289.6
                                                                                              ---------         ---------

       Total assets.......................................................................    $32,681.0         $33,514.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               June 30,        December 31,
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                             (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $13,105.0       $13,169.4
     Traditional products...................................................................     12,688.4        12,537.4
     Claims payable and other policyholder funds............................................        971.3           928.0
     Liabilities related to separate accounts...............................................         24.6            27.4
   Other liabilities........................................................................        495.7           510.0
   Investment borrowings....................................................................        824.2           913.0
   Notes payable - direct corporate obligations.............................................      1,189.7         1,193.7
                                                                                                ---------       ---------

         Total liabilities..................................................................     29,298.9        29,278.9
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: June 30, 2008 - 184,725,949; December 31, 2007 - 184,652,017).........          1.9             1.9
   Additional paid-in capital...............................................................      4,073.6         4,068.6
   Accumulated other comprehensive loss.....................................................       (639.2)         (273.3)
   Retained earnings (accumulated deficit).................................................         (54.2)          438.7
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      3,382.1         4,235.9
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $32,681.0       $33,514.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                  Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                                ----------------------            -------------------
                                                                2008              2007            2008           2007
                                                                ----              ----            ----           ----
                                                                               (Restated)                     (Restated)
Revenues:
   Insurance policy income..............................        $  896.1       $  767.8           $1,747.3      $1,530.6
   Net investment income (loss):
     General account assets.............................           356.1          382.2              709.8         760.1
     Policyholder and reinsurer accounts and other
       special-purpose portfolios.......................           (21.6)          42.3              (47.6)         47.2
   Net realized investment losses.......................          (235.3)         (28.3)            (278.9)        (63.2)
   Fee revenue and other income.........................             4.9            5.2                8.9           9.0
                                                                --------       --------           --------      --------

       Total revenues...................................         1,000.2        1,169.2            2,139.5       2,283.7
                                                                --------       --------           --------      --------

Benefits and expenses:
   Insurance policy benefits............................           896.7          925.3            1,754.5       1,742.7
   Interest expense.....................................            22.9           27.9               51.6          51.5
   Amortization.........................................           106.9          114.5              222.0         231.6
   Costs related to a litigation settlement.............             -             35.0                -            48.0
   Other operating costs and expenses...................           152.6          151.8              299.4         296.0
                                                                --------       --------           --------      --------

       Total benefits and expenses......................         1,179.1        1,254.5            2,327.5       2,369.8
                                                                --------       --------           --------      --------

       Loss before income taxes.........................          (178.9)         (85.3)            (188.0)        (86.1)

Income tax expense (benefit):
   Tax benefit on period income.........................           (61.8)         (30.1)             (65.1)        (30.4)
   Valuation allowance for deferred tax assets..........           370.0            -                370.0           -
                                                                --------       --------           --------      --------

       Net loss.........................................          (487.1)         (55.2)            (492.9)        (55.7)

Preferred stock dividends...............................             -              4.6                -            14.1
                                                                --------       --------           --------      --------

       Net loss applicable to common stock..............        $ (487.1)      $  (59.8)          $ (492.9)     $  (69.8)
                                                                ========       ========           ========      ========

Loss per common share:
   Basic:
     Weighted average shares outstanding................     184,684,000    169,139,000        184,669,000    160,038,000
                                                             ===========    ===========        ===========    ===========

     Net loss...........................................         $(2.64)         $(.35)            $(2.67)         $(.44)
                                                                 ======          =====             ======          =====

   Diluted:
     Weighted average shares outstanding................     184,684,000    169,139,000        184,669,000    160,038,000
                                                             ===========    ===========        ===========    ===========

     Net loss...........................................         $(2.64)         $(.35)            $(2.67)         $(.44)
                                                                 ======          =====             ======          =====



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                                                                 Retained
                                                                             Common stock    Accumulated other   earnings
                                                                  Preferred and additional     comprehensive   (accumulated
                                                          Total     stock   paid-in capital    income (loss)     deficit)
                                                          -----     -----   ---------------    -------------     --------
Balance, January 1, 2008.............................    $4,235.9    $   -        $4,070.5         $(273.3)      $ 438.7

   Comprehensive loss, net of tax:
     Net loss........................................      (492.9)       -             -               -          (492.9)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $207.2)............................      (365.9)       -             -            (365.9)          -
                                                         --------

         Total comprehensive loss....................      (858.8)

   Stock option and restricted stock plans...........         5.0        -             5.0             -             -
                                                         --------    -------      --------         -------       -------

Balance, June 30, 2008...............................    $3,382.1    $   -        $4,075.5         $(639.2)      $ (54.2)
                                                         ========    =======      ========         =======       =======

Balance, January 1, 2007 (Restated)..................    $4,700.1    $ 667.8      $3,469.5         $ (72.6)      $ 635.4

   Comprehensive loss, net of tax:
     Net loss........................................       (55.7)       -             -               -           (55.7)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $143.9)............................      (257.6)       -             -            (257.6)          -
                                                         --------

         Total comprehensive loss....................      (313.3)

   Cost of shares acquired...........................       (29.6)       -           (29.6)            -             -
   Stock option and restricted stock plans...........         9.4        -             9.4             -             -
   Change in unrecognized net loss related to
     deferred compensation plan (net of applicable
     income tax expense of $.2 million)..............          .3        -             -                .3           -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date in conjunction with adoption of FIN 48.....         6.0        -             6.0             -             -
   Cumulative effect of accounting change............        (2.7)       -             -               -            (2.7)
   Conversion of preferred stock into common
     shares..........................................         -       (667.8)        667.8             -             -
   Dividends on preferred stock......................       (14.1)       -             -               -           (14.1)
                                                         --------    -------      --------         -------       -------

Balance, June 30, 2007 (Restated)....................    $4,356.1    $   -        $4,123.1         $(329.9)      $ 562.9
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $ 1,579.0          $ 1,355.9
   Net investment income.................................................................        692.7              796.4
   Fee revenue and other income..........................................................          8.9                9.0
   Net sales (purchases) of trading securities...........................................        391.6             (138.0)
   Insurance policy benefits.............................................................     (1,391.1)          (1,120.6)
   Interest expense......................................................................        (53.3)             (51.3)
   Policy acquisition costs..............................................................       (235.1)            (244.4)
   Other operating costs.................................................................       (282.6)            (278.3)
   Taxes.................................................................................          (.5)              (1.6)
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        709.6              327.1
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      4,288.1            3,810.3
   Maturities and redemptions of investments.............................................        539.2              585.6
   Purchases of investments..............................................................     (5,595.4)          (5,072.0)
   Change in restricted cash.............................................................          (.4)              (5.8)
   Other.................................................................................        (14.3)               6.4
                                                                                             ---------          ---------

     Net cash used by investing activities ..............................................       (782.8)            (675.5)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Issuance of notes payable.............................................................          -                200.0
   Issuance of common stock..............................................................          -                  3.4
   Payments to repurchase common stock...................................................          -                (29.6)
   Payments on notes payable.............................................................         (4.3)              (3.4)
   Amounts received for deposit products.................................................        823.9              969.2
   Withdrawals from deposit products.....................................................       (769.8)          (1,086.2)
   Investment borrowings.................................................................        (88.8)             450.6
   Dividends paid on preferred stock.....................................................          -                (19.0)
                                                                                             ---------          ---------

       Net cash provided (used) by financing activities..................................        (39.0)             485.0
                                                                                             ---------          ---------

       Net increase (decrease) in cash and cash equivalents..............................       (112.2)             136.6

Cash and cash equivalents, beginning of period...........................................        407.5              385.9
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   295.3          $   522.5
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

     PLAN TO TRANSFER CONSECO SENIOR HEALTH INSURANCE COMPANY TO AN INDEPENDENT TRUST

     We have entered into an agreement, pursuant to which Conseco Senior Health Insurance Company ("Conseco Senior") will be transferred to an independent trust subject to the approval of the Pennsylvania Insurance Department. We recognized the following charges in the three months ended June 30, 2008 related to the transaction: (i) pre-tax writedowns of $205.7 million ($133.7 million after taxes) related to the investments of Conseco Senior that were in an unrealized loss position because, as a result of the planned transaction, management no longer has the positive intent to hold these securities until they recover in value; (ii) an increase in the valuation allowance for deferred tax assets of $298.0 million ($370.0 million, including the potential tax benefits of the aforementioned investment writedowns) after considering the impact of our recent results and the plan to transfer Conseco Senior to an independent trust.

     Refer to the note to these consolidated financial statements entitled "Subsequent Event" for more information on the transaction, including additional charges expected to be incurred upon its completion.

     OUT-OF-PERIOD ADJUSTMENTS

     We recorded the net effects of certain out-of-period adjustments which decreased our net income by: (i) $.9 million (or nil cents per diluted share) in the second quarter of 2008; and (ii) $1.4 million (or one cent per diluted share) in the first six months of 2008.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The effects of the restatement adjustments on our consolidated financial statements are as follows:

Consolidated Statement of Operations

                                                                 Three months ended June 30, 2007
                                                ---------------------------------------------------------------
                                                                            Adjustments
                                                                   ------------------------------
                                                                                   Accounting for
                                                As previously      Remediation      premium rate          As
                                                  reported         procedures         increases        restated
                                                  --------         ----------         ---------        --------
                                                             (Dollars in millions, except per share data)
       Total revenues........................     $1,169.2          $  -                $  -            $1,169.2
                                                  --------          ------              ------          --------
       Benefits and expenses:
          Insurance policy benefits..........        930.9            (2.3)               (3.3)            925.3
          Interest expense...................         27.9             -                   -                27.9
          Amortization.......................        116.3              .6                (2.4)            114.5
          Costs related to a
             litigation settlement...........         35.0             -                   -                35.0
          Other operating costs and
             expenses........................        151.8             -                   -               151.8
                                                  --------          ------              ------          --------

             Total benefits and expenses.....      1,261.9            (1.7)               (5.7)          1,254.5
                                                  --------          ------              ------          --------

             Income (loss) before income
               taxes.........................        (92.7)            1.7                 5.7             (85.3)

       Income tax expense (benefit)..........        (32.8)             .6                 2.1             (30.1)
                                                  --------          ------              ------          --------

          Net income (loss)..................     $  (59.9)         $  1.1              $  3.6          $  (55.2)
                                                  ========          ======              ======          ========

       Net loss per share - basic............        $(.38)                                                $(.35)
                                                     =====                                                 =====

       Net loss per share - diluted..........        $(.38)                                                $(.35)
                                                     =====                                                 =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                                                                   Six months ended June 30, 2007
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $2,283.7      $  -              $  -            $  -         $2,283.7
                                                --------      -------           ------          ------       --------
       Benefits and expenses:
          Insurance policy benefits.........     1,732.2        17.3              (6.8)            -          1,742.7
          Interest expense..................        51.5         -                 -               -             51.5
          Amortization......................       232.5         1.2              (1.9)            (.2)         231.6
          Costs related to a
             litigation settlement..........        48.0         -                 -               -             48.0
          Other operating costs and
             expenses.......................       296.0         -                 -               -            296.0
                                                --------      ------            ------          ------       --------
-
             Total benefits and expenses....     2,360.2        18.5              (8.7)            (.2)       2,369.8
                                                --------      ------            ------          ------       --------

             Income (loss) before income
               taxes........................       (76.5)      (18.5)              8.7              .2          (86.1)

       Income tax expense (benefit).........       (27.0)       (6.7)              3.2              .1          (30.4)
                                                --------      ------            ------          ------       --------

          Net income (loss).................    $  (49.5)     $(11.8)           $  5.5          $   .1       $  (55.7)
                                                ========      ======            ======          ======       ========

       Net loss per share - basic...........       $(.40)                                                       $(.44)
                                                   =====                                                        =====

       Net loss per share - diluted.........       $(.40)                                                       $(.44)
                                                   =====                                                        =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Selected Consolidated Balance Sheet Accounts

                                                                            June 30, 2007
                                             ------------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Additional paid-in capital...........     $4,126.4     $ (4.8)            $  -           $ (.4)        $4,121.2
       Retained earnings....................        576.9      (27.6)             14.6           (1.0)           562.9

Selected Consolidated Statement of Cash Flow Amounts

                                                                   Six months ended June 30, 2007
                                             ------------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Cash flows from operating activities:
          Net income (loss)..................    $(49.5)     $(11.8)          $ 5.5              $ .1         $(55.7)
          Amortization and depreciation......     247.3         1.2            (1.9)              (.2)         246.4
          Income taxes.......................     (28.6)       (6.7)            3.2                .1          (32.0)
          Insurance liabilities..............     436.9        17.3            (6.8)              -            447.4

       Net cash provided by operating
          activities.........................     327.1         -               -                 -            327.1

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

     Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the notes entitled "Accounting for Derivatives" and "Investment Borrowings" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $266.5 million and $665.8 million at June 30, 2008 and December 31, 2007, respectively.

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of June 30, 2008 and December 31, 2007, were as follows (dollars in millions):

                                                                                         June 30,        December 31,
                                                                                           2008              2007
                                                                                           ----              ----
Net unrealized depreciation on investments............................................  $(1,185.7)         $(481.3)
Adjustment to value of policies inforce at the Effective Date.........................       52.2             18.3
Adjustment to cost of policies produced...............................................      141.0             43.7
Unrecognized net loss related to deferred compensation plan...........................       (7.2)            (7.3)
Deferred income tax asset.............................................................      360.5            153.3
                                                                                        ---------          -------

     Accumulated other comprehensive loss.............................................  $  (639.2)         $(273.3)
                                                                                        =========          =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net loss and shares used to calculate basic and diluted loss per share is as follows (dollars in millions and shares in thousands):

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Net loss................................................      $(487.1)            $(55.2)     $(492.9)            $(55.7)
Preferred stock dividends...............................          -                 (4.6)         -                (14.1)
                                                              -------             ------      -------             ------

     Net loss applicable to common stock
       for basic and diluted earnings per share.........      $(487.1)            $(59.8)     $(492.9)            $(69.8)
                                                              =======             ======      =======             ======

Shares:
   Weighted average shares outstanding
     for basic and diluted earnings per share...........      184,684            169,139      184,669            160,038
                                                              =======            =======      =======            =======

     There were no dilutive common stock equivalents during the 2008 and 2007 periods because of the net loss recognized by the Company during such periods. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share, and the preferred stock dividends on the Class B mandatorily convertible preferred stock (related to the period prior to their conversion) are not added back to net income (loss) applicable to common stock.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share during the three and six months ended June 30, 2008 and 2007, because doing so would have been antidilutive in such periods (shares in thousands).

                                                                     Three months ended            Six months ended
                                                                           June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2008          2007            2008       2007
                                                                     ----          ----            ----       ----
       Equivalent common shares that were antidilutive
         during the period:
           Class B mandatorily convertible preferred stock...          -          19,528              -       28,669
           Stock option and restricted stock plans...........         67             263             46          196
                                                                      --          ------             --       ------

                                                                      67          19,791             46       28,865
                                                                      ==          ======             ==       ======

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During the three and six months ended June 30, 2008 and 2007, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings (loss) per share for the three or six months ended June 30, 2008 and 2007.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

       Operating information by segment was as follows (dollars in millions):

                                                                   Three months ended                Six months ended
                                                                       June 30,                           June 30,
                                                             -----------------------------   ----------------------------
                                                             2008           2007             2008          2007
                                                             ----  ----------------------    ----  ----------------------
                                                                   (Restated) (As reported)        (Restated)  (As reported)
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities..................................... $   10.3 $   15.6     $   15.6  $   27.3 $   32.3    $   32.3
            Supplemental health...........................    463.0    340.5        340.5     875.4    667.7       667.7
            Life..........................................     47.6     44.8         44.8      91.2     86.0        86.0
            Other.........................................     22.5     23.1         23.1      46.5     50.0        50.0
       Net investment income (a)..........................    135.2    155.1        155.1     264.5    296.0       296.0
       Fee revenue and other income (a)...................      2.1      2.7          2.7       3.7      3.9         3.9
                                                           -------- --------     --------  -------- --------    --------

                Total Bankers Life revenues...............    680.7    581.8        581.8   1,308.6  1,135.9     1,135.9
                                                           -------- --------     --------  -------- --------    --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health...........................      2.1      2.5          2.5       4.3      5.0         5.0
            Life..........................................     45.1     26.7         26.7      87.0     53.2        53.2
            Other.........................................       .3       .2           .2        .6       .5          .5
       Net investment income (a)..........................     10.1      9.4          9.4      19.3     18.9        18.9
       Fee revenue and other income (a)...................       .5       .1           .1        .8       .3          .3
                                                           -------- --------     --------  -------- --------    --------

                Total Colonial Penn revenues..............     58.1     38.9         38.9     112.0     77.9        77.9
                                                           -------- --------     --------  -------- --------    --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities.....................................      3.4      3.9          3.9       6.1      6.8         6.8
            Supplemental health...........................    142.1    148.1        148.1     287.2    298.5       298.5
            Life..........................................     81.2     81.9         81.9     165.0    168.2       168.2
            Other.........................................      3.0      2.4          2.4       5.7      4.8         4.8
       Net investment income (a)..........................    131.3    202.5        202.5     260.6    377.9       377.9
       Fee revenue and other income (a)...................       .4       .1           .1       1.1       .3          .3
                                                           -------- --------     --------  -------- --------    --------

                Total Conseco Insurance Group revenues....    361.4    438.9        438.9     725.7    856.5       856.5
                                                           -------- --------     --------  -------- --------    --------

    Other Business in Run-off:
       Insurance policy income - supplemental health......     75.5     78.1         78.1     151.0    157.6       157.6
       Net investment income (a)..........................     51.6     47.6         47.6     102.1     94.6        94.6
       Fee revenue and other income (a)...................       .1       .1           .1        .2       .2          .2
                                                           -------- --------     --------  -------- --------    --------

                Total Other Business in Run-off revenues..    127.2    125.8        125.8     253.3    252.4       252.4
                                                           -------- --------     --------  -------- --------    --------

    Corporate:
       Net investment income..............................      6.3      9.9          9.9      15.7     19.9        19.9
       Fee and other income...............................      1.8      2.2          2.2       3.1      4.3         4.3
                                                           -------- --------     --------  -------- --------    --------

                Total corporate revenues..................      8.1     12.1         12.1      18.8     24.2        24.2
                                                           -------- --------     --------  -------- --------    --------

                Total revenues............................  1,235.5  1,197.5      1,197.5   2,418.4  2,346.9     2,346.9
                                                           -------- --------     --------  -------- --------    --------


                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                 Three months ended                Six months ended
                                                                       June 30,                         June 30,
                                                             -----------------------------   ----------------------------
                                                             2008           2007             2008          2007
                                                             ----  ----------------------    ----  ----------------------
                                                                   (Restated) (As reported)        (Restated)  (As reported)
Expenses:
    Bankers Life:
       Insurance policy benefits.......................   $  534.4   $  396.8    $  399.7  $1,014.1  $  786.5     $  792.7
       Amortization....................................       66.6       69.2        71.3     141.6     151.2        152.7
       Other operating costs and expenses..............       45.1       45.3        45.3      89.2      82.2         82.2
                                                          --------   --------    --------  --------  --------     --------

            Total Bankers Life expenses................      646.1      511.3       516.3   1,244.9   1,019.9      1,027.6
                                                          --------   --------    --------  --------  --------     --------

    Colonial Penn:
       Insurance policy benefits.......................       35.8       24.2        24.2      71.1      50.1         50.1
       Amortization....................................        7.4        4.9         4.9      14.8       9.7          9.7
       Other operating costs and expenses..............        6.6        3.1         3.1      14.1       6.8          6.8
                                                          --------   --------    --------  --------  --------     --------

            Total Colonial Penn expenses...............       49.8       32.2        32.2     100.0      66.6         66.6
                                                          --------   --------    --------  --------  --------     --------

    Conseco Insurance Group:
       Insurance policy benefits.......................      232.9      275.9       275.4     473.1     552.8        527.8
       Amortization....................................       31.0       47.0        47.0      61.1      85.2         85.2
       Interest expense on investment borrowings.......        5.5        4.2         4.2      11.3       5.3          5.3
       Costs related to a litigation settlement........        -         17.5        17.5       -        24.0         24.0
       Other operating costs and expenses..............       62.0       68.5        68.5     126.9     136.4        136.4
                                                          --------   --------    --------  --------  --------     --------

            Total Conseco Insurance Group expenses.....      331.4      413.1       412.6     672.4     803.7        778.7
                                                          --------   --------    --------  --------  --------     --------

    Other Business in Run-off:
       Insurance policy benefits.......................       93.6      228.4       231.6     196.2     353.3        361.6
       Amortization....................................        5.6        6.1         5.8      11.0      12.1         11.5
       Other operating costs and expenses..............       15.8       21.6        21.6      35.2      43.4         43.4
                                                          --------   --------    --------  --------  --------     --------

            Total Other Business in Run-off expenses...      115.0      256.1       259.0     242.4     408.8        416.5
                                                          --------   --------    --------  --------  --------     --------

    Corporate:
       Interest expense on corporate debt..............       13.9       16.9        16.9      30.3      33.0         33.0
       Interest expense on variable interest entity....        3.5        6.8         6.8      10.0      13.2         13.2
       Costs related to a litigation settlement........        -         17.5        17.5       -        24.0         24.0
       Other operating costs and expenses..............       23.1       13.3        13.3      34.0      27.2         27.2
                                                          --------   --------    --------  --------  --------     --------

            Total corporate expenses...................       40.5       54.5        54.5      74.3      97.4         97.4
                                                          --------   --------    --------  --------  --------     --------

            Total expenses.............................    1,182.8    1,267.2     1,274.6   2,334.0   2,396.4      2,386.8
                                                          --------   --------    --------  --------  --------     --------

    Income (loss) before income taxes:
            Bankers Life...............................       34.6       70.5        65.5      63.7     116.0        108.3
            Colonial Penn..............................        8.3        6.7         6.7      12.0      11.3         11.3
            Conseco Insurance Group....................       30.0       25.8        26.3      53.3      52.8         77.8
            Other Business in Run-off..................       12.2     (130.3)     (133.2)     10.9    (156.4)      (164.1)
            Corporate operations.......................      (32.4)     (42.4)      (42.4)    (55.5)    (73.2)       (73.2)
                                                          --------   --------    --------  --------  --------     --------

                Income (loss) before income taxes......   $   52.7   $  (69.7)   $  (77.1) $   84.4  $  (49.5)    $  (39.9)
                                                          ========   ========    ========  ========  ========     ========

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

                                                                 Three months ended                Six months ended
                                                                       June 30,                         June 30,
                                                             -----------------------------   ----------------------------
                                                             2008           2007             2008          2007
                                                             ----  ----------------------    ----  ----------------------
                                                                   (Restated) (As reported)        (Restated)  (As reported)
Total segment revenues..................................  $1,235.5  $1,197.5     $1,197.5  $2,418.4  $2,346.9    $2,346.9
Net realized investment losses..........................    (235.3)    (28.3)       (28.3)   (278.9)    (63.2)      (63.2)
                                                          --------  ---------    --------  --------  --------    --------

    Consolidated revenues...............................  $1,000.2  $1,169.2     $1,169.2  $2,139.5  $2,283.7    $2,283.7
                                                          ========  ========     ========  ========  ========    ========

Total segment expenses..................................  $1,182.8  $1,267.2     $1,274.6  $2,334.0  $2,396.4    $2,386.8
Amortization related to net realized investment losses..      (3.7)    (12.7)       (12.7)     (6.5)    (26.6)      (26.6)
                                                          --------  --------     --------  --------  --------    --------

    Consolidated expenses...............................  $1,179.1  $1,254.5     $1,261.9  $2,327.5  $2,369.8    $2,360.2
                                                          ========  ========     ========  ========  ========    ========

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, at the beginning of each policy anniversary date, a new index period begins. We are typically able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums. We typically buy call options referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. Policyholder account balances for these annuities will fluctuate in relation to changes in a particular index, which are related to the call options we purchase. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment income (loss) related to equity-indexed products was $(55.8) million and $24.9 million in the six months ended June 30, 2008 and 2007, respectively. These amounts were substantially offset by the corresponding charge to insurance policy benefits. The estimated fair value of these options was $12.2 million and $51.2 million at June 30, 2008 and December 31, 2007, respectively. We classify these instruments as other invested assets. Pursuant to an annuity coinsurance agreement described below under the caption "Reinsurance", we held $11.9 million of these options at December 31, 2007, for the benefit of the assuming company until such options expired. All cash flows (including any increases (decreases) in fair value) from these options were transferred to the assuming company in the first six months of 2008.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). In accordance with these requirements, the expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives. The Company does not purchase call options to hedge liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. These accounting requirements often create volatility in the earnings from these products. We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement. We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs") and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting SFAS 157. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $358.9 million at June 30, 2008 and $353.2 million at December 31, 2007. We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2008, all of our counterparties were rated "A+" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $(4.2) million and $(1.0) million at June 30, 2008 and December 31, 2007, respectively. The adoption of SFAS 157 had no impact on the valuation of these embedded derivatives. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives. However, differences will occur as corporate spreads change.

     REINSURANCE

     The cost of reinsurance ceded totaled $81.8 million and $108.7 million in the first six months of 2008 and 2007, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $215.4 million and $116.7 million in the first six months of 2008 and 2007, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $314.7 million and $110.8 million in the first six months of 2008 and 2007, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $290.2 million and $84.6 million in the first six months of 2008 and 2007, respectively. The increase in premiums assumed under these agreements in 2008 resulted from agreements whereby we are assuming: (i) 50 percent of the Private-Fee-For-Service ("PFFS") business written by Coventry under a large group policy effective July 1, 2007; and (ii) 40 percent of the PFFS business written by Coventry under another large group policy effective May 1, 2008.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Current tax expense........................................    $   .4             $  1.2        $  1.0            $  1.7
Deferred tax provision.....................................     (62.2)             (31.3)        (66.1)            (32.1)
                                                               ------             ------        ------            ------

    Income tax benefit on period income....................     (61.8)             (30.1)        (65.1)            (30.4)

Valuation allowance........................................     370.0                -           370.0               -
                                                               ------             ------        ------            ------

    Total income tax expense (benefit).....................    $308.2             $(30.1)       $304.9            $(30.4)
                                                               ======             ======        ======            ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                -----------------------
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                                                (Restated)
U.S. statutory corporate rate............................................................       (35.0)%           (35.0)%
Valuation allowance......................................................................       196.8               -
Other nondeductible expense (benefit)....................................................         1.0              (1.0)
State taxes..............................................................................         (.6)              (.6)
Provision for tax issues, tax credits and other..........................................         -                 1.3
                                                                                                -----             -----

         Effective tax rate..............................................................       162.2%            (35.3)%
                                                                                                =====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            June 30,         December 31,
                                                                                              2008               2007
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................      $   909.9          $  892.1
       Non-life companies.............................................................          841.4             843.8
    Net state operating loss carryforwards............................................           32.2              32.1
    Tax credits.......................................................................           13.7              13.7
    Capital loss carryforwards........................................................          268.0             259.7
    Deductible temporary differences:
       Actively managed fixed maturities..............................................           55.3               -
       Insurance liabilities..........................................................        1,013.2           1,074.6
       Unrealized depreciation of investments.........................................          360.5             153.3
       Reserve for loss on loan guarantees............................................           68.5              71.9
       Other..........................................................................           24.2               4.4
                                                                                            ---------          --------

         Gross deferred tax assets....................................................        3,586.9           3,345.6
                                                                                            ---------          --------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................            -               (32.8)
       Value of policies inforce at the Effective Date and cost of policies produced..         (734.0)           (732.9)
                                                                                            ---------          --------

         Gross deferred tax liabilities...............................................         (734.0)           (765.7)
                                                                                            ---------          --------

         Net deferred tax assets before valuation allowance...........................        2,852.9           2,579.9

Valuation allowance...................................................................       (1,042.9)           (672.9)
                                                                                            ---------          --------

         Net deferred tax assets......................................................        1,810.0           1,907.0

Current income taxes prepaid..........................................................            2.4               2.4
                                                                                            ---------          --------

         Income tax assets, net.......................................................      $ 1,812.4          $1,909.4
                                                                                            =========          ========

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109"). Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or paid. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period when the changes are enacted.

     SFAS 109 requires a reduction of the carrying amount of deferred tax assets by establishing a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis. In evaluating our deferred income tax assets, we consider whether the deferred income tax assets will be realized, based on the SFAS 109 more-likely-than-not realization threshold criterion. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess appreciated asset value over the tax basis of net assets, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning alternatives.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years. Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of June 30, 2008, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the three month period ending June 30, 2008 primarily related to the plan to transfer Conseco Senior to an independent trust as described in the note to these consolidated financial statements entitled "Subsequent Event". As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings. However, because a substantial portion of the cumulative losses for the three-year period ended June 30, 2008, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business we plan to dispose of as further described in the note to these financial statements entitled "Subsequent Event." In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

     In the second quarter of 2008, we increased our valuation allowance against our net deferred tax assets by $370 million, to $1,042.9 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future. We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at June 30, 2008, we believe that we will more likely than not recover $1.8 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

     Recovery of our deferred tax assets is dependent on achieving the projections of future taxable income embedded in our analysis and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future. In addition, the use of the Company's NOLs is dependent, in part, on whether the Internal Revenue Service (the "IRS") does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income.

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

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation may only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2008 will be approximately $559 million (including $417 million of unused amounts carried forward from prior years).

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.50% convertible debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit if lower) on the use of our net operating loss carryforwards to offset future taxable income. The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.7 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

of our net operating loss carryforwards to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our net operating loss carryforwards.

     As of June 30, 2008, we had $5.0 billion of NOLs and $.8 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                 Total loss carryforwards
                      ---------------------   Capital loss         Total loss        ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2008 ......      $    -     $    -          $583.7             $  583.7            $  583.7          $    -
     2009.......           -           .9          86.2                 87.1                  .9              86.2
     2010.......           -          1.0           -                    1.0                 1.0               -
     2011.......           -           .1           -                     .1                  .1               -
     2012.......           -           .1          72.2                 72.3                  .1              72.2
     2013.......           -          -            23.5                 23.5                 -                23.5
     2016.......          16.9        -             -                   16.9                16.9               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6 (a)    3.2           -                2,173.8                47.3           2,126.5
     2020.......           -          2.5           -                    2.5                 2.5               -
     2021.......          61.8        -             -                   61.8                 -                61.8
     2022.......         266.2         .6           -                  266.8                 -               266.8
     2023.......          51.1    2,092.9 (a)       -                2,144.0                71.7           2,072.3
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        178.8           -                  178.8                 -               178.8
     2028.......           -           .2           -                   .2                   -                  .2
                      --------   --------        ------             --------            --------          --------

     Total......      $2,599.8   $2,403.9        $765.6             $5,769.3            $  757.4          $5,011.9
                      ========   ========        ======             ========            ========          ========

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

     We had deferred tax assets related to NOLs for state income taxes of $32.2 million and $32.1 million at June 30, 2008 and December 31, 2007, respectively. The related state NOLs are available to offset future state taxable income in certain states through 2015.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of June 30, 2008 and December 31, 2007 (dollars in millions):

                                                                                             June 30,         December 31,
                                                                                               2008               2007
                                                                                               ----               ----
3.50% convertible debentures............................................................    $  330.0           $  330.0
Secured credit agreement................................................................       861.2              865.5
Unamortized discount on convertible debentures..........................................        (1.5)              (1.8)
                                                                                            --------           --------

     Direct corporate obligations.......................................................    $1,189.7           $1,193.7
                                                                                            ========           ========

     During the first six months of 2008, we made scheduled principal payments totaling $4.3 million on our secured credit agreement ("Second Amended Credit Facility"). There were $6.3 million and $6.8 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at June 30, 2008 and December 31, 2007, respectively.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent. The base rate is equal to 1 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's Investors Service, Inc. ("Moody's") and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At June 30, 2008, the interest rate on our Second Amended Credit Facility was 4.5 percent.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       Remainder of 2008.............................   $    4.4
       2009..........................................        8.7
       2010..........................................      338.8
       2011..........................................        8.7
       2012..........................................        8.8
       2013..........................................      821.8
                                                        --------

                                                        $1,191.2
                                                        ========

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

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 23 percent at June 30, 2008); (ii) an interest coverage ratio greater than or equal to 2.0 to 1 for each rolling four quarters (such ratio exceeded the minimum requirement for the four quarters ending June 30, 2008);
(iii) an aggregate risk-based capital ratio, as defined in the Second Amended Credit Facility, greater than or equal to 250 percent for each quarter (such ratio exceeded the minimum risk-based capital requirements at June 30, 2008); and (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at June 30, 2008 exceeded such requirement).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at June 30, 2008 and December 31, 2007. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of our top tier insurance company, Conseco Life Insurance Company of Texas ("CLTX"). Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility. We have repurchased $87.2 million of our common stock. No repurchases were made in the first six months of 2008.

     INVESTMENT BORROWINGS

     In the first quarter of 2007, one of the Company's insurance subsidiaries (Conseco Life Insurance Company, "Conseco Life") became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings. At June 30, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings from the FHLBI totaled $450.0 million as of June 30, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $508.0 million at June 30, 2008, which are maintained in a custodial account for the benefit of the FHLBI. Conseco Life recognized interest expense of $11.0 million and $4.8 million in the first six months of 2008 and 2007, respectively, related to the borrowings.

     The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                   at June 30, 2008
                       --------                  ----                   ----------------
                        $ 54.0              May 2012                   Variable rate - 2.638%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 2.770%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

     At June 30, 2008, investment borrowings consisted of: (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $364.3 million of securities issued to other entities by a variable interest entity ("VIE") which is consolidated in our financial statements; and (iii) other borrowings of $9.9 million.

     At December 31, 2007, investment borrowings consisted of: (i) collateralized borrowings of $450.0 million; (ii) $452.3 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $10.7 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2007.................................................    184,652

    Shares issued under employee benefit compensation plans..................         74 (a)
                                                                                 -------

Balance at June 30, 2008.....................................................    184,726
                                                                                 =======

---------
     (a) Such amount was reduced by four thousand shares which were tendered for the payment of federal and state taxes owed on the issuance of restricted stock.

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $21.3 million and $28.5 million during the six months ended June 30, 2008 and 2007, respectively. Amounts amortized totaled $8.5 million and $10.5 million during the six months ended June 30, 2008 and 2007, respectively. The unamortized balance of deferred sales inducements at June 30, 2008 and December 31, 2007 was $161.8 million and $149.0 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $224.1 million and $252.8 million at June 30, 2008 and December 31, 2007, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pending Accounting Standards

     In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") specifies that a contract (that would otherwise meet the definition of a derivative under SFAS 133) issued or held by the reporting entity that is both indexed to its own stock and classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or an embedded feature) is indexed to an entity's own stock, using a two-step approach. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The guidance in EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB 14-1 shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements. The Company is evaluating the impact of adopting FSP APB 14-1 on its consolidated financial statements.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). The scope of SFAS 163 is

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise's risk-management activities, which are effective for the first period (including interim periods) beginning after May 2008. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company's consolidated financial condition and results of operations.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS 162 is not expected to have a material impact on our consolidated financial statements.

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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value, with certain exceptions. Additionally, SFAS 141R requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. SFAS 141R also provides for a substantial number of new disclosure requirements. SFAS 141R is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited. We expect that SFAS 141R will have an impact on our accounting for future business combinations once the statement is adopted but the effect is dependent upon acquisitions, if any, that are made in the future. In addition, SFAS 141R changes the previous requirement that reductions in a valuation allowance for deferred tax assets established in conjunction with the implementation of fresh-start accounting be recognized as a direct increase to additional paid-in capital. Instead, the revised standard requires that any such reduction be reported as a decrease to income tax expense through the consolidated statement of operations. Accordingly, reductions to our valuation allowance for deferred tax assets will be reported as a decrease to income tax expense, after the effective date of SFAS 141R.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     In April 2007, FASB issued Interpretation 39-1 "Amendment of FASB Interpretation No. 39" ("FIN 39-1"). FIN 39-1 amends FIN 39, "Offsetting of Amounts Related to Certain Contracts", to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. FIN 39-1 also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN 39-1, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. All collateral is maintained in a tri-party custodial account. At June 30, 2008, $4.9 million of derivative liabilities have been offset against derivative assets executed with the same counterparty under master netting arrangements. We adopted FIN 39-1 on January 1, 2008.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 resulted in a $6.0 million increase to additional paid-in capital during the first three months of 2007. The Company classifies interest and, if applicable, penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in the first six months of 2008 and 2007. The liability for accrued interest was not significant at June 30, 2008 or December 31, 2007.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleged, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code
Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it had reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions. At the May 21, 2007 fairness hearing, the court granted final approval of the settlement and issued an order doing so on June 8, 2007. The Court entered final judgment in the case on July 5, 2007. We began implementing the settlement with the inforce and certain former policyholders in the last half of 2007. We previously recognized costs related to this litigation totaling $267.2 million (none of which was recognized in the first six months of 2008).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Three other cases remain pending with respect to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". On May 24, 2005 a purported class action lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois, transferred to California and consolidated and coordinated with MDL 1610. The Harte matter was settled in June, 2008 and will be dismissed by the court on motion by the parties. Also, a lawsuit was filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves approximately 800 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. In the recently settled matter Cost of Insurance Cases, Judicial Counsel Coordination Proceeding No. 4384 (Judicial Counsel of California) one plaintiff's claims remain, those of Marvin Barenblat, and he will be filing an amended complaint within this proceeding in the near future.

     The ultimate outcome of the cost of insurance lawsuits that have not been settled cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     Agent Litigation

     On September 18, 2006, a purported class action was filed in the Superior Court of the State of California for the County of Los Angeles, Holly Walker, individually, and on behalf of all others similarly situated, and on behalf of the general public v. Bankers Life & Casualty Company, an insurance company domiciled in the State of Illinois, and Does 1 to 100, Case No. BC358690. In her complaint, plaintiff alleged Bankers Life and Casualty Company intentionally misclassified its California insurance agents as independent contractors when they should have been classified as employees. Plaintiff sought relief on behalf of the class alleging claims for preliminary and permanent injunction, misclassification, indemnification, conversion and unfair business practices. Bankers Life and Casualty Company caused the case to be removed to the U.S. District Court, Central District of California on October 18, 2006. An order was entered on November 20, 2006 transferring the case to the U.S. District Court, Northern District of Illinois, Case No. 06C6906. The Court has dismissed with prejudice plaintiff's allegations of preliminary and permanent injunction and misclassification. A first amended complaint was filed on June 12, 2007 adding Carole Paradise as the new class representative and naming Holly Walker as an individual plaintiff. This complaint alleges claims of indemnification, conversion and unfair business practices. On October 1, 2007, the court granted the plaintiff's motion for class certification. Bankers Life and Casualty Company subsequently appealed to the 7th Circuit Court of Appeals, which denied the appeal. Bankers Life and Casualty Company subsequently filed a motion to decertify the class with the district court, which entered an order decertifying the class action on July 28, 2008. This matter is set for trial, with Ms. Walker as the sole plaintiff, on August 25, 2008. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages in an unspecified amount along with declaratory and injunctive relief. Conseco caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned Case No. 04-784-D-M2. An order was issued on February 15, 2007 granting plaintiff's motion for class certification. The order specifically certifies two sub-classes identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class. We appealed the certification order to the 5th Circuit Court of Appeals, and by order entered May 28, 2008, the 5th Circuit Court of Appeals affirmed class certification but made modifications to the class definitions. Our subsequent petition for rehearing was denied by order dated June 27, 2008. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On November 3, 2006, an action was filed in the United States District Court for the Central District of California Ruth Ross v. Pioneer National Life Insurance Company and Washington National Insurance Company, Case No. CV 06 7081. In that case, the plaintiff alleged breach of contract, bad faith and violation of California consumer protection laws in the handling of her claim for benefits under a Washington National Insurance Company policy of long-term care insurance. The Company paid out in excess of the $150,000 per occurrence maximum benefit and declined to pay additional claims, but the plaintiff contended that she should have received the balance of a $250,000 lifetime maximum benefit. The parties disagreed as to whether the plaintiff's continuing confinement was caused by one or more than one occurrence as defined under the policy. In her complaint, the plaintiff claimed loss of benefits of $.1 million, and compensatory damages for mental anguish of $.9 million, together with punitive damages of $5 million plus attorney fees, interest and costs of litigation. The matter was scheduled for jury trial May 27, 2008. At a mediation conducted on April 23, 2008, the matter was resolved on a confidential basis and the court dismissed the action with prejudice by order entered June 20, 2008. The amount recognized as expense in 2008 related to the settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

The plaintiff filed a motion for summary judgment on July 16, 2008. The Company believes the action is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On March 19, 2008 a purported class action was filed in the United States District Court for the Western District of Washington, Susan W. Taylor and Curtis L. Welch, on behalf of themselves and all others similarly situated v. Bankers Life and Casualty Co., Case No. C08-0447JCC. The case was filed on behalf of all persons in the state of Washington who since 1988 purchased long or short-term convalescent care (commonly referred to as long-term care) insurance policies from Bankers Life and Casualty Co. The complaint alleges damages from increases in premiums for such policies in causes of action alleging unfair or deceptive practices under Washington's Consumer Protection Act, breach of contract and bad faith. We filed a motion to dismiss the complaint on May 19, 2008. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On March 4, 2008, a Complaint was filed in the United Stated District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS. Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company on September 26, 1995. Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to Business & Professions Code
Section 17200 and Declaratory Relief. The putative class consists of "All owners of Valulife and Valuterm `universal life' insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life. The class does not include officers or actuaries (or their immediate families) of Massachusetts General, Philadelphia Life, Conseco Life or any of their parent companies, including Conseco, Inc." Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until around 2011. We filed a motion to dismiss the complaint on June 25, 2008, which is set for hearing on August 25, 2008. Plaintiff has not yet filed a motion for certification of the class, and we intend to oppose any form of class treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On June 4, 2008, a purported class action complaint was filed in the United Stated District Court for the Northern District of Illinois, Ruby Sandock, individually and on behalf of herself and all others similarly situated v. Bankers Life & Casualty Company Case No. 08-CV-3218. Plaintiff is claiming breach of contract, consumer fraud and deceptive business practices, and unjust enrichment on behalf of the proposed national class and seeks compensatory and punitive damages, injunctive and restitutionary relief. Plaintiff alleges that Bankers Life & Casualty systematically and intentionally failed to comply with standard contractual waiver of premium provisions that are included in its long-term care insurance policy contracts that it offers and sells to consumers. Plaintiffs allege that Bankers Life & Casualty has a policy or practice of continuing to charge and/or bill its insureds for policy premiums after the insured has received 90 days of benefits. Our answer was filed on July 3, 2008, denying liability and denying that the action is properly maintainable as a class action. We also filed a motion to dismiss the complaint. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of June 30, 2008, we have paid $13.7 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At June 30, 2008, we estimated that approximately $10.1 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $10.3 million will be paid to the former holders of our Predecessor's trust preferred securities (of which $5.7 million is held in a segregated cash account related to amounts already collected).

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                ----------------------
                                                                                                2008              2007
                                                                                                ----              ----
                                                                                                                (Restated)
Cash flows from operating activities:
   Net loss.............................................................................       $(492.9)        $  (55.7)
   Adjustments to reconcile the net loss to net cash provided by operating activities:
       Amortization and depreciation....................................................         235.9            246.4
       Income taxes.....................................................................         304.4            (32.0)
       Insurance liabilities............................................................         195.0            447.4
       Accrual and amortization of investment income....................................          30.6            (10.9)
       Deferral of policy acquisition costs.............................................        (235.1)          (244.4)
       Net realized investment losses...................................................         278.9             63.2
       Net sales (purchases) of trading securities......................................         391.6           (138.0)
       Other............................................................................           1.2             51.1
                                                                                               -------         --------

         Net cash provided by operating activities......................................       $ 709.6         $  327.1
                                                                                               =======         ========

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................          $5.0           $  6.0
     Conversion of preferred stock into common shares...................................           -              667.8
     Reduction of tax liabilities related to various contingencies recognized
       at the fresh-start date in conjunction with adoption of FIN 48...................           -                6.0

     At June 30, 2008 and December 31, 2007, restricted cash and cash equivalents consisted of: (i) $12.7 million and $16.1 million, respectively, held by a VIE; (ii) $5.7 million and $1.9 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS; and (iii) $3.1 million and $3.1 million, respectively, held in an escrow account pursuant to a litigation settlement.

     INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity, that is a VIE under Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities, revised December 2003" ("FIN 46R"). The following is description of our significant investment in a VIE:

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. The carrying value of our investment in Fall Creek was $51.9 million and $47.0 million at June 30, 2008 and December 31, 2007, respectively.

     The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio was not met and was amended. Subsequent to the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $83.5 million in the first quarter of 2008. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

(under defined circumstances), $5 million of which was contributed through June 30, 2008 (none of which was contributed in the second quarter of 2008).

     FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, we adopted SFAS 157 which clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements. SFAS 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. The disclosure requirements of SFAS 157 are intended to provide users of financial statements with the ability to assess the reliability of an entity's fair value measurements. The initial adoption of SFAS 157 resulted in a charge of $1.8 million to net income (after the effects of the amortization of insurance acquisition costs and income taxes) in the first quarter of 2008, attributable to changes in the liability for the embedded derivatives associated with our equity-indexed annuity products. The change resulted from the incorporation of risk margins into the estimated fair value calculation for this liability.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     The vast majority of our fixed maturity securities and separate account assets use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate. As the Company is responsible for the determination of fair value, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The Company's analysis includes: (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services' valuation to other pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.

     For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes. These broker quotes represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.

     Certain of our investments do not have readily determinable market prices and/or observable inputs. For these securities, we use internally developed valuations. Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market. For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate. The pricing matrix utilizes a spread level to determine the market price for a security. The credit spread generally incorporates the issuer's credit rating and other factors relating to the issuer's industry and the security's maturity. In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at June 30, 2008 is as follows (dollars in millions):

                                               Quoted prices
                                             in active markets Significant other   Significant
                                           for identical assets   observable      unobservable
                                              or liabilities        inputs           inputs
                                                 (Level 1)         (Level 2)        (Level 3)           Total
                                                 ---------         ---------        ---------           -----
Assets:
   Actively managed fixed maturities........        $90.2          $18,104.2          $1,954.0         $20,148.4
   Equity securities........................          -                  -                34.3              34.3
   Trading securities.......................         14.9              246.7               4.9             266.5
   Other invested assets....................          -                 45.2 (a)           5.2 (b)          50.4
   Assets held in separate accounts.........          -                 24.6               -                24.6

Liabilities:
   Liabilities for insurance products:
     Embedded derivative instruments........        $ -                $ -             $361.9 (c)        $361.9

-------------
     (a)  Includes corporate-owned life insurance and derivatives.
     (b)  Includes equity-like holdings in special-purpose entities.
     (c) Includes $358.9 million of embedded derivatives associated with our equity-indexed annuity products and $3.0 million of embedded derivatives associated with a modified coinsurance agreement.

     The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and six months ended June 30, 2008 (dollars in millions):

                                                                                                   Embedded derivative
                                                 Actively                                 Other   instruments included
                                               managed fixed    Equity       Trading    invested   in liabilities for
                                                maturities    securities   securities    assets    insurance products
                                                ----------    ----------   ----------    ------    ------------------
Assets:
   Beginning balance as of
       March 31, 2008.......................     $2,106.1       $34.4         $ 9.4       $ 4.3           $(365.9)
     Purchases, sales, issuances and
       settlements, net.....................        (35.9)        -            (3.9)       (1.4)              8.1
     Total realized and unrealized gains (losses):
       Included in net loss.................        (14.4)        -             (.1)         .9              (4.1)
       Included in other comprehensive
         income (loss)......................        (75.3)        (.1)          -           1.4               -
     Transfers in and/or (out) of Level 3 (a)       (26.5)        -             (.5)        -                 -
                                                 --------       -----         -----       -----           -------

   Ending balance as of June 30, 2008.......     $1,954.0       $34.3         $ 4.9       $ 5.2           $(361.9)
                                                 ========       =====         =====       =====           =======

   Amount of total gains (losses) for the three
     months ended June 30, 2008
     included in our net loss relating to assets
     and liabilities still held as Of the
     reporting date.........................       $(12.9)       $  -          $(.1)       $  -              $(4.1)
                                                   ======        =====         ====        =====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                                                                                                   Embedded derivative
                                                 Actively                                 Other   instruments included
                                               managed fixed    Equity       Trading    invested   in liabilities for
                                                maturities    securities   securities    assets    insurance products
                                                ----------    ----------   ----------    ------    ------------------
Assets:
   Beginning balance as of
       December 31, 2007....................     $1,924.3       $34.5         $11.8       $ 4.3           $(354.6)
     Purchases, sales, issuances and
       settlements, net.....................        153.3         -            (5.5)       (1.4)             22.1
     Total realized and unrealized gains (losses):
       Included in net loss.................        (28.1)        -             (.9)         .9             (29.4)
       Included in other comprehensive
         income (loss)......................        (69.0)        (.2)          -           1.4               -
     Transfers in and/or (out) of Level 3 (a)       (26.5)        -             (.5)        -                 -
                                                 --------       -----         -----       -----           -------

   Ending balance as of June 30, 2008.......     $1,954.0       $34.3         $ 4.9       $ 5.2           $(361.9)
                                                 ========       =====         =====       =====           =======

   Amount of total gains (losses) for the six
     months ended June 30, 2008
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................       $(17.7)     $  -            $(.7)      $  -             $(29.4)
                                                   ======      ======          ====       =====            ======

-----------
     (a) Net transfers out of Level 3 are reported as having occurred at the beginning of the period.

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

     We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no such transfers in the six month period ending June 30, 2008.

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

     SUBSEQUENT EVENT

     On August 11, 2008, Conseco and CDOC, Inc. ("CDOC"), a wholly owned subsidiary of Conseco (and together with Conseco, the "Conseco Parties"), entered into a Transfer Agreement with Senior Health Care Transition Trust (the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

"Transition Trust"), pursuant to which the Conseco Parties would transfer the stock of Conseco Senior to an independent trust to be named Senior Health Care Oversight Trust (the "Independent Trust") for the exclusive benefit of Conseco Senior's long-term care policyholders. Consummation of the transaction, which conditioned upon receipt of the approval of the Pennsylvania Insurance Department, is expected to occur in the fourth quarter of 2008.

     In addition to the transfer of the Conseco Senior stock, the Conseco Parties have agreed to contribute $175 million of additional capital to Conseco Senior and the Independent Trust. Following the transfer, Conseco Senior will be re-named Senior Health Insurance Company of Pennsylvania and will be run by management transferred from Conseco.

     To effect the transfer of the Conseco Senior stock to the Independent Trust, Conseco has formed the Transition Trust, which has filed for regulatory approval of the transfer with the Pennsylvania Insurance Department. Upon receipt of such approval and satisfaction of all other closing conditions, the Transition Trust will merge with and into the Independent Trust.

     Conseco expects to record accounting charges totaling approximately $1.2 billion related to the transaction, comprised of Conseco Senior's equity (as calculated in accordance with generally accepted accounting principles), an additional valuation allowance for deferred tax assets and the capital contribution to Conseco Senior and the Independent Trust. The accounting charges are summarized as follows (dollars in millions):

Charges recognized in the second quarter of 2008:

   Recognition of unrealized losses on investments expected to be transferred
      to the Independent Trust...................................................................       $  205.7 (a)

   Increase to deferred tax valuation allowance based on recent results which have had a significant impact on taxable income and the expected
      effects of the proposed transaction........................................................          298.0
                                                                                                        --------

         Total charges recognized in the second quarter of 2008..................................          503.7
                                                                                                        --------

Charges expected to be recognized upon the completion of the transaction:

   Write-off of remaining shareholder's equity of Conseco Senior and transaction expenses .......          478.6 (a) (b)

   Additional capital contribution...............................................................          175.0 (a)
                                                                                                        --------

         Total charges recognized upon the completion of the transaction.........................          653.6
                                                                                                        --------

Total expected charges...........................................................................       $1,157.3
                                                                                                        ========

-----------------
     (a) Amount is before the potential tax benefit. A deferred tax valuation allowance will be established for all future potential tax benefits generated by these charges since management has concluded that it is more likely than not that such tax benefits will not be utilized to offset future taxable income. (b) Amount will be based on the actual shareholder's equity of Conseco Senior at the completion of the transaction and the actual expenses incurred to complete the transaction. Such final amount will be different than the estimate provided in this summary.

     The aforementioned $175.0 million capital contribution is expected to be primarily in the form of cash and a note payable of $125.0 million on the consummation date. The note is expected to be unsecured; have a five-year maturity date; have a fixed rate of interest to be determined upon consummation; and require annual principal payments of $25.0 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at June 30, 2008, and the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of our 2007 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o general economic, market and political conditions, including the performance and fluctuations of the financial markets which may affect our ability to raise capital or refinance our existing indebtedness;

     o our ability to obtain adequate and timely rate increases on our supplemental health products including our long-term care business;

     o mortality, morbidity, the increased cost and usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

     o changes in our assumptions related to the cost of policies produced or the value of policies inforce at the Effective Date;

     o the recoverability of our deferred tax asset and the effect of potential tax rate changes on its value;

     o    changes in accounting principles and the interpretation thereof;

     o our ability to achieve anticipated expense reductions and levels of operational efficiencies including improvements in claims adjudication and continued automation and rationalization of operating systems;

     o performance and valuation of our investments, including the impact of realized losses (including other-than-temporary impairment charges);

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     o our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

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

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products; and

     o the receipt of regulatory approval and consummation of the plan to transfer Conseco Senior Health Insurance Company to an independent trust.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. The Other Business in Run-off segment is primarily comprised of long-term care business issued by Conseco Senior and Washington National Insurance Company, subsidiaries that were acquired in 1996 and 1997, respectively. As further discussed in the note to the consolidated financial statements entitled "Subsequent Event", the Company plans to transfer Conseco Senior to an independent trust. Over 80 percent of the insurance liabilities in this segment are expected to be transferred upon consummation of the transaction.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     Volatility in Credit Markets

     Many portions of the credit market have recently experienced reduced liquidity, higher volatility and widening credit spreads mainly as a result of uncertainty arising from relatively poor performance in sectors of the mortgage market, concern about corporate credit quality and the impact of related losses on market participants. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in mortgage related and structured securities, including collateralized mortgage-backed securities. During the first six months of 2008, these market conditions contributed to the $.7 billion increase in net unrealized investment losses (before amortization of insurance acquisition costs and income taxes) related to our $20.1 billion investment portfolio of fixed maturity securities. This increase in net unrealized investment losses reflects increased risk premium for certain security types, partially offset by the effects of a relatively low risk-free interest rate environment. We believe these credit market conditions have contributed to a higher level of impairments in our investment portfolio. We expect to experience continued volatility in the valuation of our fixed maturity securities, as well as a relatively high level of credit-related investment losses, potentially including additional impairments of our investment portfolio.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2007 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Income (loss) before net realized investment gains
  (losses), net of related amortization and income
  taxes (a non-GAAP measure) (a):
    Bankers Life..........................................    $  34.6            $  70.5      $  63.7            $ 116.0
    Colonial Penn.........................................        8.3                6.7         12.0               11.3
    Conseco Insurance Group...............................       30.0               25.8         53.3               52.8
    Other Business in Run-off.............................       12.2             (130.3)        10.9             (156.4)
    Corporate operations..................................      (32.4)             (42.4)       (55.5)             (73.2)
                                                              -------            -------      -------            -------

                                                                 52.7              (69.7)        84.4              (49.5)
                                                              -------            -------      -------            -------

Net realized investment gains (losses), net of related
  amortization:
    Bankers Life..........................................      (10.2)              (1.0)       (27.0)              (5.5)
    Colonial Penn.........................................         .7                 .3           .1                 .1
    Conseco Insurance Group...............................      (11.4)             (13.6)       (20.2)             (29.7)
    Other Business in Run-off.............................     (206.8)               (.1)      (204.8)               (.3)
    Corporate operations..................................       (3.9)              (1.2)       (20.5)              (1.2)
                                                              -------            -------      -------            -------

                                                               (231.6)             (15.6)      (272.4)             (36.6)
                                                              -------            -------      -------            -------
Income (loss) before income taxes:
    Bankers Life..........................................       24.4               69.5         36.7              110.5
    Colonial Penn.........................................        9.0                7.0         12.1               11.4
    Conseco Insurance Group...............................       18.6               12.2         33.1               23.1
    Other Business in Run-off.............................     (194.6)            (130.4)      (193.9)            (156.7)
    Corporate operations..................................      (36.3)             (43.6)       (76.0)             (74.4)
                                                              -------            -------      -------            -------

       Loss before income taxes...........................    $(178.9)           $ (85.3)     $(188.0)           $ (86.1)
                                                              =======            =======      =======            =======

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


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------          ---------------------
                                                                2008               2007          2008             2007
                                                                ----               ----          ----             ----
                                                                                (Restated)                     (Restated)
Premium collections:
     Annuities.............................................   $   257.8          $  200.5     $   486.9           $  412.7
     Supplemental health...................................       470.8             356.6         906.3              722.9
     Life..................................................        53.8              52.1         101.8              100.2
                                                              ---------          --------     ---------           --------

       Total collections...................................   $   782.4          $  609.2     $ 1,495.0           $1,235.8
                                                              =========          ========     =========           ========

Average liabilities for insurance products:
    Annuities:
      Mortality based......................................   $   253.2          $  283.0     $   225.9           $  281.9
      Equity-indexed.......................................     1,147.1             730.0       1,095.3              693.7
      Deposit based........................................     4,419.8           4,523.9       4,458.8            4,537.5
    Health.................................................     3,848.8           3,532.4       3,808.4            3,497.1
    Life:
      Interest sensitive...................................       382.8             360.7         381.4              358.3
      Non-interest sensitive...............................       351.0             292.0         343.5              284.2
                                                              ---------          --------     ---------           --------

         Total average liabilities for insurance
           products, net of reinsurance ceded..............   $10,402.7          $9,722.0     $10,313.3           $9,652.7
                                                              =========          ========     =========           ========

Revenues:
     Insurance policy income...............................   $   543.4          $  424.0     $ 1,040.4           $  836.0
     Net investment income:
       General account invested assets.....................       153.5             142.2         302.9              282.9
       Equity-indexed products.............................       (17.5)             11.9         (34.8)               8.9
       Other special-purpose portfolios....................         (.8)              1.0          (3.6)               4.2
     Fee revenue and other income..........................         2.1               2.7           3.7                3.9
                                                              ---------          --------     ---------           --------

         Total revenues....................................       680.7             581.8       1,308.6            1,135.9
                                                              ---------          --------     ---------           --------

Expenses:
     Insurance policy benefits.............................       497.2             338.2         932.1              680.8
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products................        43.5              45.1          87.7               89.8
       Equity-indexed products.............................        (6.3)             13.5          (5.7)              15.9
     Amortization related to operations....................        66.6              69.2         141.6              151.2
     Other operating costs and expenses....................        45.1              45.3          89.2               82.2
                                                              ---------          --------     ---------           --------

         Total expenses....................................       646.1             511.3       1,244.9            1,019.9
                                                              ---------          --------     ---------           --------

Income before net realized investment losses, net of related
   amortization and income taxes...........................        34.6              70.5          63.7              116.0
                                                              ---------          --------     ---------           --------

     Net realized investment losses........................       (12.1)             (1.9)        (31.4)              (7.1)
     Amortization related to net realized investment losses         1.9                .9           4.4                1.6
                                                              ---------          --------     ---------           --------

         Net realized investment losses, net of related
           amortization ...................................       (10.2)             (1.0)        (27.0)              (5.5)
                                                              ---------          --------     ---------           --------

Income before income taxes.................................   $    24.4          $   69.5     $    36.7           $  110.5
                                                              =========          ========     =========           ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................       $453.0            $294.9        $843.1            $592.8
       Benefit ratio (a)..................................        93.3%             81.1%         91.4%             82.6%

     Medicare supplement:
       Insurance policy benefits..........................       $112.4            $108.8        $216.7            $214.1
       Benefit ratio (a)..................................        71.3%             67.4%         67.9%             66.0%

     PDP and PFFS:
       Insurance policy benefits..........................       $161.3             $38.1        $272.8             $73.3
       Benefit ratio (a)..................................        94.0%             80.9%         94.0%             86.5%

     Long-term care:
       Insurance policy benefits..........................       $179.3            $148.0        $353.6            $305.4
       Benefit ratio (a)..................................       114.7%             95.4%        113.1%             99.0%
       Interest-adjusted benefit ratio (b)................        81.4%             64.6%         80.2%             68.3%

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

     These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $52.1 million and $47.9 million in the three months ended June 30, 2008 and 2007, respectively, and $103.0 million and $94.7 million in the six months ended June 30, 2008 and 2007, respectively.

     Total premium collections were $782.4 million in the second quarter of 2008, up 28 percent from 2007 and were $1,495.0 million in the first six months of 2008, up 21 percent from 2007. Premium collections include $162.4 million and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

$44.9 million in the second quarters of 2008 and 2007, respectively, and $278.8 million and $83.5 million in the first six months of 2008 and 2007, respectively, of premiums collected pursuant to quota-share agreements with Coventry. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $10.4 billion in the second quarter of 2008, up 7.0 percent from 2007. Average liabilities for insurance products, net of reinsurance ceded, were $10.3 billion in the first six months of 2008, up 6.8 percent from 2007. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $171.5 million and $47.0 million in the second quarters of 2008 and 2007, respectively, and $290.2 million and $84.6 million in the six months ended June 30, 2008 and 2007, respectively, of premium income from the quota-share agreements with Coventry.

     Net investment income on general account invested assets (which excludes income on policyholder accounts) was $153.5 million in the second quarter of 2008, up 7.9 percent from 2007 and was $302.9 million in the first six months of 2008, up 7.1 percent from 2007. The average balance of general account invested assets was $10.5 billion and $9.9 billion in the second quarters of 2008 and 2007, respectively. The average yield on these assets was 5.86 percent and 5.74 percent in the second quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $10.4 billion and $9.8 billion in the first six months of 2008 and 2007, respectively. The average yield on these assets was 5.81 percent and 5.76 percent in the first six months of 2008 and 2007, respectively. The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(14.0) million and $11.9 million in the second quarters of 2008 and 2007, respectively, and were $(35.1) million and $8.9 million in the first six months of 2008 and 2007, respectively. Such amounts also include income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(3.5) million and $.3 million in the three and six months ended June 30, 2008, respectively. There was no such trading account income in the 2007 periods. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Our results in the three and six months ended June 30, 2008, were affected by a reduction to earnings of $5.7 million and $12.7 million, respectively, related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $2.0 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents. The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $(.8) million and $1.0 million in the second quarters of 2008 and 2007, respectively, and $(3.6) million and $1.5 million in the six months ended June 30, 2008 and 2007, respectively. Also during the first quarter of 2007, we recognized a death benefit of $2.7 million under the COLI as income.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $1.4 million and $3.4 million in the first six months of 2008 and 2007, respectively. Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 68.3 percent and 67.0 percent in the first six months of 2008 and 2007, respectively. We experienced higher incurred claims in the second quarter of 2008.

     The insurance policy benefits on our prescription drug plan ("PDP") and PFFS business result from our quota-share reinsurance agreements with Coventry. We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements to assume 40 percent and 50 percent, respectively, of the business written by Coventry under two large group policies. During the three months ended June 30, 2008, we recognized a $3 million increase in insurance policy benefits due to changes in our estimates of prior period claim costs on the PFFS business we assume from Coventry. In addition, our benefit ratio on this block has increased as a result of the recent addition of new PFFS groups through quota-share reinsurance agreements. The expected benefit ratio on the PFFS business is higher than the expected benefit ratio on the PDP business. Accordingly, the overall benefit ratio has increased since the PFFS business is now a larger percentage of the entire block.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 114.7 percent and 95.4 percent in the second quarters of 2008 and 2007, respectively, and 113.1 percent and 99.0 percent in the first six months of 2008 and 2007, respectively. The interest-adjusted benefit ratio on this business was 81.4 percent and 64.6 percent in the second quarters of 2008 and 2007, respectively, and 80.2 percent and 68.3 percent in the first six months of 2008 and 2007, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $(4.6) million and $3.4 million in the first six months of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our benefit ratios would have been 111.7 percent and 100.1 percent in the first six months of 2008 and 2007, respectively. The benefit ratio reflected an increase in the number of incurred claims in the 2008 periods.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented these rate increases. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of June 30, 2008, all such filings had been submitted for regulatory approval, and approximately 63 percent of the rate increases had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next six months. Finally, an additional rate increase on the 65 percent of the block that received an increase in 2006 will be filed in the third quarter of 2008. Implementations of this rate increase are expected to begin in the fourth quarter of 2008 and continue throughout 2009 as approvals are received.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $43.5 million in the second quarter of 2008, down 3.5 percent from 2007, and were $87.7 million in the first six months of 2008, down 2.3 percent from 2007. The weighted average crediting rate for these products was 3.6 percent and 3.7 percent in the second quarters of 2008 and 2007, respectively, and 3.6 percent and 3.7 percent in the first six months of 2008 and 2007, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $66.6 million and $69.2 million in the second quarters of 2008 and 2007, respectively, and $141.6 million and $151.2 million in the first six months of 2008 and 2007, respectively. During the first six months of 2008 and 2007, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million in the first six months of 2008 (none of which was recognized in the second quarter of 2008) and $25.4 million in the first six months of 2007 ($6.5 million of which was recognized in the second quarter of 2007). We believe such increases were partially related to competition from Medicare Advantage products.

     Other operating costs and expenses in our Bankers Life segment were $45.1 million in the second quarter of 2008, down .4 percent from 2007, and were $89.2 million in the first six months of 2008, up 8.5 percent from 2007. These fluctuations were largely due to the expenses related to the marketing and quota-share agreements with Coventry. Other operating costs and expenses include the following (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
       Expenses related to the marketing and quota-share
          agreements with Coventry........................      $11.3              $ 5.6         $19.7             $ 8.4
       Commission expense.................................        5.5                5.8          10.4              11.0
       Other operating expenses...........................       28.3               33.9          59.1              62.8
                                                                -----              -----         -----            ------

          Total...........................................      $45.1              $45.3         $89.2             $82.2
                                                                =====              =====         =====             =====

     Net realized investment losses fluctuate each period. During the first six months of 2008, net realized investment losses in this segment included $3.6 million of net gains from the sales of investments (primarily fixed maturities), net of $35.0 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first six months of 2007, we recognized net realized investment losses in this segment of $7.1 million from the sales of investments (primarily fixed maturities). There were no such writedowns in the first six months of 2007.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $1.9 million and $.9 million in the second quarters of 2008 and 2007, respectively, and $4.4 million and $1.6 million in the first six months of 2008 and 2007, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Colonial Penn (dollars in millions)

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premium collections:
     Life...................................................     $ 43.8            $ 26.0      $ 86.7             $ 52.7
     Supplemental health....................................        2.3               2.7         4.6                5.3
                                                                 ------            ------      ------             ------

       Total collections....................................     $ 46.1            $ 28.7      $ 91.3             $ 58.0
                                                                 ======            ======      ======             ======

Average liabilities for insurance products:
     Annuities-mortality based..............................     $ 86.5            $ 89.0      $ 86.9             $ 89.3
     Health.................................................       20.9              23.0        21.2               23.2
     Life:
         Interest sensitive.................................       25.1              26.3        25.1               26.5
         Non-interest sensitive.............................      561.9             558.4       561.6              558.6
                                                                 ------            ------      ------             ------

           Total average liabilities for insurance
              products, net of reinsurance ceded............     $694.4            $696.7      $694.8             $697.6
                                                                 ======            ======      ======             ======

Revenues:
     Insurance policy income................................     $ 47.5            $ 29.4      $ 91.9             $ 58.7
     Net investment income:
       General account invested assets......................       10.1               9.4        19.8               18.9
       Trading account income related to reinsurer
         accounts...........................................        -                (6.4)        (.5)              (5.5)
       Change in value of embedded derivative related
         to a modified coinsurance agreement................        -                 6.4         -                  5.5
     Fee revenue and other income...........................         .5                .1          .8                 .3
                                                                 ------            ------      ------             ------

         Total revenues.....................................       58.1              38.9       112.0               77.9
                                                                 ------            ------      ------             ------

Expenses:
     Insurance policy benefits..............................       35.5              23.9        70.5               49.5
     Amounts added to annuity and interest-sensitive life
         product account balances...........................         .3                .3          .6                 .6
     Amortization related to operations.....................        7.4               4.9        14.8                9.7
     Other operating costs and expenses.....................        6.6               3.1        14.1                6.8
                                                                 ------            ------      ------             ------

         Total expenses.....................................       49.8              32.2       100.0               66.6
                                                                 ------            ------      ------             ------

Income before net realized investment gains and
   income taxes.............................................        8.3               6.7        12.0               11.3

       Net realized investment gains........................         .7                .3          .1                 .1
                                                                 ------            ------      ------             ------

Income before income taxes..................................     $  9.0            $  7.0      $ 12.1             $ 11.4
                                                                 ======            ======      ======             ======

     Total premium collections were $46.1 million in the second quarter of 2008, up 61 percent from 2007, and were $91.3 million in the first six months of 2008, up 57 percent from 2007. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in the 2008 periods reflects: (i) the recapture of

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $10.1 million in the second quarter of 2008, up 7.4 percent from 2007 and was $19.8 million in the first six months of 2008, up 4.8 percent from 2007. The average balance of general account invested assets was $679.2 million and $658.0 million in the second quarters of 2008 and 2007, respectively. The average yield on these assets was 5.92 percent and 5.71 percent in the second quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $679.1 million and $671.0 million in the first six months of 2008 and 2007, respectively. The average yield on these assets was 5.83 percent and 5.65 percent in the first six months of 2008 and 2007, respectively.

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

     Other operating costs and expenses in our Colonial Penn segment increased by 113 percent, to $6.6 million, in the second quarter of 2008, and by 107 percent to $14.1 million, in the first six months of 2008 as compared to the same periods in 2007 primarily due to: (i) the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods.

     Net realized investment gains fluctuate each period. During the first six months of 2008, net realized investment gains in this segment included $1.0 million of net gains from the sales of investments (primarily fixed maturities), net of $.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first six months of 2007, we recognized net realized investment gains in this segment of $.1 million from the sales of investments (primarily fixed maturities). There were no writedowns in the first six months of 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Premium collections:
     Annuities..............................................   $   37.1        $   113.0      $   78.7          $   233.1
     Supplemental health....................................      144.0            147.4         293.2              301.6
     Life...................................................       66.9             70.0         138.8              147.2
                                                               --------        ---------      --------          ---------

       Total collections....................................   $  248.0        $   330.4      $  510.7          $   681.9
                                                               ========        =========      ========          =========

Average liabilities for insurance products:
     Annuities:
       Mortality based......................................   $  221.1        $   230.9      $  222.3          $   232.5
       Equity-indexed.......................................      895.9          1,633.4         892.9            1,597.2
       Deposit based........................................      767.5          2,845.8         778.0            2,893.4
       Separate accounts and investment trust liabilities...       24.8             28.7          25.5               28.7
     Health.................................................    2,501.4          2,448.8       2,494.2            2,445.6
     Life:
       Interest sensitive...................................    2,954.3          3,058.3       2,958.6            3,061.8
       Non-interest sensitive...............................    1,402.7          1,346.1       1,411.7            1,352.1
                                                               --------        ---------      --------          ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded.........................   $8,767.7        $11,592.0      $8,783.2          $11,611.3
                                                               ========        =========      ========          =========

Revenues:
   Insurance policy income..................................   $  229.7        $   236.3      $  464.0          $   478.3
   Net investment income:
     General account invested assets........................      139.9            182.3         282.5              361.9
     Equity-indexed products................................      (10.0)            16.9         (20.5)              13.1
     Trading account income related to policyholder and
       reinsurer accounts...................................        (.1)             (.5)         (4.3)                .3
     Change in value of embedded derivatives related to
       modified coinsurance agreements......................        1.5              2.5           2.9                2.2
     Other trading accounts.................................        -                1.3           -                   .4
   Fee revenue and other income.............................         .4               .1           1.1                 .3
                                                               --------        ---------      --------          ---------

       Total revenues.......................................      361.4            438.9         725.7              856.5
                                                               --------        ---------      --------          ---------

Expenses:
   Insurance policy benefits................................      195.8            188.9         392.4              398.8
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products...................       37.9             58.4          78.4              116.9
     Equity-indexed products................................        (.8)            28.6           2.3               37.1
   Amortization related to operations.......................       31.0             47.0          61.1               85.2
   Interest expense on investment borrowings................        5.5              4.2          11.3                5.3
   Costs related to a litigation settlement.................        -               17.5           -                 24.0
   Other operating costs and expenses.......................       62.0             68.5         126.9              136.4
                                                               --------        ---------      --------          ---------

       Total expenses.......................................      331.4            413.1         672.4              803.7
                                                               --------        ---------      --------          ---------

Income before net realized investment losses, net of
   related amortization and income taxes....................       30.0             25.8          53.3               52.8
                                                               --------        ---------      --------          ---------

   Net realized investment losses...........................      (13.2)           (25.4)        (22.3)             (54.7)
   Amortization related to net realized investment losses...        1.8             11.8           2.1               25.0
                                                               --------        ---------      --------          ---------

       Net realized investment losses, net of related
         amortization.......................................      (11.4)           (13.6)        (20.2)             (29.7)
                                                               --------        ---------      --------          ---------

Income before income taxes..................................   $   18.6        $    12.2      $   33.1          $    23.1
                                                               ========        =========      ========          =========

                                  (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits...........................     $112.5            $108.4       $224.9              $219.3
       Benefit ratio (a)...................................      77.5%             72.0%        76.8%               72.3%

     Medicare supplement:
       Insurance policy benefits...........................      $36.9             $40.1        $72.2               $80.5
       Benefit ratio (a)...................................      71.9%             68.9%        68.8%               67.9%

     Specified disease:
       Insurance policy benefits...........................      $73.4             $65.7       $148.3              $133.8
       Benefit ratio (a)...................................      80.8%             73.2%        81.3%               74.4%
       Interest-adjusted benefit ratio (b).................      46.6%             40.4%        47.4%               41.6%

     Other:
       Insurance policy benefits...........................       $2.2              $2.6         $4.4                $5.0
       Benefit ratio(a)....................................      72.8%            107.3%        77.7%              104.3%

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

     These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. In addition, interest income is an important factor in measuring the performance of this product, since approximately three-fourths of these policies have return of premium or cash value riders. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the specified disease reserves was $31.1 million and $29.5 million the three months ended June 30, 2008 and 2007, respectively, and $62.0 million and $59.0 million in the six months ended June 30, 2008 and 2007, respectively.

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

     Total premium collections were $248.0 million in the second quarter of 2008, down 25 percent from 2007 and were $510.7 million in the first six months of 2008, down 25 percent from 2007. The decrease in collected premiums was primarily due to lower equity-indexed annuity sales as we changed the pricing of specific products and no longer emphasized the sale of certain products since the second half of 2007. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $8.8 billion in the second quarter of 2008, down 24 percent from 2007. Average liabilities for insurance products, net of reinsurance ceded were $8.8 billion in the first six months of 2008, down 24 percent from 2007. The decrease in such liabilities was primarily due to the coinsurance transaction discussed above and policyholder redemptions and lapses exceeding new sales.

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

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $139.9 million in the second quarter of 2008, down 23 percent from 2007 and was $282.5 million in the first six months of 2008, down 22 percent from 2007. The average balance of general account invested assets was $9.6 billion and $12.4 billion in the second quarters of 2008 and 2007, respectively. Net investment income and the average balance of general account invested assets both decreased as a result of the coinsurance agreement discussed above. The average yield on these assets was
5.81 percent and 5.89 percent in the second quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $9.7 billion and $12.3 billion in the first six months of 2008 and 2007, respectively. The average yield on these assets was 5.85 percent and 5.86 percent in the first six months of 2008 and 2007, respectively.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(7.4) million and $20.3 million in the second quarters of 2008 and 2007, respectively, and $(20.7) million and $16.0 million in the first six months of 2008 and 2007, respectively. Such amounts also include income on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(2.6) million and $(3.4) million in the second quarters of 2008 and 2007, respectively, and was $.2 million and $(2.9) million in the first six months of 2008 and 2007, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our results in the three and six months ended June 30, 2008, were affected by a reduction to earnings of $1 million and $3 million, respectively, related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $.8 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

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

     Insurance margins (insurance policy income less insurance policy benefits) related to life products declined $4.6 million in the three months ended June 30, 2008 and increased $2.9 million in the first six months of 2008, as compared to the same periods in 2007. Such fluctuations are primarily due to changes in mortality.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products have been impacted by an increase in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $1.2 million and $.4 million in the first half of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 70.0 percent and 68.2 percent in the first six months of 2008 and 2007, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $14.4 million and $18.1 million in the second quarters of 2008 and 2007, respectively, and $32.7 million and $38.1 million in the first six months of 2008 and 2007, respectively. Such decrease is primarily due to lower sales and higher incurred claims.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $17.5 million and $24.1 million in the second quarters of 2008 and 2007, respectively, and were $34.0 million and $46.0 million in the first six months of 2008 and 2007, respectively. The decrease in margins in the 2008 periods is primarily due to higher incurred claims.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business. We no longer actively market these products.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $37.9 million in the second quarter of 2008, down 35 percent from 2007 and were $78.4 million in the first six months of 2008, down 33 percent from 2007. The decrease was primarily a result of the coinsurance agreement discussed above. The weighted average crediting rate for these products was 4.1 percent and 4.0 percent in the first six months of 2008 and 2007, respectively. In addition, amounts added to policyholder account balances for annuity products in the first quarter of 2008 includes a $3.0 million out-of-period expense to reflect previously unrecognized benefits on certain annuity policies.

     Amounts added to equity-indexed products generally fluctuate with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. The decrease in amortization expense in the 2008 periods, as compared to the same periods in 2007, was primarily a result of the coinsurance agreement discussed above.

     In addition, during the second quarter of 2007, we were required to accelerate the amortization of insurance acquisition costs related to our universal life products by $7.7 million because the prior balance was not recoverable by the value of future estimated gross profits on this block. This additional amortization was necessary so that our insurance acquisition costs would not exceed the value of future estimated gross profits and is expected to continue to be recognized in subsequent periods. Because our insurance acquisition costs are now equal to the value of future estimated gross profits, this block is expected to generate break-even earnings in the future. In addition, results for this block are expected to exhibit increased volatility in the future, because the entire difference between our assumptions and actual experience is expected to be reflected in earnings in the period such differences occur.

     Interest expense on investment borrowings includes $5.3 million and $3.9 million of interest expense on collateralized borrowings in the second quarters of 2008 and 2007, respectively, and $11.0 million and $4.8 million in the first six months of 2008 and 2007, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

     Costs related to a litigation settlement include legal fees and estimated amounts related to a settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The costs related to the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

litigation settlement recognized in the 2007 periods represented changes to our initial estimates based on the ultimate cost of the settlement, including the effect of the sale of shares of our common stock distributed for the benefit of the plaintiffs pursuant to the bankruptcy plan of our Predecessor at lower market prices than previously reflected. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Other operating costs and expenses were $62.0 million in the first quarter of 2008, down 9.5 percent from 2007 and were $126.9 million in the first six months of 2008, down 7.0 percent from 2007. Other operating costs and expenses include commission expense of $19.0 million and $20.3 million in the second quarters of 2008 and 2007, respectively, and $38.5 million and $40.6 million in the first six months of 2008 and 2007, respectively. The decrease in expenses is primarily due to lower litigation expenses and lower sales and marketing costs.

     Net realized investment losses fluctuate each period. During the first six months of 2008, net realized investment losses included $1.3 million of net losses from the sales of investments (primarily fixed maturities), and $21.0 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first six months of 2007, net realized investment losses in this segment included: (i) $1.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (ii) $53.0 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement completed in October 2007) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we no longer have the intent to hold impaired investments for a period of time sufficient to allow for a full recovery in value), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $1.8 million and $11.8 million in the second quarters of 2008 and 2007, respectively, and $2.1 million and $25.0 million in the first six months of 2008 and 2007, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (a) (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Premium collections (all of which are renewal premiums):
     Long-term care........................................    $   73.7           $   75.6     $  149.5          $  156.2
     Major medical.........................................          .4                 .6           .9               1.2
                                                               --------           --------     --------          --------

          Total collections................................    $   74.1           $   76.2     $  150.4          $  157.4
                                                               ========           ========     ========          ========

Average liabilities for insurance products:
     Long-term care........................................    $3,386.4           $3,332.5     $3,391.3          $3,300.5
     Major medical.........................................        23.3               24.3         23.3              25.1
                                                               --------           --------     --------          --------

          Total average liabilities for insurance products,
              net of reinsurance ceded.....................    $3,409.7           $3,356.8     $3,414.6          $3,325.6
                                                               ========           ========     ========          ========

Revenues:
     Insurance policy income...............................    $   75.5           $   78.1     $  151.0          $  157.6
     Net investment income on general account invested
       assets..............................................        51.6               47.6        102.1              94.6
     Fee revenue and other income..........................          .1                 .1           .2                .2
                                                               --------           --------     --------          --------

         Total revenues....................................       127.2              125.8        253.3             252.4
                                                               --------          ---------     --------          --------

Expenses:
     Insurance policy benefits.............................        93.6              228.4        196.2             353.3
     Amortization related to operations....................         5.6                6.1         11.0              12.1
     Other operating costs and expenses....................        15.8               21.6         35.2              43.4
                                                               --------           --------     --------          --------

         Total expenses....................................       115.0              256.1        242.4             408.8
                                                               --------           --------     --------          --------

         Income (loss) before net realized investment
           gains (losses) and income taxes.................        12.2             (130.3)        10.9            (156.4)

     Net realized investment losses........................      (206.8)               (.1)      (204.8)              (.3)
                                                               --------           --------     --------          --------

         Loss before income taxes..........................    $ (194.6)          $ (130.4)    $ (193.9)         $ (156.7)
                                                               ========          =========     ========          ========

Health benefit ratios:
       Insurance policy benefits...........................       $93.6             $228.4       $196.2            $353.3
       Benefit ratio (b)...................................      123.9%             292.4%       129.9%            224.2%
       Interest-adjusted benefit ratio (c).................       56.5%             232.6%        63.1%            165.1%

--------------------
(a) As further discussed in the note to the consolidated financial statements entitled "Subsequent Event", the Company plans to transfer Conseco Senior to an independent trust. Over 80 percent of the insurance liabilities in this segment are expected to be transferred upon consummation of the transaction.
(b) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
(c) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. These are considered non-GAAP financial measures. A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $50.9 million and $46.9 million in the three months ended June 30, 2008 and 2007, respectively, and $100.8 million and $93.1 million in the six months ended June 30, 2008 and 2007, respectively.

     Total premium collections were $74.1 million in the second quarter of 2008, down 2.8 percent from 2007 and were $150.4 million in the first six months of 2008, down 4.4 percent from 2007. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $51.6 million in the second quarter of 2008, up 8.4 percent from 2007 and was $102.1 million in the first six months of 2008, up 7.9 percent from 2007. The average balance of general account invested assets was $3.5 billion and $3.2 billion in the second quarters of 2008 and 2007, respectively. The average yield on these assets was 5.84 percent and 5.86 percent in the second quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $3.5 billion and $3.2 billion in the first six months of 2008 and 2007, respectively. The average yield on these assets was 5.86 percent and 5.92 percent in the first six months of 2008 and 2007, respectively.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits were $93.6 million in the second quarter of 2008, down 59 percent from 2007 and were $196.2 million in the first six months of 2008, down 44 percent from 2007.

     The benefit ratio on our Other Business in Run-off segment (including the long-term care block and the small remaining major medical block) was 123.9 percent and 292.4 percent in the second quarters of 2008 and 2007, respectively, and 129.9 percent and 224.2 percent in the first six months of 2008 and 2007, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits in the first six months of 2008 and 2007 reflected reserve deficiencies from prior years of $3.1 million and $131.9 million, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our benefit ratios would have been 127.9 percent and 140.5 percent in the first six months of 2008 and 2007, respectively. The benefit ratios in the 2008 periods reflect lower claim expense and increased terminations. The 2007 benefit ratios reflect the significantly higher level of incurred claims experienced in these periods resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 56.5 percent and 232.6 percent in the second quarters of 2008 and 2007, respectively, and
63.1 percent and 165.1 percent in the first six months of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our interest-adjusted benefit ratios would have been 61.1 percent and 81.4 percent in the first six months of 2008 and 2007, respectively.

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

     During the first quarter of 2007, we recorded a pre-tax adjustment that increased policy benefits for a long-term care block of business written by Transport (which was acquired by our Predecessor) by $22 million. We found that our previous claim estimates on this block were deficient because claims on policies with lifetime benefits and inflation benefits had increased significantly in recent periods. Since the policies with these benefits will have longer average claim payout periods than similar policies without such benefits, a shift in the mix of claimants can have a significant impact on incurred claims that is not immediately reflected using a completion factor methodology. We improved our methodologies to address this and other shortcomings of the aggregate loss development methodology, which resulted in the pre-tax adjustment.

     We have been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of June 30, 2008, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 86 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     Amortization related to operations includes amortization of insurance acquisition costs.

     Other operating costs and expenses were $15.8 million in the second quarter of 2008, down 27 percent from 2007 and were $35.2 million in the first six months of 2008, down 19 percent from 2007. Other operating costs and expenses include commission expense of $7.1 million and $8.0 million in the second quarters of 2008 and 2007, respectively, and $14.6 million and $16.3 million in the six months ended June 30, 2008 and 2007, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first six months of 2008, net realized investment gains included: (i) $3.2 million of net gains from the sales of investments (primarily fixed maturities);
(ii) $2.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (iii) $205.7 million of writedowns of investments (which are expected to be transferred to an independent trust as further discussed in the note to the consolidated financial statements entitled "Subsequent Event") as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value. During the first six months of 2007, we recognized net realized investment losses of $.3 million from the sales of investments (primarily fixed maturities). There were no such writedowns in the first six months of 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate Operations (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Corporate operations:
    Interest expense on corporate debt....................     $(13.9)            $(16.9)      $(30.3)            $(33.0)
    Net investment income ................................        1.2                 .8          2.7                1.9
    Fee revenue and other income..........................        1.6                2.0          2.7                4.1
    Net operating results of variable interest entity.....        1.7                2.3          3.2                4.7
    Costs related to a litigation settlement..............        -                (17.5)         -                (24.0)
    Other operating costs and expenses....................      (23.0)             (13.1)       (33.8)             (26.9)
                                                               ------             ------       ------             ------

      Loss before net realized investment losses and
        income taxes......................................      (32.4)             (42.4)       (55.5)             (73.2)

    Net realized investment losses........................       (3.9)              (1.2)       (20.5)              (1.2)
                                                               ------             ------       ------             ------

      Loss before income taxes............................     $(36.3)            $(43.6)      $(76.0)            $(74.4)
                                                               ======             ======       ======             ======

     Interest expense on corporate debt was impacted by the amendment of the Company's credit facility in June 2007. Our average corporate debt outstanding was $1,194.4 million and $1,023.4 million during the first six months of 2008 and 2007, respectively. The average interest rate on our debt was 4.8 percent and 6.1 percent during the first six months of 2008 and 2007, respectively.

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

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period. In the second quarter of 2008, we recognized a $9.6 million charge related to the consolidation of our Chicago facilities and $2.3 million of expenses related to the plan to transfer Conseco Senior to an independent trust.

     Net realized investment losses often fluctuate each period. During the first six months of 2008, net realized investment losses in this segment included $12.4 million from the sale of investments (primarily fixed maturities) and $8.1 million of writedowns due to other-than-temporary declines in value on certain securities. All such realized investment losses and writedowns in the 2008 periods related to investments held by a VIE. During the first six months of 2007, net realized investment losses in this segment included a writedown of $1.2 million due to an other-than-temporary decline in value of an investment.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)............................   $132.8             $ 91.5       $  265.1         $  176.9
                                                               ------             ------       --------         --------

     Other fixed (first-year)...............................    124.0              108.1          219.7            234.1
     Other fixed (renewal)..................................      1.0                 .9            2.1              1.7
                                                               ------             ------       --------         --------
       Subtotal - other fixed annuities.....................    125.0              109.0          221.8            235.8
                                                               ------             ------       --------         --------

       Total annuities......................................    257.8              200.5          486.9            412.7
                                                               ------             ------       --------         --------

   Supplemental health:
     Medicare supplement (first-year).......................     19.4               20.0           38.5             42.2
     Medicare supplement (renewal)..........................    131.2              133.8          272.0            278.6
                                                               ------             ------       --------         --------
       Subtotal - Medicare supplement.......................    150.6              153.8          310.5            320.8
                                                               ------             ------       --------         --------
     Long-term care (first-year)............................     10.6               12.2           21.6             23.8
     Long-term care (renewal)...............................    144.6              143.2          290.2            289.8
                                                               ------             ------       --------         --------
       Subtotal - long-term care............................    155.2              155.4          311.8            313.6
                                                               ------             ------       --------         --------
     PDP and PFFS (first year)..............................    116.1               25.9          186.5             41.9
     PDP and PFFS (renewal).................................     46.3               19.0           92.3             41.6
                                                               ------             ------       --------         --------
       Subtotal - PDP and PFFS..............................    162.4               44.9          278.8             83.5
                                                               ------             ------       --------         --------
     Other health (first-year)..............................       .5                 .2             .9               .4
     Other health (renewal).................................      2.1                2.3            4.3              4.6
                                                               ------             ------       --------         --------
       Subtotal - other health..............................      2.6                2.5            5.2              5.0
                                                               ------             ------       --------         --------

       Total supplemental health............................    470.8              356.6          906.3            722.9
                                                               ------             ------       --------         --------

   Life insurance:
     First-year.............................................     22.5               25.3           41.0             46.7
     Renewal................................................     31.3               26.8           60.8             53.5
                                                               ------             ------       --------         --------

       Total life insurance.................................     53.8               52.1          101.8            100.2
                                                               ------             ------       --------         --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products............................................     425.9              283.2          773.3            566.0
     Total renewal premium collections on insurance
       products.............................................    356.5              326.0          721.7            669.8
                                                               ------             ------       --------         --------

       Total collections on insurance products..............   $782.4             $609.2       $1,495.0         $1,235.8
                                                               ======             ======       ========         ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment increased 29 percent, to $257.8 million, in the second quarter of 2008, and 18 percent, to $486.9 million, in the first six months of 2008, as compared to the same periods in 2007. Premium collections from our equity-indexed products were favorably impacted by the general stock market performance which has made these products attractive to certain customers.

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

     Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 2.1 percent, to $150.6 million, in the second quarter of 2008, and 3.2 percent, to $310.5 million, in the first six months of 2008, as compared to the same periods in 2007.

     Premiums collected on Bankers Life's long-term care policies in the 2008 periods were comparable to the same periods in 2007.

     Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements with Coventry pursuant to which we received $81.1 million and $131.5 million of first-year premiums in the three and six months ended June 30, 2008, respectively. Premiums collected on our other PFFS business increased $36.9 million and $73.7 million in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment in the 2008 periods were comparable to the same periods in 2007.

Colonial Penn (dollars in millions)

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product:

Life insurance:
     First-year..............................................   $ 8.9              $ 7.0        $17.3              $13.7
     Renewal.................................................    34.9               19.0         69.4               39.0
                                                                -----              -----        -----              -----

       Total life insurance..................................    43.8               26.0         86.7               52.7
                                                                -----              -----        -----              -----

Supplemental health (all of which are renewal premiums):
     Medicare supplement.....................................     2.1                2.5          4.2                4.8
     Other health............................................      .2                 .2           .4                 .5
                                                                -----              -----        -----              -----

       Total supplemental health.............................     2.3                2.7          4.6                5.3
                                                                -----              -----        -----              -----


Collections on insurance products:

     Total first-year premium collections on insurance
       products..............................................     8.9                7.0         17.3               13.7
     Total renewal premium collections on insurance
       products..............................................    37.2               21.7         74.0               44.3
                                                                -----              -----        -----              -----

       Total collections on insurance products...............   $46.1              $28.7        $91.3              $58.0
                                                                =====              =====        =====              =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 68 percent, to $43.8 million, in the second quarter of 2008, and 65 percent, to $86.7 million, in the first six months of 2008, compared to the same periods in 2007. Graded benefit life products sold through our direct response marketing channel accounted for $42.3 million and $24.8 million of our total collected premiums in the second quarters of 2008 and 2007, respectively, and $83.8 million and $50.2 million in the first six months of 2008 and 2007, respectively. Collected premiums have been impacted by the recapture in the fourth quarter of 2007 of a block of traditional life insurance inforce that had been ceded in 2002 to REALIC.

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

Conseco Insurance Group (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)...........................    $ 33.4             $104.1        $ 71.6            $211.0
     Equity-indexed (renewal)..............................       2.1                2.6           3.9               4.7
                                                               ------             ------        ------            ------
       Subtotal - equity-indexed annuities.................      35.5              106.7          75.5             215.7
                                                               ------             ------        ------            ------
     Other fixed (first-year)..............................       1.0                4.2           2.0              13.6
     Other fixed (renewal).................................        .6                2.1           1.2               3.8
                                                               ------             ------        ------            ------
       Subtotal - other fixed annuities....................       1.6                6.3           3.2              17.4
                                                               ------             ------        ------            ------

       Total annuities.....................................      37.1              113.0          78.7             233.1
                                                               ------             ------        ------            ------

   Supplemental health:
     Medicare supplement (first-year)......................       2.3                5.2           5.1              11.8
     Medicare supplement (renewal).........................      47.3               50.9          97.6             104.1
                                                               ------             ------        ------            ------
       Subtotal - Medicare supplement......................      49.6               56.1         102.7             115.9
                                                               ------             ------        ------            ------
     Specified disease (first-year)........................       8.9                7.7          17.8              15.0
     Specified disease (renewal)...........................      82.6               81.4         167.3             166.2
                                                               ------             ------        ------            ------
       Subtotal - specified disease........................      91.5               89.1         185.1             181.2
                                                               ------             ------        ------            ------
     Other health (first-year).............................        .9                -             1.4               -
     Other health (renewal)................................       2.0                2.2           4.0               4.5
                                                               ------             ------        ------            ------
       Subtotal - other health.............................       2.9                2.2           5.4               4.5
                                                               ------             ------        ------            ------

       Total supplemental health...........................     144.0              147.4         293.2             301.6
                                                               ------             ------        ------            ------

   Life insurance:
     First-year............................................       1.2                1.1           1.9               2.3
     Renewal...............................................      65.7               68.9         136.9             144.9
                                                               ------             ------        ------            ------

       Total life insurance................................      66.9               70.0         138.8             147.2
                                                               ------             ------        ------            ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products............................................      47.7              122.3          99.8             253.7
     Total renewal premium collections on insurance
       products............................................     200.3              208.1         410.9             428.2
                                                               ------             ------        ------            ------

       Total collections on insurance products.............    $248.0             $330.4        $510.7            $681.9
                                                               ======             ======        ======            ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment totaled $37.1 million in the second quarter of 2008, compared to $113.0 million in the same period of 2007, and $78.7 million in the first six months of 2008, compared to $233.1 million in the same period of 2007.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Collected premiums for this product totaled $35.5 million in the second quarter of 2008, compared to $106.7 million in the same period of 2007, and $75.5 million in the first six months of 2008, compared to $215.7 million in the same period of 2007. In the second half of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased to $1.6 million in the second quarter of 2008, compared to $6.3 million in the same period of 2007, and $3.2 million in the first six months of 2008, compared to $17.4 million in the same period of 2007, primarily due to a decrease in new sales.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 12 percent, to $49.6 million, in the second quarter of 2008, and 11 percent, to $102.7 million, in the first six months of 2008, as compared to the same periods in 2007. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products increased 2.7 percent, to $91.5 million in the second quarter of 2008, and 2.2 percent, to $185.1 million, in the first six months of 2008, as compared to the same periods in 2007. Such increase is primarily due to higher new sales.

     First-year premiums collected on other health products are due to the introduction of a new short-term disability product in the fourth quarter of 2007. Renewal premiums collected from other health products have decreased from period to period as we no longer actively market many of these products.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 4.4 percent, to $66.9 million, in the second quarter of 2008, and 5.7 percent, to $138.8 million, in the first six months of 2008, compared to the same periods in 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product (all of which are renewal
  premiums):

     Long-term care.........................................    $73.7              $75.6        $149.5            $156.2

     Major medical..........................................       .4                 .6            .9               1.2
                                                                -----              -----        ------            ------

       Total renewal premium collections on insurance
         products...........................................    $74.1              $76.2        $150.4            $157.4
                                                                =====              =====        ======            ======

     The Other Business in Run-off segment includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance.

     Long-term care premiums collected in this segment decreased 2.5 percent, to $73.7 million, in the second quarter of 2008, and 4.3 percent, to $149.5 million, in the first six months of 2008, compared to the same periods in 2007. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997 and was sold through the independent producer distribution channel. The performance of this business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel in 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2008 and December 31, 2007, primarily reflect: (i) our net loss for the six months ended June 30, 2008; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2008, we decreased the carrying value of such investments by $1,185.7 million as a result of this fair value adjustment.

     Our capital structure as of June 30, 2008, and December 31, 2007, was as follows (dollars in millions):

                                                                              June 30,       December 31,
                                                                                2008             2007
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................   $1,189.7         $1,193.7

    Shareholders' equity:
       Common stock........................................................        1.9              1.9
       Additional paid-in capital..........................................    4,073.6          4,068.6
       Accumulated other comprehensive loss................................     (639.2)          (273.3)
       Retained earnings (accumulated deficit).............................      (54.2)           438.7
                                                                              --------         --------

          Total shareholders' equity.......................................    3,382.1          4,235.9
                                                                              --------         --------

          Total capital....................................................   $4,571.8         $5,429.6
                                                                              ========         ========

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 2008, and as of and for the year ended December 31, 2007:

                                                                                                June 30,      December 31,
                                                                                                  2008            2007
                                                                                                  ----            ----
Book value per common share...................................................................    $18.31         $22.94
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     21.77          24.42

Ratio of earnings to fixed charges............................................................      (b)            (c)

Ratio of earnings to fixed charges and preferred dividends....................................      (b)            (d)

Debt to total capital ratios:
   Corporate debt to total capital............................................................       26%            22%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       23%            21%

--------------------
(a) This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income (loss) has been excluded from the value of capital used to determine this measure. Management believes this non-GAAP measure is useful because it removes the volatility that arises from changes in accumulated other comprehensive income (loss). Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. However, this measure does not replace the corresponding GAAP measure.
(b)  For such ratio, earnings were $188.0 million less than fixed charges.
(c)  For such ratio, earnings were $173.0 million less than fixed charges.
(d)  For such ratio, earnings were $194.7 million less than fixed charges.

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

     In the first quarter of 2007, Conseco Life became a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings. At June 30, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings totaled $450.0 million as of June 30, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $508.0 million at June 30, 2008, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                   at June 30, 2008
                       --------                  ----                   ----------------
                        $ 54.0              May 2012                   Variable rate - 2.638%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 2.770%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

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

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from three of the Company's insurance subsidiaries, Colonial Penn, Conseco Senior and Conseco Life, because each such insurance subsidiary has incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Colonial Penn are primarily attributable to the recapture of a block of life insurance business in fourth quarter of 2007 that had previously been ceded to an unaffiliated reinsurer in 2002 under a modified coinsurance agreement. Colonial Penn paid a recapture fee of $63.0 million and will recognize profits or losses on the recaptured business as they emerge over time. The statutory losses of Conseco Life are primarily attributable to a litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". The statutory losses of Conseco Senior are primarily attributable to the adverse development of prior period claim reserves, an increase in claims incurred in 2006 and 2007 and strengthening of statutory active life reserves using the prospective unlocking method (as permitted by insurance regulators), all of which related to long-term care policies. Based on our discussions with state regulators, we do not expect the regulators to take any actions against Colonial Penn, Conseco Senior or Conseco Life that would have a material adverse effect on the financial position or results of operations of these companies.

     Conseco Senior has not generated sufficient income to cover its expenses and, in the aggregate, Conseco has made more than $900 million of capital contributions to Conseco Senior since its acquisition in 1996. We elected to make a capital contribution to Conseco Senior of $56.0 million which was accrued at December 31, 2007 and paid in February 2008. We were under no obligation to make such capital contributions to Conseco Senior, and we may determine not to make additional contributions in the future. No assurances can be given that we will make future contributions or otherwise make capital available to Conseco Senior. Absent additional capital contributions, Conseco Senior will be reliant on actuarially justified

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

premium rate increases to provide it with sufficient capital. See the "Subsequent Event" footnote to our consolidated financial statements for information regarding the proposed transfer of Conseco Senior to an Independent Trust.

     Conseco Senior has been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of June 30, 2008, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 86 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     Financial Strength Ratings of our Insurance Subsidiaries

     Financial strength ratings provided by A.M. Best, S&P and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to repay policyholder claims and obligations when due.

     On August 12, 2008, A.M. Best placed the financial strength ratings of our primary insurance subsidiaries, as well as Conseco Senior, under review with developing implications. These ratings actions follow the Company's announcement of its plan to transfer Conseco Senior to an independent trust as further discussed in the note to the consolidated financial statements entitled "Subsequent Event." On August 7, 2007, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B+ (Good)" from "B++
(Good)", except Conseco Senior, whose "B- (Fair)" rating was downgraded to "C++ (Marginal)". Prior to A.M. Best's rating actions on August 12, 2008, the outlook for the ratings of our primary insurance subsidiaries, as well as Conseco Senior, was stable. The "B+" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "C++" rating is assigned to companies which have a marginal ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B+" rating and the "C++" rating from A.M. Best are the sixth and ninth highest, respectively, of sixteen possible ratings.

       On August 11, 2008, S&P affirmed: (i) the financial strength ratings of "BB+" of our primary insurance subsidiaries; (ii) Conseco Senior's "CCC-" rating; and (iii) the outlook remains negative for both our primary insurance companies and Conseco Senior ratings. On August 7, 2007, S&P affirmed the financial strength ratings of "BB+" of our primary insurance subsidiaries, except Conseco Senior, whose "CCC" rating was downgraded to "CCC-". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the "CCC-" rating from S&P are the eleventh and nineteenth highest, respectively, of twenty-one possible ratings.

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

     Liquidity of the Holding Companies

     At June 30, 2008, Conseco Inc. and CDOC, our wholly owned subsidiary and a guarantor under the Second Amended Credit Facility, held unrestricted cash of $97.7 million. Conseco Inc. and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. Conseco and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to Conseco and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of Conseco or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to Conseco and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiary to pay dividends. We made capital contributions totaling $13.0 million to CLTX, our top tier insurance subsidiary, in the first six months of 2008. On July 23, 2008, CLTX transferred ownership of Conseco Senior, Conseco Health and Washington National (which owns Conseco Insurance and Conseco Life) to CDOC.

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

     As further discussed in the note to the consolidated financial statements entitled "Subsequent Event", the Company will make a $175.0 million capital contribution to Conseco Senior upon consummation of the transfer of the stock of Conseco Senior to the Independent Trust. The $175.0 million capital contribution is expected to be primarily in the form of cash and a note payable of $125.0 million on the consummation date. The note is expected to be unsecured; have a five-year maturity date; have a fixed rate of interest to be determined upon consummation; and require annual principal payments of $25.0 million. Such amounts are expected to be funded by the Company's operating activities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     During the first six months of 2008, we made scheduled principal payments totaling $4.3 million on our Second Amended Credit Facility. The scheduled repayment of our Second Amended Credit Facility is as follows (dollars in millions):

           Remainder of 2008..............................    $  4.4
            2009..........................................       8.7
            2010..........................................       8.8
            2011..........................................       8.7
            2012..........................................       8.8
            2013..........................................     821.8
                                                              ------
                                                              $861.2
                                                              ======

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at June 30, 2008. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.

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

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility. We have repurchased $87.2 million of our common stock. No repurchases were made in the first six months of 2008.

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

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 23 percent at June 30, 2008). Although the completion of the previously announced transaction to transfer Conseco Senior to an independent trust would increase our debt to total capital ratio, we expect to be in compliance with all financial ratios and balances required by the Second Amended Credit Facility. The pro forma Credit Facility debt to total capitalization ratio assuming the proposed transaction had been completed at June 30, 2008 is approximately 28 percent.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At June 30, 2008, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                         ---------   ----------    ----------    ---------
Investment grade:
   Corporate securities................................................   $13,904.9       $30.2    $  (741.6)    $13,193.5
   United States Treasury securities and obligations of
     United States government corporations and agencies................       186.6        16.7         (1.6)        201.7
   States and political subdivisions...................................       494.9         1.2        (18.5)        477.6
   Debt securities issued by foreign governments.......................         8.8          .2          (.2)          8.8
   Asset-backed securities.............................................       402.8          .8        (68.6)        335.0
   Collateralized debt obligations.....................................        44.9         -          (10.5)         34.4
   Commercial mortgage-backed securities...............................       894.5         -          (78.7)        815.8
   Mortgage pass-through securities....................................        91.4         -            (.8)         90.6
   Collateralized mortgage obligations.................................     3,726.6         2.3       (189.2)      3,539.7
                                                                          ---------       -----    ---------     ---------

       Total investment grade actively managed fixed maturities........    19,755.4        51.4     (1,109.7)     18,697.1
                                                                          ---------       -----    ---------     ---------

Below-investment grade:
   Corporate securities................................................     1,536.6         1.4       (124.3)      1,413.7
   States and political subdivisions...................................         5.0         -            (.7)          4.3
   Debt securities issued by foreign governments.......................         4.2         -            (.6)          3.6
   Collateralized debt obligations.....................................        11.8         -           (2.9)          8.9
   Commercial mortgage-backed securities...............................        23.2         -           (3.0)         20.2
   Collateralized mortgage obligations.................................          .6         -            -              .6
                                                                          ---------       -----    ---------     ---------

       Total below-investment grade actively
          managed fixed maturities.....................................     1,581.4         1.4       (131.5)      1,451.3
                                                                          ---------       -----    ---------     ---------

   Total actively managed fixed maturities.............................   $21,336.8       $52.8    $(1,241.2)    $20,148.4
                                                                          =========       =====    =========     =========

Equity securities......................................................       $34.0         $.3        $  -          $34.3
                                                                              =====         ===        =====         =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of June 30, 2008 (dollars in millions):

                                                                                                              Percent of
                                                                                                Gross            gross
                                                                            Percent of       unrealized       unrealized
                                                       Carrying value    fixed maturities      losses           losses
                                                       --------------    ----------------      ------           ------
   Collateralized mortgage obligations...........          $ 3,540.3              17.6%      $  (189.2)           15.2%
   Utilities.....................................            1,829.3               9.1           (80.5)            6.5
   Energy/pipelines..............................            1,673.2               8.3           (58.6)            4.7
   Food/beverage.................................            1,161.4               5.8           (49.7)            4.0
   Banks.........................................            1,088.2               5.4          (141.5)           11.4
   Healthcare/pharmaceuticals....................            1,095.7               5.4           (42.5)            3.4
   Insurance.....................................            1,017.3               5.0           (79.9)            6.4
   Commercial mortgage-backed securities.........              836.0               4.1           (81.7)            6.6
   Real estate/REITs.............................              740.4               3.7           (59.0)            4.8
   Cable/media...................................              753.2               3.7           (47.3)            3.8
   Brokerage.....................................              564.0               2.8           (54.1)            4.4
   Telecom.......................................              550.8               2.7           (29.7)            2.4
   Capital goods.................................              499.3               2.5           (14.4)            1.2
   States and political subdivisions.............              481.9               2.4           (19.2)            1.6
   Aerospace/defense.............................              455.7               2.3           (16.1)            1.3
   Transportation................................              455.3               2.3           (23.4)            1.9
   Building materials............................              421.9               2.1           (31.6)            2.5
   Asset-backed securities.......................              335.0               1.7           (68.6)            5.5
   Technology....................................              341.2               1.7           (16.2)            1.3
   Consumer products.............................              217.5               1.1           (11.9)            1.0
   U.S. government...............................              201.7               1.0            (1.6)             .1
   Other.........................................            1,889.1               9.3          (124.5)           10.0
                                                           ---------             -----       ---------           -----

      Total actively managed fixed maturities....          $20,148.4             100.0%      $(1,241.2)          100.0%
                                                           =========             =====       =========           =====

     Below-Investment Grade Securities

     At June 30, 2008, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,581.4 million, or 7.4 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,451.3 million, or 92 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $384.0 million and an estimated fair value of $357.2 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company. See "Investments in Variable Interest Entity" concerning the Company's commitment to provide additional capital of up to $25 million to the VIE. At June 30, 2008, our total investment in the VIE was $51.9 million and such investment was rated BBB.

     Below-investment grade securities have different characteristics than investment grade corporate debt securities. Based on historical performance, risk of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more financially leveraged, hence, all other things being equal, more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

     Net Realized Investment Gains (Losses)

     During the first six months of 2008, we recognized net realized investment losses of $278.9 million, which were comprised of: (i) $5.9 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $4.3 billion; (ii) $67.3 million of writedowns of investments for other than temporary declines in fair value; and (iii) $205.7 million of writedowns of investments (which are expected to be transferred to an independent trust as further discussed in the note to the consolidated financial statements entitled "Subsequent Event") as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value. During the first six months of 2007, net realized investment losses included: (i) $7.3 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $3.8 billion; (ii) $2.9 million of writedowns of investments for other than temporary declines in fair value; and (iii) $53.0 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement completed in October 2007) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value. At June 30, 2008, there were no fixed maturity securities in default as to the payment of principal or interest. At June 30, 2008, we had one mortgage loan with a carrying value of $28.4 million which was in foreclosure.

     During the six months ended June 30, 2008, we sold $.6 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $65.1 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

     The following summarizes the investments sold at a loss during the first six months of 2008 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

                                                                                 At date of sale
                                                                                ------------------
                                                                   Number of    Amortized    Fair
       Period                                                       issuers       cost       value
       ------                                                       -------       ----       -----
       Less than 6 months prior to sale........................       19          $30.5      $14.7

       Greater than or equal to 6 and less than 12 months
         prior to sale ........................................        4           10.4        5.8

     We regularly evaluate our investments for possible impairment. When we conclude that a decline in a security's net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

     Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for fundamental improvement in specific circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for a full recovery in value; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;
(ix) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (x) other subjective factors.

     Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the carrying values of our investments could have a material adverse effect on our earnings in future periods.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2008, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as "structured securities". Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                             Amortized         fair
                                                                                              cost             value
                                                                                             ---------      ---------
Due in one year or less.................................................................     $    87.1      $    84.0
Due after one year through five years...................................................       1,100.5        1,051.2
Due after five years through ten years..................................................       4,340.4        4,060.6
Due after ten years.....................................................................       7,204.1        6,648.8
                                                                                             ---------      ---------

   Subtotal.............................................................................      12,732.1       11,844.6

Structured securities...................................................................       4,207.0        3,853.3
                                                                                             ---------      ---------

   Total................................................................................     $16,939.1      $15,697.9
                                                                                             =========      =========

     The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2008 (dollars in millions):

                                                  Number            Cost           Unrealized        Estimated
         Period                                 of issuers          basis             loss          fair value
         ------                                 ----------          -----             ----          ----------
         Less than 6 months.................        35              $77.7            $(20.9)            $56.8

         Greater than or equal to
           6 months and less
           than 12 months...................         5               20.3              (5.3)             15.0


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of June 30, 2008 (dollars in millions):

                                                                                     Below -
                                                  Investment grade               investment grade      Total gross
                                                --------------------         ----------------------     unrealized
                                                AAA/AA/A         BBB         BB         B and below       losses
                                                --------         ---         --         -----------       ------
       Collateralized mortgage obligations..      $188.9       $   .3        $ -           $ -          $  189.2
       Banks................................       112.6         28.0           .4            .5           141.5
       Commercial mortgage-backed
         securities.........................        41.8         36.9          3.0           -              81.7
       Utilities............................        38.5         39.8           .8           1.4            80.5
       Insurance............................        69.7         10.0          -              .2            79.9
       Asset-backed securities..............        57.2         11.4          -             -              68.6
       Real estate/REITs....................        11.5         40.2          3.5           3.8            59.0
       Energy/pipelines.....................        12.5         42.8          2.5            .8            58.6
       Brokerage............................        46.6          6.0          -             1.5            54.1
       Food/beverage........................        22.5         19.5          3.9           3.8            49.7
       Cable/media..........................         7.2         21.0          8.6          10.5            47.3
       Healthcare/pharmaceuticals...........        28.7          8.1          2.6           3.1            42.5
       Building materials...................         1.9         19.4          8.0           2.3            31.6
       Telecom..............................        12.8         13.0          2.3           1.6            29.7
       Transportation.......................         5.2         17.1           .1           1.0            23.4
       States and political subdivisions....        17.8           .7          -              .7            19.2
       Technology...........................         7.7          4.8          1.6           2.1            16.2
       Aerospace/defense....................         8.1          6.9          1.0            .1            16.1
       Retail...............................         3.9          8.6          1.3           1.4            15.2
       Capital goods........................        10.1          4.2           .1           -              14.4
       Collateralized debt obligations......         1.6          8.9          2.9           -              13.4
       Consumer products....................         3.8          4.5          -             3.6            11.9
       Paper................................         -            8.8          1.0           1.0            10.8
       Entertainment/hotels.................          .4          5.2          2.6           1.2             9.4
       Gaming...............................         -            -            5.9           1.3             7.2
       Autos................................          .9          -            1.6           4.5             7.0
       Chemicals............................         1.2          1.8          2.6           1.1             6.7
       Textiles.............................         3.4           .2           .1            .9             4.6
       Metals and mining....................         2.6          1.6           .1            .2             4.5
       U.S. Treasury and Obligations........         1.6          -            -             -               1.6
       Foreign governments..................          .2          -             .6           -                .8
       Mortgage pass-through securities.....          .8          -            -             -                .8
       Other................................         2.7         15.6         23.6           2.2            44.1
                                                  ------       ------        -----         -----        --------

         Total actively managed fixed
           maturities.......................      $724.4       $385.3        $80.7         $50.8        $1,241.2
                                                  ======       ======        =====         =====        ========

     At June 30, 2008, we held no individual non-investment grade structured security that had an unrealized loss greater than $5.0 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2008 (dollars in millions):

                                           Less than 12 months       12 months or greater              Total
                                        -----------------------     ----------------------    ----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......  $    10.4     $   (.1)    $    9.4      $  (1.5)     $    19.8    $    (1.6)

     States and political subdivisions.      245.6       (11.8)        93.4         (7.4)         339.0        (19.2)

     Debt securities issued by
        foreign governments............        3.8         (.2)         3.5          (.6)           7.3          (.8)

     Corporate securities..............    7,741.0      (381.8)     3,737.5       (484.1)      11,478.5       (865.9)

     Asset-backed securities...........      114.8        (9.8)       163.6        (58.8)         278.4        (68.6)
     Collateralized debt obligations...        3.4        (1.6)        39.8        (11.8)          43.2        (13.4)
     Commercial mortgage-backed
        securities.....................      450.9       (13.2)       271.0        (68.5)         721.9        (81.7)
     Mortgage pass-through securities..       67.9         (.8)          .9          -             68.8          (.8)
     Collateralized mortgage
        obligations....................    1,881.6       (76.4)       859.4       (112.8)       2,741.0       (189.2)
                                         ---------     -------     --------      -------      ---------    ---------
     Total actively managed
        fixed maturities...............  $10,519.4     $(495.7)    $5,178.5      $(745.5)     $15,697.9    $(1,241.2)
                                         =========     =======     ========      =======      =========    =========

     Equity securities.................        $.4       $  -         $  -         $  -             $.4        $  -
                                               ===       =====        =====        =====            ===        =====

     Based on management's current assessment of investments with unrealized losses at June 30, 2008, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

     Structured Securities

     At June 30, 2008, fixed maturity investments included $4.8 billion of structured securities (or 24 percent of all fixed maturity securities). The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying assets. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying assets prepay faster than expected.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in the first six months of 2008.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2008 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $   33.0      $   23.0    $   22.3
4 percent - 5 percent...............................................................      487.7         473.3       461.0
5 percent - 6 percent...............................................................    4,282.3       4,112.1     3,834.7
6 percent - 7 percent...............................................................      490.9         487.1       441.4
7 percent - 8 percent...............................................................       93.9          91.8        77.2
8 percent and above.................................................................        8.2           8.6         8.7
                                                                                       --------      --------    --------

       Total structured securities..................................................   $5,396.0      $5,195.9    $4,845.3
                                                                                       ========      ========    ========

     The amortized cost and estimated fair value of structured securities at June 30, 2008, summarized by type of security, were as follows (dollars in millions):

                                                                                              Estimated fair value
                                                                                            ------------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost           Amount       maturities
----                                                                        ---------        ------       ----------
Pass-throughs, sequential and equivalent securities.......................    $2,003.4        $1,940.6            10%
Planned amortization class, target amortization class and
   accretion-directed bonds...............................................     1,791.3         1,667.7             8
Commercial mortgage-backed securities.....................................       917.8           836.1             4
Asset-backed securities...................................................       402.8           335.0             2
Collateralized debt obligations...........................................        56.7            43.3             -
Other.....................................................................        23.9            22.6             -
                                                                              --------        --------            --

       Total structured securities........................................    $5,195.9        $4,845.3            24%
                                                                              ========        ========            ==

     Pass-throughs, sequentials and equivalent securities have unique prepayment variability characteristics. Pass-through securities typically return principal to the holders based on cash payments from the underlying mortgage obligations. Sequential securities return principal to tranche holders in a detailed hierarchy. Planned amortization classes, targeted amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges. Changes in prepayment rates are first absorbed by

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

support or companion classes insulating the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

     Structured Securities Collateralized by Sub Prime Residential Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $84.6 million and a book value of $102.5 million at June 30, 2008. These securities represent less than ..4 percent of our consolidated investment portfolio. Of these securities, $29.1 million (35 percent) were rated AAA, $33.3 million (39 percent) were rated AA and $22.2 million (26 percent) were rated A. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007. At June 30, 2008, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $7.0 million extended in 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the principal balance of the investment borrowings of Fall Creek begin in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At June 30, 2008 and December 31, 2007, the carrying value of our investment in Fall Creek was $51.9 million and $47.0 million, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                               June 30,      December 31,
                                                                                                 2008            2007
                                                                                                 ----            ----
       Assets:
          Actively managed fixed maturities..................................................   $365.3          $465.9
          Cash and cash equivalents - restricted.............................................     12.7            16.1
          Accrued investment income..........................................................      2.5             5.1
          Other assets.......................................................................     10.2             6.9
                                                                                                ------          ------

              Total assets...................................................................   $390.7          $494.0
                                                                                                ======          ======

       Liabilities:
          Other liabilities..................................................................   $ 13.1          $ 12.2
          Investment borrowings due to others................................................    359.2           447.2
          Investment borrowings due to the Company...........................................     47.0            47.0
                                                                                                ------          ------

              Total liabilities..............................................................    419.3           506.4
                                                                                                ------          ------

       Equity (deficit):
          Capital provided by the Company....................................................      6.3             1.6
          Capital provided by others.........................................................      4.1             4.1
          Accumulated other comprehensive loss...............................................    (27.0)          (25.0)
          Retained earnings (deficit)........................................................    (12.0)            6.9
                                                                                                ------          ------

              Total equity (deficit).........................................................    (28.6)          (12.4)
                                                                                                ------          ------

              Total liabilities and equity (deficit).........................................   $390.7          $494.0
                                                                                                ======          ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                  Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                 --------------------             ------------------
                                                                 2008            2007             2008          2007
                                                                 ----            ----             ----          ----
       Revenues:
          Net investment income - deposit accounts...........     $ 5.1           $9.1           $ 13.0         $18.0
          Fee revenue and other income.......................        .2             .2               .4            .2
                                                                  -----           ----           ------         -----

              Total revenues.................................       5.3            9.3             13.4          18.2
                                                                  -----           ----           ------         -----

       Expenses:
          Interest expense...................................       3.5            6.8             10.0          13.2
          Other operating expenses...........................        .1             .2               .2            .3
                                                                  -----           ----           ------         -----

              Total expenses.................................       3.6            7.0             10.2          13.5
                                                                  -----           ----           ------         -----

              Income (loss) before net realized investment
                losses and income taxes......................       1.7            2.3              3.2           4.7

       Net realized investment losses........................      (3.9)           -              (20.5)          -
                                                                  -----           ----           ------         -----

              Income (loss) before income taxes..............     $(2.2)          $2.3           $(17.3)        $ 4.7
                                                                  =====           ====           ======         =====

     The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio was not met and was amended. Subsequent to the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $83.5 million in the first quarter of 2008. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances), $5 million of which was contributed through June 30, 2008 (none of which was contributed in the second quarter of 2008). In the first six months of 2008, we recognized $8.1 million of writedowns of investments held by Fall Creek resulting from declines in fair values that we concluded were other than temporary.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the first six months of 2008 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, Conseco's disclosure controls and procedures were not effective.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process. Nonetheless, the material weakness continued to exist as of June 30, 2008. Conseco's management continues to assign the highest priority to Conseco's remediation efforts, with the goal of remediating the material weakness by the end of 2008. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation. Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential. Over time, Conseco intends to reduce its reliance on manual controls and procedures. As part of its remediation efforts, Conseco intends to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term. Conseco recognizes that further investment is needed to improve the actuarial reporting systems and processes and is committed to making the investments for these improvements.

     Changes to Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, Conseco's internal control over financial reporting.

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

     As of June 30, 2008, we had approximately $5.0 billion of federal tax net operating loss carryforwards and $.8 billion of capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.0 billion, expiring in years 2008 through 2028. The timing and manner in which Conseco will be able to utilize some of its net operating loss carryforwards is limited by Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a corporation's ability to use its net operating loss carryforwards when it undergoes an "ownership change." Because Conseco underwent an ownership change as the result of its reorganization, the Section 382 limitation applies to the Company. Losses that are subject to the current
Section 382 limitation may only be utilized by the Company up to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

approximately $142 million per year, with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2008 will be approximately $559 million (including $417 million of unused amounts carried forward from prior years).

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.50% convertible debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit) on the use of our net operating loss carryforwards to offset future taxable income, but we would be able to continue to carry forward unused amounts from prior years. The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.7 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our net operating loss carryforwards. See the "Income Taxes" footnote to our financial statements contained herein for additional information regarding our tax loss carryforwards and other tax matters.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                      Issuer Purchases of Equity Securities

                                                                       Total number of            Maximum number (or
                                                                      shares (or units)        approximate dollar value)
                              Total             Average price         purchased as part        of shares (or units) that
                        number of shares       paid per share       of publicly announced        may yet be purchased
      Period              (or units)(a)           (or unit)           plans or programs     under the plans or programs(b)
      ------              ----------              ---------           -----------------     ---------------------------
                                                                                                 (dollars in millions)
April 1 through
    April 30..........          -                  $  -                         -                         $262.8

May 1 through
    May 31............         1,472                 11.67                      -                          262.8

June 1 through
    June 30...........         1,541                  9.91                      -                          262.8
                               -----                                         -----

Total.................         3,013                 10.77                      -                          262.8
                               =====                                         =====

------------
(a) The Company purchased 1,472 and 1,541 shares of its common stock in May and June 2008, respectively, in connection with employee benefit compensation plans. Such purchases are not included against the maximum number of shares that may be purchased as part of our publicly announced share repurchase program.
(b) On December 21, 2006, the Company announced a common share repurchase program of up to $150 million. On May 8, 2007, the Company announced that the maximum amount that was authorized under the common share repurchase program had been increased to $350 million.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on May 21, 2008, the shareholders re-elected ten directors to serve terms expiring at next year's annual meeting. The results of the voting were as follows (there were no broker non-votes):

                                                             For                    Withheld
                                                             ---                    --------
       Donna A. James................................     152,018,734               19,806,173
       Debra J. Perry................................     139,037,009               32,787,898
       C. James Prieur...............................     151,949,567               19,875,340
       Philip R. Roberts.............................     139,055,381               32,769,526
       Michael T. Tokarz.............................     152,014,923               19,809,984
       R. Glenn Hilliard.............................     151,665,623               20,159,284
       Neal C. Schneider.............................     139,053,879               32,771,028
       Michael S. Shannon............................     152,018,890               19,806,017
       John G. Turner................................     139,075,600               32,749,307
       Doreen A. Wright..............................     139,054,927               32,769,980
       Roger Keith Long..............................         155,300                        0

     At the annual meeting, the shareholders also approved the following proposals:

                                                             For          Against        Abstentions
                                                             ---          -------        -----------
       To approve the amendment to the
          Company's certificate of incorporation
          to eliminate the plurality voting standard
          in uncontested director elections..........     169,793,348      1,899,220        132,339

       To approve the amendment to the
          Company's certificate of incorporation
          to declassify the board of directors.......     169,255,709      2,440,628        128,570

       To ratify the appointment of
          PricewaterhouseCoopers LLP
          as the Company's independent
          registered public accounting
          firm for 2008..............................     170,717,437      1,009,180         98,290

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

     3.1      Amended and Restated Certificate of Incorporation of Conseco, Inc.

     10.36 Amended and Restated Employment Agreement dated as of May 27, 2008 between Conseco Services, LLC and Steven M. Stecher.

     10.37 Form A Statement Regarding the Acquisition of Control of Conseco Senior Health Insurance Company, including the Transfer Agreement dated as of August 11, 2008 by and among Conseco, Inc., CDOC, Inc. and Senior Health Care Transition Trust incorporated by reference to Exhibit 10.37 of our Current Report on Form 8-K filed August 11, 2008.

     10.38 Employment Agreement dated as of June 11, 2008 between Conseco Services, LLC and Matthew J. Zimpfer.

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




                                       CONSECO, INC.


Dated:  August 13, 2008                By:  /s/ Edward J. Bonach
                                           --------------------
                                           Edward J. Bonach
                                           Executive Vice President and Chief
                                           Financial Officer (authorized officer
                                           and principal financial officer)