Form 10-Q
period 2008-09-30
CONSECO INC
filed 2008-11-10
CIK 1224608

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

                For the quarterly period ended September 30, 2008

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]

     Shares of common stock outstanding as of October 29, 2008: 184,751,551

===============================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                    Page
                                                                                                                   ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007.............................    3
            Consolidated Statement of Operations for the three and nine months ended
              September 30, 2008 and 2007.........................................................................    5
            Consolidated Statement of Shareholders' Equity for the nine months ended
              September 30, 2008 and 2007.........................................................................    6
            Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007............    7
            Notes to Consolidated Financial Statements............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   44
            Overview..............................................................................................   45
            Critical Accounting Policies..........................................................................   46
            Results of Operations.................................................................................   47
            Premium Collections...................................................................................   67
            Liquidity and Capital Resources.......................................................................   72
            Investments...........................................................................................   79
            Investment in Variable Interest Entity................................................................   87
            New Accounting Standards..............................................................................   88

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................   88

Item 4.     Controls and Procedures...............................................................................   88

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................................................   89

Item 1A.    Risk Factors..........................................................................................   89

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...........................................   90

Item 5.     Other Information.....................................................................................   91

Item 6.     Exhibits..............................................................................................   91

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                            September 30,      December 31,
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                             (unaudited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     September 30, 2008 - $21,040.4; December 31, 2007 - $20,992.7).......................    $18,925.9         $20,510.9
   Equity securities at fair value (cost: September 30, 2008 - $34.0;
     December 31, 2007 - $34.0)...........................................................         34.2              34.5
   Mortgage loans.........................................................................      2,348.9           2,086.0
   Policy loans...........................................................................        362.0             370.4
   Trading securities.....................................................................        280.5             665.8
   Other invested assets .................................................................         93.4             134.3
                                                                                              ---------         ---------

       Total investments..................................................................     22,044.9          23,801.9


Cash and cash equivalents - unrestricted..................................................        352.3             407.5
Cash and cash equivalents - restricted....................................................         12.0              21.1
Accrued investment income.................................................................        351.5             319.3
Value of policies inforce at the Effective Date...........................................      1,631.1           1,722.8
Cost of policies produced.................................................................      1,859.0           1,423.0
Reinsurance receivables...................................................................      3,412.4           3,592.8
Income tax assets, net....................................................................      2,042.8           1,909.4
Assets held in separate accounts..........................................................         22.0              27.4
Other assets..............................................................................        333.7             289.6
                                                                                              ---------         ---------

       Total assets.......................................................................    $32,061.7         $33,514.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                             September 30,     December 31,
                                                                                                 2008              2007
                                                                                                 ----              ----
                                                                                              (unaudited)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $13,175.6       $13,169.4
     Traditional products...................................................................     12,738.1        12,537.4
     Claims payable and other policyholder funds............................................        965.9           928.0
     Liabilities related to separate accounts...............................................         22.0            27.4
   Other liabilities........................................................................        444.6           510.0
   Investment borrowings....................................................................        823.9           913.0
   Notes payable - direct corporate obligations.............................................      1,187.6         1,193.7
                                                                                                ---------       ---------

         Total liabilities..................................................................     29,357.7        29,278.9
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: September 30, 2008 - 184,725,949; December 31, 2007 - 184,652,017)....          1.9             1.9
   Additional paid-in capital...............................................................      4,076.0         4,068.6
   Accumulated other comprehensive loss.....................................................     (1,137.7)         (273.3)
   Retained earnings (accumulated deficit)..................................................       (236.2)          438.7
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      2,704.0         4,235.9
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $32,061.7       $33,514.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                  Three months ended               Nine months ended
                                                                      September 30,                   September 30,
                                                                ----------------------            -------------------
                                                                2008              2007            2008           2007
                                                                ----              ----            ----           ----
                                                                               (Restated)                     (Restated)
Revenues:
   Insurance policy income..............................        $  886.8       $  822.0           $2,634.1      $2,352.6
   Net investment income (loss):
     General account assets.............................           359.5          392.6            1,069.3       1,152.7
     Policyholder and reinsurer accounts and other
       special-purpose portfolios.......................           (24.3)           3.2              (71.9)         50.4
   Net realized investment losses.......................          (270.6)         (55.6)            (549.5)       (118.8)
   Fee revenue and other income.........................             4.9            8.5               13.8          17.5
                                                                --------       --------           --------      --------

       Total revenues...................................           956.3        1,170.7            3,095.8       3,454.4
                                                                --------       --------           --------      --------

Benefits and expenses:
   Insurance policy benefits............................           885.1          885.8            2,639.6       2,628.5
   Interest expense.....................................            22.5           33.3               74.1          84.8
   Amortization.........................................            81.5           92.1              303.5         323.7
   Costs related to a litigation settlement.............             -             16.4                -            64.4
   Loss related to an annuity coinsurance transaction...             -             76.5                -            76.5
   Gain on reinsurance recapture........................           (30.5)           -                (30.5)          -
   Other operating costs and expenses...................           134.9          151.9              434.3         447.9
                                                                --------       --------           --------      --------

       Total benefits and expenses......................         1,093.5        1,256.0            3,421.0       3,625.8
                                                                --------       --------           --------      --------

       Loss before income taxes.........................          (137.2)         (85.3)            (325.2)       (171.4)

Income tax expense (benefit):
   Tax benefit on period income.........................           (46.4)         (32.6)            (111.5)        (63.0)
   Valuation allowance for deferred tax assets..........            91.2            -                461.2           -
                                                                --------       --------           --------      --------

       Net loss.........................................          (182.0)         (52.7)            (674.9)       (108.4)

Preferred stock dividends...............................             -              -                  -            14.1
                                                                --------       --------           --------      --------

       Net loss applicable to common stock..............        $ (182.0)      $  (52.7)          $ (674.9)     $ (122.5)
                                                                ========       ========           ========      ========

Loss per common share:
   Basic:
     Weighted average shares outstanding................     184,726,000    187,733,000        184,688,000    169,270,000
                                                             ===========    ===========        ===========    ===========

     Net loss...........................................           $(.98)         $(.28)            $(3.65)         $(.72)
                                                                   =====          =====             ======          =====

   Diluted:
     Weighted average shares outstanding................     184,726,000    187,733,000        184,688,000    169,270,000
                                                             ===========    ===========        ===========    ===========

     Net loss...........................................           $(.98)         $(.28)            $(3.65)         $(.72)
                                                                   =====          =====             ======          =====




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                                                                 Retained
                                                                             Common stock    Accumulated other   earnings
                                                                  Preferred and additional     comprehensive   (accumulated
                                                          Total     stock   paid-in capital    income (loss)     deficit)
                                                          -----     -----   ---------------    -------------     --------
Balance, January 1, 2008.............................   $ 4,235.9    $   -        $4,070.5        $  (273.3)      $ 438.7

   Comprehensive loss, net of tax:
     Net loss........................................      (674.9)       -             -                -          (674.9)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $482.1)............................      (864.4)       -             -             (864.4)          -
                                                        ---------

         Total comprehensive loss....................    (1,539.3)

   Stock option and restricted stock plans...........         7.4        -             7.4              -             -
                                                        ---------    -------      --------        ---------       -------

Balance, September 30, 2008..........................   $ 2,704.0    $   -        $4,077.9        $(1,137.7)      $(236.2)
                                                        =========    =======      ========        =========       =======

Balance, January 1, 2007 (Restated)..................   $ 4,700.1    $ 667.8      $3,469.5        $   (72.6)      $ 635.4

   Comprehensive loss, net of tax:
     Net loss........................................      (108.4)       -             -                -          (108.4)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $136.1)............................      (243.9)       -             -             (243.9)          -
                                                        ---------

         Total comprehensive loss....................      (352.3)

   Cost of shares acquired...........................       (64.3)       -           (64.3)             -             -
   Stock option and restricted stock plans...........        12.3        -            12.3              -             -
   Change in unrecognized net loss related to
     deferred compensation plan (net of applicable
     income tax expense of $.2 million)..............          .5        -             -                 .5           -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date in conjunction with adoption of FIN 48.....         6.0        -             6.0              -             -
   Cumulative effect of accounting change............        (2.7)       -             -                -            (2.7)
   Conversion of preferred stock into common
     shares..........................................         -       (667.8)        667.8              -             -
   Dividends on preferred stock......................       (14.1)       -             -                -           (14.1)
                                                        ---------    -------      --------        ---------       -------

Balance, September 30, 2007 (Restated)...............   $ 4,285.5    $   -        $4,091.3        $  (316.0)      $ 510.2
                                                        =========    =======      ========        =========       =======



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                                 ----------------------
                                                                                                 2008              2007
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $ 2,380.7          $ 2,088.9
   Net investment income.................................................................        992.5            1,206.8
   Fee revenue and other income..........................................................         13.8               17.5
   Net sales (purchases) of trading securities...........................................        373.6             (135.5)
   Insurance policy benefits.............................................................     (2,095.6)          (1,682.7)
   Interest expense......................................................................        (77.9)             (80.2)
   Policy acquisition costs..............................................................       (357.1)            (368.0)
   Other operating costs.................................................................       (452.8)            (495.5)
   Taxes.................................................................................          (.7)              (1.9)
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        776.5              549.4
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      5,472.8            5,069.6
   Maturities and redemptions of investments.............................................        633.5              817.6
   Purchases of investments..............................................................     (6,986.3)          (6,843.2)
   Change in restricted cash.............................................................          9.1               (1.8)
   Other.................................................................................        (20.8)             (15.0)
                                                                                             ---------          ---------

     Net cash used by investing activities ..............................................       (891.7)            (972.8)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Issuance of notes payable.............................................................          -                200.0
   Issuance of common stock..............................................................          -                  3.4
   Payments to repurchase common stock...................................................          -                (64.3)
   Payments on notes payable.............................................................         (6.5)              (5.6)
   Amounts received for deposit products.................................................      1,308.7            1,440.2
   Withdrawals from deposit products.....................................................     (1,153.1)          (1,620.3)
   Investment borrowings.................................................................        (89.1)             495.4
   Dividends paid on preferred stock.....................................................          -                (19.0)
                                                                                             ---------          ---------

       Net cash provided by financing activities.........................................         60.0              429.8
                                                                                             ---------          ---------

       Net increase (decrease) in cash and cash equivalents..............................        (55.2)               6.4

Cash and cash equivalents, beginning of period...........................................        407.5              385.9
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   352.3          $   392.3
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

     PLAN TO TRANSFER SENIOR HEALTH INSURANCE COMPANY OF PENNSYLVANIA TO AN INDEPENDENT TRUST

     On August 11, 2008, Conseco and CDOC, Inc. ("CDOC"), a wholly owned subsidiary of Conseco (and together with Conseco, the "Conseco Parties"), entered into a Transfer Agreement with Senior Health Care Transition Trust (the "Transition Trust"), pursuant to which the Conseco Parties would transfer the stock of Senior Health Insurance Company of Pennsylvania ("Senior Health", formerly known as Conseco Senior Health Insurance Company prior to its name change in October 2008) to an independent trust to be named Senior Health Care Oversight Trust (the "Independent Trust") for the exclusive benefit of Senior Health's long-term care policyholders. Consummation of the transaction, which is conditioned upon receipt of the approval of the Pennsylvania Insurance Department, is expected to occur in the fourth quarter of 2008.

     In addition to the transfer of the Senior Health stock, the Conseco Parties have agreed to contribute $175 million of additional capital to Senior Health and the Independent Trust. On the consummation date, the aforementioned $175.0 million capital contribution is expected to be primarily in the form of cash and a note payable of $125.0 million. The note is expected to be unsecured; have a five-year maturity date; a 6 percent interest rate; and require annual principal payments of $25.0 million.

     To effect the transfer of the Senior Health stock to the Independent Trust, Conseco has formed the Transition Trust, which has filed for regulatory approval of the transfer with the Pennsylvania Insurance Department. Upon receipt of such approval and satisfaction of all other closing conditions, the Transition Trust will merge with and into the Independent Trust.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Conseco expects to record accounting charges totaling approximately $1.1 billion related to the transaction, comprised of Senior Health's equity (as calculated in accordance with generally accepted accounting principles), an additional valuation allowance for deferred tax assets and the capital contribution to Senior Health and the Independent Trust. The accounting charges are summarized as follows (dollars in millions):

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
                                                                                                        --------

Charges recognized in the third quarter of 2008:

   Recognition of unrealized losses on investments expected to be transferred to the
     Independent Trust...........................................................................          174.8 (a)

   Gain on reinsurance recapture, net of tax.....................................................          (19.8)
                                                                                                        --------

         Total charges recognized in the third quarter of 2008...................................          155.0
                                                                                                        --------

Charges expected to be recognized upon the completion of the transaction:

   Write-off of remaining shareholder's equity of Senior Health and transaction expenses ........          225.0 (a) (b)

   Additional capital contribution...............................................................          175.0 (a)
                                                                                                        --------

         Total charges recognized upon the completion of the transaction.........................          400.0
                                                                                                        --------

Total expected charges...........................................................................       $1,058.7
                                                                                                        ========

-----------------

(a) Amount is before the potential tax benefit. A deferred tax valuation allowance will be established for all future potential tax benefits generated by these charges since management has concluded that it is more likely than not that such tax benefits will not be utilized to offset future taxable income.
(b) Amount will be based on the actual shareholder's equity of Senior Health at the completion of the transaction and the actual expenses incurred to complete the transaction. Such final amount will be different than the estimate provided in this summary.

     In the third quarter of 2008, Senior Health recaptured a block of previously reinsured long-term care business which is expected to be included in the business transferred to the Independent Trust. The recapture of this block resulted in a $30.5 million pretax gain.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     OUT-OF-PERIOD ADJUSTMENTS

     We recorded the net effects of certain out-of-period adjustments which decreased our net income by: (i) $1.8 million (or one cent per diluted share) in the third quarter of 2008; and (ii) $2.1 million (or one cent per diluted share) in the first nine months of 2008.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The effects of the restatement adjustments on our consolidated financial statements are as follows:

Consolidated Statement of Operations

                                                                 Three months ended September 30, 2007
                                                ---------------------------------------------------------------------
                                                                                Adjustments
                                                                 ----------------------------------------
                                                                              Accounting for  Previously
                                                As previously    Remediation   premium rate   identified       As
                                                  reported       procedures      increases      errors      restated
                                                  --------       ----------      ---------      ------      --------
                                                              (Dollars in millions, except per share data)
       Total revenues........................     $1,175.2         $  -             $ -           $(4.5)     $1,170.7
                                                  --------         -----            -----         -----      --------
       Benefits and expenses:
          Insurance policy benefits..........        888.8          (1.5)            (1.5)          -           885.8
          Interest expense...................         33.3           -                -             -            33.3
          Amortization.......................         93.3            .5             (1.7)          -            92.1
          Costs related to a
             litigation settlement...........         16.4           -                -             -            16.4
          Loss related to an annuity
             coinsurance transaction.........         76.5           -                -             -            76.5
          Other operating costs and
             expenses........................        153.7           -                -            (1.8)        151.9
                                                  --------         -----            -----         -----      --------

             Total benefits and expenses.....      1,262.0          (1.0)            (3.2)         (1.8)      1,256.0
                                                  --------         -----            -----         -----      --------

             Income (loss) before income
               taxes.........................        (86.8)          1.0              3.2          (2.7)        (85.3)

       Income tax expense (benefit)..........        (33.1)           .4              1.2          (1.1)        (32.6)
                                                  --------         -----            -----         -----      --------

          Net income (loss)..................     $  (53.7)        $  .6            $ 2.0         $(1.6)     $  (52.7)
                                                  ========         =====            =====         =====      ========

       Net loss per share - basic............        $(.29)                                                     $(.28)
                                                     =====                                                      =====

       Net loss per share - diluted..........        $(.29)                                                     $(.28)
                                                     =====                                                      =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------


                                                                Nine months ended September 30, 2007
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Total revenues.......................    $3,458.9      $  -              $  -             $(4.5)      $3,454.4
                                                --------      ------            ------           -----       --------
       Benefits and expenses:
          Insurance policy benefits.........     2,621.0        15.8              (8.3)            -          2,628.5
          Interest expense..................        84.8         -                 -               -             84.8
          Amortization......................       325.8         1.7              (3.6)            (.2)         323.7
          Costs related to a
             litigation settlement..........        64.4         -                 -               -             64.4
          Loss related to an annuity
             coinsurance transaction........        76.5         -                 -               -             76.5
          Other operating costs and
             expenses.......................       449.7         -                 -              (1.8)         447.9
                                                --------      ------            ------           -----       --------

             Total benefits and expenses....     3,622.2        17.5             (11.9)           (2.0)       3,625.8
                                                --------      ------            ------           -----       --------

             Income (loss) before income
               taxes........................      (163.3)      (17.5)             11.9            (2.5)        (171.4)

       Income tax expense (benefit).........       (60.1)       (6.3)              4.4            (1.0)         (63.0)
                                                --------      ------            ------           -----       --------

          Net income (loss).................    $ (103.2)     $(11.2)           $  7.5           $(1.5)      $ (108.4)
                                                ========      ======            ======           =====       ========

       Net loss per share - basic...........       $(.69)                                                       $(.72)
                                                   =====                                                        =====

       Net loss per share - diluted.........       $(.69)                                                       $(.72)
                                                   =====                                                        =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Selected Consolidated Balance Sheet Accounts

                                                                         September 30, 2007
                                             ------------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Additional paid-in capital...........     $4,094.6     $ (4.8)         $  -            $ (.4)        $4,089.4
       Retained earnings....................        523.2      (27.0)           16.6           (2.6)           510.2

Selected Consolidated Statement of Cash Flow Amounts

                                                                Nine months ended September 30, 2007
                                             -----------------------------------------------------------------------
                                                                             Adjustments
                                                            --------------------------------------------
                                                                           Accounting for     Previously
                                             As previously  Remediation     premium rate      identified       As
                                                reported    procedures        increases         errors      restated
                                                --------    ----------        ---------         ------      --------
                                                             (Dollars in millions, except per share data)
       Cash flows from operating activities:
          Net income (loss)..................     $(103.2)    $(11.2)          $  7.5            $(1.5)       $(108.4)
          Amortization and depreciation......       350.7        1.7             (3.6)             (.2)         348.6
          Income taxes.......................       (62.0)      (6.3)             4.4             (1.0)         (64.9)
          Insurance liabilities..............       674.6       15.8             (8.3)             -            682.1
          Net realized investment losses.....       114.3        -                -                4.5          118.8
          Other..............................        (1.7)       -                -               (1.8)          (3.5)

       Net cash provided by operating
          activities.........................       549.4        -                -                -            549.4

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the notes entitled "Accounting for Derivatives" and "Investment Borrowings" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $280.5 million and $665.8 million at September 30, 2008 and December 31, 2007, respectively.

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of September 30, 2008 and December 31, 2007, were as follows (dollars in millions):

                                                                                       September 30,     December 31,
                                                                                           2008              2007
                                                                                           ----              ----
Net unrealized depreciation on investments..........................................    $(2,115.8)         $(481.3)
Adjustment to value of policies inforce at the Effective Date.......................         87.0             18.3
Adjustment to cost of policies produced.............................................        262.8             43.7
Unrecognized net loss related to deferred compensation plan.........................         (7.1)            (7.3)
Deferred income tax asset...........................................................        635.4            153.3
                                                                                        ---------          -------

     Accumulated other comprehensive loss...........................................    $(1,137.7)         $(273.3)
                                                                                        =========          =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     EARNINGS PER SHARE

     A reconciliation of net loss and shares used to calculate basic and diluted loss per share is as follows (dollars in millions and shares in thousands):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Net loss................................................      $(182.0)            $(52.7)      $(674.9)          $(108.4)
Preferred stock dividends...............................          -                  -             -               (14.1)
                                                              -------             ------       -------           -------

     Net loss applicable to common stock
       for basic and diluted earnings per share.........      $(182.0)            $(52.7)      $(674.9)          $(122.5)
                                                              =======             ======       =======           =======

Shares:
   Weighted average shares outstanding
     for basic and diluted earnings per share...........      184,726            187,733       184,688           169,270
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

                                                                     Three months ended            Nine months ended
                                                                        September 30,                 September 30,
                                                                     -------------------          -------------------
                                                                     2008           2007          2008           2007
                                                                     ----           ----          ----           ----
       Equivalent common shares that were antidilutive
         during the period:
           Class B mandatorily convertible preferred stock...          -               -              -         19,112
           Stock option and restricted stock plans...........         35             127             42            173
                                                                      --             ---             --         ------

                                                                      35             127             42         19,285
                                                                      ==             ===             ==         ======

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During the three and nine months ended September 30, 2008 and 2007, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings (loss) per share for the three or nine months ended September 30, 2008 and 2007.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Operating information by segment was as follows (dollars in millions):

                                                                 Three months ended                Nine months ended
                                                                     September 30,                   September 30,
                                                             -----------------------------   ----------------------------
                                                             2008           2007             2008          2007
                                                             ----  ----------------------    ----  ----------------------
                                                                   (Restated) (As reported)        (Restated)  (As reported)
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities......................................$    8.9 $   16.4     $   16.4  $   36.2 $   48.7    $   48.7
            Supplemental health............................   464.1    397.3        397.3   1,339.5  1,065.0     1,065.0
            Life...........................................    47.1     43.7         43.7     138.3    129.7       129.7
            Other..........................................    17.6     16.2         16.2      64.1     66.2        66.2
       Net investment income (a)...........................   138.3    144.2        144.2     402.8    440.2       440.2
       Fee revenue and other income (a)....................     3.1      3.8          3.8       6.8      7.7         7.7
                                                           -------- --------     --------  -------- --------    --------

                Total Bankers Life revenues................   679.1    621.6        621.6   1,987.7  1,757.5     1,757.5
                                                           -------- --------     --------  -------- --------    --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health............................     2.1      2.3          2.3       6.4      7.3         7.3
            Life...........................................    44.1     30.0         30.0     131.1     83.2        83.2
            Other..........................................      .2       .2           .2        .8       .7          .7
       Net investment income (a)...........................    10.1      9.4          9.4      29.4     28.3        28.3
       Fee revenue and other income (a)....................      .5       .2           .2       1.3       .5          .5
                                                           -------- --------     --------  -------- --------    --------

                Total Colonial Penn revenues...............    57.0     42.1         42.1     169.0    120.0       120.0
                                                           -------- --------     --------  -------- --------    --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities......................................     3.5      5.0          5.0       9.6     11.8        11.8
            Supplemental health............................   142.7    147.5        147.5     431.6    446.0       446.0
            Life...........................................    80.3     84.2         84.2     245.3    252.4       252.4
            Other..........................................     2.0      2.0          2.0       6.0      6.8         6.8
       Net investment income (a)...........................   126.8    181.2        181.2     387.4    559.1       559.1
       Fee revenue and other income (a)....................      .1       .1           .1       1.2       .4          .4
                                                           -------- --------     --------  -------- --------    --------

                Total Conseco Insurance Group revenues.....   355.4    420.0        420.0   1,081.1  1,276.5     1,276.5
                                                           -------- --------     --------  -------- --------    --------

    Other Business in Run-off:
       Insurance policy income - supplemental health.......    74.2     77.2         77.2     225.2    234.8       234.8
       Net investment income (a)...........................    53.9     48.8         48.8     156.0    143.4       143.4
       Fee revenue and other income (a)....................     -         .1           .1        .2       .3          .3
                                                           -------- --------     --------  -------- --------    --------

                Total Other Business in Run-off revenues...   128.1    126.1        126.1     381.4    378.5       378.5
                                                           -------- --------     --------  -------- --------    --------

    Corporate:
       Net investment income...............................     6.1     12.2         12.2      21.8     32.1        32.1
       Fee and other income................................     1.2      4.3          4.3       4.3      8.6         8.6
                                                           -------- --------     --------  -------- --------    --------

                Total corporate revenues...................     7.3     16.5         16.5      26.1     40.7        40.7
                                                           -------- --------     --------  -------- --------    --------

                Total revenues............................. 1,226.9  1,226.3      1,226.3   3,645.3  3,573.2     3,573.2
                                                           -------- --------     --------  -------- --------    --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                         (continued from previous page)

                                                                 Three months ended                Nine months ended
                                                                     September 30,                    September 30,
                                                             -----------------------------   -----------------------------
                                                             2008           2007             2008          2007
                                                             ----  -----------------------   ----  -----------------------
                                                                   (Restated) (As reported)        (Restated)  (As reported)
Expenses:
    Bankers Life:
       Insurance policy benefits.......................   $  516.5   $  459.8    $  459.5  $1,530.6  $1,246.3     $1,252.2
       Amortization....................................       53.5       47.8        49.3     195.1     199.0        202.0
       Other operating costs and expenses..............       41.3       46.5        46.5     130.5     128.7        128.7
                                                          --------   --------    --------  --------  --------     --------

            Total Bankers Life expenses................      611.3      554.1       555.3   1,856.2   1,574.0      1,582.9
                                                          --------   --------    --------  --------  --------     --------

    Colonial Penn:
       Insurance policy benefits.......................       34.2       26.6        26.6     105.3      76.7         76.7
       Amortization....................................        9.2        5.1         5.1      24.0      14.8         14.8
       Other operating costs and expenses..............        7.1        3.4         3.4      21.2      10.2         10.2
                                                          --------   --------    --------  --------  --------     --------

            Total Colonial Penn expenses...............       50.5       35.1        35.1     150.5     101.7        101.7
                                                          --------   --------    --------  --------  --------     --------

    Conseco Insurance Group:
       Insurance policy benefits.......................      229.3      277.1       296.7     702.4     829.9        824.5
       Amortization....................................       24.6       41.2        41.2      85.7     126.4        126.4
       Interest expense on investment borrowings.......        5.6        6.2         6.2      16.9      11.5         11.5
       Costs related to a litigation settlement........        -          8.2         8.2       -        32.2         32.2
       Loss related to an annuity coinsurance
         transaction...................................        -         76.5        76.5       -        76.5         76.5
       Other operating costs and expenses..............       59.8       77.3        76.3     186.7     213.7        212.7
                                                          --------   --------    --------  --------  --------     --------

            Total Conseco Insurance Group expenses.....      319.3      486.5       505.1     991.7   1,290.2      1,283.8
                                                          --------   --------    --------  --------  --------     --------

    Other Business in Run-off:
       Insurance policy benefits.......................      105.1      122.3       106.0     301.3     475.6        467.6
       Amortization....................................        4.2        5.9         5.6      15.2      18.0         17.1
       Gain on reinsurance recapture...................      (30.5)       -           -       (30.5)      -            -
       Other operating costs and expenses..............       15.9       17.4        17.4      51.1      60.8         60.8
                                                          --------   --------    --------  --------  --------     --------

            Total Other Business in Run-off expenses...       94.7      145.6       129.0     337.1     554.4        545.5
                                                          --------   --------    --------  --------  --------     --------

    Corporate:
       Interest expense on corporate debt..............       13.7       20.2        20.2      44.0      53.2         53.2
       Interest expense on variable interest entity....        3.2        6.9         6.9      13.2      20.1         20.1
       Costs related to a litigation settlement........        -          8.2         8.2       -        32.2         32.2
       Other operating costs and expenses..............       10.8        7.3        10.1      44.8      34.5         37.3
                                                          --------   --------    --------  --------  --------     --------

            Total corporate expenses...................       27.7       42.6        45.4     102.0     140.0        142.8
                                                          --------   --------    --------  --------  --------     --------

            Total expenses.............................    1,103.5    1,263.9     1,269.9   3,437.5   3,660.3      3,656.7
                                                          --------   --------    --------  --------  --------     --------

    Income (loss) before income taxes:
            Bankers Life...............................       67.8       67.5        66.3     131.5     183.5        174.6
            Colonial Penn..............................        6.5        7.0         7.0      18.5      18.3         18.3
            Conseco Insurance Group....................       36.1      (66.5)      (85.1)     89.4     (13.7)        (7.3)
            Other Business in Run-off..................       33.4      (19.5)       (2.9)     44.3    (175.9)      (167.0)
            Corporate operations.......................      (20.4)     (26.1)      (28.9)    (75.9)    (99.3)      (102.1)
                                                          --------   --------    --------  --------  --------     --------

                Income (loss) before income taxes......   $  123.4   $  (37.6)   $  (43.6) $  207.8  $  (87.1)    $  (83.5)
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

     A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

                                                                  Three months ended              Nine months ended
                                                                     September 30,                   September 30,
                                                             -----------------------------   ------------------------------
                                                             2008           2007             2008          2007
                                                             ----  -----------------------   ----  ------------------------
                                                                   (Restated) (As reported)        (Restated)  (As reported)
Total segment revenues..................................  $1,226.9  $1,226.3     $1,226.3  $3,645.3  $3,573.2    $3,573.2
Net realized investment losses..........................    (270.6)    (55.6)       (51.1)   (549.5)   (118.8)     (114.3)
                                                          --------  --------     --------  --------  --------    --------

    Consolidated revenues...............................  $  956.3  $1,170.7     $1,175.2  $3,095.8  $3,454.4    $3,458.9
                                                          ========  ========     ========  ========  ========    ========

Total segment expenses..................................  $1,103.5  $1,263.9     $1,269.9  $3,437.5  $3,660.3    $3,656.7
Amortization related to net realized investment losses..     (10.0)     (7.9)        (7.9)    (16.5)    (34.5)      (34.5)
                                                          --------  --------     --------  --------  --------    --------

    Consolidated expenses...............................  $1,093.5  $1,256.0     $1,262.0  $3,421.0  $3,625.8    $3,622.2
                                                          ========  ========     ========  ========  ========    ========

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, at the beginning of each policy anniversary date, a new index period begins. We are typically able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums. We typically buy call options or call spreads referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment income
(loss) related to equity-indexed products was $(79.6) million and $19.9 million in the nine months ended September 30, 2008 and 2007, respectively. These amounts were substantially offset by a corresponding charge to insurance policy benefits. The estimated fair value of these options was $18.0 million and $51.2 million at September 30, 2008 and December 31, 2007, respectively. We classify these instruments as other invested assets. Pursuant to an annuity coinsurance agreement described below under the caption "Reinsurance", we held $11.9 million of these options at December 31, 2007, for the benefit of the assuming company until such options expired. All cash flows (including any increases (decreases) in fair value) from these options were transferred to the assuming company in the first six months of 2008.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). In accordance with these requirements, the expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives. The Company does not purchase options to hedge liabilities which may arise after the next policy anniversary date. The Company must value both the options and the related forward embedded options in the policies at fair value. These accounting requirements often create volatility in the earnings from these products. We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement. We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs") and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting SFAS 157. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $366.4 million at September 30, 2008 and $353.2 million at December 31, 2007. We maintain a specific block of investments in our trading

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At September 30, 2008, all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $5.4 million and $1.4 million at September 30, 2008 and December 31, 2007, respectively. The adoption of SFAS 157 had no impact on the valuation of these embedded derivatives. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives. However, differences will occur as corporate spreads change.

     REINSURANCE

     The cost of reinsurance ceded totaled $123.2 million and $156.0 million in the first nine months of 2008 and 2007, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured even if the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $338.7 million and $168.1 million in the first nine months of 2008 and 2007, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $492.0 million and $220.0 million in the first nine months of 2008 and 2007, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $455.8 million and $181.4 million in the first nine months of 2008 and 2007, respectively. The increase in premiums assumed under these agreements in 2008 resulted from agreements whereby we are assuming: (i) a specified percentage of the Private-Fee-For-Service ("PFFS") business written by Coventry under a large group policy effective July 1, 2007; and (ii) a specified percentage of the PFFS business written by Coventry under another large group policy effective May 1, 2008.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Current tax expense........................................    $  1.2             $   .8       $   2.2            $  2.5
Deferred tax provision.....................................     (47.6)             (33.4)       (113.7)            (65.5)
                                                               ------             ------       -------            ------

    Income tax benefit on period income....................     (46.4)             (32.6)       (111.5)            (63.0)

Valuation allowance........................................      91.2                -           461.2               -
                                                               ------             ------       -------            ------

    Total income tax expense (benefit).....................    $ 44.8             $(32.6)      $ 349.7            $(63.0)
                                                               ======             ======       =======            ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                                -----------------------
                                                                                                2008               2007
                                                                                                ----               ----
                                                                                                                (Restated)
U.S. statutory corporate rate............................................................       (35.0)%           (35.0)%
Valuation allowance......................................................................       141.8               -
Other nondeductible expense (benefit)....................................................         1.6               (.5)
State taxes..............................................................................         (.9)             (1.4)
Provision for tax issues, tax credits and other..........................................         -                  .1
                                                                                                -----             -----

         Effective tax rate..............................................................       107.5%            (36.8)%
                                                                                                =====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                         September 30,       December 31,
                                                                                              2008               2007
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................      $   894.0         $  892.1
       Non-life companies.............................................................          840.0            843.8
    Net state operating loss carryforwards............................................           33.9             32.1
    Tax credits.......................................................................           13.7             13.7
    Capital loss carryforwards........................................................          286.4            259.7
    Deductible temporary differences:
       Actively managed fixed maturities..............................................          132.5              -
       Insurance liabilities..........................................................          988.0          1,074.6
       Unrealized depreciation of investments.........................................          635.4            153.3
       Reserve for loss on loan guarantees............................................           68.5             71.9
       Other..........................................................................           25.5              4.4
                                                                                            ---------         --------

         Gross deferred tax assets....................................................        3,917.9          3,345.6
                                                                                            ---------         --------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................            -              (32.8)
       Value of policies inforce at the Effective Date and cost of policies produced..         (742.3)          (732.9)
                                                                                            ---------         --------

         Gross deferred tax liabilities...............................................         (742.3)          (765.7)
                                                                                            ---------         --------

         Net deferred tax assets before valuation allowance...........................        3,175.6          2,579.9

Valuation allowance...................................................................       (1,134.1)          (672.9)
                                                                                            ---------         --------

         Net deferred tax assets......................................................        2,041.5          1,907.0

Current income taxes prepaid..........................................................            1.3              2.4
                                                                                            ---------         --------

         Income tax assets, net.......................................................      $ 2,042.8         $1,909.4
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years. Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of September 30, 2008, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the nine months ending September 30, 2008 primarily related to the plan to transfer Senior Health to an independent trust as described in the note to these consolidated financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust". As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings. However, because a substantial portion of the cumulative losses for the three-year period ended September 30, 2008, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business we plan to dispose of as further described in the note to these financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust". In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

     In the first nine months of 2008, we increased our valuation allowance against our net deferred tax assets by $461.2 million, (of which, $91.2 million was recognized in the third quarter of 2008) to $1,134.1 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future. We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at September 30, 2008, we believe that we will more likely than not recover $2.0 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

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

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation may only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2008 will be approximately $544 million (including $402 million of unused amounts carried forward from prior years).

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.50% convertible debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit if lower) on the use of our net operating loss carryforwards to offset future taxable income. The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

approximately 4.7 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our net operating loss carryforwards.

     As of September 30, 2008, we had $5.0 billion of NOLs and $.8 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                 Total loss carryforwards
                      ---------------------   Capital loss          Total loss       -------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2008 ......      $    -     $   -          $583.7               $ 583.7            $  583.7          $    -
     2009.......           -         -            86.2                  86.2                 -                86.2
     2010.......           -           .2           -                     .2                  .2               -
     2011.......           -           .1           -                     .1                  .1               -
     2012.......           -          -           64.7                  64.7                 -                64.7
     2013.......           -          -           83.8                  83.8                 -                83.8
     2016.......          16.9        -             -                   16.9                16.9               -
     2017.......          33.2        -             -                   33.2                33.2               -
     2018.......       2,170.6(a)     -             -                2,170.6                44.1           2,126.5
     2021.......          62.0        -             -                   62.0                 -                62.0
     2022.......         257.9        -             -                  257.9                 -               257.9
     2023.......          13.8    2,087.5 (a)       -                2,101.3                67.6           2,033.7
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        188.4           -                  188.4                 -               188.4
     2028.......           -           .2           -                     .2                 -                  .2
                      --------   --------       ------              --------            --------          --------

     Total......      $2,554.4   $2,400.0       $818.4              $5,772.8            $  745.8          $5,027.0
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

     We had deferred tax assets related to NOLs for state income taxes of $33.9 million and $32.1 million at September 30, 2008 and December 31, 2007, respectively. The related state NOLs are available to offset future state taxable income in certain states through 2015.

     Tax years 2005 through 2007 are open to examination by the IRS, and tax year 2002 remains open only for potential adjustments related to certain partnership investments. The Company does not anticipate any material adjustments related to these partnership investments. The Company's various state income tax returns are generally open for tax years 2005 through 2007 based on the individual state statutes of limitation.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of September 30, 2008 and December 31, 2007 (dollars in millions):

                                                                                           September 30,      December 31,
                                                                                               2008               2007
                                                                                               ----               ----
3.50% convertible debentures............................................................    $  330.0           $  330.0
Secured credit agreement................................................................       859.0              865.5
Unamortized discount on convertible debentures..........................................        (1.4)              (1.8)
                                                                                            --------           --------

     Direct corporate obligations.......................................................    $1,187.6           $1,193.7
                                                                                            ========           ========

     During the first nine months of 2008, we made scheduled principal payments totaling $6.5 million on our secured credit agreement ("Second Amended Credit Facility"). There were $6.1 million and $6.8 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at September 30, 2008 and December 31, 2007, respectively.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent. The base rate is equal to 1 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's Investors Service, Inc. ("Moody's") and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At September 30, 2008, the interest rate on our Second Amended Credit Facility was 5.7 percent.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       Remainder of 2008.............................   $    2.2
       2009..........................................        8.7
       2010..........................................      338.8
       2011..........................................        8.7
       2012..........................................        8.8
       2013..........................................      821.8
                                                        --------

                                                        $1,189.0
                                                        ========

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

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including: (i) a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 24 percent at September 30, 2008); (ii) an interest coverage ratio greater than or equal to 2.0 to 1 for each rolling four quarters (such ratio exceeded the minimum requirement for the four quarters ending September 30, 2008); (iii) an aggregate risk-based capital ratio, as defined in the Second Amended Credit Facility, greater than or equal to 250 percent for each quarter (such ratio exceeded the minimum risk-based capital requirements at September 30, 2008); and (iv) a combined statutory capital and surplus level of greater than $1,270.0 million (combined statutory capital and surplus at September 30, 2008 exceeded such requirement).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2008 and December 31, 2007. In October 2008, the Company borrowed $75.0 million under the revolving credit facility to assure the future availability of this additional liquidity given our concerns with the ability of certain financial institutions to be able to provide funding in the future. The Company also requested borrowings of $5.0 million which were not funded. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of Conseco Life Insurance Company of Texas ("CLTX"), Washington National Insurance Company and Conseco Health Insurance Company. Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility. We have repurchased $87.2 million of our common stock. No repurchases were made in the first nine months of 2008.

     Pursuant to our Second Amended Credit Facility, we may repurchase any Debentures, if after giving effect to such repurchases, the Company has sufficient liquidity, as defined in the credit facility, and we are in compliance with all other financial ratios and balances. Through November 4, 2008, we repurchased $37.0 million par value of such Debentures for $15.3 million plus accrued interest. In the fourth quarter of 2008, we will recognize a gain on the extinguishment of debt of approximately $21 million related to such repurchases. Debentures with a par value of $293.0 million remain outstanding.

     INVESTMENT BORROWINGS

     In the first quarter of 2007, one of the Company's insurance subsidiaries (Conseco Life Insurance Company, "Conseco Life") became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings. At September 30, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings from the FHLBI totaled $450.0 million as of September 30, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $496.6 million at September 30, 2008, which are maintained in a custodial account for the benefit of the FHLBI. Conseco Life recognized interest expense of $16.4 million and $10.8 million in the first nine months of 2008 and 2007, respectively, related to the borrowings.

     The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                 at September 30, 2008
                       --------                  ----                 ---------------------
                        $ 54.0              May 2012                   Variable rate - 2.811%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 2.848%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     At September 30, 2008, investment borrowings consisted of: (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $364.3 million of securities issued to other entities by a variable interest entity ("VIE") which is consolidated in our financial statements; and (iii) other borrowings of $9.6 million.

     At December 31, 2007, investment borrowings consisted of: (i) collateralized borrowings of $450.0 million; (ii) $452.3 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $10.7 million.

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2007.................................................    184,652

    Shares issued under employee benefit compensation plans..................         74 (a)
                                                                                 -------

Balance at September 30, 2008................................................    184,726
                                                                                 =======

---------
     (a) Such amount was reduced by four thousand shares which were tendered for the payment of federal and state taxes owed on the issuance of restricted stock.

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $30.7 million and $40.2 million during the nine months ended September 30, 2008 and 2007, respectively. Amounts amortized totaled $11.7 million and $15.0 million during the nine months ended September 30, 2008 and 2007, respectively. The unamortized balance of deferred sales inducements at September 30, 2008 and December 31, 2007 was $168.0 million and $149.0 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $207.7 million and $252.8 million at September 30, 2008 and December 31, 2007, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pending Accounting Standards

     In June 2008, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force No. 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") specifies that a contract (that would otherwise meet the definition of a derivative under SFAS 133) issued or held by the reporting entity that is both indexed to its own stock and classified in stockholders' equity in its statement of financial position should not be considered a derivative financial instrument for purposes of applying SFAS 133. EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or an embedded feature) is indexed to an entity's own stock, using a two-step approach. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The guidance in EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise's risk-management activities, which are effective for the first period (including interim periods) beginning after May 2008. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company's consolidated financial condition and results of operations.

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

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entities derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is not expected to have a material impact on our consolidated financial statements.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     Adopted Accounting Standards

     In October 2008, the FASB issued FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, the Company adopted this guidance effective September 30, 2008. The Company's adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

     In April 2007, FASB issued Interpretation 39-1 "Amendment of FASB Interpretation No. 39" ("FIN 39-1"). FIN 39-1 amends FIN 39, "Offsetting of Amounts Related to Certain Contracts", to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. FIN 39-1 also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN 39-1, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. All collateral is maintained in a tri-party custodial account. At September 30, 2008, $7.8 million of derivative liabilities have been offset against derivative assets executed with the same counterparty under master netting arrangements. We adopted FIN 39-1 on January 1, 2008.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 creates a comprehensive model which addresses how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 resulted in a $6.0 million increase to additional paid-in capital during the first three months of 2007. The Company classifies interest and, if applicable, penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in the first nine months of 2008 and 2007. The liability for accrued interest was not significant at September 30, 2008 or December 31, 2007.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint alleged, among other things, that the change enabled Conseco, Inc. to add $360 million to its balance sheet. The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it had reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions. At the May 21, 2007 fairness hearing, the court granted final approval of the settlement and issued an order doing so on June 8, 2007. The Court entered final judgment in the case on July 5, 2007. We began implementing the settlement with the inforce and certain former policyholders in the last half of 2007. We previously recognized costs related to this litigation totaling $267.2 million (none of which was recognized in the first nine months of 2008).

     Three other cases remain pending with respect to life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". On May 24, 2005 a purported class action lawsuit was filed in Illinois on behalf of a putative statewide class captioned William J. Harte, individually and on behalf of all others similarly situated v. Conseco Life Insurance Company, Case No. 05CH08925 (Circuit Court of Cook County, Illinois, Chancery Division), which has been removed to the United States District Court for the Northern District of Illinois, transferred to California and consolidated and coordinated with MDL 1610. The Harte matter was settled in June 2008, and will be dismissed by the court on motion by the parties. The settlement of this case was not significant to our business, financial condition, results of operations or cash flows. Also, a lawsuit was filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves approximately 800 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. In the recently settled matter Cost of Insurance Cases, Judicial Counsel Coordination Proceeding No. 4384 (Judicial Counsel of California) one plaintiff's claim remains, that of Marvin Barenblat.

     The ultimate outcome of the cost of insurance lawsuits that have not been settled cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     Agent Litigation

     On December 17, 2003, a complaint was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, Southern Capitol Enterprises, Inc. and F. David Tutt v. Conseco Services, LLC and Conseco Health Insurance Company, Case No. 515105. Plaintiffs are a former Conseco Health Insurance Company agency and its principal that allege in the complaint that they were damaged by Conseco Health Insurance Company's termination of their Executive Marketing Agreement ("EMA") and Business Continuation Plan ("BCP"). Plaintiffs sought a declaratory judgment declaring the parties' rights and obligations under plaintiffs' EMA and BCP including definitions of terms within those contracts. Plaintiffs also demanded a full accounting of all commissions allegedly due and a preliminary injunction stopping Conseco from reducing or stopping commission payments during the pendency of this action. At Conseco Health Insurance Company's request, the case was removed to the United States District Court for the Middle District of Louisiana, Case No. 04CV40-D-M1. On September 30, 2004, Tutt filed a separate complaint for breach of contract and damages against defendants in federal court which includes claims for: (1) breach of the EMA and BCP; (2) tortuous interference with the EMA and BCP; (3) unjust enrichment related to the EMA and BCP; and (4) requests an accounting of back commissions under the EMA and BCP. The court consolidated the two cases on October 20, 2004. Plaintiff later filed an amended and restated complaint for damages on March 15, 2006, which added Performance Matters Associates as a defendant. Tutt moved for partial summary judgment in July 2004, asking the court to invalidate the non-competition and non-solicitation provisions in the EMA and the non-competition provision of the BCP. Defendants opposed this motion, but plaintiffs' motion was granted by the court on December 15, 2004. The court did not decide the issue of the BCP's continued validity. After discovery, defendants filed a partial motion for summary judgment on January 1, 2006, reasserting that the entire BCP was invalidated because the non-

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

competition provision had been stricken from the agreement. Plaintiff filed a cross-motion for partial summary judgment regarding the validity of the BCP on May 31, 2006. Both motions were denied by the court, and the court set that issue for a bench trial. After that issue was tried in April 2007, the court ruled that the BCP was valid and enforceable. The court further ruled that the issues of breach of contract relating to plaintiffs' exclusive rights and due to improper commission payments, breach of the duty of good faith and fair dealing as to the EMA and plaintiffs' Single Business Enterprise theory remain to be tried to a jury. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On September 18, 2006, a purported class action was filed in the Superior Court of the State of California for the County of Los Angeles, Holly Walker, individually, and on behalf of all others similarly situated, and on behalf of the general public v. Bankers Life & Casualty Company, an insurance company domiciled in the State of Illinois, and Does 1 to 100, Case No. BC358690. In her complaint, plaintiff alleged Bankers Life and Casualty Company intentionally misclassified its California insurance agents as independent contractors when they should have been classified as employees. Plaintiff sought relief on behalf of the class alleging claims for preliminary and permanent injunction, misclassification, indemnification, conversion and unfair business practices. Bankers Life and Casualty Company caused the case to be removed to the U.S. District Court, Central District of California on October 18, 2006. An order was entered on November 20, 2006 transferring the case to the U.S. District Court, Northern District of Illinois, Case No. 06C6906. The Court has dismissed with prejudice plaintiff's allegations of preliminary and permanent injunction and misclassification. A first amended complaint was filed on June 12, 2007 adding Carole Paradise as the new class representative and naming Holly Walker as an individual plaintiff. This complaint alleges claims of indemnification, conversion and unfair business practices. On October 1, 2007, the court granted the plaintiff's motion for class certification. Bankers Life and Casualty Company subsequently appealed to the 7th Circuit Court of Appeals, which denied the appeal. Bankers Life and Casualty Company subsequently filed a motion to decertify the class with the district court, which entered an order decertifying the class action on July 28, 2008. After decertification of the class, a settlement was reached with the individual plaintiffs Walker and Paradise. The action will be dismissed with prejudice as a result of the settlement. The settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

     On January 16, 2008, a purported class action was filed in the Superior Court of the State of California for the County of Alameda, Robin Fletcher individually, and on behalf of all others similarly situated vs. Bankers Life and Casualty Company, and Does 1 through 100, Case No. RG08366328. In her original complaint, plaintiff alleged nonpayment by Bankers Life and Casualty Company of overtime wages, failure to provide meal and rest periods, failure to reimburse expenses, and failure to provide accurate wage statements to its sales representatives in the State of California for the time period January 16, 2004 to present. Additionally, the complaint alleges failure to pay wages on termination and unfair business practices. In September 2008, plaintiff submitted a proposed first amended complaint which changes the proposed scope of the putative class from all agents in California for the subject time period to all agents at a single branch office in Alameda, California. This would reduce the putative class from hundreds of members to approximately 70 members. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Other Litigation

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated
v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A motion to dismiss the amended complaint was granted in part

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007. The second amended complaint includes the same causes of action as the prior complaint, but added as defendants Conseco, Inc., Conseco Services, LLC, Conseco Marketing, LLC and 40|86 Advisors, Inc. while deleting Friou Jones as a named plaintiff. We filed a motion to dismiss the second amended complaint and it was granted in part and denied in part. Conseco, Inc. and 40|86 Advisors, Inc. have been dismissed from the case. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     On August 7, 2006, an action was filed in the United States District Court for the Southern District of New York, Sheldon H. Solow v. Conseco, Inc. and Carmel Fifth, LLC, Case No. 06-CV-5988 (BSJ). The plaintiff alleges breach of duty to hold a fair auction, fraud, promissory estoppel, unjust enrichment and a declaratory judgment with respect to the sale by defendants of the GM Building in New York City in 2003. Plaintiff was a losing bidder on the building. In the complaint, plaintiff seeks damages of $35 million on the unjust enrichment count and damages in an amount to be determined at trial on the remaining counts. Defendants filed a motion to dismiss the complaint on September 18, 2006. On January 11, 2008, the court ruled on the motion to dismiss, granting the motion with respect to the unjust enrichment and declaratory judgment counts, and denying the motion with respect to the remaining three counts. Discovery will now be proceeding in the matter. The plaintiff filed a motion for summary judgment on July 16, 2008, to which the Company responded with a cross-motion for summary judgment on August 29, 2008. The Company believes the action is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On March 19, 2008 a purported class action was filed in the United States District Court for the Western District of Washington, Susan W. Taylor and Curtis L. Welch, on behalf of themselves and all others similarly situated v. Bankers Life and Casualty Co., Case No. C08-0447-JCC. The case was filed on behalf of all persons in the state of Washington who since 1988 purchased long or short-term convalescent care (commonly referred to as long-term care) insurance policies from Bankers Life and Casualty Co. The complaint alleges damages from increases in premiums for such policies in causes of action alleging unfair or deceptive practices under Washington's Consumer Protection Act, breach of contract and bad faith. We filed a motion to dismiss the complaint on May 19, 2008. On August 29, 2008, the district court entered an order dismissing the action without prejudice for lack of subject matter jurisdiction based on plaintiff's failure to exhaust administrative remedies. We believe this order was final and triggered a 30-day period for initiation of an appeal to the 9th U.S. Circuit Court of Appeals. No timely notice of appeal was filed.

     On March 4, 2008, a Complaint was filed in the United Stated District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS. Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company on September 26, 1995. Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to Business & Professions Code
Section 17200 and Declaratory Relief. The putative class consists of "All owners of Valulife and Valuterm `universal life' insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life. The class does not include officers or actuaries (or their immediate families) of Massachusetts General, Philadelphia Life, Conseco Life or any of their parent companies, including Conseco, Inc." Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until around 2011. We filed a motion to dismiss the complaint on June 25, 2008, which the court has not yet ruled on. Plaintiff has not yet filed a motion for certification of the class, and we intend to oppose any form of class treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On June 4, 2008, a purported class action complaint was filed in the United Stated District Court for the Northern District of Illinois, Ruby Sandock, individually and on behalf of herself and all others similarly situated v. Bankers Life & Casualty Company Case No. 08-CV-3218. Plaintiff is claiming breach of contract, consumer fraud and deceptive business practices, and unjust enrichment on behalf of the proposed national class and seeks compensatory and punitive damages, injunctive and restitutionary relief. Plaintiff alleges that Bankers Life & Casualty systematically and intentionally failed to comply with standard contractual waiver of premium provisions that are included in its long-term care insurance policy contracts that it offers and sells to consumers. Plaintiffs allege that Bankers Life & Casualty has a policy or practice of continuing to charge and/or bill its insureds for policy premiums after the insured has received 90 days of benefits. Our answer was filed on July 3, 2008, denying liability and denying that the action is properly maintainable as a class action. We also filed a motion to dismiss the complaint. On September 26, 2008, the district court entered an order dismissing two out of the three claims asserted by the plaintiff. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On June 4, 2008, a purported class action complaint was filed in the Cook County Illinois Circuit Court Chancery Division, Sheldon Langendorf, et. al. individually and on behalf of themselves and all others similarly situated v. Conseco Senior Health Insurance Company, and Conseco, Inc., et. al. Case No. 08CH20571. Plaintiff is claiming breach of contract and consumer fraud and seeks a declaratory judgment, claiming that Senior Health (formerly Conseco Senior Health Insurance Company prior to its name change in October 2008) and other affiliated companies routinely and improperly refuse to accept Medicare explanations of benefits as documentation in support of proofs of claim on individual hospital indemnity and other policies of health insurance. Senior Health subsequently removed the action to the U.S. District Court for the Northern District of Illinois, where it is now pending as Case No. 08-CV-3914. By stipulation of the parties, Conseco, Inc. was dismissed as a party on September 29, 2008. Senior Health filed a motion to dismiss and/or for summary judgment on August 22, 2008, which motion is now fully briefed and before the court for ruling. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On July 22, 2008, a purported class action was filed in the U.S. District Court for the Southern District of Florida, Anna M. Cohen individually and on behalf of herself and all others similarly situated v. Washington National Insurance Corporation Case No. 08-CV-61153-JIC. Plaintiff is claiming breach of contract alleging that the 8% annual inflation adjustment rider, which is part of her Washington National policy of long-term care insurance, acts to increase the lifetime maximum benefit above the stated $150,000 benefit and not just the stated per day benefit, such that Washington National prematurely stops paying benefits before the correct lifetime maximum benefit amount is paid. On September 26, 2008, Washington National filed a motion to dismiss the complaint. The matter has been set for jury trial on June 15, 2009. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, in the Hamilton County case, the Company obtained a partial summary judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. The trial court stayed execution of the judgment pending appeal. The trial which was set for October 22, 2007, has been continued without date. On January 22, 2008, the Indiana Court of Appeals, in Massey v. Conseco Services, LLC Case No. 29A05-0610-CV-565, affirmed the judgment entered in the Hamilton County case in favor of the Company and the dismissal of Massey's counterclaims. Mr. Massey has filed a petition for rehearing with the Court of Appeals. Mr. Massey filed for bankruptcy on October 10, 2008. The Murray U.S. District Court case is currently set for trial on February 2, 2009.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of September 30, 2008, we have paid $19.3 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At September 30, 2008, we estimated that approximately $10.3 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $4.6 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life and Casualty Company, as well as the sales and marketing practices of Bankers Life and Casualty Company. This examination commenced in July 2007 and on May 7, 2008, Conseco announced a settlement among the state insurance regulators and Senior Health and Bankers Life and Casualty Company. This examination covered the years 2005, 2006 and 2007. More than 40 states are parties to the settlement, under which Conseco will pay a fine of up to $2.3 million, with an additional $10 million payable in the event Conseco fails to meet the process improvement benchmarks over the next two-and-a-half years. Conseco will review certain claims from 2005-2007 and provide up to $4 million of remediation. The fine and remediation cost were accrued in 2007. In addition, the settlement requires Conseco to implement a detailed process improvement plan designed to achieve performance standards for the timely processing of claims and complaints and other processes as part of an improvement program undertaken by the Company in 2007. Under that program, Conseco is moving several long-term care back-office functions to the Long-Term Care Group, Inc. to better manage the Senior Health business and improve customer service, and Conseco is investing $26 million on system enhancements and business process improvements over the next two-and-a-half years. The process improvement plan will be monitored by the lead states.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                ----------------------
                                                                                                2008              2007
                                                                                                ----              ----
                                                                                                               (Restated)
Cash flows from operating activities:
   Net loss.............................................................................       $(674.9)         $(108.4)
   Adjustments to reconcile the net loss to net cash provided by operating activities:
       Amortization and depreciation....................................................         324.5            348.6
       Income taxes.....................................................................         349.0            (64.9)
       Insurance liabilities............................................................         290.6            682.1
       Accrual and amortization of investment income....................................          (4.9)             3.7
       Deferral of policy acquisition costs.............................................        (357.1)          (368.0)
       Net realized investment losses...................................................         549.5            118.8
       Net sales (purchases) of trading securities......................................         373.6           (135.5)
       Loss related to an annuity coinsurance transaction...............................           -               76.5
       Gain on reinsurance recapture....................................................         (30.5)             -
       Other............................................................................         (43.3)            (3.5)
                                                                                               -------          -------

         Net cash provided by operating activities......................................       $ 776.5          $ 549.4
                                                                                               =======          =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................          $7.4         $    8.9
     Conversion of preferred stock into common shares...................................           -              667.8
     Reduction of tax liabilities related to various contingencies recognized
       at the fresh-start date in conjunction with adoption of FIN 48...................           -                6.0

     At September 30, 2008 and December 31, 2007, restricted cash and cash equivalents consisted of: (i) $12.0 million and $16.1 million, respectively, held by a VIE; (ii) nil and $1.9 million, respectively, of segregated cash held for the benefit of the former holders of TOPrS; and (iii) nil and $3.1 million, respectively, held in an escrow account pursuant to a litigation settlement.

     INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity, that is a VIE under Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities, revised December 2003" ("FIN 46R"). The following is description of our significant investment in a VIE:

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the principal balance of the investment borrowings of Fall Creek begins in 2012 based on available cash flows from the assets and such borrowings mature in 2017. The carrying value of our investment in Fall Creek was $51.9 million and $47.0 million at September 30, 2008 and December 31, 2007, respectively.

     The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio was not met and was amended. Subsequent to the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $83.5 million in the first

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

quarter of 2008. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances), $5 million of which was contributed through September 30, 2008 (all of which was contributed in the first quarter of 2008). An additional $10.4 million was contributed in October 2008 as a result of certain threshold ratios not being met.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

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

     The vast majority of our fixed maturity securities and separate account assets use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value. Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate. The number of prices obtained is dependent on the Company's analysis of such prices as further described below.

     For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes. These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs. Approximately 5 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively. The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs. For these securities, we use internally developed valuations. Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market. For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate. The pricing matrix utilizes a spread level to determine the market price for a security. The credit spread generally incorporates the issuer's credit rating and other factors relating to the issuer's industry and the security's maturity. In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

     As the Company is responsible for the determination of fair value, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The Company's analysis includes: (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services' valuation to other pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties. As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions. In those instances, we may request additional pricing quotes or apply internally developed valuations. However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

     The categorization of the fair value measurements of our investments priced by independent pricing services was based upon the Company's judgment of the inputs or methodologies used by the independent pricing services to value different asset classes. Such inputs include: benchmark yields, reported trades, broker dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The Company categorizes such fair value measurements based upon asset classes and the underlying observable or unobservable inputs used to value such investments.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

     The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at September 30, 2008 is as follows (dollars in millions):

                                               Quoted prices
                                             in active markets Significant other   Significant
                                           for identical assets   observable      unobservable
                                              or liabilities        inputs           inputs
                                                 (Level 1)         (Level 2)        (Level 3)           Total
                                                 ---------         ---------        ---------           -----
Assets:
   Actively managed fixed maturities........        $88.0          $16,785.0          $2,052.9         $18,925.9
   Equity securities........................          -                  -                34.2              34.2
   Trading securities.......................         18.1              258.9               3.5             280.5
   Other invested assets....................          -                 46.8  (a)          4.8  (b)         51.6
   Assets held in separate accounts.........          -                 22.0               -                22.0

Liabilities:
   Liabilities for insurance products:
     Embedded derivative instruments........          -                  -               371.8  (c)        371.8

-------------
     (a)  Includes corporate-owned life insurance and derivatives.
     (b)  Includes equity-like holdings in special-purpose entities.
     (c) Includes $366.4 million of embedded derivatives associated with our equity-indexed annuity products and $5.4 million of embedded derivatives associated with a modified coinsurance agreement.

     The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and nine months ended September 30, 2008 (dollars in millions):

                                                                                                   Embedded derivative
                                                 Actively                                 Other   instruments included
                                               managed fixed    Equity       Trading    invested   in liabilities for
                                                maturities    securities   securities    assets    insurance products
                                                ----------    ----------   ----------    ------    ------------------
Assets:
   Beginning balance as of
       June 30, 2008........................     $1,954.0      $ 34.3          $4.9        $5.2           $(361.9)
     Purchases, sales, issuances and
       settlements, net.....................        188.9         -             (.7)        -                (3.1)
     Total realized and unrealized gains (losses):
       Included in net loss.................        (13.2)        -             (.7)        -                (6.8)
       Included in other comprehensive
         income (loss)......................        (14.8)        (.1)          -           (.4)              -
     Transfers in and/or (out) of Level 3 (a)       (62.0)        -             -           -                 -
                                                 --------      ------          ----        ----           -------

   Ending balance as of September 30, 2008..     $2,052.9      $ 34.2          $3.5        $4.8           $(371.8)
                                                 ========      ======          ====        ====           =======

   Amount of total gains (losses) for the three
     months ended September 30, 2008
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................       $(13.2)     $  -            $ -         $ -              $(6.8)
                                                   ======      ======          ====        ====             =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               -------------------

                                                                                                   Embedded derivative
                                                 Actively                                 Other   instruments included
                                               managed fixed    Equity       Trading    invested   in liabilities for
                                                maturities    securities   securities    assets    insurance products
                                                ----------    ----------   ----------    ------    ------------------
Assets:
   Beginning balance as of
       December 31, 2007.......................  $1,924.3       $34.5         $11.8       $ 4.3           $(354.6)
     Purchases, sales, issuances and
       settlements, net........................     330.2         -            (6.3)       (1.4)             19.0
     Total realized and unrealized gains (losses):
       Included in net loss....................     (42.7)        -            (1.5)         .9             (36.2)
       Included in other comprehensive
         income (loss).........................     (78.9)        (.3)          -           1.0               -
     Transfers in and/or (out) of Level 3 (a)..     (80.0)        -             (.5)        -                 -
                                                 --------       -----         -----       -----           -------

   Ending balance as of September 30, 2008.....  $2,052.9       $34.2         $ 3.5       $ 4.8           $(371.8)
                                                 ========       =====         =====       =====           =======

   Amount of total gains (losses) for the nine
     months ended September 30, 2008
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date............................  $  (30.4)      $ -           $ -         $ -              $(36.2)
                                                 ========       =====         =====       =====            ======

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at September 30, 2008, and the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products; and

     o the receipt of regulatory approval and consummation of the plan to transfer Senior Health to an independent trust.

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

     o Other Business in Run-off, which includes blocks of business that we no longer market or underwrite and are managed separately from our other businesses. This segment consists of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. The Other Business in Run-off segment is primarily comprised of long-term care business issued by Senior Health and Washington National Insurance Company, subsidiaries that were acquired in 1996 and 1997, respectively. As further discussed in the note to the consolidated financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust", the Company plans to transfer Senior Health to an independent trust. Over 85 percent of the insurance liabilities in this segment are expected to be transferred upon consummation of the transaction.

     o Corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not related to our operating segments.

     Volatility in Financial Markets

     Many portions of the financial market have recently experienced reduced liquidity, higher volatility and widening credit spreads mainly as a result of uncertainty arising from relatively poor performance in sectors of the mortgage market, concern about corporate credit quality and the impact of related losses on market participants. The stress experienced by the financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in mortgage related and structured securities, including collateralized mortgage-backed securities. During the first nine months of 2008, these market conditions contributed to the $1.6 billion increase in net unrealized investment losses (before amortization of insurance acquisition costs and income taxes) related to our $18.9 billion investment portfolio of fixed maturity securities. This increase in net unrealized investment losses reflects increased risk premium for certain security types. We believe these credit market conditions have contributed to a higher level of impairments in our investment portfolio. We expect to experience continued volatility in the valuation of our fixed maturity securities, as well as a relatively high level of credit-related investment losses, potentially including additional impairments of our investment portfolio.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2007 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

       RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Income (loss) before net realized investment gains
  (losses), net of related amortization and income
  taxes (a non-GAAP measure) (a):
    Bankers Life..........................................    $  67.8            $  67.5      $ 131.5            $ 183.5
    Colonial Penn.........................................        6.5                7.0         18.5               18.3
    Conseco Insurance Group...............................       36.1              (66.5)        89.4              (13.7)
    Other Business in Run-off.............................       33.4              (19.5)        44.3             (175.9)
    Corporate operations..................................      (20.4)             (26.1)       (75.9)             (99.3)
                                                              -------            -------      -------            -------

                                                                123.4              (37.6)       207.8              (87.1)
                                                              -------            -------      -------            -------

Net realized investment gains (losses), net of related
  amortization:
    Bankers Life..........................................      (40.4)              (1.9)       (67.4)              (7.4)
    Colonial Penn.........................................       (1.5)                .3         (1.4)                .4
    Conseco Insurance Group...............................      (33.9)             (43.3)       (54.1)             (73.0)
    Other Business in Run-off.............................     (180.2)               1.9       (385.0)               1.6
    Corporate operations..................................       (4.6)              (4.7)       (25.1)              (5.9)
                                                              -------            -------      -------            -------

                                                               (260.6)             (47.7)      (533.0)             (84.3)
                                                              -------            -------      -------            -------
Income (loss) before income taxes:
    Bankers Life..........................................       27.4               65.6         64.1              176.1
    Colonial Penn.........................................        5.0                7.3         17.1               18.7
    Conseco Insurance Group...............................        2.2             (109.8)        35.3              (86.7)
    Other Business in Run-off.............................     (146.8)             (17.6)      (340.7)            (174.3)
    Corporate operations..................................      (25.0)             (30.8)      (101.0)            (105.2)
                                                              -------            -------      -------            -------

       Loss before income taxes...........................    $(137.2)           $ (85.3)     $(325.2)           $(171.4)
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

          These non-GAAP financial measures of "income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains (losses), net of related amortization. We measure segment performance for purposes of SFAS 131, excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses) depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, "income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes" does not replace "income (loss) before income taxes" as a measure of overall profitability. We may experience

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business. In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be transparent. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------          ---------------------
                                                                2008               2007          2008             2007
                                                                ----               ----          ----             ----
                                                                                (Restated)                     (Restated)
Premium collections:
     Annuities.............................................   $   316.7          $  250.9     $   803.6           $  663.6
     Supplemental health...................................       478.7             402.8       1,385.0            1,125.7
     Life..................................................        51.9              49.1         153.7              149.3
                                                              ---------          --------     ---------           --------

       Total collections...................................   $   847.3          $  702.8     $ 2,342.3           $1,938.6
                                                              =========          ========     =========           ========

Average liabilities for insurance products:
       Annuities:
         Mortality based...................................   $   254.2          $  287.8     $   252.6           $  285.9
         Equity-indexed....................................     1,255.8             826.2       1,148.8              737.8
         Deposit based.....................................     4,442.8           4,487.6       4,436.1            4,518.9
       Health..............................................     3,921.2           3,601.0       3,846.0            3,531.7
       Life:
         Interest sensitive................................       387.5             366.1         383.5              360.9
         Non-interest sensitive............................       365.7             306.7         350.9              291.7
                                                              ---------          --------     ---------           --------

         Total average liabilities for insurance
           products, net of reinsurance ceded..............   $10,627.2          $9,875.4     $10,417.9           $9,726.9
                                                              =========          ========     =========           ========

Revenues:
     Insurance policy income...............................   $   537.7          $  473.6     $ 1,578.1           $1,309.6
     Net investment income:
       General account invested assets.....................       155.2             145.8         458.1              428.7
       Equity-indexed products.............................       (14.0)             (2.1)        (48.8)               6.8
       Other special-purpose portfolios....................        (2.9)               .5          (6.5)               4.7
     Fee revenue and other income..........................         3.1               3.8           6.8                7.7
                                                              ---------          --------     ---------           --------

         Total revenues....................................       679.1             621.6       1,987.7            1,757.5
                                                              ---------          --------     ---------           --------

Expenses:
     Insurance policy benefits.............................       470.3             404.9       1,402.4            1,085.7
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products................        43.1              45.9         130.8              135.7
       Equity-indexed products.............................         3.1               9.0          (2.6)              24.9
     Amortization related to operations....................        53.5              47.8         195.1              199.0
     Other operating costs and expenses....................        41.3              46.5         130.5              128.7
                                                              ---------          --------     ---------           --------

         Total expenses....................................       611.3             554.1       1,856.2            1,574.0
                                                              ---------          --------     ---------           --------

Income before net realized investment losses, net of related
   amortization and income taxes...........................        67.8              67.5         131.5              183.5
                                                              ---------          --------     ---------           --------

     Net realized investment losses........................       (48.4)             (1.3)        (79.8)              (8.4)
     Amortization related to net realized investment losses         8.0               (.6)         12.4                1.0
                                                              ---------          --------     ---------           --------

         Net realized investment losses, net of related
           amortization ...................................       (40.4)             (1.9)        (67.4)              (7.4)
                                                              ---------          --------     ---------           --------

Income before income taxes.................................   $    27.4          $   65.6     $    64.1           $  176.1
                                                              =========          ========     =========           ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................      $432.8            $360.5      $1,275.9            $953.3
       Benefit ratio (a)..................................       89.9%             87.2%         90.9%             84.3%

     Medicare supplement:
       Insurance policy benefits..........................      $116.0            $111.3        $332.7            $325.4
       Benefit ratio (a)..................................       72.5%             69.4%         69.4%             67.1%

     PDP and PFFS:
       Insurance policy benefits..........................      $157.4             $82.5        $430.2            $155.8
       Benefit ratio (a)..................................       95.1%             85.4%         94.4%             85.9%

     Long-term care:
       Insurance policy benefits..........................      $159.4            $166.7        $513.0            $472.1
       Benefit ratio (a)..................................      102.1%            106.5%        109.4%            101.5%
       Interest-adjusted benefit ratio (b)................       68.1%             75.2%         76.2%             70.6%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $53.0 million and $49.0 million in the three months ended September 30, 2008 and 2007, respectively, and $156.0 million and $143.7 million in the nine months ended September 30, 2008 and 2007, respectively.

     Total premium collections were $847.3 million in the third quarter of 2008, up 21 percent from 2007 and were $2,342.3 million in the first nine months of 2008, up 21 percent from 2007. Premium collections include $167.4 million and

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

$92.9 million in the third quarters of 2008 and 2007, respectively, and $446.2 million and $176.4 million in the first nine months of 2008 and 2007, respectively, of premiums collected pursuant to quota-share agreements with Coventry. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $10.6 billion in the third quarter of 2008, up 7.6 percent from 2007. Average liabilities for insurance products, net of reinsurance ceded, were $10.4 billion in the first nine months of 2008, up 7.1 percent from 2007. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $165.6 million and $96.8 million in the third quarters of 2008 and 2007, respectively, and $455.8 million and $181.4 million in the nine months ended September 30, 2008 and 2007, respectively, of premium income from the quota-share agreements with Coventry.

     Net investment income on general account invested assets (which excludes income on policyholder accounts) was $155.2 million in the third quarter of 2008, up 6.4 percent from 2007 and was $458.1 million in the first nine months of 2008, up 6.9 percent from 2007. The average balance of general account invested assets was $10.7 billion and $10.1 billion in the third quarters of 2008 and 2007, respectively. The average yield on these assets was 5.82 percent and 5.78 percent in the third quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $10.5 billion and $9.9 billion in the first nine months of 2008 and 2007, respectively. The average yield on these assets was 5.82 percent and 5.77 percent in the first nine months of 2008 and 2007, respectively. The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(15.9) million and $(2.1) million in the third quarters of 2008 and 2007, respectively, and were $(51.0) million and $6.8 million in the first nine months of 2008 and 2007, respectively. Such amounts also include income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $1.9 million and $2.2 million in the three and nine months ended September 30, 2008, respectively. There was no such trading account income in the 2007 periods. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Our results in the three and nine months ended September 30, 2008, were affected by a reduction to earnings of $6.6 million and $16.4 million, respectively, related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $2.0 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents. The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $(2.9) million and $.5 million in the third quarters of 2008 and 2007, respectively, and $(6.5) million and $2.0 million in the nine months ended September 30, 2008 and 2007, respectively. Also during the first quarter of 2007, we recognized a death benefit of $2.7 million under the COLI as income.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $.1 million and $3.4 million in the first nine months of 2008 and 2007, respectively. Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 69.5 percent and 67.8 percent in the first nine months of 2008 and 2007, respectively.

     The insurance policy benefits on our prescription drug plan ("PDP") and PFFS business result from our quota-share reinsurance agreements with Coventry. We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements to assume a specified percentage of the business written by Coventry under two large group policies. During the second quarter of 2008, we recognized a $3 million increase in insurance policy benefits due to changes in our estimates of prior period claim costs on the PFFS business we assume from Coventry. In addition, our benefit ratio on this block has increased as a result of the recent addition of new PFFS groups through quota-share reinsurance agreements. The expected benefit ratio on the PFFS business is higher than the expected benefit ratio on the PDP business. Accordingly, the overall benefit ratio has increased since the PFFS business is now a larger percentage of the entire block.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 102.1 percent and 106.5 percent in the third quarters of 2008 and 2007, respectively, and 109.4 percent and 101.5 percent in the first nine months of 2008 and 2007, respectively. The interest-adjusted benefit ratio on this business was 68.1 percent and 75.2 percent in the third quarters of 2008 and 2007, respectively, and 76.2 percent and 70.6 percent in the first nine months of 2008 and 2007, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $6.2 million and $2.8 million in the first nine months of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 108.1 percent and 100.9 percent in the first nine months of 2008 and 2007, respectively. The benefit ratio for the first nine months of 2008 reflected an increase in the number of incurred claims; however, incurred claims in the third quarter of 2008 were lower than the comparable period in 2007.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented these rate increases. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of September 30, 2008, all such filings had been submitted for regulatory approval, and approximately 65 percent of the rate increases had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next six to twelve months. Finally, an additional rate increase on the 65 percent of the block that received an increase in 2006 was filed in the third quarter of 2008. As of September 30, 2008, approximately 10 percent of the rate increases had been approved by regulators and implemented. The remaining approvals and implementations of this rate increase are expected to occur by the end of 2009.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $43.1 million in the third quarter of 2008, down 6.1 percent from 2007, and were $130.8 million in the first nine months of 2008, down 3.6 percent from 2007. The weighted average crediting rate for these products was 3.6 percent and 3.8 percent in

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

the third quarters of 2008 and 2007, respectively, and 3.6 percent and 3.7 percent in the first nine months of 2008 and 2007, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $53.5 million and $47.8 million in the third quarters of 2008 and 2007, respectively, and $195.1 million and $199.0 million in the first nine months of 2008 and 2007, respectively. During the first nine months of 2008 and 2007, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million in the first nine months of 2008 (none of which was recognized in the third quarter of 2008) and $25.4 million in the first nine months of 2007 (none of which was recognized in the third quarter of 2007). We believe such increases were partially related to competition from Medicare Advantage products. During the third quarter of 2007, amortization of insurance acquisition costs related to our annuity products decreased by $3.4 million due to changes in the assumptions for the yield on investments (reflecting the higher than expected yields we have been earning on the investments backing our annuity products).

     Other operating costs and expenses in our Bankers Life segment were $41.3 million in the third quarter of 2008, down 11 percent from 2007, and were $130.5 million in the first nine months of 2008, up 1.4 percent from 2007. These fluctuations were largely due to the expenses related to the marketing and quota-share agreements with Coventry and fluctuations in legal expenses. Other operating costs and expenses include the following (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
       Expenses related to the marketing and quota-share
          agreements with Coventry........................      $ 9.6             $  7.7       $ 29.3             $ 16.1
       Commission expense.................................        4.8                4.8         15.2               15.8
       Other operating expenses...........................       26.9               34.0         86.0               96.8
                                                                -----              -----       ------             ------

          Total...........................................      $41.3              $46.5       $130.5             $128.7
                                                                =====              =====       ======             ======

     Net realized investment losses fluctuate each period. During the first nine months of 2008, net realized investment losses in this segment included $20.3 million of net losses from the sales of investments (primarily fixed maturities), and $59.5 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first nine months of 2007, net realized investment losses in this segment included $7.9 million of net losses from the sales of investments (primarily fixed maturities), and a $.5 million writedown of an investment resulting from a decline in fair value that we concluded was other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(8.0) million and $.6 million in the third quarters of 2008 and 2007, respectively, and $(12.4) million and $(1.0) million in the first nine months of 2008 and 2007, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Colonial Penn (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premium collections:
     Life...................................................     $ 43.6            $ 29.3      $130.3             $ 82.0
     Supplemental health....................................        2.2               2.6         6.8                7.9
                                                                -------            ------      ------             ------

       Total collections....................................     $ 45.8            $ 31.9      $137.1             $ 89.9
                                                                 ======            ======      ======             ======

Average liabilities for insurance products:
     Annuities-mortality based..............................     $ 85.6            $ 88.5      $ 86.4             $ 89.0
     Health.................................................       20.5              22.7        21.0               23.1
     Life:
         Interest sensitive.................................       25.0              25.5        25.1               26.2
         Non-interest sensitive.............................      562.8             558.6       562.0              558.6
                                                                 ------            ------      ------             ------

           Total average liabilities for insurance
              products, net of reinsurance ceded............     $693.9            $695.3      $694.5             $696.9
                                                                 ======            ======      ======             ======

Revenues:
     Insurance policy income................................     $ 46.4            $ 32.5      $138.3             $ 91.2
     Net investment income:
       General account invested assets......................       10.1               9.4        29.9               28.3
       Trading account income related to reinsurer
         accounts...........................................        -                 2.3         (.5)              (3.2)
       Change in value of embedded derivative related
         to a modified coinsurance agreement................        -                (2.3)        -                  3.2
     Fee revenue and other income...........................         .5                .2         1.3                 .5
                                                                 ------            ------      ------             ------

         Total revenues.....................................       57.0              42.1       169.0              120.0
                                                                 ------            ------      ------             ------

Expenses:
     Insurance policy benefits..............................       33.9              26.3       104.4               75.8
     Amounts added to annuity and interest-sensitive life
         product account balances...........................         .3                .3          .9                 .9
     Amortization related to operations.....................        9.2               5.1        24.0               14.8
     Other operating costs and expenses.....................        7.1               3.4        21.2               10.2
                                                                 ------            ------      ------             ------

         Total expenses.....................................       50.5              35.1       150.5              101.7
                                                                 ------            ------      ------             ------

Income before net realized investment gains (losses) and
   income taxes.............................................        6.5               7.0        18.5               18.3

       Net realized investment gains (losses)...............       (1.5)               .3        (1.4)                .4
                                                                 ------            ------      ------             ------

Income before income taxes..................................     $  5.0            $  7.3      $ 17.1             $ 18.7
                                                                 ======            ======      ======             ======

     Total premium collections were $45.8 million in the third quarter of 2008, up 44 percent from 2007, and were $137.1 million in the first nine months of 2008, up 53 percent from 2007. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in the 2008 periods reflects: (i) the recapture of the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $10.1 million in the third quarter of 2008, up 7.4 percent from 2007 and was $29.9 million in the first nine months of 2008, up 5.7 percent from 2007. The average balance of general account invested assets was $674.3 million and $658.6 million in the third quarters of 2008 and 2007, respectively. The average yield on these assets was
6.02 percent and 5.71 percent in the third quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $677.5 million and $666.9 million in the first nine months of 2008 and 2007, respectively. The average yield on these assets was 5.90 percent and 5.66 percent in the first nine months of 2008 and 2007, respectively.

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

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs in the Colonial Penn segment are amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Amortization was negatively impacted in the third quarter of 2008 by a $1.3 million adjustment that is not expected to recur.

     Other operating costs and expenses in our Colonial Penn segment increased by 109 percent, to $7.1 million, in the third quarter of 2008, and by 108 percent to $21.2 million, in the first nine months of 2008 as compared to the same periods in 2007 primarily due to: (i) the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods.

     Net realized investment gains (losses) fluctuate each period. During the first nine months of 2008, net realized investment losses in this segment included $.2 million of net losses from the sales of investments (primarily fixed maturities), and $1.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first nine months of 2007, we recognized net realized investment gains in this segment of $.4 million from the sales of investments (primarily fixed maturities). There were no writedowns in the first nine months of 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Premium collections:
     Annuities..............................................   $   27.4        $    77.5      $  106.1          $   310.6
     Supplemental health....................................      142.9            145.6         436.1              447.2
     Life...................................................       67.8             71.3         206.6              218.5
                                                               --------        ---------      --------          ---------

       Total collections....................................   $  238.1        $   294.4      $  748.8          $   976.3
                                                               ========        =========      ========          =========

Average liabilities for insurance products:
     Annuities:
       Mortality based......................................   $  219.8        $   229.0      $  221.5          $   231.3
       Equity-indexed.......................................      893.9          1,688.2         893.2            1,627.5
       Deposit based........................................      741.3          2,747.7         765.7            2,844.9
       Separate accounts....................................       23.3             28.4          24.8               28.6
     Health.................................................    2,513.7          2,460.7       2,500.7            2,450.6
     Life:
       Interest sensitive...................................    2,937.5          3,057.5       2,951.6            3,060.4
       Non-interest sensitive...............................    1,381.8          1,386.2       1,401.7            1,363.5
                                                               --------        ---------      --------          ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded.........................   $8,711.3        $11,597.7      $8,759.2          $11,606.8
                                                               ========        =========      ========          =========

Revenues:
   Insurance policy income..................................   $  228.5        $   238.7      $  692.5          $   717.0
   Net investment income:
     General account invested assets........................      139.2            185.9         421.7              547.8
     Equity-indexed products................................       (6.8)            (2.7)        (27.3)              10.4
     Trading account income related to policyholder and
       reinsurer accounts...................................       (8.3)             2.3         (12.6)               2.6
     Change in value of embedded derivatives related to
       modified coinsurance agreements......................        2.7              (.4)          5.6                1.8
     Other trading accounts.................................        -               (3.9)          -                 (3.5)
   Fee revenue and other income.............................         .1               .1           1.2                 .4
                                                               --------        ---------      --------          ---------

       Total revenues.......................................      355.4            420.0       1,081.1            1,276.5
                                                               --------        ---------      --------          ---------

Expenses:
   Insurance policy benefits................................      186.6            200.7         579.0              599.5
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products...................       38.4             57.0         116.8              173.9
     Equity-indexed products................................        4.3             19.4           6.6               56.5
   Amortization related to operations.......................       24.6             41.2          85.7              126.4
   Interest expense on investment borrowings................        5.6              6.2          16.9               11.5
   Costs related to a litigation settlement.................        -                8.2           -                 32.2
   Loss related to an annuity coinsurance transaction.......        -               76.5           -                 76.5
   Other operating costs and expenses.......................       59.8             77.3         186.7              213.7
                                                               --------        ---------      --------          ---------

       Total expenses.......................................      319.3            486.5         991.7            1,290.2
                                                               --------        ---------      --------          ---------

Income (loss) before net realized investment losses, net of
   related amortization and income taxes....................       36.1            (66.5)         89.4              (13.7)
                                                               --------        ---------      --------          ---------

   Net realized investment losses...........................      (35.9)           (51.8)        (58.2)            (106.5)
   Amortization related to net realized investment losses...        2.0              8.5           4.1               33.5
                                                               --------        ---------      --------          ---------

       Net realized investment losses, net of related
         amortization.......................................      (33.9)           (43.3)        (54.1)             (73.0)
                                                               --------        ---------      --------          ---------

Income (loss) before income taxes...........................   $    2.2        $  (109.8)     $   35.3          $   (86.7)
                                                               ========        =========      ========          =========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                  Three months ended               Nine months ended
                                                                      September 30,                  September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Health benefit ratios:
     All health lines:
       Insurance policy benefits...........................     $115.0            $115.0       $339.9              $334.3
       Benefit ratio (a)...................................      79.5%             76.9%        77.7%               73.8%

     Medicare supplement:
       Insurance policy benefits...........................      $36.7             $39.3       $108.9              $119.8
       Benefit ratio (a)...................................      73.0%             68.6%        70.2%               68.1%

     Specified disease:
       Insurance policy benefits...........................      $76.3             $73.9       $225.5              $207.7
       Benefit ratio (a)...................................      82.6%             81.9%        81.6%               76.9%
       Interest-adjusted benefit ratio (b).................      48.5%             49.1%        47.7%               44.1%

     Other:
       Insurance policy benefits...........................        2.0              $1.8         $5.5                $6.8
       Benefit ratio(a)....................................      99.4%             91.2%        92.6%              100.4%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. In addition, interest income is an important factor in measuring the performance of this product, since approximately three-fourths of these policies have return of premium or cash value riders. The net cash flows from specified disease products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the specified disease reserves was $31.5 million and $29.6 million in the three months ended September 30, 2008 and 2007, respectively, and $93.5 million and $88.6 million in the nine months ended September 30, 2008 and 2007, respectively.

                                       57

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

     Pursuant to the terms of the annuity coinsurance agreement, the ceding commission was based on the January 1, 2007 value of the assets and liabilities related to the ceded block. The earnings (loss) after income taxes on the business from January 1, 2007 through September 28, 2007, were included in our consolidated financial statements until the transaction was completed. Upon completion, the earnings on this block of business were included as a component of the loss on the transaction which was recognized in the third quarter of 2007. Such after-tax earnings (loss) include the market value declines on invested assets transferred to the reinsurer occurring during the first three quarters of 2007. As a result, the comparison of this segment's operating results between periods is impacted by the coinsurance transaction.

     Total premium collections were $238.1 million in the third quarter of 2008, down 19 percent from 2007 and were $748.8 million in the first nine months of 2008, down 23 percent from 2007. The decrease in collected premiums was primarily due to lower equity-indexed annuity sales as we changed the pricing of specific products and no longer emphasized the sale of certain products since the second half of 2007. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $8.7 billion in the third quarter of 2008, down 25 percent from 2007. Average liabilities for insurance products, net of reinsurance ceded were $8.8 billion in the first nine months of 2008, down 25 percent from 2007. The decrease in such liabilities was primarily due to the coinsurance transaction discussed above and policyholder redemptions and lapses exceeding new sales.

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

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $139.2 million in the third quarter of 2008, down 25 percent from 2007 and was $421.7 million in the first nine months of 2008, down 23 percent from 2007. The average balance of general account invested assets was $9.5 billion and $12.5 billion in the third quarters of 2008 and 2007, respectively. Net investment income and the average balance of general account invested assets both decreased as a result of the coinsurance agreement discussed above. The average yield on these assets was 5.84 percent and 5.96 percent in the third quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $9.6 billion and $12.4 billion in the first nine months of 2008 and 2007, respectively. The average yield on these assets was 5.85 percent and 5.90 percent in the first nine months of 2008 and 2007, respectively.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(7.9) million and $(2.9) million in the third quarters of 2008 and 2007, respectively, and $(28.6) million and $13.1 million in the first nine months of 2008 and 2007, respectively. Such amounts also include income on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $1.1 million and $.2 million in the third quarters of 2008 and 2007, respectively, and was $1.3 million and $(2.7) million in the first nine months of 2008 and 2007, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our results in the three and nine months ended September 30, 2008, were affected by a reduction to earnings of $1.4 million and $4.4 million, respectively, related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $.8 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

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

     Insurance margins (insurance policy income less insurance policy benefits) related to life products were comparable in the third quarters of 2008 and 2007 and increased $2.9 million in the first nine months of 2008, as compared to the same periods in 2007. Such fluctuations are primarily due to changes in mortality.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products have been impacted by an increase in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $2.4 million and $1.2 million in the first nine months of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 71.7 percent and 68.8 percent in the first nine months of 2008 and 2007, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $13.6 million and $18.0 million in the third quarters of 2008 and 2007, respectively, and $46.3 million and $56.1 million in the first nine months of 2008 and 2007, respectively. Such decrease is primarily due to lower sales and higher incurred claims.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $16.1 million and $16.3 million in the third quarters of 2008 and 2007, respectively, and were $51.0 million and $62.3 million in the first nine months of 2008 and 2007, respectively. The decrease in margins in the 2008 periods is primarily due to higher incurred claims.

     The benefit ratios on Conseco Insurance Group's other products are subject to fluctuations due to the smaller size of these blocks of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $38.4 million in the third quarter of 2008, down 33 percent from 2007 and were $116.8 million in the first nine months of 2008, down 33 percent from 2007. The decrease was primarily a result of the coinsurance agreement discussed above. The weighted average crediting rate for these products was 4.2 percent and 4.0 percent in the first nine months of 2008 and 2007, respectively. In addition, amounts added to policyholder account balances for annuity products in the first quarter of 2008 includes a $3.0 million out-of-period expense to reflect previously unrecognized benefits on certain annuity policies.

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

     In addition, during the 2007 periods, we were required to accelerate the amortization of insurance acquisition costs related to our universal life products because the prior balance was not recoverable by the value of future estimated gross profits on this block. This additional amortization was necessary so that our insurance acquisition costs would not exceed the value of future estimated gross profits and is expected to continue to be recognized in subsequent periods. Because our insurance acquisition costs are now equal to the value of future estimated gross profits, this block is expected to generate break-even earnings in the future. In addition, results for this block are expected to exhibit increased volatility in the future, because the entire difference between our assumptions and actual experience is expected to be reflected in earnings in the period such differences occur.

     Interest expense on investment borrowings includes $5.4 million and $6.0 million of interest expense on collateralized borrowings in the third quarters of 2008 and 2007, respectively, and $16.4 million and $10.8 million in the first nine months of 2008 and 2007, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Costs related to a litigation settlement include legal fees and estimated amounts related to a settlement in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The costs related to the litigation settlement recognized in the 2007 periods represented changes to our initial estimates based on the ultimate cost of the settlement, including the effect of the sale of shares of our common stock distributed for the benefit of the plaintiffs pursuant to the bankruptcy plan of our Predecessor at lower market prices than previously reflected. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Loss related to an annuity coinsurance transaction resulted from the completion of a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with REALIC as further discussed above under annuity coinsurance transaction.

     Other operating costs and expenses were $59.8 million in the third quarter of 2008, down 23 percent from 2007 and were $186.7 million in the first nine months of 2008, down 13 percent from 2007. Other operating costs and expenses include commission expense of $19.6 million and $20.2 million in the third quarters of 2008 and 2007, respectively, and $58.1 million and $60.8 million in the first nine months of 2008 and 2007, respectively. During the third quarter of 2007, the Company recognized expenses of $7.3 million related to the decision to abandon certain software that will not be used consistent with our business plan and $3.7 million of costs related to other operational initiatives and consolidation activities. The decrease in expenses is also due to lower litigation expenses and lower sales and marketing costs.

     Net realized investment losses fluctuate each period. During the first nine months of 2008, net realized investment losses included $18.3 million of net losses from the sales of investments (primarily fixed maturities), and $39.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first nine months of 2007, net realized investment losses in this segment included: (i) $26.4 million from the sales of investments (primarily fixed maturities); (ii) $6.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (ii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement completed in October 2007) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we no longer have the intent to hold impaired investments for a period of time sufficient to allow for a full recovery in value), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $2.0 million and $8.5 million in the third quarters of 2008 and 2007, respectively, and $4.1 million and $33.5 million in the first nine months of 2008 and 2007, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (a) (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Premium collections (all of which are renewal premiums):
     Long-term care........................................    $   72.3           $   75.2     $  221.8          $  231.4
     Major medical.........................................          .5                 .5          1.4               1.7
                                                               --------           --------     --------          --------

          Total collections................................    $   72.8           $   75.7     $  223.2          $  233.1
                                                               ========           ========     ========          ========

Average liabilities for insurance products:
     Long-term care........................................    $3,360.8           $3,395.2     $3,381.1          $3,332.1
     Major medical.........................................        23.3               24.2         23.3              24.8
                                                               --------           --------     --------          --------

          Total average liabilities for insurance products,
              net of reinsurance ceded.....................    $3,384.1           $3,419.4     $3,404.4          $3,356.9
                                                               ========           ========     ========          ========

Revenues:
     Insurance policy income...............................    $   74.2           $   77.2     $  225.2          $  234.8
     Net investment income on general account invested
       assets..............................................        53.9               48.8        156.0             143.4
     Fee revenue and other income..........................         -                   .1           .2                .3
                                                               --------           --------     --------          --------

         Total revenues....................................       128.1              126.1        381.4             378.5
                                                               --------           --------     --------          --------

Expenses:
     Insurance policy benefits.............................       105.1              122.3        301.3             475.6
     Amortization related to operations....................         4.2                5.9         15.2              18.0
     Gain on reinsurance recapture.........................       (30.5)               -          (30.5)              -
     Other operating costs and expenses....................        15.9               17.4         51.1              60.8
                                                               --------           --------     --------          --------

         Total expenses....................................        94.7              145.6        337.1             554.4
                                                               --------           --------     --------          --------

         Income (loss) before net realized investment
           gains (losses) and income taxes.................        33.4              (19.5)        44.3            (175.9)

     Net realized investment gains (losses)................      (180.2)               1.9       (385.0)              1.6
                                                               --------           --------     --------          --------

         Loss before income taxes..........................    $ (146.8)          $  (17.6)    $ (340.7)         $ (174.3)
                                                               ========           ========     ========          ========

Health benefit ratios:
       Insurance policy benefits...........................      $105.1             $122.3       $301.3            $475.6
       Benefit ratio (b)...................................      141.8%             158.4%       133.8%            202.6%
       Interest-adjusted benefit ratio (c).................       69.8%              96.2%        65.3%            142.5%

--------------------
     (a) As further discussed in the note to the consolidated financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust", the Company plans to transfer Senior Health to an independent trust. Over 85 percent of the insurance liabilities in this segment are expected to be transferred upon consummation of the transaction.
     (b) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
     (c) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. These are considered non-GAAP financial measures. A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our Other Business in Run-off segment was $53.4 million and $48.0 million in the three months ended September 30, 2008 and 2007, respectively, and $154.2 million and $141.1 million in the nine months ended September 30, 2008 and 2007, respectively.

     Total premium collections were $72.8 million in the third quarter of 2008, down 3.8 percent from 2007 and were $223.2 million in the first nine months of 2008, down 4.2 percent from 2007. We have ceased marketing the long-term care business and major medical business of this segment. Accordingly, collected premiums will decrease over time as policies lapse, partially offset by premium rate increases. See "Premium Collections" for further analysis.

     Insurance policy income is comprised of premiums earned on the segment's long-term care and major medical policies. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets was $53.9 million in the third quarter of 2008, up 10 percent from 2007 and was $156.0 million in the first nine months of 2008, up 8.8 percent from 2007. The average balance of general account invested assets was $3.3 billion and $3.3 billion in the third quarters of 2008 and 2007, respectively. The average yield on these assets was
6.49 percent and 5.91 percent in the third quarters of 2008 and 2007, respectively. The average balance of general account invested assets was $3.4 billion and $3.2 billion in the first nine months of 2008 and 2007, respectively. The average yield on these assets was 6.06 percent and 5.92 percent in the first nine months of 2008 and 2007, respectively. The increase in yield in the 2008 periods reflects the decrease in the cost basis of investments in this segment as a result of the recognition of other-than-temporary impairments as further discussed below under net realized investment gains (losses).

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits were $105.1 million in the third quarter of 2008, down 14 percent from 2007 and were $301.3 million in the first nine months of 2008, down 37 percent from 2007.

     The benefit ratio on our Other Business in Run-off segment (including the long-term care block and the small remaining major medical block) was 141.8 percent and 158.4 percent in the third quarters of 2008 and 2007, respectively, and 133.8 percent and 202.6 percent in the first nine months of 2008 and 2007, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits in the first nine months of 2008 and 2007 reflected reserve redundancies (deficiencies) from prior years of $4.9 million and $(129.7) million, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our benefit ratios would have been 136.0 percent and 147.3 percent in the first nine months of 2008 and 2007, respectively. The benefit ratios in the 2008 periods reflect lower claim expense and increased terminations. The 2007 benefit ratios reflect the significantly higher level of

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

incurred claims experienced in these periods resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 69.8 percent and 96.2 percent in the third quarters of 2008 and 2007, respectively, and 65.3 percent and 142.5 percent in the first nine months of 2008 and 2007, respectively. Excluding the effects of prior year claim reserve redundancies or deficiencies, our interest-adjusted benefit ratios would have been 67.5 percent and 87.2 percent in the first nine months of 2008 and 2007, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We have been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of September 30, 2008, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 90 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     Amortization related to operations includes amortization of insurance acquisition costs.

     Gain on reinsurance recapture related to the recapture of a block of previously reinsured long-term care business which is expected to be included in the business transferred to an independent trust. The recapture of this block resulted in a $30.5 million pretax gain.

     Other operating costs and expenses were $15.9 million in the third quarter of 2008, down 8.6 percent from 2007 and were $51.1 million in the first nine months of 2008, down 16 percent from 2007. Other operating costs and expenses include commission expense of $6.7 million and $7.8 million in the third quarters of 2008 and 2007, respectively, and $21.3 million and $24.1 million in the nine months ended September 30, 2008 and 2007, respectively.

     Net realized investment gains (losses) fluctuate each period. During the first nine months of 2008, net realized investment losses included: (i) $.3 million of net gains from the sales of investments (primarily fixed maturities);
(ii) $4.8 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (iii) $380.5 million of writedowns of investments (which are expected to be transferred to an independent trust as further discussed in the note to the consolidated financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust") as a result of our intent not to hold such investments for a period of time sufficient to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

allow for a full recovery in value. During the first nine months of 2007, we recognized net realized investment gains of $1.6 million from the sales of investments (primarily fixed maturities). There were no such writedowns in the first nine months of 2007.

Corporate Operations (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
                                                                                (Restated)                      (Restated)
Corporate operations:
    Interest expense on corporate debt....................     $(13.7)            $(20.2)     $ (44.0)           $ (53.2)
    Net investment income ................................        1.2                2.8          3.9                4.7
    Fee revenue and other income..........................        1.1                4.2          3.8                8.3
    Net operating results of variable interest entity.....        1.8                2.6          5.0                7.3
    Costs related to a litigation settlement..............        -                 (8.2)         -                (32.2)
    Other operating costs and expenses....................      (10.8)              (7.3)       (44.6)             (34.2)
                                                               ------             ------      -------            -------

      Loss before net realized investment losses and
        income taxes......................................      (20.4)             (26.1)       (75.9)             (99.3)

    Net realized investment losses........................       (4.6)              (4.7)       (25.1)              (5.9)
                                                               ------             ------      -------            -------

      Loss before income taxes............................     $(25.0)            $(30.8)     $(101.0)           $(105.2)
                                                               ======             ======      =======            =======

     Interest expense on corporate debt was impacted by the amendment of the Company's credit facility in June 2007. Our average corporate debt outstanding was $1,193.3 million and $1,082.9 million during the first nine months of 2008 and 2007, respectively. The average interest rate on our debt was 4.6 percent and 6.2 percent during the first nine months of 2008 and 2007, respectively.

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

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period. In the second quarter of 2008, we recognized a $9.6 million charge related to the consolidation of our Chicago facilities. In addition, we recognized $5.2 million of expenses related to the plan to transfer Senior Health to an independent trust in the first nine months of 2008 (of which $2.9 million was recognized in the third quarter of 2008).

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net realized investment losses often fluctuate each period. During the first nine months of 2008, net realized investment losses recognized by a VIE included: (i) $13.1 million from the sale of investments; and (ii) $8.1 million of writedowns due to other-than-temporary declines in value on certain securities. We also recognized $3.9 million of other-than-temporary declines in value on other investments held by the corporate segment in the first nine months of 2008. During the first nine months of 2007, net realized investment losses in this segment included: (i) $4.7 million from the sale of an investment; and (ii) a writedown of $1.2 million due to an other-than-temporary decline in value of an investment.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries (except Senior Health) from A.M. Best, S&P and Moody's are "B+ (Good)", "BB+" and "Baa3", respectively. The current financial strength ratings of Senior Health from A.M. Best, S&P and Moody's are "C++ (Marginal)", "CCC-" and "Caa1", respectively. For a description of these ratings and additional information on our ratings, see "Liquidity for Insurance Operations."

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)............................   $150.1             $128.4       $  415.2         $  305.3
                                                               ------             ------       --------         --------

     Other fixed (first-year)...............................    165.9              122.1          385.6            356.2
     Other fixed (renewal)..................................       .7                 .4            2.8              2.1
                                                               ------             ------       --------         --------
       Subtotal - other fixed annuities.....................    166.6              122.5          388.4            358.3
                                                               ------             ------       --------         --------

       Total annuities......................................    316.7              250.9          803.6            663.6
                                                               ------             ------       --------         --------

   Supplemental health:
     Medicare supplement (first-year).......................     19.8               19.3           58.3             61.5
     Medicare supplement (renewal)..........................    134.0              133.6          406.0            412.2
                                                               ------             ------       --------         --------
       Subtotal - Medicare supplement.......................    153.8              152.9          464.3            473.7
                                                               ------             ------       --------         --------
     Long-term care (first-year)............................     10.8               11.7           32.4             35.5
     Long-term care (renewal)...............................    144.0              142.8          434.2            432.6
                                                               ------             ------       --------         --------
       Subtotal - long-term care............................    154.8              154.5          466.6            468.1
                                                               ------             ------       --------         --------
     PDP and PFFS (first year)..............................     86.2               78.5          272.7            120.4
     PDP and PFFS (renewal).................................     81.2               14.4          173.5             56.0
                                                               ------             ------       --------         --------
       Subtotal - PDP and PFFS..............................    167.4               92.9          446.2            176.4
                                                               ------             ------       --------         --------
     Other health (first-year)..............................       .6                 .3            1.5               .7
     Other health (renewal).................................      2.1                2.2            6.4              6.8
                                                               ------             ------       --------         --------
       Subtotal - other health..............................      2.7                2.5            7.9              7.5
                                                               ------             ------       --------         --------

       Total supplemental health............................    478.7              402.8        1,385.0          1,125.7
                                                               ------             ------       --------         --------

   Life insurance:
     First-year.............................................     19.5               21.2           60.5             67.9
     Renewal................................................     32.4               27.9           93.2             81.4
                                                               ------             ------       --------         --------

       Total life insurance.................................     51.9               49.1          153.7            149.3
                                                               ------             ------       --------         --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products.............................................    452.9              381.5        1,226.2            947.5
     Total renewal premium collections on insurance
       products.............................................    394.4              321.3        1,116.1            991.1
                                                               ------             ------       --------         --------

       Total collections on insurance products..............   $847.3             $702.8       $2,342.3         $1,938.6
                                                               ======             ======       ========         ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment increased 26 percent, to $316.7 million, in the third quarter of 2008, and 21 percent, to $803.6 million, in the first nine months of 2008, as compared to the same periods in 2007. Premium collections from our equity-indexed products have been favorably impacted by the general stock market performance which has made these products attractive to certain customers.

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

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased .6 percent, to $153.8 million, in the third quarter of 2008, and decreased 2.0 percent, to $464.3 million, in the first nine months of 2008, as compared to the same periods in 2007.

     Premiums collected on Bankers Life's long-term care policies in the 2008 periods were comparable to the same periods in 2007.

     Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements with Coventry. Fluctuations in first-year and renewal premiums are generally due to the timing of the contracts we entered into with Coventry.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment in the 2008 periods were comparable to the same periods in 2007.

Colonial Penn (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product:

Life insurance:
     First-year..............................................   $ 8.8              $ 7.4       $ 26.1              $21.1
     Renewal.................................................    34.8               21.9        104.2               60.9
                                                                -----              -----       ------              -----

       Total life insurance..................................    43.6               29.3        130.3               82.0
                                                                -----              -----       ------              -----

Supplemental health (all of which are renewal premiums):
     Medicare supplement.....................................     2.0                2.3          6.2                7.1
     Other health............................................      .2                 .3           .6                 .8
                                                                -----              -----       ------              -----

       Total supplemental health.............................     2.2                2.6          6.8                7.9
                                                                -----              -----       ------              -----


Collections on insurance products:

     Total first-year premium collections on insurance
       products..............................................     8.8                7.4         26.1               21.1
     Total renewal premium collections on insurance
       products..............................................    37.0               24.5        111.0               68.8
                                                                -----              -----       ------              -----

       Total collections on insurance products...............   $45.8              $31.9       $137.1              $89.9
                                                                =====              =====       ======              =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 49 percent, to $43.6 million, in the third quarter of 2008, and 59 percent, to $130.3 million, in the first nine months of 2008, compared to the same periods in 2007. Graded benefit life products sold through our direct response marketing channel accounted for $42.4 million and $28.3 million of our total collected premiums in the third quarters of 2008 and 2007, respectively, and $126.2 million and $78.5 million in the first nine months of 2008 and 2007, respectively. Collected premiums have been impacted by the recapture in the fourth quarter of 2007 of a block of traditional life insurance inforce that had been ceded in 2002 to REALIC.

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

Conseco Insurance Group (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                      September 30,                  September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)...........................    $ 23.7             $ 70.7        $ 95.3            $281.7
     Equity-indexed (renewal)..............................       1.8                2.5           5.7               7.2
                                                               ------             ------        ------            ------
       Subtotal - equity-indexed annuities.................      25.5               73.2         101.0             288.9
                                                               ------             ------        ------            ------
     Other fixed (first-year)..............................       1.4                2.5           3.4              16.1
     Other fixed (renewal).................................        .5                1.8           1.7               5.6
                                                               ------             ------        ------            ------
       Subtotal - other fixed annuities....................       1.9                4.3           5.1              21.7
                                                               ------             ------        ------            ------

       Total annuities.....................................      27.4               77.5         106.1             310.6
                                                               ------             ------        ------            ------

   Supplemental health:
     Medicare supplement (first-year)......................       2.1                4.2           7.2              16.0
     Medicare supplement (renewal).........................      46.4               50.6         144.0             154.7
                                                               ------             ------        ------            ------
       Subtotal - Medicare supplement......................      48.5               54.8         151.2             170.7
                                                               ------             ------        ------            ------
     Specified disease (first-year)........................       9.7                7.7          28.9              22.7
     Specified disease (renewal)...........................      82.6               81.0         250.1             247.2
                                                               ------             ------        ------            ------
       Subtotal - specified disease........................      92.3               88.7         279.0             269.9
                                                               ------             ------        ------            ------
     Other health (first-year).............................        .1                -              .1               -
     Other health (renewal)................................       2.0                2.1           5.8               6.6
                                                               ------             ------        ------            ------
       Subtotal - other health.............................       2.1                2.1           5.9               6.6
                                                               ------             ------        ------            ------

       Total supplemental health...........................     142.9              145.6         436.1             447.2
                                                               ------             ------        ------            ------

   Life insurance:
     First-year............................................       2.0                1.3           3.9               3.6
     Renewal...............................................      65.8               70.0         202.7             214.9
                                                               ------             ------        ------            ------

       Total life insurance................................      67.8               71.3         206.6             218.5
                                                               ------             ------        ------            ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................       39.0               86.4         138.8             340.1
     Total renewal premium collections on insurance
       products............................................     199.1              208.0         610.0             636.2
                                                               ------             ------        ------            ------

       Total collections on insurance products.............    $238.1             $294.4        $748.8            $976.3
                                                               ======             ======        ======            ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment totaled $27.4 million in the third quarter of 2008, compared to $77.5 million in the same period of 2007, and $106.1 million in the first nine months of 2008, compared to $310.6 million in the same period of 2007.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Collected premiums for this product totaled $25.5 million in the third quarter of 2008, compared to $73.2 million in the same period of 2007, and $101.0 million in the first nine months of 2008, compared to $288.9 million in the same period of 2007. During the third quarter of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums.

     Other fixed rate annuity products include SPDAs, FPDAs and SPIAs, which are credited with a declared rate. SPDA and FPDA policies typically have an interest rate that is guaranteed for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The interest rate credited on SPIAs is based on market conditions existing when a policy is issued and remains unchanged over the life of the SPIA. Annuity premiums on these products decreased to $1.9 million in the third quarter of 2008, compared to $4.3 million in the same period of 2007, and $5.1 million in the first nine months of 2008, compared to $21.7 million in the same period of 2007, primarily due to a decrease in new sales.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 11 percent, to $48.5 million, in the third quarter of 2008, and 11 percent, to $151.2 million, in the first nine months of 2008, as compared to the same periods in 2007. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products increased 4.1 percent, to $92.3 million in the third quarter of 2008, and 3.4 percent, to $279.0 million, in the first nine months of 2008, as compared to the same periods in 2007. Such increase is primarily due to higher new sales.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 4.9 percent, to $67.8 million, in the third quarter of 2008, and 5.4 percent, to $206.6 million, in the first nine months of 2008, compared to the same periods in 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Other Business in Run-off (dollars in millions):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                -----------------------         -----------------------
                                                                2008               2007         2008               2007
                                                                ----               ----         ----               ----
Premiums collected by product (all of which are renewal
   premiums):

     Long-term care.........................................    $72.3              $75.2        $221.8            $231.4

     Major medical..........................................       .5                 .5           1.4               1.7
                                                                -----              -----        ------            ------

       Total renewal premium collections on insurance
         products...........................................    $72.8              $75.7        $223.2            $233.1
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

     Long-term care premiums collected in this segment decreased 3.9 percent, to $72.3 million, in the third quarter of 2008, and 4.1 percent, to $221.8 million, in the first nine months of 2008, compared to the same periods in 2007. Most of the long-term care premiums in this segment relate to business written by certain subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997 and was sold through the independent producer distribution channel. The performance of this business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel in 2003. We expect this segment's long-term care premiums to reflect additional policy lapses in the future, partially offset by premium rate increases.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between September 30, 2008 and December 31, 2007, primarily reflect: (i) our net loss for the nine months ended September 30, 2008; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At September 30, 2008, we decreased the carrying value of such investments by $2,115.8 million as a result of this fair value adjustment.

     Our capital structure as of September 30, 2008, and December 31, 2007, was as follows (dollars in millions):

                                                                            September 30,    December 31,
                                                                                2008             2007
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................  $ 1,187.6         $1,193.7

    Shareholders' equity:
       Common stock........................................................        1.9              1.9
       Additional paid-in capital..........................................    4,076.0          4,068.6
       Accumulated other comprehensive loss................................   (1,137.7)          (273.3)
       Retained earnings (accumulated deficit).............................     (236.2)           438.7
                                                                             ---------         --------

          Total shareholders' equity.......................................    2,704.0          4,235.9
                                                                             ---------         --------

          Total capital....................................................  $ 3,891.6         $5,429.6
                                                                             =========         ========

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2008, and as of and for the year ended December 31, 2007:

                                                                                              September 30,   December 31,
                                                                                                  2008            2007
                                                                                                  ----            ----
Book value per common share...................................................................    $14.64         $22.94
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................    $20.80         $24.42

Ratio of earnings to fixed charges............................................................      (b)            (c)

Ratio of earnings to fixed charges and preferred dividends....................................      (b)            (d)

Debt to total capital ratios:
   Corporate debt to total capital (e)........................................................       31%            22%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       24%            21%

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

(b)  For such ratio, earnings were $325.2 million less than fixed charges.

(c)  For such ratio, earnings were $173.0 million less than fixed charges.

(d)  For such ratio, earnings were $194.7 million less than fixed charges.

(e) Such ratio differs from the debt to total capitalization ratio required by our Second Amended Credit Facility, primarily because the credit agreement ratio excludes accumulated other comprehensive income (loss) from total capital.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Liquidity for insurance operations

     Our insurance companies (other than Senior Health) generally receive adequate cash flows from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to any applicable penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

       In the first quarter of 2007, Conseco Life became a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings. At September 30, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings totaled $450.0 million as of September 30, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $496.6 million at September 30, 2008, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                     Interest rate
                       borrowed                  date                   at September 30, 2008
                       --------                  ----                   ---------------------
                        $ 54.0              May 2012                   Variable rate - 2.811%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 2.848%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

     State laws generally give state insurance regulatory agencies broad authority to protect policyholders in their jurisdictions. Regulators have used this authority in the past to restrict the ability of our insurance subsidiaries to pay any dividends or other amounts without prior approval. We cannot be assured that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

     In connection with monitoring the financial condition of insurers, certain state insurance departments have requested additional information from three of the Company's insurance subsidiaries, Colonial Penn, Senior Health and Conseco Life, because each such insurance subsidiary has incurred statutory losses in a 12 month period in excess of 50 percent of its capital and surplus. The statutory losses of Colonial Penn are primarily attributable to the recapture of a block of life insurance business in fourth quarter of 2007 that had previously been ceded to an unaffiliated reinsurer in 2002 under a modified coinsurance agreement. Colonial Penn paid a recapture fee of $63.0 million and will recognize profits or losses on the recaptured business as they emerge over time. The statutory losses of Conseco Life are primarily attributable to a litigation settlement. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Litigation and Other Legal Proceedings". The statutory losses of Senior Health are primarily attributable to the adverse development of prior period claim reserves, an increase in claims incurred in 2006 and 2007 and strengthening of statutory active life reserves using the prospective unlocking method (as permitted by insurance regulators), all of which related to long-term care policies. Based on our discussions with state regulators, we do not expect the regulators to take any actions against Colonial Penn, Senior Health or Conseco Life that would have a material adverse effect on the financial position or results of operations of these companies.

     Senior Health has not generated sufficient income to cover its expenses and, in the aggregate, Conseco has made more than $900 million of capital contributions to Senior Health since its acquisition in 1996. We elected to make a capital contribution to Senior Health of $56.0 million which was accrued at December 31, 2007 and paid in February 2008. We were under no obligation to make such capital contributions to Senior Health, and we may determine not to make additional contributions in the future. No assurances can be given that we will make future contributions or otherwise make capital available to Senior Health. Absent additional capital contributions, Senior Health will be reliant on actuarially justified premium rate increases to provide it with sufficient capital. See the footnote to our consolidated financial statements entitled

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

"Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust" for information regarding the proposed transfer of Senior Health.

     Senior Health has been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products in the Other Business in Run-off segment as we believe the existing rates were too low to fund expected future benefits. These filings are expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. Based on recent experience, certain of the policies in this segment will continue to be unprofitable even if we obtain the three rounds of rate increases, and it is likely that we will request additional rate increases when the current program is complete. We have chosen to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings have been partially realized in our premium revenue with the remaining impact expected to be realized by the end of 2008. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. As of September 30, 2008, almost all of the expected second round filings had been submitted for regulatory approval, and approximately 90 percent of the expected amounts had been approved by regulators. The full effect of all three rounds of rate increases may not be fully realized until 2011. It is possible that it will take more time than we expect to prepare rate increase filings and obtain approval from the state insurance regulators. In addition, it is likely that we will not be able to obtain approval for some of the actuarially justified rate increases currently pending or for the additional rate increases we plan to file especially in light of the magnitude of some past premium rate increases and current consumer and regulator sentiment. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     Financial Strength Ratings of our Insurance Subsidiaries

     Financial strength ratings provided by A.M. Best, S&P and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to repay policyholder claims and obligations when due.

     On August 12, 2008, A.M. Best placed the financial strength ratings of our primary insurance subsidiaries, as well as Senior Health, under review with developing implications. These ratings actions follow the Company's announcement of its plan to transfer Senior Health to an independent trust as further discussed in the note to the consolidated financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust." On August 7, 2007, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B+ (Good)" from "B++ (Good)", except Senior Health, whose "B- (Fair)" rating was downgraded to "C++ (Marginal)". Prior to A.M. Best's rating actions on August 12, 2008, its outlook for the ratings of our primary insurance subsidiaries, as well as Senior Health, was stable. The "B+" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders. The "C++" rating is assigned to companies which have a marginal ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. The "B+" rating and the "C++" rating from A.M. Best are the sixth and ninth highest, respectively, of sixteen possible ratings.

     On August 11, 2008, S&P affirmed: (i) the financial strength ratings of "BB+" of our primary insurance subsidiaries; (ii) Senior Health's "CCC-" rating; and (iii) the outlook remains negative for both our primary insurance companies and Senior Health ratings. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. In S&P's view, an insurer rated "CCC" has very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. The "BB+" rating and the "CCC-" rating from S&P are the eleventh and nineteenth highest, respectively, of twenty-one possible ratings.

     The current financial strength ratings of our primary insurance subsidiaries (except Senior Health) from Moody's are "Baa3" and Senior Health's rating is "Caal". On September 7, 2007, Moody's affirmed the financial strength ratings of our

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

core insurance subsidiaries and Senior Health and revised its outlook on all our insurance subsidiaries to negative from stable. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are considered "vulnerable" and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Baa3" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Caa" offers very poor financial security and may default on its policyholder obligations or there may be elements of danger with respect to punctual payment of policyholder obligations and claims. The "Baa3" rating and the "Caa1" rating from Moody's are the tenth and seventeenth highest, respectively, of twenty-one possible ratings.

     Liquidity of the Holding Companies

     At September 30, 2008, CNO and CDOC, our wholly owned subsidiary and a guarantor under the Second Amended Credit Facility, held unrestricted cash of $62.1 million. CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, would limit Conseco's and/or CDOC's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may need to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could affect the ability of our top tier insurance subsidiaries to pay dividends. We made capital contributions totaling $15.5 million to our insurance subsidiaries in the first nine months of 2008.

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

     As further discussed in the note to the consolidated financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust", the Company will make a $175.0 million capital contribution to Senior Health upon consummation of the transfer of the stock of Senior Health to an independent trust. On the consummation date, the $175.0 million capital contribution is expected to be primarily in the form of cash and a note payable of $125.0 million. The note is expected to be unsecured; have a five-year maturity date; a 6 percent interest rate; and require annual principal payments of $25.0 million. Such amounts are expected to be funded by the Company's operating activities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     During the first nine months of 2008, we made scheduled principal payments totaling $6.5 million on our Second Amended Credit Facility. The scheduled repayment of our Second Amended Credit Facility is as follows (dollars in millions):

            Remainder of 2008.............................    $  2.2
            2009..........................................       8.7
            2010..........................................       8.8
            2011..........................................       8.7
            2012..........................................       8.8
            2013..........................................     821.8
                                                              ------

                                                              $859.0
                                                              ======

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that would mature on June 22, 2009. There were no amounts outstanding under the revolving credit facility at September 30, 2008. In October 2008, the Company borrowed $75.0 million under the revolving credit facility to assure the future availability of this additional liquidity given our concerns with the ability of certain financial institutions to be able to provide funding in the future. The Company also requested borrowings of $5.0 million which were not funded. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.

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

     Under the Second Amended Credit Facility, we may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility. We have repurchased $87.2 million of our common stock. No repurchases were made in the first nine months of 2008.

     Pursuant to our Second Amended Credit Facility, we may repurchase any Debentures, if after giving effect to such repurchases, the Company has sufficient liquidity, as defined in the credit facility, and we are in compliance with all other financial ratios and balances. Through November 4, 2008, we repurchased $37.0 million par value of such Debentures for $15.3 million plus accrued interest. In the fourth quarter of 2008, we will recognize a gain on the extinguishment of debt of approximately $21 million related to such repurchases. Debentures with a par value of $293.0 million remain outstanding.

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

     The Second Amended Credit Facility requires the Company to maintain various financial ratios and balances, as defined in the agreement, including a debt to total capitalization ratio of not more than 30 percent at all times (such ratio was 24 percent at September 30, 2008). Although the completion of the previously announced transaction to transfer Senior Health to an independent trust would increase our debt to total capital ratio, we expect to be in compliance with all financial ratios and balances required by the Second Amended Credit Facility.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following chart summarizes: (i) the most significant financial ratios and balances we must maintain pursuant to our Second Amended Credit Facility;
(ii) the current ratios and balances as of September 30, 2008; and (iii) the current ratios and balances as of September 30, 2008 as if the plan to transfer Senior Health to an independent trust had been completed on that date (dollars in millions):

                                                     Requirement of the            Balance or              Pro forma balance
                                                       Second Amended              ratio as of               or ratio as of
                                                       Credit Facility        of September 30, 2008       September 30, 2008
                                                       ---------------        ---------------------       ------------------
       Debt to total capitalization ratio.........    not more than 30%                24%                        28%

       Interest coverage ratio....................  greater than or equal to 2:00 to 1 for each
                                                    rolling four quarters           2.64 to 1                  2.64 to 1

       Aggregate risk-based capital ratio.........  greater than or equal
                                                           to 250%                    257%                       276%

       Combined statutory capital and surplus
          level...................................   greater than $1,270
                                                           million                   $1,430                     $1,310

     The Company was in compliance with all covenants as defined in the Second Amended Credit Facility as of September 30, 2008.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

       INVESTMENTS

       At September 30, 2008, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $13,751.1       $23.5    $(1,477.6)    $12,297.0
   United States Treasury securities and obligations of
     United States government corporations and agencies................       141.5         6.2          (.4)        147.3
   States and political subdivisions...................................       501.5         2.2        (16.8)        486.9
   Debt securities issued by foreign governments.......................         8.6          .1          (.2)          8.5
   Asset-backed securities.............................................       389.9         1.0        (74.5)        316.4
   Collateralized debt obligations.....................................        45.0         -           (6.3)         38.7
   Commercial mortgage-backed securities...............................       900.6         -         (128.1)        772.5
   Mortgage pass-through securities....................................        88.6          .2          (.5)         88.3
   Collateralized mortgage obligations.................................     3,640.5         3.2       (287.4)      3,356.3
                                                                          ---------       -----    ---------     ---------

       Total investment grade actively managed fixed maturities........    19,467.3        36.4     (1,991.8)     17,511.9
                                                                          ---------       -----    ---------     ---------

Below-investment grade:
   Corporate securities................................................     1,529.5         1.1       (156.4)      1,374.2
   States and political subdivisions...................................         3.9         -            (.6)          3.3
   Debt securities issued by foreign governments.......................         4.2         -            (.8)          3.4
   Collateralized debt obligations.....................................        11.8         -           (1.6)         10.2
   Commercial mortgage-backed securities...............................        23.2         -            (.8)         22.4
   Collateralized mortgage obligations.................................          .5         -            -              .5
                                                                          ---------       -----    ---------     ---------

       Total below-investment grade actively
          managed fixed maturities.....................................     1,573.1         1.1       (160.2)      1,414.0
                                                                          ---------       -----    ---------     ---------

   Total actively managed fixed maturities.............................   $21,040.4       $37.5    $(2,152.0)    $18,925.9
                                                                          =========       =====    =========     =========

Equity securities......................................................       $34.0         $.3         $(.1)        $34.2
                                                                              =====         ===         ====         =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of September 30, 2008 (dollars in millions):

                                                                                                              Percent of
                                                                                                Gross            gross
                                                                            Percent of       unrealized       unrealized
                                                       Carrying value    fixed maturities      losses           losses
                                                       --------------    ----------------      ------           ------
   Collateralized mortgage obligations...........          $ 3,356.8           17.7%         $  (287.4)           13.4%
   Utilities.....................................            1,679.8            8.9             (172.9)            8.0
   Energy/pipelines..............................            1,579.9            8.3             (170.6)            7.9
   Food/beverage.................................            1,176.3            6.2              (97.0)            4.5
   Healthcare/pharmaceuticals....................            1,014.8            5.4              (77.3)            3.6
   Insurance.....................................              932.2            4.9             (151.5)            7.0
   Banks.........................................              926.6            4.9             (260.7)           12.1
   Commercial mortgage-backed securities.........              794.9            4.2             (128.9)            6.0
   Real estate/REITs.............................              713.9            3.8              (91.7)            4.3
   Cable/media...................................              695.0            3.7              (78.2)            3.6
   Brokerage.....................................              490.7            2.6             (106.1)            4.9
   States and political subdivisions.............              490.2            2.6              (17.4)             .8
   Telecom.......................................              485.7            2.6              (73.1)            3.4
   Capital goods.................................              436.8            2.3              (43.3)            2.0
   Transportation................................              435.3            2.3              (33.6)            1.6
   Aerospace/defense.............................              431.0            2.3              (32.3)            1.5
   Building materials............................              391.2            2.1              (48.1)            2.2
   Asset-backed securities.......................              316.4            1.7              (74.5)            3.5
   Technology....................................              308.8            1.6              (29.7)            1.4
   Consumer products.............................              213.5            1.1              (19.5)             .9
   Chemicals.....................................              196.3            1.0               (8.7)             .4
   Other.........................................            1,859.8            9.8             (149.5)            7.0
                                                           ---------          -----          ---------           -----

      Total actively managed fixed maturities....          $18,925.9          100.0%         $(2,152.0)          100.0%
                                                           =========          =====          =========           =====

     Below-Investment Grade Securities

     At September 30, 2008, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,573.1 million, or 7.5 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,414.0 million, or 90 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $383.0 million and an estimated fair value of $351.4 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company. See "Investments in Variable Interest Entity" concerning the Company's commitment to provide additional capital of up to $25 million to the VIE. At September 30, 2008, our total investment in the VIE was $51.9 million and such investment was rated BBB.

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

     Net Realized Investment Gains (Losses)

     During the first nine months of 2008, we recognized net realized investment losses of $549.5 million, which were comprised of: (i) $51.6 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $5.5 billion; (ii) $117.4 million of writedowns of investments for other than temporary declines in fair value; and (iii) $380.5 million of writedowns of investments (which are expected to be transferred to an independent trust as further discussed in the note to the consolidated financial statements entitled "Plan to Transfer Senior Health Insurance Company of Pennsylvania to an Independent Trust") as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value. During the first nine months of 2007, net realized investment losses included: (i) $37.0 million of net losses from the sales of investments (primarily fixed maturities) with proceeds of $5.1 billion; (ii) $8.1 million of writedowns of investments for other than temporary declines in fair value; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement completed in October 2007) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value. At September 30, 2008, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $22.4 million and a carrying value of $20.9 million. At September 30, 2008, we had one mortgage loan with a carrying value of $25.0 million which was in foreclosure and three mortgage loans with an aggregate carrying value of $21.0 million that were 90 days or more past due as to the payment of principal or interest.

     During the nine months ended September 30, 2008, we sold $.8 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $132.3 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

     The following summarizes the investments sold at a loss during the first nine months of 2008 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

                                                                                 At date of sale
                                                                                 ---------------
                                                                   Number of    Amortized    Fair
       Period                                                       issuers       cost       value
       ------                                                       -------       ----       -----
       Less than 6 months prior to sale........................       28          $86.2      $30.8

       Greater than or equal to 6 and less than 12 months
         prior to sale ........................................        5           30.0       16.2

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2008, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as "structured securities". Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
Due in one year or less.................................................................     $   105.3      $   101.7
Due after one year through five years...................................................       1,185.9        1,108.6
Due after five years through ten years..................................................       4,505.7        3,999.6
Due after ten years.....................................................................       7,531.8        6,466.0
                                                                                             ---------      ---------

   Subtotal.............................................................................      13,328.7       11,675.9

Structured securities...................................................................       4,400.6        3,901.4
                                                                                             ---------      ---------

   Total................................................................................     $17,729.3      $15,577.3
                                                                                             =========      =========

     The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2008 (dollars in millions):

                                                  Number            Cost           Unrealized        Estimated
         Period                                 of issuers          basis             loss          fair value
         ------                                 ----------          -----             ----          ----------
         Less than 6 months.................        39             $166.8            $(46.0)           $120.8

         Greater than or equal to
           6 months and less
           than 12 months...................        31               45.3             (12.3)             33.0

         Greater than 12 months.............         1                3.5              (1.7)              1.8

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of September 30, 2008 (dollars in millions):

                                                                                     Below -
                                                  Investment grade               investment grade       Total gross
                                                --------------------         ---------------------      unrealized
                                                AAA/AA/A         BBB         BB         B and below       losses
                                                --------         ---         --         -----------       ------
       Collateralized mortgage obligations..    $  287.1       $   .3        $ -           $ -          $  287.4
       Banks................................       221.1         38.3           .2           1.1           260.7
       Utilities............................        91.6         77.3          1.8           2.2           172.9
       Energy/pipelines.....................        41.2        123.5          4.3           1.6           170.6
       Insurance............................       131.9         19.4          -              .2           151.5
       Commercial mortgage-backed
         securities.........................        78.6         49.5           .8           -             128.9
       Brokerage............................        90.6         13.1          -             2.4           106.1
       Food/beverage........................        47.5         41.3          5.0           3.2            97.0
       Real estate/REITs....................        15.1         63.3          7.2           6.0            91.6
       Cable/media..........................         8.0         51.9         12.6           5.8            78.3
       Healthcare/pharmaceuticals...........        52.2         17.1          3.8           4.2            77.3
       Asset-backed securities..............        68.3          6.2          -             -              74.5
       Telecom..............................        36.1         30.3          4.8           1.9            73.1
       Building materials...................         4.9         27.7         13.7           1.8            48.1
       Capital goods........................        34.2          8.2           .6            .3            43.3
       Transportation.......................         8.4         24.2           .1            .9            33.6
       Aerospace/defense....................        20.8          9.7          1.7            .1            32.3
       Technology...........................        16.1          6.6          3.4           3.6            29.7
       Retail...............................         8.2         11.3          2.6           2.6            24.7
       Consumer products....................         7.3          6.7           .1           5.4            19.5
       States and political subdivisions....        16.1           .7          -              .6            17.4
       Paper................................         -           11.7          2.1           1.3            15.1
       Entertainment/hotels.................         1.3          8.0          3.8           1.7            14.8
       Metals and mining....................         5.7          4.3          2.0           -              12.0
       Gaming...............................         -            -            8.0           1.9             9.9
       Chemicals............................         1.2          2.5          2.9           2.1             8.7
       Collateralized debt obligations......         3.0          3.3          1.6           -               7.9
       Textiles.............................         4.7           .2           .1           1.9             6.9
       Autos................................          .7          -            2.3           3.8             6.8
       Foreign governments..................          .2          -             .8           -               1.0
       Mortgage pass-through securities.....          .5          -            -             -                .5
       U.S. Treasury and Obligations........          .4          -            -             -                .4
       Other................................         6.6         25.7         12.9           4.3            49.5
                                                --------       ------        -----         -----        --------

         Total actively managed fixed
           maturities.......................    $1,309.6       $682.3        $99.2         $60.9        $2,152.0
                                                ========       ======        =====         =====        ========

     At September 30, 2008, we held no individual non-investment grade structured security that had an unrealized loss greater than $5.0 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2008 (dollars in millions):

                                           Less than 12 months       12 months or greater             Total
                                        -----------------------     ----------------------    ----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......  $    22.7     $   (.2)    $    2.7    $     (.2)     $    25.4    $     (.4)

     States and political subdivisions.      237.2       (10.4)        93.9         (7.0)         331.1        (17.4)

     Debt securities issued by
        foreign governments............        3.7         (.2)         3.4          (.8)           7.1         (1.0)

     Corporate securities..............    7,243.7      (761.7)     4,068.6       (872.3)      11,312.3     (1,634.0)

     Asset-backed securities...........       90.7       (12.8)       179.2        (61.7)         269.9        (74.5)
     Collateralized debt obligations...        -           -           48.9         (7.9)          48.9         (7.9)
     Commercial mortgage-backed
        securities.....................      438.8       (33.3)       247.6        (95.6)         686.4       (128.9)
     Mortgage pass-through securities..       68.1         (.5)          .8          -             68.9          (.5)
     Collateralized mortgage
        obligations....................    1,956.8       (76.2)       870.5       (211.2)       2,827.3       (287.4)
                                         ---------     -------     --------    ---------      ---------    ---------
     Total actively managed
        fixed maturities...............  $10,061.7     $(895.3)    $5,515.6    $(1,256.7)     $15,577.3    $(2,152.0)
                                         =========     =======     ========    =========      =========    =========

     Equity securities.................       $7.4        $(.1)       $  -         $  -            $7.4         $(.1)
                                              ====        ====        =====        =====           ====         ====

     Based on management's current assessment of investments with unrealized losses at September 30, 2008, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

     Structured Securities

     At September 30, 2008, fixed maturity investments included $4.6 billion of structured securities (or 24 percent of all fixed maturity securities). The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

     In general, the rate of prepayments on structured securities increases when prevailing interest rates decline significantly in absolute terms and also relative to the interest rates on the underlying assets. The yields recognized on structured securities

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in the first nine months of 2008.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2008 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $   33.0      $   23.0    $   21.4
4 percent - 5 percent...............................................................      487.1         471.0       446.1
5 percent - 6 percent...............................................................    4,219.9       4,028.3     3,647.7
6 percent - 7 percent...............................................................      490.3         478.9       404.3
7 percent - 8 percent...............................................................       93.3          90.6        77.5
8 percent and above.................................................................        7.9           8.3         8.3
                                                                                       --------      --------    --------

       Total structured securities..................................................   $5,331.5      $5,100.1    $4,605.3
                                                                                       ========      ========    ========

     The amortized cost and estimated fair value of structured securities at September 30, 2008, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               ----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount      maturities
----                                                                          ----             ------      ----------
Pass-throughs, sequential and equivalent securities.......................   $1,956.9         $1,879.0         9.9%
Planned amortization class, target amortization class and
   accretion-directed bonds...............................................    1,748.9          1,546.6         8.2
Commercial mortgage-backed securities.....................................      923.9            794.9         4.2
Asset-backed securities...................................................      389.9            316.4         1.7
Collateralized debt obligations...........................................       56.8             48.9          .2
Other.....................................................................       23.7             19.5          .1
                                                                             --------         --------        ----

       Total structured securities........................................   $5,100.1         $4,605.3        24.3%
                                                                             ========         ========        ====

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Structured Securities Collateralized by Sub Prime Residential Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $73.5 million and a book value of $95.0 million at September 30, 2008. These securities represent less than .4 percent of our consolidated investment portfolio. Of these securities, $27.1 million (37 percent) were rated AAA, $27.1 million (37 percent) were rated AA and $19.3 million (26 percent) were rated A. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007. At September 30, 2008, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $5.6 million extended in 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS IN VARIABLE INTEREST ENTITY

     Fall Creek is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the principal balance of the investment borrowings of Fall Creek begins in 2012 based on available cash flows from the assets and such borrowings mature in 2017. At September 30, 2008 and December 31, 2007, the carrying value of our investment in Fall Creek was $51.9 million and $47.0 million, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46R, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                             September 30,   December 31,
                                                                                                 2008            2007
                                                                                                 ----            ----
       Assets:
          Actively managed fixed maturities..................................................   $362.3          $465.9
          Cash and cash equivalents - restricted.............................................     12.0            16.1
          Accrued investment income..........................................................      2.8             5.1
          Other assets.......................................................................     10.8             6.9
                                                                                                ------          ------

              Total assets...................................................................   $387.9          $494.0
                                                                                                ======          ======

       Liabilities:
          Other liabilities..................................................................   $ 14.8          $ 12.2
          Investment borrowings due to others................................................    359.2           447.2
          Investment borrowings due to the Company...........................................     47.0            47.0
                                                                                                ------          ------

              Total liabilities..............................................................    421.0           506.4
                                                                                                ------          ------

       Equity (deficit):
          Capital provided by the Company....................................................      6.1             1.6
          Capital provided by others.........................................................      3.8             4.1
          Accumulated other comprehensive loss...............................................    (31.7)          (25.0)
          Retained earnings (deficit)........................................................    (11.3)            6.9
                                                                                                ------          ------

              Total equity (deficit).........................................................    (33.1)          (12.4)
                                                                                                ------          ------

              Total liabilities and equity (deficit).........................................   $387.9          $494.0
                                                                                                ======          ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                 --------------------             ------------------
                                                                 2008            2007             2008          2007
                                                                 ----            ----             ----          ----
       Revenues:
          Net investment income - deposit accounts...........      $4.9           $9.4           $ 17.9         $27.4
          Fee revenue and other income.......................        .1             .1               .5            .3
                                                                   ----           ----           ------         -----

              Total revenues.................................       5.0            9.5             18.4          27.7
                                                                   ----           ----           ------         -----

       Expenses:
          Interest expense...................................       3.2            6.9             13.2          20.1
          Other operating expenses...........................       -              -                 .2            .3
                                                                   ----           ----           ------         -----

              Total expenses.................................       3.2            6.9             13.4          20.4
                                                                   ----           ----           ------         -----

              Income (loss) before net realized investment
                losses and income taxes......................       1.8            2.6              5.0           7.3

       Net realized investment losses........................       (.7)           -              (21.2)          -
                                                                   ----           ----           ------         -----

              Income (loss) before income taxes..............      $1.1           $2.6           $(16.2)        $ 7.3
                                                                   ====           ====           ======         =====

     The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio was not met and was amended. Subsequent to the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $83.5 million in the first quarter of 2008. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances), $5 million of which was contributed through September 30, 2008 (all of which was contributed in the first quarter of 2008). An additional $10.4 million was contributed in October 2008 as a result of certain threshold ratios not being met. In the first nine months of 2008, we recognized $8.1 million of writedowns of investments held by Fall Creek resulting from declines in fair values that we concluded were other than temporary.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the first nine months of 2008 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, Conseco's disclosure controls and procedures were not effective.

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

     Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process. Nonetheless, the material weakness continued to exist as of September 30, 2008. Conseco's management continues to assign the highest priority to Conseco's remediation efforts, with the goal of remediating the material weakness by the end of 2008. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation. Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential. Over time, Conseco intends to reduce its reliance on manual controls and procedures. As part of its remediation efforts, Conseco intends to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term. Conseco recognizes that further investment is needed to improve the actuarial reporting systems and processes and is committed to making the investments for these improvements.

     Changes to Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, Conseco's internal control over financial reporting.

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

     As of September 30, 2008, we had approximately $5.0 billion of federal tax net operating loss carryforwards and $.8 billion of capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.0 billion, expiring in years 2008 through 2028. The timing and manner in which Conseco will be able to utilize some of its net operating loss carryforwards is limited by Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a corporation's ability to use its net operating loss carryforwards when it undergoes an "ownership change." Because Conseco underwent an ownership change as the result of its reorganization, the Section 382 limitation applies to the Company. Losses that are subject to the current
Section 382 limitation may only be utilized by the Company up to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

approximately $142 million per year, with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2008 will be approximately $544 million (including $402 million of unused amounts carried forward from prior years).

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.50% convertible debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit) on the use of our net operating loss carryforwards to offset future taxable income, but we would be able to continue to carry forward unused amounts from prior years. The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.7 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our net operating loss carryforwards. See the "Income Taxes" footnote to our financial statements contained herein for additional information regarding our tax loss carryforwards and other tax matters.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                      Issuer Purchases of Equity Securities

                                                                       Total number of            Maximum number (or
                                                                      shares (or units)        approximate dollar value)
                              Total             Average price         purchased as part        of shares (or units) that
                        number of shares       paid per share       of publicly announced        may yet be purchased
      Period              (or units)(a)           (or unit)           plans or programs     under the plans or programs(a)
      ------              ----------              ---------           -----------------     ---------------------------
                                                                                                 (dollars in millions)
July 1 through
    July 31...........          -                     -                         -                         $262.8

August 1 through
    August 31.........          -                     -                         -                          262.8

September 1 through
    September 30......          -                     -                         -                          262.8
                             ------                -----                     -----

Total.................          -                     -                         -                          262.8
                             ======                =====                     =====

------------
     (a) On December 21, 2006, the Company announced a common share repurchase program of up to $150 million. On May 8, 2007, the Company announced that the maximum amount that was authorized under the common share repurchase program had been increased to $350 million.

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




                                          CONSECO, INC.


Dated:  November 7, 2008                 By: /s/ Edward J. Bonach
                                             --------------------
                                             Edward J. Bonach
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (authorized officer and principal
                                             financial officer)