Form 10-K
period 2008-12-31
CONSECO INC
filed 2009-03-31
CIK 1224608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                 For the fiscal year ended December 31, 2008 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                   For the transition period from         to
                                                  -------    -------

                        Commission file number: 001-31792

                                  Conseco, Inc.

               Delaware                              No. 75-3108137
        ----------------------              -------------------------------
        State of Incorporation              IRS Employer Identification No.

     11825 N. Pennsylvania Street
         Carmel, Indiana  46032                     (317) 817-6100
--------------------------------------              --------------
Address of principal executive offices                 Telephone

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of Each Exchange on which Registered
     -------------------               -----------------------------------------
Common Stock, par value $0.01 per              New York Stock Exchange
share
Rights to purchase Series A Junior             New York Stock Exchange
Participating Preferred Stock

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

   At June 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $1.8 billion.

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

   Shares of common stock outstanding as of March 6, 2009: 184,753,758

   DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I

Item 1.       Business of Conseco.........................................................      3

Item 1A.      Risk Factors................................................................     21

Item 1B.      Unresolved Staff Comments...................................................     35

Item 2.       Properties..................................................................     35

Item 3.       Legal Proceedings...........................................................     35

Item 4.       Submission of Matters to a Vote of Security Holders.........................     35

              Executive Officers of the Registrant........................................     36

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities...................................     37

Item 6.       Selected Consolidated Financial Data........................................     40

Item 7.       Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations...............................     41

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................    109

Item 8.       Consolidated Financial Statements and Supplementary Data....................    110

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................................    193

Item 9A.      Controls and Procedures.....................................................    193

Item 9B.      Other Information...........................................................    195

PART III

Item 10.      Directors, Executive Officers and Corporate Governance......................    195

Item 11.      Executive Compensation......................................................    195

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters.................................................    195

Item 13.      Certain Relationships and Related Transactions, and Director Independence...    195

Item 14.      Principal Accountant Fees and Services......................................    195

PART IV

Item 15.      Exhibits and Financial Statement Schedules..................................    196

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

     We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2008, we had shareholders' equity of $1.6 billion and assets of $28.8 billion. For the year ended December 31, 2008, we had revenues of $4.2 billion and a net loss of $1.1 billion. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution, and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments. Prior to the fourth quarter of 2008, we had a fourth segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. As a result of the Transfer, as further discussed below, a substantial portion of the long-term care business in the other business in run-off segment is presented as discontinued operations in our consolidated financial statements. The remaining business that was included in our former other business in run-off segment is now reflected in our Conseco Insurance Group segment. Accordingly, we have restated all prior year segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through approximately 5,500 career agents and sales managers. Bankers Life and Casualty Company markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry Health Care ("Coventry").

     o Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company ("Colonial Penn"), markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through approximately 400 independent marketing organizations ("IMOs") that represent over 2,400 independent producing agents, including approximately 575 from Performance Matters Associates, Inc. ("PMA"), a wholly owned marketing company. This segment markets its products under the "Conseco" and "Washington National" brand names. Conseco Insurance Group includes primarily the business of Conseco Health Insurance Company ("Conseco Health"), Conseco Life Insurance Company ("Conseco Life"), Conseco Insurance Company and Washington National Insurance Company ("Washington National"). This segment also includes blocks of long-term care and other health business of these companies that we no longer market or underwrite.

     TRANSFER OF SENIOR HEALTH INSURANCE COMPANY OF PENNSYLVANIA TO AN INDEPENDENT TRUST

     On November 12, 2008, Conseco and CDOC, Inc. ("CDOC"), a wholly owned subsidiary of Conseco, completed the transfer (the "Transfer") of the stock of Senior Health Insurance Company of Pennsylvania ("Senior Health", formerly known as Conseco Senior Health Insurance Company prior to its name change in October
2008) to Senior Health Care Oversight

Trust, an independent trust (the "Independent Trust") for the exclusive benefit of Senior Health's long-term care policyholders. Consummation of the transaction was subject to the approval of the Pennsylvania Insurance Department.

     In connection with the Transfer, the Company entered into a $125.0 million Senior Note due November 12, 2013 (the "Senior Note"), payable to Senior Health. The note has a five-year maturity date; a 6 percent interest rate; and requires annual principal payments of $25.0 million. As a condition of the order from the Pennsylvania Insurance Department approving the Transfer, Conseco agreed that it would not pay cash dividends on its common stock while any portion of the $125.0 million note remained outstanding.

     During 2008, Conseco recorded accounting charges totaling $1.0 billion related to the Transfer, comprised of Senior Health's equity (as calculated in accordance with generally accepted accounting principles), an additional valuation allowance for deferred tax assets, the capital contribution to Senior Health and the Independent Trust and transaction expenses.

     OUR STRATEGIC DIRECTION AND 2009 PRIORITIES

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

Our major goals for 2009 include:

     o Managing capital and liquidity to maintain compliance with debt covenants.

     o    Maintaining strong growth at Bankers Life.

     o Continuing to improve the focus and profitability mix of sales at Conseco Insurance Group.

     o    Improving earnings stability and reducing volatility.

     o Completing the remediation project relating to our material weakness in internal controls.

     o Continuing to reduce our enterprise exposure to long-term care business.

     o Improving profitability of existing lines of business or disposing of underperforming blocks of business.

     OTHER INFORMATION

     CNO is the successor to our Predecessor. We emerged from bankruptcy on the Effective Date. Our Predecessor was organized in 1979 as an Indiana corporation and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.conseco.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC's website at www.sec.gov. In addition, the public may read and copy any document we file at the SEC's Public Reference Room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these filings are also available, without charge, from Conseco Investor Relations, 11825 N. Pennsylvania Street, Carmel, IN 46032.

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

     In June 2008, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2008 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

     Data in Item 1 are provided as of or for the year ended December 31, 2008 (as the context implies), unless otherwise indicated.

     MARKETING AND DISTRIBUTION

Insurance

     Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $4.5 billion, $4.0 billion and $4.0 billion in 2008, 2007 and 2006, respectively.

     Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2008 collected premiums: Florida (7.4 percent), California (7.1 percent), Pennsylvania (6.3 percent) and Texas (5.9 percent).

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

     Career Agents. This agency force of approximately 5,500 agents and sales managers working from 156 branch offices, establishes one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily supplemental health and long-term care insurance policies, life insurance and annuities. In 2008, this distribution channel accounted for $3,320.5 million, or 73 percent, of our total collected premiums. These agents sell Bankers Life and Casualty policies, as well as Coventry's Medicare Part D and Medicare Advantage products, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations.

After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

     Professional Independent Producers. Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2008, this distribution channel in our Conseco Insurance Group segment collected $1,021.4 million, or 23 percent, of our total premiums.

     Marketing organizations typically recruit agents for the Conseco Insurance Group segment by advertising our products and commission structure through direct mail advertising or through seminars for agents and brokers. These organizations bear most of the costs incurred in marketing our products. We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by agents recruited by such organizations. Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system related to a particular product or market, such as worksite and individual supplemental health products. During 1999 and 2000, the Conseco Insurance Group segment purchased three organizations that specialize in marketing and distributing supplemental health products and combined them under the name PMA. In 2008, the PMA distribution channel accounted for $233.4 million, or 5 percent, of our total collected premiums.

     Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2008, this channel accounted for $183.0 million, or 4 percent, of our total collected premiums.

Products

     The following table summarizes premium collections by major category and segment for the years ended December 31, 2008, 2007 and 2006 (dollars in millions):

Total premium collections

                                                                                     2008       2007        2006
                                                                                     ----       ----        ----
     Supplemental health:
        Bankers Life............................................................  $1,887.0    $1,546.1    $1,308.3
        Colonial Penn...........................................................       8.9        10.4        12.0
        Conseco Insurance Group.................................................     621.8       633.4       655.8
                                                                                  --------    --------    --------

           Total supplemental health............................................   2,517.7     2,189.9     1,976.1
                                                                                  --------    --------    --------

     Annuities:
        Bankers Life............................................................   1,224.1       885.5       997.5
        Conseco Insurance Group.................................................     129.8       368.6       433.3
                                                                                  --------    --------    --------

           Total annuities......................................................   1,353.9     1,254.1     1,430.8
                                                                                  --------    --------    --------

     Life:
        Bankers Life............................................................     209.4       200.0       184.2
        Colonial Penn...........................................................     174.1       113.7        97.2
        Conseco Insurance Group.................................................     269.8       287.3       314.6
                                                                                  --------    --------    --------

           Total life...........................................................     653.3       601.0       596.0
                                                                                  --------    --------    --------

     Total premium collections..................................................  $4,524.9    $4,045.0    $4,002.9
                                                                                  ========    ========    ========

     In addition, the long-term care business included in our discontinued operations had collected premiums of $225.9 million, $269.1 million and $283.6 million in 2008, 2007 and 2006, respectively.

Our insurance companies collected premiums from the following products:

Supplemental Health

Supplemental Health Premium Collections (dollars in millions)

                                                                                     2008       2007        2006
                                                                                     ----       ----        ----
Medicare supplement:
    Bankers Life................................................................. $  636.6    $  636.1    $  629.1
    Colonial Penn................................................................      8.1         9.4        10.9
    Conseco Insurance Group......................................................    203.8       225.9       244.2
                                                                                  --------    --------    --------

       Total.....................................................................    848.5       871.4       884.2
                                                                                  --------    --------    --------

Long-term care:
    Bankers Life ................................................................    625.7       622.4       592.4
    Conseco Insurance Group .....................................................     33.7        36.7        39.4
                                                                                  --------    --------    --------

       Total.....................................................................    659.4       659.1       631.8
                                                                                  --------    --------    --------

Prescription Drug Plan and Medicare Advantage products
    included in Bankers Life.....................................................    614.0       277.8        76.7
                                                                                  --------    --------    --------

Specified disease products included in
    Conseco Insurance Group......................................................    374.6       359.2       357.7
                                                                                  --------    --------    --------

Other:
    Bankers Life ................................................................     10.7         9.8        10.1
    Colonial Penn................................................................       .8         1.0         1.1
    Conseco Insurance Group......................................................      9.7        11.6        14.5
                                                                                  --------    --------    --------

       Total.....................................................................     21.2        22.4        25.7
                                                                                  --------    --------    --------

Total supplemental health premium collections.................................... $2,517.7    $2,189.9    $1,976.1
                                                                                  ========    ========    ========

     The following describes our major supplemental health products:

     Medicare Supplement. Medicare supplement collected premiums were $848.5 million during 2008 or 19 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

     Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 55 percent of new sales of Medicare supplement policies in 2008 were to individuals who had recently reached the age of 65.

     Both Bankers Life and Conseco Insurance Group sell Medicare supplement insurance.

     Long-Term Care. Long-term care collected premiums were $659.4 million during 2008, or 15 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

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

     A portion of our long-term care business resides in the Conseco Insurance Group segment. This business was sold through the independent producer distribution channel and was largely underwritten by certain of our subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997. The performance of these blocks of business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through this distribution channel in 2003.

     We continue to sell long-term care insurance through the Bankers Life career agent distribution channel. This business is underwritten using stricter underwriting and pricing standards than had previously been used on our acquired blocks of long-term care business included in the Conseco Insurance Group segment.

     Prescription Drug Plan and Medicare Advantage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "MMA") provided for the introduction of a prescription drug program under Medicare Part D. Persons eligible for Medicare can receive their Part D coverage through a stand-alone Prescription Drug Plan ("PDP"). In order to offer a PDP product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's PDP product, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with a specified percentage of net premiums and related profits subject to a risk corridor. The Part D program was effective January 1, 2006. PDP collected premiums were $71.6 million during 2008 or 2 percent of our total collected premiums.

     Conseco expanded its strategic alliance with Coventry by entering into national distribution agreements under which our career agents began distributing Coventry's Private-Fee-For-Service ("PFFS") plan, with coverage beginning January 1, 2007. The PFFS product, Advantra Freedom, is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with a specified percentage of the net premiums and related profits.

     During 2007 and 2008, Conseco entered into three quota-share reinsurance agreements with Coventry related to the PFFS business written by Coventry under certain group policies. Conseco receives a specified percentage of the net premiums and related profits associated with this business as long as the ceded revenue margin is less than or equal to five percent. In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and will terminate the last agreement on June 30, 2009. Premiums assumed through these reinsurance agreements totaled $313.5 million in 2008 (including $185.3 million assumed through the agreement to be terminated on June 30, 2009). The income before income taxes related to the assumed business was $.4 million during the year ended December 31, 2008.

     PFFS collected premiums were $542.4 million in 2008 or 12 percent of our total collected premiums.

     Specified Disease Products. Specified disease collected premiums were $374.6 million during 2008, or 8 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the specified disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

     Approximately 79 percent of the total number of our specified disease policies inforce was sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

     Other Supplemental Health Products. Other supplemental health product collected premiums were $21.2 million during 2008. This category includes various other health products such as major medical health insurance, senior hospital indemnity and disability income products which are sold in small amounts or other products which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

                                                                                     2008       2007        2006
                                                                                     ----       ----        ----
    Equity-indexed annuity:
       Bankers Life.............................................................   $  522.8   $  437.4    $  276.5
       Conseco Insurance Group..................................................      123.7      344.6       378.5
                                                                                   --------   --------    --------

          Total equity-indexed annuity premium collections......................      646.5      782.0       655.0
                                                                                   --------   --------    --------

    Other fixed annuity:
       Bankers Life.............................................................      701.3      448.1       721.0
       Conseco Insurance Group..................................................        6.1       24.0        54.8
                                                                                   --------   --------    --------

          Total fixed annuity premium collections...............................      707.4      472.1       775.8
                                                                                   --------   --------    --------

    Total annuity premium collections...........................................   $1,353.9   $1,254.1    $1,430.8
                                                                                   ========   ========    ========

     During 2008, we collected annuity premiums of $1,353.9 million or 30 percent of our total premiums collected. Annuity products include equity-indexed annuity, traditional fixed rate annuity and single premium immediate annuity products sold through both Bankers Life and Conseco Insurance Group. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For equity-indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

     Sales of many of our annuity products have been affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. The current financial strength rating of our primary insurance subsidiaries from A.M. Best Company ("A.M. Best") is "B" which was downgraded from "B+" on March 4, 2009. During the second half of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products sold by professional independent agents resulting in a decrease in collected premiums, partially offset by the sales of several new products distributed through new national partners. Career agents selling annuity products in the Bankers Life segment are less sensitive in the near-term to A.M. Best ratings, since these agents only sell our products.

     We believe the sales of our equity-indexed products in Bankers Life were favorably impacted in 2007 and the first half of 2008 due in part to general stock market conditions which made these products attractive relative to fixed annuities.

     Premium collections from Bankers Life's fixed annuity products increased sharply in the last half of 2008 due to volatility in the financial markets which made these products more attractive to customers. The increase in short-term interest rates in 2007 resulted in lower first-year fixed annuity sales as certain other competing products, such as certificates of deposits, had become attractive relative to fixed annuities.

     The following describes the major annuity products:

     Equity-Indexed Annuities. These products accounted for $646.5 million, or 14 percent, of our total premium collections during 2008. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each equity-indexed annuity specifies:

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

     Fixed Rate Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $707.4 million, or 16 percent, of our total premium collections during 2008. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 2.5 percent to 3.0 percent, and the rates, on all policies inforce range from 2.5 percent to 6.0 percent. The initial crediting rate is largely a function of:

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

     In 2008, a significant portion of our new annuity sales were "bonus interest" products. The initial crediting rate on these products specifies a bonus crediting rate of 3.0 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2008, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.6 percent.

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

     SPIAs accounted for $33.1 million, or .7 percent, of our total premiums collected in 2008. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.8 percent at December 31, 2008.

Life Insurance

Life insurance premium collections (dollars in millions)

                                                                                     2008       2007        2006
                                                                                     ----       ----        ----
    Interest-sensitive life products:
       Bankers Life...............................................................  $ 63.7     $ 63.4      $ 62.2
       Colonial Penn..............................................................      .5         .5          .6
       Conseco Insurance Group....................................................   202.5      214.0       235.0
                                                                                    ------     ------      ------

          Total interest-sensitive life premium collections.......................   266.7      277.9       297.8
                                                                                    ------     ------      ------

    Traditional life:
       Bankers Life...............................................................   145.7      136.6       122.0
       Colonial Penn..............................................................   173.6      113.2        96.6
       Conseco Insurance Group....................................................    67.3       73.3        79.6
                                                                                    ------     ------      ------

          Total traditional life premium collections..............................   386.6      323.1       298.2
                                                                                    ------     ------      ------

    Total life insurance premium collections......................................  $653.3     $601.0      $596.0
                                                                                    ======     ======      ======

     Life products include traditional and interest-sensitive life insurance products. These products are currently sold through Bankers Life, Conseco Insurance Group and Colonial Penn. During 2008, we collected life insurance premiums of $653.3 million, or 14 percent, of our total collected premiums. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

     Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide whole life insurance with adjustable rates of return related to current interest rates. They accounted for $266.7 million, or 5.9 percent, of our total collected premiums in 2008. These products are marketed by professional independent producers and, to a lesser extent, career agents (including professional independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include equity-indexed universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular stock index during a specified time period.

     Traditional Life. These products accounted for $386.6 million, or 8.5 percent, of our total collected premiums in 2008. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through professional independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies, which we continue to market on a limited basis, combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time -- typically 10, 15, 20 or 30 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

     Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $168.5 million, or 3.7 percent, of our total collected premiums in 2008. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $30,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

     Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $32.1 million, or .7 percent, of our total collected premiums in 2008.

     INVESTMENTS

     40|86 Advisors, Inc. ("40|86 Advisors"), a registered investment adviser and wholly-owned subsidiary of Conseco, Inc., manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $18.9 billion of assets (at fair value) under management at December 31, 2008, of which $18.1 billion were assets of our subsidiaries and $.8 billion were assets managed for third parties. Our general account investment strategies are to:

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

     During 2008, 2007 and 2006, we recognized net realized investment losses of $262.4 million, $158.0 million and $46.6 million, respectively, excluding any such amounts included in discontinued operations. During 2008, net realized investment losses were comprised of: (i) $100.1 million of net losses from the sales of investments (primarily fixed maturities); and (ii) $162.3 million of writedowns of investments for other than temporary declines in fair value. A substantial portion of the net investment losses realized on sales of investments in 2007 were recognized on the sale of securities collateralized by sub prime residential mortgage loans. We decided to sell these securities given our concerns regarding the effect future adverse developments could have on the value of these securities. For further information on our sub prime holdings, refer to the caption entitled "Other Investments" in the "Investments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Investment activities are an integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2008, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 6.0 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.5 percent.

     We manage the equity-based risk component of our equity-indexed annuity products by:

     o    purchasing equity-based options with similar payoff characteristics;
          and

     o adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

     The price of the options we purchase to manage the equity-based risk component of our equity-indexed annuities varies based on market conditions. The price of the options generally increases with increases in the volatility of the applicable indices, which may either reduce the profitability of the equity-indexed products or cause us to lower participation rates. Accordingly, volatility of the indices adds uncertainty regarding the profitability of our equity-indexed products. We attempt to mitigate this risk by adjusting the participation rates to reflect the change in the cost of such options.

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

     We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2008, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 7.6 years and the duration of our insurance liabilities was approximately 7.8 years. The difference between these durations indicates that our investment portfolio had a shorter duration and, consequently, was less sensitive to interest rate fluctuations than that of our liabilities at that date. We generally seek to minimize the gap between asset and liability durations.

     For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Investments."

     COMPETITION

     The markets in which we operate are highly competitive. Our current ratings have had an adverse impact on our ability to compete in certain markets. Compared to Conseco, many companies in the financial services industry are larger, have greater capital, technological and marketing resources, have better access to capital and other sources of liquidity at a lower cost, offer broader and more diversified product lines and have larger staffs. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors, including pricing, service provided to distributors and policyholders and ratings. Conseco's subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing companies.

     In the individual health insurance business, companies compete primarily on the bases of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See "Insurance Underwriting" and "Governmental Regulation" for additional information. In addition to competing with the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

     We believe that the volatility in the financial markets in the second half of 2008, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, these factors have emphasized financial strength as a significant differentiator from the perspective of consumers. The effects of the current market conditions may also lead to consolidation in the insurance industry. Although we can not predict the ultimate impact of these conditions, we believe that the strongest companies will have a competitive advantage as a result of the current circumstances.

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

     On March 4, 2009, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B" from "B+" and such ratings have been placed under review with negative implications. The "B" rating is assigned to companies that have a fair ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. A.M. Best has sixteen possible ratings. There are six ratings above our "B" rating and nine ratings that are below our rating.

     On February 26, 2009, Standard & Poor's Ratings Services ("S&P") downgraded the financial strength ratings of our primary insurance subsidiaries to "BB-" from "BB+" and the outlook remained negative for our primary insurance subsidiaries. On March 2, 2009, S&P placed the financial strength ratings of our primary insurance subsidiaries on credit watch with negative implications. A rating on credit watch with negative implications highlights the potential direction of a rating focusing on identifiable events and short-term trends that cause ratings to be placed under special surveillance by S&P. A "negative" designation means that a rating may be lowered. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. S&P has twenty-one possible ratings. There are twelve ratings above our "BB-" rating and eight ratings that are below our rating.

     On March 3, 2009, Moody's Investors Service ("Moody's") downgraded the financial strength ratings of our primary insurance subsidiaries to "Ba2" from "Ba1" and the outlook remained negative for our primary insurance subsidiaries. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are considered "vulnerable"; and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba2" offers questionable financial security and, often, the ability of these companies to meet policyholders' obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings. There are eleven ratings above our "Ba2" rating and nine ratings that are below our rating.

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

     LIABILITIES FOR INSURANCE PRODUCTS

     At December 31, 2008, the total balance of our liabilities for insurance products was $24.2 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels. For all of our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on incurred claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, or our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

     As of December 31, 2008, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by Conseco represented 21 percent of gross combined life insurance inforce and reinsurance assumed represented 2.1 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2008 were as follows (dollars in millions):

                                                                           Ceded life       A.M. Best
Name of Reinsurer                                                       insurance inforce     rating
-----------------                                                       -----------------   ---------
Swiss Re Life and Health America Inc....................................    $ 3,682.3           A
Security Life of Denver Insurance Company...............................      3,083.9           A+
Reassure America Life Insurance Company ("REALIC") (a)..................      1,482.1           A
RGA Reinsurance Company.................................................        946.9           A+
Munich American Reassurance Company.....................................        914.4           A+
Lincoln National Life Insurance Company.................................        676.1           A+
Scor Global Life Re Insurance Co of Texas...............................        562.9           A-
Hannover Life Reassurance Company.......................................        416.1           A
General Re Life Corporation.............................................        408.4           A++
All others (b)..........................................................      1,632.8
                                                                            ---------

                                                                            $13,805.9
                                                                            =========

--------------------
     (a) In addition to the life insurance business summarized above, REALIC has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $2.3 billion at December 31, 2008.
     (b) No other single reinsurer assumed greater than 3 percent of the total ceded business inforce.

     EMPLOYEES

     At December 31, 2008, we had approximately 3,700 full time employees, including 1,150 employees supporting our Bankers Life segment, 350 employees supporting our Colonial Penn segment and 2,200 employees supporting our Conseco Insurance Group segment and corporate segment. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

     o    establish guaranty associations;

     o    license agents;

     o    approve policy forms;

     o approve premium rates and premium rate increases for some lines of business such as long-term care and Medicare supplement;

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

     In accordance with an order from the Florida Office of Insurance Regulation, Washington National may not distribute funds to any affiliate or shareholder without prior notice to the Florida Office of Insurance Regulation. In addition, the RBC and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

     Our insurance subsidiaries that have long-term care business have made insurance regulatory filings seeking actuarially justified rate increases on our long-term care policies. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the insurance acquisition costs and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

     During 2006, the Florida legislature enacted a statute, known as House Bill 947, intended to provide new protections to long-term care insurance policyholders. Among other requirements, this statute requires: (i) claim experience of affiliated long-term care insurers to be pooled in determining justification for rate increases for Florida policyholders; and (ii) insurers with closed blocks of long-term care insurance to not raise rates above the comparable new business premium rates offered by affiliated insurers. The manner in which the requirements of this statute are applied to our long-term care policies in Florida (including policies subject to the order from the Florida Office of Insurance Regulation as described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations") may affect our ability to achieve our anticipated rate increases on this business.

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

     The NAIC's RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year), as follows:

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

     In January 2009, the NAIC considered, but declined, a number of reserve and capital relief requests made by the American Council of Life Insurers, acting on behalf of its member companies. These requests, if adopted, would have generally resulted in lower statutory reserve and capital requirements, effective December 31, 2008, for life insurance companies. However, notwithstanding the NAIC's action on these requests, insurance companies have the right to approach the insurance regulator in their respective state of domicile and request relief. Insurance subsidiaries of the Company requested and were granted certain permitted practices, with a beneficial impact on statutory capital as of December 31, 2008.

     The 2008 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. No assurances can be given that we will make future contributions or otherwise make capital available to our insurance subsidiaries.

     In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends. Refer to the note entitled "Statutory Information (Based on Non-GAAP Measures)" in our notes to consolidated financial statements for more information on our RBC ratios.

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

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws and federal taxation, do affect the insurance business. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some direct role in the regulation of insurance. In view of recent events involving certain financial institutions, it is possible that the federal government will heighten its oversight of insurers, possibly through a federal system of insurance regulation.

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

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2008, 2007 and 2006, we determined that a full valuation allowance was no longer necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax asset. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

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

     As of December 31, 2008, we had $911.8 million principal amount of debt outstanding under our secured credit agreement (the "Second Amended Credit Facility"). The Second Amended Credit Facility imposes a number of covenants and financial ratios as defined in the Second Amended Credit Facility that we must meet or maintain. The following describes the financial ratios and amounts as of December 31, 2008:

                                                     Covenant under the        Balance or            Margin for adverse
                                                       Second Amended          ratio as of            development from
                                                       Credit Facility      December 31, 2008     December 31, 2008 levels
                                                       ---------------      -----------------     ------------------------
       Aggregate risk-based capital ratio.........  greater than or equal          255%                Reduction to
                                                           to 250%                                     statutory capital and
                                                                                                       surplus of
                                                                                                       approximately $25
                                                                                                       million, or an
                                                                                                       increase to the risk-
                                                                                                       based capital of
                                                                                                       approximately $10
                                                                                                       million.

       Combined statutory capital and surplus.....   greater than $1,270      $1,366 million           Reduction to
                                                           million                                     combined statutory
                                                                                                       capital and surplus
                                                                                                       of approximately
                                                                                                       $96 million.

       Debt to total capitalization ratio.........    not more than 30%              28%               Reduction to
                                                                                                       shareholders' equity
                                                                                                       of approximately
                                                                                                       $273 million or
                                                                                                       additional debt of
                                                                                                       $117 million.

       Interest coverage ratio....................  greater than or equal         2.35 to 1            Reduction in cash
                                                    to 2.00 to 1 for each                              flows to the holding
                                                    rolling four quarters                              company of
                                                                                                       approximately
                                                                                                       $20 million.

     As described in the note to the consolidated financial statements entitled "Subsequent Events", on March 30, 2009, we completed an amendment to our Second Amended Credit Facility, which provides for, among other things: (i) additional margins between our current financial status and certain financial covenant requirements through June 30, 2010; (ii) higher interest rates and the payment of a fee; (iii) new restrictions on the ability of the Company to incur additional indebtedness; and (iv) the ability of the lenders to appoint a financial advisor at the Company's expense.

     These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If the lenders under our Second Amended Credit Facility would elect to accelerate the amounts due, the holders of our 3.50% Convertible Debentures due September 30, 2035 (the "Debentures") and Senior Note could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

     Our Second Amended Credit Facility also imposes restrictions that limit our ability to take certain actions, including the following:

     o    incur additional indebtedness or refinance existing indebtedness;
     o transfer or sell assets unless the net proceeds are reinvested in our insurance operations or used to reduce the amount due under the Second Amended Credit Facility;
     o    enter into mergers or other business combinations;
     o    pay cash dividends or repurchase stock; and
     o    make certain investments and capital expenditures.

     Absent a waiver or modification by the senior credit facility lenders, these restrictions impact the manner in which we operate our business and could limit the ability of the Company to be able to raise sufficient funds to repay the Debentures when due. The Debentures are putable to the Company on September 30, 2010. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further information related to the Debentures.

     S&P has assigned a "CCC" rating on our senior secured debt with a negative outlook. In S&P's view, an obligation rated "CCC" is currently vulnerable to nonpayment and is dependent upon favorable business, financial and economic conditions to meet its financial commitment on the obligation. S&P has a total of twenty-two separate categories rating senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)." There are seventeen ratings above our "CCC" rating and four ratings that are below our rating. Moody's has assigned a "Caa1" rating on our senior secured debt with a negative outlook. In Moody's view, an obligation rated "Caa1" is in poor standing and there may be present elements of danger with respect to principal or interest. Moody's has a total of twenty-one separate categories in which to rate senior debt, ranging from "Aaa (Exceptional)" to "C (Lowest Rated)." There are sixteen ratings above our "Caa1" rating and four ratings that are below our rating. A negative outlook by S&P and Moody's is an opinion regarding the likely direction of a rating over the medium term. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior debt ratings, as well as economic conditions in the credit markets generally, could severely restrict our access to and the cost of such capital.

     See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition; Liquidity of the Holding Companies" for additional information regarding the Company's liquidity.

     Our liquidity and ability to meet our holding company obligations may be constrained by the ability of our insurance subsidiaries to distribute cash to us.

     CNO and CDOC, a guarantor under the Second Amended Credit Facility, are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay administrative expenses and income taxes. CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from our non-insurance subsidiaries consisting of dividends, distributions, loans and advances. A deterioration in the financial condition, earnings or cash flow of our significant subsidiaries for any reason could hinder the ability of such subsidiaries to pay cash dividends or other disbursements to CNO and/or CDOC which would limit the ability of CNO to meet its debt service requirements and satisfy other financial obligations. In addition, we may elect to contribute additional capital to certain insurance subsidiaries to strengthen their surplus and this could limit the amount available at our insurance subsidiaries to pay dividends. Accordingly, this could limit our ability to meet debt service requirements and satisfy other holding company financial obligations.

     The obligations under our Second Amended Credit Facility are guaranteed by our current and future domestic subsidiaries, other than our insurance subsidiaries and certain immaterial subsidiaries. CDOC's guarantee under the Second Amended Credit Facility is secured by a lien on substantially all of the assets of the guarantors, including the stock of Conseco Life Insurance Company of Texas ("Conseco Life of Texas") (which is the parent of Bankers Life and Casualty Company, Bankers Conseco Life Insurance Company ("Bankers Conseco Life") and Colonial Penn), Washington National (which is the parent of Conseco Insurance Company and Conseco Life) and Conseco Health. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Second Amended Credit Facility, the stock of Conseco Life of Texas, Washington National and Conseco Health could be transferred to the lenders under such facility. Any such transfer would have a material adverse effect on our business, financial condition and results of operations, and would have a significant adverse effect on the market value of our common stock.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as "ordinary dividends". Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. This type of dividend is referred to as "extraordinary dividends". During 2008, our insurance subsidiaries paid cash dividends of $20 million to CDOC. Each of the immediate insurance subsidiaries of CDOC has negative earned surplus at December 31, 2008. Accordingly, any dividend payments from the insurance subsidiaries to the holding Company will require the prior approval of the director or commissioner of the applicable state insurance department. During 2009, we are expecting our insurance subsidiaries to pay approximately $60 million of extraordinary dividends to CDOC ($25 million of which has been approved). In addition, during 2009, we are expecting our insurance subsidiaries to pay interest of $44.5 million on surplus debentures ($21.2 million of which has been approved). The remaining dividends and surplus debenture interest payments will require prior regulatory approval. Although we believe the dividends and surplus debenture interest payments we are expecting to pay during 2009 are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals unlikely. Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party.

     In accordance with an order from the Florida Office of Insurance Regulation, Washington National may not distribute funds to any affiliate or shareholder without prior notice to the Florida Office of Insurance Regulation. In addition, the RBC and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

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

     In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher ratings and by the capital levels that we target for our insurance subsidiaries.

     The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

     The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last two fiscal years (dollars in millions):

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                       2008           2007
                                                                                       ----           ----
       Dividends...................................................................   $ 20.0         $ 50.0
       Surplus debenture interest..................................................     56.4           69.9
       Fees for services provided pursuant to service agreements...................     83.2           92.9
       Tax sharing payments........................................................      1.1            1.9
                                                                                      ------         ------

         Total paid................................................................   $160.7         $214.7
                                                                                      ======         ======

     Risks associated with current economic environment

     Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets, generally, and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

     Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. For example, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and other insurance products. In addition, this type of economic environment may result in higher lapses or surrenders of policies. Accordingly, the risks we face related to general economic and business conditions are more pronounced given the severity and magnitude of the recent adverse economic and market conditions experienced.

     More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. The manner in which poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

     o The value of our investment portfolio has declined, which has resulted in, and may continue to result in, higher realized and/or unrealized losses. For example, in 2008 the value of our investments decreased by $2.5 billion due to net unrealized losses on investments. A widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

     o Changes in interest rates also have other effects related to our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our profitability.

     o The attractiveness of certain of our products may decrease because they are linked to the equity markets and assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our products or our financial strength may cause existing customers to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing customers, which would result in lower sales and fee revenues.

     These extraordinary economic and market conditions have materially and adversely affected us. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

     Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition, our liquidity and our ability to continue to comply with the financial covenants under our Second Amended Credit Facility.

     The value of our investment portfolio is subject to numerous factors, which are difficult to predict, and are often beyond our control. These factors include, but are not limited to, the following:

     o Changes in interest rates and interest rate spreads can reduce the value of our investments as further discussed in the risk factor entitled "Changing interest rates may adversely affect our results of operations".

     o Changes in patterns of relative liquidity in the capital markets for various asset classes.

     o Changes in the ability of issuers to make timely repayments on actively managed fixed maturity investments can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 9.1 percent of our actively managed fixed maturity investments as of December 31, 2008.

     o Changes in the estimated timing of receipt of cash flows. For example, our structured security investments, which comprised 22 percent of our actively managed fixed maturity investments at December 31, 2008, are subject to risks relating to variable prepayment on the assets underlying such securities, such as mortgage loans. When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

     o Changes in the relative risk premium required in the market for a given level of risk.

     We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows (excluding any such amounts included in discontinued operations): $162.3 million in 2008; $105.5 million in 2007 (including $73.7 million of writedowns of investments which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies"); and $21.1 million in 2006. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     In the event of substantial product surrenders or policy claims, we may choose to maintain highly liquid, and potentially lower-yielding, assets, or to sell assets at a loss, thereby eroding the performance of our portfolio.

     Because a substantial portion of our operating results are derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations. In addition, losses on our investment portfolio could reduce the investment returns that we are able to credit to our customers of certain products, thereby impacting our sales and eroding our financial performance. Investment losses may also reduce the capital of our insurance subsidiaries, which may cause us to make additional capital contributions to those subsidiaries or may limit the ability of the insurance subsidiaries to make dividend payments to the holding company. In addition, future investment losses could cause us to be in violation of the financial covenants under our Second Amended Credit Facility as described in the first risk factor above.

     Deteriorating financial performance of securities collateralized by mortgage loans and commercial mortgage loans may lead to writedowns, which could have a material adverse effect on our results of operations and financial condition.

     Changes in mortgage delinquency or recovery rates, declining real estate prices, changes in credit or bond insurer credit ratings and the quality of service provided by service providers on securities in our portfolios could lead us to determine that writedowns are appropriate in the future.

     The determination of the amount of realized investment losses recorded as impairments of our investments is highly subjective and could have a material adverse effect on our operating results and financial condition.

     The determination of the amount of realized investment losses recorded as impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in realized investment gains and losses from impairments in operating results as such evaluations are revised. Our assessment of whether unrealized losses are impairments requires significant judgment and future events may occur, or additional information may become available, which may necessitate future impairments of securities in our portfolio. Historical trends may not be indicative of future impairments. For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value.

     The determination of the fair value of our fixed maturity securities results in unrealized net investment gains and losses and is highly subjective and could materially impact our operating results and financial condition.

     In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2008, our total unrealized net investment losses were $3.0 billion.

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

     For a description of current legal proceedings, see the note to the consolidated financial statements entitled "Commitments and Contingencies".

     The limited historical claims experience on our long-term care products could negatively impact our operations if our estimates prove wrong and we have not adequately set premium rates.

     In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty. This is particularly applicable to our long-term care insurance products, for which we (as well as other companies selling these products) have relatively limited historical claims experience. Long-term care products tend to have fewer claims than other health products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount and longer in duration. Also, long-term care claims are incurred much later in the life of the policy than most other supplemental health products. As a result of these traits, it is difficult to appropriately price this product. For our long-term care insurance, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain inforce longer than we assumed, then we could be required to make greater benefit payments than anticipated when the products were priced. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy has increased. Improvements in actual mortality trends relative to assumptions may adversely affect our profitability.

     Our Bankers Life segment has offered long-term care insurance since 1985. Recently, the claims experience on our Bankers Life long-term care blocks has generally been higher than our pricing expectations and, the persistency of these policies has been higher than our pricing expectations which may result in higher benefit ratios in the future.

     After the transfer of Senior Health to an independent trust, we continue to hold long-term care business acquired through previous acquisitions. The premiums collected from this block totaled $33.7 million in 2008. The experience on this acquired block has generally been worse than the acquired companies' original pricing expectations. We have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, this block experienced benefit ratios of 169.6 percent in 2008, 192.4 percent in 2007 and 224.4 percent in 2006. If future claims experience proves to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected. In addition, such rate increases may cause existing policyholders to allow their policies to lapse.

     The results of operations of our insurance business will decline if our premium rates are not adequate or if we are unable to obtain regulatory approval to increase rates.

     We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, maintenance costs to administer the policies and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors, but we cannot predict with certainty the future actual claims on our products. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates to the extent necessary to offset the unfavorable claims experience, our financial results will be adversely affected.

     We review the adequacy of our premium rates regularly and file proposed rate increases on our health insurance products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our financial results will be adversely affected. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we would be required to recognize a loss and establish a premium deficiency reserve. During 2008, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy or premium deficiency reserves primarily related to long-term care and annuity policies. Total asset adequacy or premium deficiency reserves for Washington National, Conseco Insurance Company and Bankers Conseco Life were $53.3 million, $20.0 million and $19.5 million, respectively, at December 31, 2008. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy reserves is subject to numerous actuarial assumptions, including the Company's ability to change nonguaranteed elements related to certain products consistent with contract provisions.

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

     The benefit ratio for our long-term care products included in the Conseco Insurance Group segment has increased in recent periods and was 169.6 percent during 2008. We will have to continue to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected.

     As a result of higher persistency and resultant higher claims in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we have been seeking approval from regulatory authorities for rate increases on portions of this business. Many of the rate increases have been approved by regulators and implemented. However, it is possible that we will not be able to obtain approval for all or a portion of the premium rate increases from currently pending requests or future requests. If we are unable to obtain these rate increases, the profitability of these policies and the performance of this block of business will be adversely affected. In addition, such rate increases may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

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

     We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed the weakness or if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting.

     We did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for some of our insurance products. We previously identified a material weakness in internal controls over the actuarial reporting processes related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Bankers Life segment, Conseco Insurance Group segment, and the long-term care business reflected in discontinued operations. Remediation efforts to enhance controls over the actuarial reporting process continued in 2008 and the control deficiencies in the actuarial reporting process related to the design of controls over the completeness and accuracy of certain inforce policies in our Bankers Life and long-term care business reflected in discontinued operations were remediated, and the new controls were determined to be effective. However, a material weakness relating to the actuarial reporting process in our Conseco Insurance Group segment continued to exist as of December 31, 2008.

     These control deficiencies resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the years ended December 31, 2006, December 31, 2007 and December 31, 2008. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. In addition, we face the risk that, notwithstanding our efforts to date to identify and remedy all material errors in those financial statements, we may discover other errors in the future and that the cost of identifying and remedying the errors and remediating our material weakness in internal controls will be high and have a material adverse effect on our financial condition and results of operation. See Item 9A of this annual report for additional information.

     Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing NOLs.

     As of December 31, 2008, we had approximately $4.8 billion of federal tax NOLs and $1.2 billion of capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.1 billion, expiring in years 2009 through 2028. The timing and manner in which Conseco will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended.
Section 382 imposes limitations on a corporation's ability to use its NOLs when it undergoes an "ownership change." Because Conseco underwent an ownership change as the result of its reorganization, the Section 382 limitation applies to the Company. Losses that are subject to the current Section 382 limitation may only be utilized by the Company up to approximately $142 million per year, with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2009 will be approximately $662 million (including $520 million of unused amounts carried forward from prior years).

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding Debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit) on the use of our NOLs to offset future taxable income and that new limitation would apply to all of our NOLs (as compared to our current limitation which only applies to a portion of our carryforwards). The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 5.4 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. The writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 would likely cause us to breach the debt to equity covenant of our Second Amended Credit Facility. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs. In January 2009, the Company's Board of Directors adopted a Section 382 Rights Plan (the "Rights Plan") which is designed to protect shareholder value by preserving the value of our NOLs. See the "Income Taxes" footnote to our financial statements contained herein for additional information regarding the Rights Plan, our tax loss carryforwards and other tax matters.

     The value of our deferred tax asset may be impaired to the extent our future profits are less than we have projected; and such impairment may have a material adverse effect on our results of operations and our financial condition.

     As of December 31, 2008, we had deferred tax assets of $2.1 billion. During 2008, we increased the deferred tax valuation allowance by $856.2 million. The $856.2 million increase to our valuation allowance during 2008 included increases of: (i) $452 million of deferred tax assets related to Senior Health, which was transferred to an independent trust during 2008; (ii) $298 million related to our reassessment of the recovery of our deferred tax assets in accordance with GAAP, following the additional losses incurred as a result of the transaction to transfer Senior Health to an independent trust; (iii) $60 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit; and (iv) $45 million related to the projected additional future expense following the modifications to our Second Amended Credit Facility as described in the note to these consolidated financial statements entitled "Subsequent Events." Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire. This assessment requires significant judgment. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a material adverse effect upon our earnings in the future.

     Concentration of our investment portfolios in any particular sector of the economy or type of asset may have an adverse effect on our financial position or results of operations.

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

     Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2008 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

     Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities which results in reduced net income and shareholders' equity.

     Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables of mortality, morbidity, lapse rates, investment experience and expense levels. For our health insurance business, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement, incurred but not reported claims, and a reserve for the present value of amounts on incurred claims not yet due. We establish reserves based on assumptions and estimates of factors either established at the fresh-start date for business inforce then or considered when we set premium rates for business written after that date.

     Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life and Conseco Insurance Group segments. The benefit ratios for our long-term care products in our Bankers Life segment were 107.6 percent, 102.0 percent and 94.5 percent in 2008, 2007 and 2006, respectively. The benefit ratios for our long-term care products in our Conseco Insurance Group segment were 169.6 percent, 192.4 percent and 224.4 percent in 2008, 2007 and 2006, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

     Our operating results will suffer if policyholder surrender levels differ significantly from our assumptions.

     Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2008, approximately 20 percent of our total insurance liabilities, or approximately $4.8 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

     Changing interest rates may adversely affect our results of operations.

     Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and, in some cases, employ hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2008, approximately 41 percent of our insurance liabilities were subject to interest rates that may be reset annually; 40 percent had a fixed explicit interest rate for the duration of the contract; 14 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the market value and performance of our investments in general and specifically on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities. We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

     We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios. These simulations help us measure the potential gain or loss in fair value of our interest-sensitive financial instruments. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2008, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 7.6 years, and the duration of our insurance liabilities was approximately 7.8 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $185 million if interest rates were to increase by 10 percent from rates as of December 31, 2008. This compares to a decline in fair value of $490 million based on amounts and rates at December 31, 2007. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

     Our financial position may be negatively impacted if we are unable to achieve our goals for 2009.

     We have identified a number of goals for 2009, including maintaining strong growth at Bankers Life, improving earnings stability and reducing volatility and reducing our enterprise exposure to long-term care business. The most consistent components of our operations in recent years have been Bankers Life and Colonial Penn, and the continued growth and profitability of those businesses is critical to our overall results. The failure to achieve these and our other goals for 2009 could have a material adverse effect on our results of operations, financial condition and the price of our common stock.

     A failure to improve the financial strength ratings of our insurance subsidiaries or a decline from the current ratings could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

     An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurer's products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P and Moody's are "B
(Fair)," "BB-" and "Ba2," respectively. A.M. Best has sixteen possible ratings. There are six ratings above our "B" rating and nine ratings that are below our rating. S&P has twenty-one possible ratings. There are twelve ratings above our "BB-" rating and eight ratings that are below our rating. Moody's has twenty-one possible ratings. There are eleven ratings above our "Ba2" rating and nine ratings that are below our rating. Most of our competitors have higher financial strength ratings and, to be competitive over the long term, we believe it is critical to achieve improved ratings.

     If we fail to achieve ratings upgrades from A.M. Best or if our ratings are further downgraded, we may experience declining sales of certain of our insurance products, defections of our independent and career sales force, and increased policies being redeemed or allowed to lapse. These events would adversely affect our financial results, which could then lead to ratings downgrades.

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

     In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while our Bankers Life segment ranked fourth in annualized premiums of individual long-term care insurance in 2007 with a market share of approximately
5.4 percent, the top three writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 57 percent during the period. In addition, while our Bankers Life segment was ranked fourth in direct premiums earned for individual Medicare supplement insurance in 2007 with a market share of 3.8 percent, the top writer of individual Medicare supplement insurance had direct premiums with a market share of 15.5 percent during the period.

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

     We sell deferred annuities and some forms of life insurance that are attractive, in part, because policyholders generally are not subject to United States Federal income tax on increases in policy values until some form of distribution is made. Congress has enacted legislation to lower marginal tax rates, to reduce the federal estate tax gradually over a ten-year period (with total elimination of the federal estate tax in 2010) and to increase contributions that may be made to individual retirement accounts and 401(k) accounts. While these tax law changes are scheduled to expire at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products because the benefit of tax deferral is lessened when tax rates are lower and because fewer people may purchase these products when they can contribute more to individual retirement accounts and 401(k) accounts. Additionally, Congress has considered, from time to time, other possible changes to U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products. Such a change would make these products less attractive to prospective purchasers and therefore would likely cause our sales of these products to decline.

     We face risk with respect to our reinsurance agreements.

     We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2008, our reinsurance receivables totaled $3.3 billion. Our ceded life insurance inforce totaled $13.8 billion. Our nine largest reinsurers accounted for 88 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

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

     Our Bankers Life segment is primarily administered from a facility in downtown Chicago, Illinois. Bankers Life has approximately 222,000 square feet leased under an agreement which expires in 2018. In addition, Bankers Life leases approximately 114,000 square feet of space in its former location, the Merchandise Mart. Approximately 75 percent of that space is subleased through November 2013, the early termination date of the lease. We also lease 241 sales offices in various states totaling approximately 710,000 square feet. These leases are short-term in length, with remaining lease terms expiring between 2009 and 2015.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      Executive Officers of the Registrant

      Officer                                                             Positions with Conseco, Principal
    Name and Age (a)                                 Since             Occupation and Business Experience (b)
    ----------------                                 -----             --------------------------------------
C. James Prieur, 57................................  2006     Since September 2006, chief executive officer.  From April 1999 until
                                                              September 2006, president and chief operating officer of Sun Life
                                                              Financial, Inc. and chief operating officer of its principal subsidiary, Sun Life Assurance Company.

Edward J. Bonach, 55...............................  2007     Since May 2007, executive vice president and chief financial officer.
                                                              From 2002 until 2007, Mr. Bonach served as chief financial officer of National Life Group.

Russell M. Bostick, 52.............................  2005     Since August 2008, executive vice president of technology and operations.  From 2005 until August 2008, executive vice president and chief information officer.  From 1998 until 2005, chief technology officer of Chase Insurance and its predecessors.

Eric R. Johnson, 48................................  1997     Since September 2003, president and chief executive officer of 40|86
                                                              Advisors, Conseco's wholly-owned registered investment advisor.  Mr.
                                                              Johnson has held various investment management positions since joining
                                                              Conseco in 1997.

John R. Kline, 51..................................  1990     Since July 2002, senior vice president and chief accounting officer.
                                                              Mr. Kline has served in various accounting and finance capacities with Conseco since 1990.

Susan L. Menzel, 43................................  2005     Since May 2005, executive vice president, human resources.  From 2004 to May 2005, senior vice president, human resources of APAC Customer
                                                              Services. From 1997 to 2004, vice president, human resources of Sears
                                                              Roebuck.

Christopher J. Nickele, 52.........................  2005     Since October 2005, executive vice president, product management.
                                                              From 2002 until September 2005, vice president - product development of Lincoln National Corporation.

Scott R. Perry, 46.................................  2001     Since 2006, president of Bankers Life.  Employed in various capacities for Bankers Life since 2001.

Steven M. Stecher, 48..............................  2004     Since August 2008, president of Conseco Insurance Group.  From January
                                                              2007 until August 2008, executive vice president, operations.  From
                                                              August 2004 until January 2007, executive vice president of Conseco
                                                              Insurance Group.  From 2003 until May 2004 chief information officer of Orix Financial Services.  From 1997 until 2002, Mr. Stecher held several executive positions with ING Americas, including chief information officer, vice president of strategic marketing and head of shared services.

Matthew J. Zimpfer, 41.............................  2008     Since June 2008, executive vice president and general counsel. Mr.
                                                              Zimpfer has held various legal positions since joining Conseco in
                                                              1998.

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

                                     PART II
                                     -------

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     MARKET INFORMATION

     The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2007. There have been no dividends paid or declared on our common stock during this period.

Period                                                              Market price
                                                                ------------------
                                                                High           Low
                                                                ----           ---
2007:
    First Quarter...........................................  $20.46          $16.56
    Second Quarter..........................................   21.25           17.25
    Third Quarter...........................................   21.02           13.25
    Fourth Quarter..........................................   16.26           12.05

2008:
    First Quarter...........................................  $12.64           $8.71
    Second Quarter..........................................   12.34            9.62
    Third Quarter...........................................   10.16            3.06
    Fourth Quarter..........................................    5.21            1.31

     As of February 19, 2009, there were approximately 55,700 holders of the outstanding shares of common stock, including individual participants in securities position listings.

     PERFORMANCE GRAPH

     The Performance Graph below compares Conseco's cumulative total shareholder return on its common stock for the period from December 31, 2003 through December 31, 2008 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the Dow Jones Life Insurance Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2003 in each of Conseco common stock, the stocks included in the S&P 500 Index and the stocks included in the Dow Jones Life Insurance Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of Conseco's common stock.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
         AMONG CONSECO, S&P 500 INDEX AND DOW JONES LIFE INSURANCE INDEX

                                [GRAPHIC OMITTED]

                        Cumulative Total Returns                     12/31/03 12/31/04 12/31/05 12/31/06 12/31/07 12/31/08
                                                                     -------- -------- -------- -------- -------- --------
                        DJ Life Insurance Index                      $  100   $  121   $  148    $  167   $  178    $  88
                        S&P 500 Index                                $  100   $  111   $  116    $  135   $  142    $  90
                        Conseco, Inc.                                $  100   $   92   $  106    $   92   $   58    $  24

     DIVIDENDS

     The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future, and is currently limited in doing so pursuant to our debt agreements. Please refer to "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity of the Holding Companies" for further discussion of these restrictions.

       ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       Total number of            Maximum number (or
                                                                      shares (or units)        approximate dollar value)
                              Total             Average price         purchased as part        of shares (or units) that
                        number of shares       paid per share       of publicly announced        may yet be purchased
      Period              (or units)(a)           (or unit)           plans or programs     under the plans or programs(b)
      ------              ----------              ---------           -----------------     ---------------------------
                                                                                                 (dollars in millions)
October 1 through
    October 31........          10,648               $3.74                     -                          $262.8

November 1 through
    November 30.......            -                   -                        -                           262.8

December 1 through
    December 31.......            918                 3.39                     -                           262.8
                                -----                                      -------

Total.................          11,566                3.71                     -                           262.8
                                ======                                     =======

------------
     (a) The Company purchased these shares in connection with employee benefit compensation plans. Such purchases are not included against the maximum number of shares that may be purchased as part of our publicly announced share repurchase program.
     (b) On December 21, 2006, the Company announced a common share repurchase program of up to $150 million. On May 8, 2007, the Company announced that the maximum amount that was authorized under the common share repurchase program had been increased to $350 million.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information, as of December 31, 2008, relating to our common stock that may be issued under the Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

                                                                                                Number of securities
                                                                                               remaining available for
                                       Number of securities          Weighted-average           future issuance under
                                    to be issued upon exercise       exercise price of           equity compensation
                                      of outstanding options,      outstanding options,      plans (excluding securities
                                        warrants or rights          warrants or rights        reflected in first column)
                                        ------------------          ------------------        --------------------------
Equity compensation plans
    approved by security holders......        5,864,451                    $16.94                     1,153,732
Equity compensation plans not
    approved by security holders......             -                         -                             -
                                              ---------                    ------                     ---------

Total.................................        5,864,451                    $16.94                     1,153,732
                                              =========                    ======                     =========

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                            Years ended December 31,
                                                              -----------------------------------------------------
                                                               2008       2007       2006         2005       2004
                                                               ----       ----       ----         ----       ----
(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA (a)
Insurance policy income.................................    $3,253.6    $2,895.7    $2,696.4     $2,620.9   $2,611.2
Net investment income...................................     1,178.8     1,369.8     1,350.8      1,222.8    1,178.8
Net realized investment gains (losses) .................      (262.4)     (158.0)      (46.6)        (3.3)      36.7
Total revenues..........................................     4,189.7     4,131.3     4,019.8      3,865.1    3,848.2
Interest expense........................................        97.8       117.3        73.5         58.3       79.5
Total benefits and expenses.............................     4,177.3     4,141.3     3,853.1      3,459.4    3,470.3
Income (loss) before income taxes, minority
  interest, discontinued operations and
  cumulative effect of accounting change................        12.4       (10.0)      166.7        405.7      377.9
Income tax expense......................................       416.4        64.0        61.0        144.1      132.5
Income (loss) before discontinued operations............      (404.0)      (74.0)      105.7        261.6      245.4
Discontinued operations, net of income taxes............      (722.7)     (105.9)         .3         51.1       44.3
Net income (loss).......................................    (1,126.7)     (179.9)      106.0        312.7      289.7
Preferred stock dividends ..............................         -          14.1        38.0         38.0       65.5
Net income (loss) applicable to common stock............    (1,126.7)     (194.0)       68.0        274.7      224.2

PER SHARE DATA
Income (loss) before discontinued operations, basic.....      $(2.19)    $  (.51)     $  .45       $ 1.48     $ 1.36
Income (loss) before discontinued operations, diluted...       (2.19)       (.51)        .45         1.41       1.31
Net income, basic.......................................       (6.10)      (1.12)        .45         1.82       1.70
Net income, diluted.....................................       (6.10)      (1.12)        .45         1.69       1.59
Book value per common share outstanding.................        8.76       22.94       26.50        25.27      21.34
Weighted average shares outstanding for
  basic earnings........................................       184.7       173.4       151.7        151.2      132.3
Weighted average shares outstanding for
  diluted earnings......................................       184.7       173.4       152.5        185.0      155.9
Shares outstanding at period-end........................       184.8       184.7       152.2        151.5      151.1

BALANCE SHEET DATA - AT PERIOD END (a)
Total investments.......................................   $18,647.5   $21,324.5   $23,768.8    $23,424.6  $22,169.5
Total assets............................................    28,769.7    33,971.2    33,593.1     32,886.8   31,478.0
Corporate notes payable.................................     1,328.7     1,193.7     1,000.8        851.5      768.0
Total liabilities.......................................    27,150.5    29,735.3    28,893.0     28,389.5   27,586.1
Shareholders' equity....................................     1,619.2     4,235.9     4,700.1      4,497.3    3,891.9

STATUTORY DATA(b) - AT PERIOD END
Statutory capital and surplus...........................    $1,311.5    $1,336.2    $1,554.5     $1,603.8   $1,510.0
Asset valuation reserve ("AVR").........................        55.0       161.3       179.1        142.7      117.0
Total statutory capital and surplus and AVR.............     1,366.5     1,497.5     1,733.6      1,746.5    1,627.0

--------------------
     (a) As a result of the Transfer, as further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of our long-term care business is presented as discontinued operations in our consolidated financial statements and prior periods have been restated to conform with the current year presentation.
     (b) We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP, and include amounts related to our discontinued operations in 2007, 2006, 2005 and 2004.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at December 31, 2008, and the consolidated results of operations for the years ended December 31, 2008, 2007 and 2006 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" in Item 1A provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

     o general economic, market and political conditions, including the performance and fluctuations of the financial markets which may affect our ability to raise capital or refinance our existing indebtedness and the cost of doing so;

     o our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

     o our ability to generate sufficient liquidity to meet our debt service obligations and other cash needs;

     o our ability to obtain adequate and timely rate increases on our supplemental health products, including our long-term care business;

     o the receipt of required regulatory approvals for dividend and surplus debenture interest payments from our insurance subsidiaries;

     o mortality, morbidity, the increased cost and usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

     o changes in our assumptions related to the cost of policies produced or the value of policies inforce at the Effective Date;

     o the recoverability of our deferred tax assets and the effect of potential tax rate changes on its value;

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

     o our ability to complete the remediation of the material weakness in internal controls over our actuarial reporting process and to maintain effective controls over financial reporting;

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

     o regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, such as the payment of dividends and surplus debenture interest to us, regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; and

     o changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products.

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

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments. Prior to the fourth quarter of 2008, we had a fourth segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. As a result of the Transfer, as further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of the long-term care business in the other business in run-off segment is presented as discontinued operations in our consolidated financial statements. Accordingly, we have restated all prior year segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through approximately 5,500 career agents and sales managers. Bankers Life and Casualty Company markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry.

     o Colonial Penn, which consists of the business of Colonial Penn, markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through approximately 400 IMOs that represent over 2,400 independent producing agents, including approximately 575 from PMA. This segment markets its products under the "Conseco" and "Washington National" brand names. Conseco Insurance Group includes the business of Conseco Health, Conseco Life, Conseco Insurance Company and Washington National. This segment also includes blocks of long-term care and other health business of these companies that we no longer market or underwrite.

     For the year ended December 31, 2008, net loss applicable to common stock totaled $1,126.7 million, or $6.10 per diluted share.

Our major goals for 2009 include:

     o Managing capital and liquidity to maintain compliance with debt covenants.

     o    Maintaining strong growth at Bankers Life.

     o Continuing to improve the focus and profitability mix of sales at Conseco Insurance Group.

     o    Improving earnings stability and reducing volatility.

     o Completing the remediation project relating to our material weakness in internal controls.

     o Continuing to reduce our enterprise exposure to long-term care business.

     o Improving profitability of existing lines of business or disposing of underperforming blocks of business.

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

     Investments

     At December 31, 2008, the carrying value of our investment portfolio was $18.6 billion.

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

     We regularly evaluate our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific circumstances and developments. When we conclude that a decline in a security's net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. During the year ended December 31, 2008, writedowns of investments included: (i) $162.3 million of writedowns of investments for other than temporary declines in fair value; and
(ii) $380.5 million of writedowns of investments (classified as discontinued operations - which were transferred to an independent trust as further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust") as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value.

     Our evaluation of investments for impairment requires significant judgments, including: (i) the identification of potentially impaired securities;
(ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other than temporary.

     Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event-driven, credit-driven or a result of changes in market risk premium or interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) our view of the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase;
(vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values. At December 31, 2008, our net accumulated other comprehensive income (loss) included gross unrealized losses on fixed maturity securities of $3.2 billion, which we consider to be temporary declines in estimated fair value.

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

     As defined in Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. We hold fixed maturities, equity securities, derivatives and separate account assets, which are carried at fair value.

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

     Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains. In certain circumstances, including those in which securities are selling at prices which exceed our view of their current fair value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2008, we sold $.8 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $177.3 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

     The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the value of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described below. We expect to amortize approximately 14 percent of the December 31, 2008 balance of value of policies inforce in 2009, 12 percent in 2010, 11 percent in 2011, 9 percent in 2012 and 7 percent in 2013.

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

     During the fourth quarter of 2008, we were required to accelerate the amortization of insurance acquisition costs related to a block of equity-indexed annuities. This block of business experienced higher than anticipated surrenders during the year. These annuities also have a market value adjustment ("MVA") feature, which effectively reduced (or in some cases, eliminated) the charges paid upon surrender in the fourth quarter of 2008 as the 10-year treasury rate dropped. The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of this block to approximately break-even. We recognized additional amortization of approximately $5 million related to the actual and expected future changes in the experience of this block. We continue to hold insurance acquisition costs of approximately $80 million related to these products, which we determined are recoverable. Results for this block are expected to exhibit increased volatility in the future, because almost all of the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

     During the fourth quarter of 2008, a detailed analysis was performed on a universal life block of business that led to the changes in our assumptions of future mortality, surrenders, premium persistency, expenses and investment income. We recognized additional amortization expense of approximately $8 million to reflect changes in our estimates of future policyholder assumptions on our universal life business, net of planned increases to associated policyholder charges.

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

     When lapses of our insurance products exceed levels assumed in determining the amortization of insurance intangibles, we adjust amortization to reflect the change in future premiums or estimated gross profits resulting from the unexpected lapses. We recognized additional amortization expense of $7.9 million during the first six months of 2006 as a result of higher than expected lapses of our Medicare supplement products. We believe the unexpected lapses were primarily related to premium rate increases and competition from companies offering Medicare Advantage products. During the first nine months of 2006, we changed our estimates of the future gross profits of certain universal life products, which under certain circumstances are eligible for interest bonuses in addition to the declared base rate. These interest bonuses are not required in the current crediting rate environment and our estimates of future gross profits have been changed to reflect the discontinuance of the bonus. We reduced amortization expense by $4.0 million during the first six months of 2006 as a result of this change. There have been no other significant changes to assumptions used to amortize insurance acquisition costs during 2008, 2007 or 2006. Revisions to assumptions in future periods could have a significant adverse or favorable effect on our results of operations and financial position.

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We decreased amortization expense for such changes by $21.5 million, $35.7 million and $10.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. We limit the total adjustment related to unrealized losses to the total of the costs capitalized plus interest (or the total value of policies inforce recognized at the Effective Date plus interest with respect to the value of policies inforce at the Effective Date) related to insurance policies issued in a particular year (or policies inforce at the Effective Date with respect to the value of policies inforce at the Effective Date). The investment environment during the fourth quarter of 2008 resulted in significant net unrealized losses in our actively managed fixed maturity investment portfolio. The total adjustment to accumulated other comprehensive income related to the change in the cost of policies produced for the negative amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value would have resulted in the balance of the cost of policies produced exceeding the total of costs capitalized plus interest for annuity blocks of business issued in certain years. Accordingly, the adjustment made to the cost of policies produced and accumulated other comprehensive income was reduced by $206 million. The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was an increase of $265.8 million at December 31, 2008.

     At December 31, 2008, the balance of insurance acquisition costs was $3.3 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

                                                                     Estimated adjustment to
                                                                          income before
                                                                      income taxes based on
Change in assumptions                                           revisions to certain assumptions
                                                                --------------------------------
                                                                      (dollars in millions)
   Universal life-type products (a):
      5% increase to assumed mortality..................................    $ (80.5)
      5% decrease to assumed mortality..................................      103.3
      15% increase to assumed expenses..................................      (22.1)
      15% decrease to assumed expenses..................................       22.1
      10 basis point decrease to assumed spread.........................      (21.5)
      10 basis point increase to assumed spread.........................       21.2
      10% increase to assumed lapses....................................       (7.3)
      10% decrease to assumed lapses....................................        7.8

   Investment-type products:
      20% increase to assumed surrenders................................      (33.0)
      20% decrease to assumed surrenders................................       44.7
      15% increase to assumed expenses..................................       (3.8)
      15% decrease to assumed expenses..................................        4.0
      10 basis point decrease to assumed spread.........................      (21.9)
      10 basis point increase to assumed spread.........................       21.9

   Other than universal life and investment-type products (b):
      5% increase to assumed morbidity..................................     (305.0)
      50 basis point decrease to investment earnings rate...............     (231.5)
      15% increase to assumed expenses..................................      (13.9)
      10% decrease to assumed lapses....................................      (27.4)

--------------------
     (a) A significant portion of our universal life-type products inforce are in loss recognition status. A favorable change in experience on such blocks may slow down future amortization; however, the current period adjustment to insurance acquisition costs would be small. This causes the downside sensitivities above to be lower in magnitude than the upside results.
     (b) We have excluded the effect of reasonably likely changes in mortality, lapse, surrender and expense assumptions for policies other than universal life and investment-type products. Our estimates indicate such changes would not result in any portion of the $2.2 billion balance of unamortized insurance acquisition costs related to these policies being unrecoverable.

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

     The following summarizes the pre-tax income (loss) of the PDP business (dollars in millions):

                                                                    2008           2007         2006
                                                                    ----           ----         ----
       Insurance policy income................................      $67.1          $70.8        $74.4
       Fee revenue and other..................................        2.6            2.4          5.3
                                                                    -----          -----        -----

         Total revenues.......................................       69.7           73.2         79.7
                                                                    -----          -----        -----

       Insurance policy benefits..............................       62.3           57.2         59.6
       Commission expense.....................................        6.0            6.4          8.7
       Other operating expenses...............................        2.1            1.0          6.5
                                                                    -----          -----        -----

         Total expense........................................       70.4           64.6         74.8
                                                                    -----          -----        -----

         Pre-tax income (loss)................................      $ (.7)         $ 8.6        $ 4.9
                                                                    =====          =====        =====

     Private-Fee-For-Service

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry's PFFS plan, beginning January 1, 2007. The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with a specified percentage of the net premiums and related profits.

     We receive distribution fees from Coventry and we pay sales commissions to our agents for these enrollments. In addition, we receive a specified percentage of the income (loss) related to this business pursuant to a quota-share agreement with Coventry.

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

     The following summarizes the pre-tax income (loss) of the PFFS business (dollars in millions):

                                                                        2008      2007
                                                                        ----      ----
              Insurance policy income............................      $229.0    $100.8
              Fee revenue and other..............................         8.3       8.6
                                                                       ------    ------

                  Total revenues.................................       237.3     109.4
                                                                       ------    ------

              Insurance policy benefits..........................       221.8      82.7
              Commission expense.................................         8.0       4.2
              Other operating expenses...........................        12.7       8.8
                                                                       ------    ------

                  Total expense..................................       242.5      95.7
                                                                       ------    ------

              Pre-tax income (loss)..............................      $ (5.2)   $ 13.7
                                                                       ======    ======

     Large Group Private-Fee-For-Service Blocks

     During 2007 and 2008, Conseco entered into three quota-share reinsurance agreements with Coventry related to the PFFS business written by Coventry under certain group policies. Conseco receives a specified percentage of the net premiums and related profits associated with this business as long as the ceded revenue margin is less than or equal to five percent. Conseco receives a specified percentage of the net premiums and related profits on the ceded margin in excess of five percent. In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and will terminate the last agreement on June 30, 2009. The following summarizes the premiums assumed, related expenses and pre-tax income of this business (dollars in millions):

                                                                        2008      2007
                                                                        ----      ----
              Premiums assumed...................................      $313.5     $99.8
                                                                       ------     -----

              Policy benefits....................................       301.1      91.2
              Commission expense.................................        12.0       4.1
                                                                       ------     -----

                  Total expenses.................................       313.1      95.3
                                                                       ------     -----

              Pre-tax income.....................................      $   .4     $ 4.5
                                                                       ======     =====

     Income Taxes

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

     Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years. Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of December 31, 2008, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings. However, because a substantial portion of the cumulative losses for the three-year period ended December 31, 2008, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past. In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

     At December 31, 2008, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future. We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at December 31, 2008, we believe that we will, more likely than not, recover $2.1 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

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

     The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or
(ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities). There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities).

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by

Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Absent an additional ownership charge, our Section 382 limitation for 2009 will be approximately $662 million (including $520 million of unused amounts carried forward from prior years).

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets because we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $260.0 million in 2006. However, we are required to continue to hold a valuation allowance of $1.2 billion at December 31, 2008 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2005.............................................  $1,043.8

         Expiration of NOL and capital loss carryforwards.......................      (6.0)
         Release of valuation allowance (a).....................................    (260.0)
                                                                                  --------

       Balance at December 31, 2006.............................................     777.8

         Increase in 2007.......................................................      68.0
         Expiration of capital loss carryforwards...............................    (157.6)
         Write-off of certain state NOLs (recovery is remote)...................     (15.3)
                                                                                  --------

       Balance at December 31, 2007.............................................     672.9

         Increase in 2008.......................................................     856.2 (b)
         Expiration of capital loss carryforwards...............................    (209.7)
         Write-off of capital loss carryforwards related to Senior Health.......    (133.2)
         Write-off of certain NOLs related to Senior Health.....................      (5.5)
                                                                                  --------

       Balance at December 31, 2008.............................................  $1,180.7
                                                                                  ========

--------------------
     (a)  There is a corresponding increase to additional paid-in capital.
     (b) The $856.2 million increase to our valuation allowance during 2008 included increases of: (i) $452 million of deferred tax assets related to Senior Health, which was transferred to an independent trust during 2008; (ii) $298 million related to our reassessment of the recovery of our deferred tax assets in accordance with GAAP, following the additional losses incurred as a result of the transaction to transfer Senior Health to an independent trust; (iii) $60 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit; and (iv) $45 million related to the projected additional future expense following the modifications to our Second Amended Credit Facility as described in the note to these consolidated financial statements entitled "Subsequent Events."

     As of December 31, 2008, we had $4.8 billion of federal NOLs and $1.2 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                       loss carryforwards(a)                                                Total loss carryforwards
                       ---------------------   Capital loss         Total loss       ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2009.......      $    -     $    -        $   86.2             $   86.2             $   -            $   86.2
     2010.......           -           .1           -                     .1                  .1               -
     2011.......           -           .1           -                     .1                  .1               -
     2012.......           -          -            63.6                 63.6                 -                63.6
     2013.......           -          -         1,010.1              1,010.1                 -             1,010.1
     2017.......          12.2        -             -                   12.2                12.2               -
     2018.......       2,152.4 (a)    -             -                2,152.4                38.1           2,114.3
     2021.......          29.6        -             -                   29.6                 -                29.6
     2022.......         207.9        -             -                  207.9                 -               207.9
     2023.......           -      2,073.7 (a)       -                2,073.7                71.1           2,002.6
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        188.4           -                  188.4                 -               188.4
     2028.......           -           .9           -                     .9                 -                  .9
                      --------   --------      --------             --------             -------          --------

     Total......      $2,402.1   $2,386.8      $1,159.9             $5,948.8             $ 121.6          $5,827.2
                      ========   ========      ========             ========             =======          ========

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

     Although FIN 48 allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in 2008 or 2007. The liability for accrued interest and penalties was not significant at December 31, 2008 or December 31, 2007.

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

     The Company adopted Statement of Financial Accounting Standards No. 123R "Accounting for Stock-Based Compensation" in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $1.9 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

     Liabilities for Insurance Products

     At December 31, 2008, the total balance of our liabilities for insurance products was $24.2 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

     We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business of Senior Health and Washington National. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

     o Florida Order - In 2004, the Florida Office of Insurance Regulation issued an order to Washington National regarding its home health care business in Florida. The order required Washington National to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

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

     In conjunction with our bankruptcy reorganization in 2003, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of our Predecessor were transferred to the Company. These loans had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2008, we have estimated that approximately $10.0 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in connection with our bankruptcy reorganization in

2003, the former holders of TOPrS (issued by our Predecessor's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. As of December 31, 2008, we had paid $19.3 million to the former holders of TOPrS and we have established a liability of $4.3 million (which is included in other liabilities), representing our estimate of the additional amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     RESULTS OF OPERATIONS:

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

     Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

     The following tables and narratives summarize the operating results of our segments (dollars in millions):

                                                                              2008              2007            2006
                                                                              ----              ----            ----
Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
      Bankers Life.......................................................    $ 171.5          $ 241.8           $265.3
      Colonial Penn......................................................       25.2             18.1             21.6
      Conseco Insurance Group............................................      121.3            (26.3)            (3.0)
      Corporate operations...............................................      (64.7)          (121.3)           (80.7)
                                                                             -------          -------           ------

                                                                               253.3            112.3            203.2
                                                                             -------          -------           ------

Net realized investment gains (losses), net of related amortization:
      Bankers Life.......................................................     (100.9)           (17.4)           (16.3)
      Colonial Penn......................................................       (1.6)             (.2)              .2
      Conseco Insurance Group............................................      (87.6)           (98.5)           (20.0)
      Corporate operations...............................................      (50.8)            (6.2)             (.4)
                                                                             -------          -------           ------

                                                                              (240.9)          (122.3)           (36.5)
                                                                             -------          -------           ------

Income (loss) before income taxes:
      Bankers Life.......................................................       70.6            224.4            249.0
      Colonial Penn......................................................       23.6             17.9             21.8
      Conseco Insurance Group............................................       33.7           (124.8)           (23.0)
      Corporate operations...............................................     (115.5)          (127.5)           (81.1)
                                                                             -------          -------           ------

       Income (loss) before income taxes.................................    $  12.4          $ (10.0)          $166.7
                                                                             =======          =======           ======

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

     General: Conseco is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Colonial Penn segment, which utilizes direct response marketing and through our Conseco Insurance Group segment, which utilizes professional independent producers.

Bankers Life (dollars in millions)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Premium collections:
     Annuities...........................................................   $ 1,224.1       $  885.5         $  997.5
     Supplemental health.................................................     1,887.0        1,546.1          1,308.3
     Life................................................................       209.4          200.0            184.2
                                                                            ---------       --------         --------

       Total collections.................................................   $ 3,320.5       $2,631.6         $2,490.0
                                                                            =========       ========         ========

Average liabilities for insurance products:
     Annuities:
         Mortality based.................................................   $   252.9       $  281.6         $  271.8
         Equity-indexed..................................................     1,203.0          787.4            500.2
         Deposit based...................................................     4,464.3        4,507.4          4,435.4
     Health..............................................................     3,880.5        3,569.7          3,310.2
     Life:
         Interest sensitive..............................................       385.9          364.2            341.5
         Non-interest sensitive..........................................       357.8          299.1            246.7
                                                                            ---------       --------         --------

          Total average liabilities for insurance
            products, net of reinsurance ceded...........................   $10,544.4       $9,809.4         $9,105.8
                                                                            =========       ========         ========

Revenues:
     Insurance policy income.............................................   $ 2,109.9       $1,780.0         $1,545.5
     Net investment income:
       General account invested assets...................................       617.1          578.7            513.3
       Equity-indexed products...........................................       (49.4)         (10.6)            12.3
       Other special-purpose portfolios..................................        (9.5)           4.2              -
     Fee revenue and other income........................................        11.0           12.0              6.0
                                                                            ---------       --------         --------

         Total revenues..................................................     2,679.1        2,364.3          2,077.1
                                                                            ---------       --------         --------

Expenses:
     Insurance policy benefits...........................................     1,879.9        1,480.6          1,216.2
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life
         products other than equity-indexed products.....................       175.7          180.9            173.6
       Equity-indexed products...........................................        34.8           23.2             20.8
     Amortization related to operations..................................       234.8          264.0            241.0
     Interest expense on investment borrowings...........................         -              -                 .1
     Other operating costs and expenses..................................       182.4          173.8            160.1
                                                                            ---------       --------         --------

         Total benefits and expenses.....................................     2,507.6        2,122.5          1,811.8
                                                                            ---------       --------         --------

Income before net realized investment losses,
     net of related amortization and income taxes........................       171.5          241.8            265.3
                                                                            ---------       --------         --------

       Net realized investment losses....................................      (116.7)         (19.9)           (19.5)
       Amortization related to net realized investment losses............        15.8            2.5              3.2
                                                                            ---------       --------         --------

           Net realized investment losses,
             net of related amortization.................................      (100.9)         (17.4)           (16.3)
                                                                            ---------       --------         --------


Income before income taxes...............................................   $    70.6       $  224.4         $  249.0
                                                                            =========       ========         ========

                                   (continued)

                         (continued from previous page)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................   $1,709.4       $1,298.0        $1,058.8
       Benefit ratio (a)..................................................      91.3%          84.4%           79.9%

     Medicare supplement:
       Insurance policy benefits..........................................     $452.3         $433.3          $436.6
       Benefit ratio (a)..................................................      70.8%          67.2%           66.6%

     PDP and PFFS:
       Insurance policy benefits..........................................     $585.1         $231.1           $59.6
       Benefit ratio (a)..................................................      96.0%          85.1%           80.0%

     Long-term care:
       Insurance policy benefits..........................................     $672.0         $633.6          $562.6
       Benefit ratio (a)..................................................     107.6%         102.0%           94.5%
       Interest-adjusted benefit ratio (b)................................      74.0%          70.8%           64.9%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $210.1 million, $193.8 million and $175.9 million in 2008, 2007 and 2006, respectively.

     Total premium collections were $3,320.5 million in 2008, up 26 percent from 2007, and $2,631.6 million in 2007, up 5.7 percent from 2006. Premium collections include $614.0 million, $277.8 million and $76.7 million in 2008, 2007, and 2006, respectively, of premiums collected pursuant to the quota-share agreements with Coventry described above under "Accounting for marketing and reinsurance agreements with Coventry". See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $10.5 billion in 2008, up 7.5 percent from 2007, and $9.8 billion in 2007, up
7.7 percent from 2006. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $609.6 million, $271.4 million and $74.4 million in 2008, 2007 and 2006, respectively, of premium income from the quota-share agreements with Coventry described above under "Accounting for marketing and reinsurance agreements with Coventry".

     Net investment income on general account invested assets (which excludes income on policyholder accounts) increased 6.6 percent, to $617.1 million, in 2008 and 13 percent, to $578.7 million, in 2007. The average balance of general account invested assets was $10.6 billion, $10.0 billion and $9.2 billion in 2008, 2007 and 2006, respectively. The average yield on these assets was 5.83 percent in 2008, 5.79 percent in 2007 and 5.59 percent in 2006. The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(67.0) million, $(11.2) million and $12.3 million in 2008, 2007 and 2006, respectively. Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivates related to equity-indexed products. Such trading account income (loss) was $17.6 million and $.6 million in 2008 and 2007, respectively. There was no such trading account income in 2006. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Our results in 2008 were affected by a reduction to earnings of $21.0 million related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $2.0 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $(9.5) million and $1.5 million in 2008 and 2007, respectively. We also recognized a death benefit of $2.7 million under the COLI in 2007.

     Fee revenue and other income was $11.0 million in 2008, compared to $12.0 million in 2007 and $6.0 million in 2006. We recognized fee income of $10.9 million, $11.0 million and $5.3 million in 2008, 2007 and 2006, respectively, pursuant to the agreements described above under "Accounting for marketing and reinsurance agreements with Coventry".

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $.5 million, $3.7 million and $9.8 million in 2008, 2007 and 2006, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 70.8 percent, 67.8 percent and 68.3 percent in 2008, 2007 and 2006, respectively. We experienced an increase in the number of incurred claims in 2008.

     The insurance policy benefits on our PDP and PFFS business result from our quota-share reinsurance agreements with Coventry as described above under "Accounting for marketing and reinsurance agreements with Coventry". We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements to assume a specified percentage of the business written by Coventry under two large group policies. During 2008, we recognized a $3 million increase in insurance policy benefits due to changes in our estimates of prior period claim costs on the PFFS business we assume from Coventry. In addition, our benefit ratio on this block has increased as a result of the recent addition of new PFFS groups through quota-share reinsurance agreements. The expected benefit ratio on the PFFS business is higher than the expected benefit ratio on the PDP business. Accordingly, the overall benefit ratio has increased since the PFFS business is now a larger percentage of the entire block. One group policy reinsurance agreement was terminated on December 31, 2008, and the other group policy reinsurance agreement will be terminated on June 30, 2009.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 107.6 percent, 102.0 percent and 94.5 percent in 2008, 2007 and 2006, respectively. The interest-adjusted benefit ratio on this business was 74.0 percent, 70.8 percent and 64.9 percent in 2008, 2007 and 2006, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $6.0 million, $7.4 million and $.5 million in 2008, 2007 and 2006, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 106.7 percent, 100.8 percent and 94.4 percent in 2008, 2007 and 2006, respectively. We experienced an increase in the number of incurred claims in 2008 and 2007.

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented these rate increases. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of December 31, 2008, all such filings had been submitted for regulatory approval, and approximately 65 percent of the rate increases had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next three to nine months. Finally, an additional rate increase on the 65 percent of the block that received an increase in 2006 was filed in the third quarter of 2008. As of December 31, 2008, approximately 65 percent of the rate increases had been approved by regulators and implemented. The remaining approvals and implementations of this rate increase are expected to occur by the end of 2009.

     During the fourth quarter of 2007, we recognized additional insurance policy benefits of $6.7 million to reflect changes in our estimates of future surrender and premium persistency rates on our universal life insurance block of business.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $175.7 million, $180.9 million and $173.6 million in 2008, 2007 and 2006, respectively. The weighted average crediting rates for these products were 3.6 percent, 3.7 percent and 3.6 percent in 2008, 2007 and 2006, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs"). Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or
(ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $234.8 million, $264.0 million and $241.0 million in 2008, 2007 and 2006, respectively. During the first six months of 2008, 2007 and 2006, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million in the first half of 2008, $25.4 million in the first half of 2007 and $7.9 million in the first half of 2006. We believe such increases were partially related to competition from Medicare Advantage products.

     Other operating costs and expenses in our Bankers Life segment were $182.4 million in 2008, up 5.0 percent from 2007 and were $173.8 million in 2007, up
8.6 percent from 2006. These fluctuations were largely due to the expenses related to the marketing and quota-share agreements with Coventry. Other operating costs and expenses include the following (dollars in millions):

                                                                                   2008             2007            2006
                                                                                   ----             ----            ----
       Expenses related to the marketing and quota-share
          agreements with Coventry............................................    $ 40.8           $ 24.5         $ 15.2
       Commission expense.....................................................      20.5             20.8           20.7
       Other operating expenses...............................................     121.1            128.5          124.2
                                                                                  ------           ------         ------

          Total...............................................................    $182.4           $173.8         $160.1
                                                                                  ======           ======         ======

     Net realized investment losses fluctuated each period. During 2008, net realized investment losses in this segment included $31.1 million of net losses from the sales of investments (primarily fixed maturities), and $85.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2007, net realized investment losses in this segment included $4.6 million of net losses from the sales of investments (primarily fixed maturities), and $15.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2006, net realized investment losses in this segment included $15.1 million of net losses from the sales of investments (primarily fixed maturities), and $4.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $15.8 million, $2.5 million and $3.2 million in 2008, 2007 and 2006, respectively.

Colonial Penn (dollars in millions)

                                                                                2008           2007            2006
                                                                                ----           ----            ----
Premium collections:
     Life.................................................................     $174.1         $113.7          $  97.2
     Supplemental health..................................................        8.9           10.4             12.0
                                                                               ------         ------          -------

       Total collections..................................................     $183.0         $124.1           $109.2
                                                                               ======         ======           ======

Average liabilities for insurance products:
     Annuities-mortality based............................................     $ 85.9         $ 88.7           $ 90.8
     Health...............................................................       20.7           22.9             25.6
     Life:
         Interest sensitive...............................................       25.0           25.9             27.6
         Non-interest sensitive...........................................      562.9          558.9            553.6
                                                                               ------         ------           ------

           Total average liabilities for insurance
             products, net of reinsurance ceded...........................     $694.5         $696.4           $697.6
                                                                               ======         ======           ======

Revenues:
     Insurance policy income..............................................     $184.8         $125.8           $112.1
     Net investment income:
       General account invested assets....................................       40.1           37.8             38.2
       Trading account income related to reinsurer accounts...............        (.5)           (.2)            (4.3)
       Change in value of embedded derivative related
         to a modified coinsurance agreement..............................        -               .2              4.3
     Fee revenue and other income.........................................        1.8             .7               .6
                                                                               ------         ------           ------

         Total revenues...................................................      226.2          164.3            150.9
                                                                               ------         ------           ------

Expenses:
     Insurance policy benefits............................................      138.2          101.0             95.1
     Amounts added to annuity and interest-sensitive life product
         account balances.................................................        1.2            1.2              1.3
     Amortization related to operations...................................       32.0           20.3             17.3
     Other operating costs and expenses...................................       29.6           23.7             15.6
                                                                               ------         ------           ------

         Total benefits and expenses......................................      201.0          146.2            129.3
                                                                               ------         ------           ------

Income before net realized investment gains (losses) and
     income taxes.........................................................       25.2           18.1             21.6
       Net realized investment gains (losses).............................       (1.6)           (.2)              .2
                                                                               ------         ------           ------

Income before income taxes................................................     $ 23.6         $ 17.9           $ 21.8
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

     Total premium collections increased 47 percent, to $183.0 million, in 2008 and 14 percent, to $124.1 million, in 2007. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded, did not fluctuate significantly during the three years ended December 31, 2008.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in 2008 reflects: (i) the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) did not fluctuate significantly during the three years ended December 31, 2008. The average balance of general account invested assets was $676.0 million in 2008, $660.6 million in 2007 and $688.5 million in 2006. The average yield on these assets was 5.94 percent in 2008, 5.72 percent in 2007 and 5.55 percent in 2006.

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

     Change in value of embedded derivative related to a modified coinsurance agreement is described in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We had transferred the specific block of investments related to this agreement to our trading account, which we carried at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivative was largely offset by the change in value of the trading securities. As a result of the recapture of the modified coinsurance agreement in the fourth quarter of 2007 (as further discussed below under insurance policy benefits), the embedded derivative related to the agreement was eliminated.

     Insurance policy benefits fluctuated as a result of: (i) the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods. Insurance policy benefits were reduced by $2.8 million in 2007 as a result of completing the aforementioned recapture of a block of traditional life insurance in force that had been ceded in 2002 to REALIC. In the transaction, which had an effective date of October 1, 2007, Colonial Penn paid REALIC a recapture fee of $63 million. Colonial Penn recaptured 100 percent of the liability for the future benefits previously ceded, and will recognize profits from the block as they emerge over time. Colonial Penn already administered the policies that were recaptured.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs in the Colonial Penn segment are amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Amortization was negatively impacted in 2008 by a $1.3 million adjustment that is not expected to recur.

     Other operating costs and expenses in our Colonial Penn segment increased 25 percent, to $29.6 million, in 2008 as compared to 2007 primarily due to: (i) the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods. Other operating costs and expenses in our Colonial Penn segment increased 52 percent, to $23.7 million, in 2007 as compared to 2006 primarily due to the initial marketing costs associated with a pilot program involving the distribution of Coventry's PFFS plan through our direct response distribution channel. Such pilot program was discontinued in 2008. Excluding these costs, other operating costs and expenses were comparable in 2007 and 2006.

     Net realized investment gains (losses) fluctuated each period. During 2008, net realized investment losses in this segment included $.1 million of net gains from the sales of investments (primarily fixed maturities), net of $1.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2007, net realized investment gains in this segment included $.4 million of net gains from the sales of investments (primarily fixed maturities), net of $.6 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2006, net realized investment gains in this segment included $.4 million of net gains from the sales of investments (primarily fixed maturities), net of $.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Conseco Insurance Group (dollars in millions)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Premium collections:
     Annuities...........................................................    $  129.8       $   368.6       $   433.3
     Supplemental health.................................................       621.8           633.4           655.8
     Life................................................................       269.8           287.3           314.6
                                                                             --------       ---------       ---------

       Total collections.................................................    $1,021.4       $ 1,289.3       $ 1,403.7
                                                                             ========       =========       =========

Average liabilities for insurance products:
     Annuities:
       Mortality based...................................................    $  220.7       $   230.3       $   241.2
       Equity-indexed....................................................       891.0         1,435.3         1,376.4
       Deposit based.....................................................       752.6         2,337.7         3,150.8
       Separate accounts.................................................        23.6            28.4            29.3
     Health..............................................................     2,993.1         2,927.5         2,899.4
     Life:
       Interest sensitive................................................     2,945.5         3,045.5         3,061.2
       Non-interest sensitive............................................     1,393.8         1,380.2         1,416.8
                                                                             --------       ---------       ---------

         Total average liabilities for insurance products,
           net of reinsurance ceded......................................    $9,220.3       $11,384.9       $12,175.1
                                                                             ========       =========       =========
Revenues:
     Insurance policy income.............................................    $  958.9       $   989.9       $ 1,038.8
     Net investment income:
       General account invested assets...................................       592.7           727.6           723.5
       Equity-indexed products...........................................       (28.4)           (1.3)           26.0
       Trading account income related to policyholder and
         reinsurer accounts..............................................       (18.5)            1.4             6.9
       Change in value of embedded derivatives related to
         modified coinsurance agreements.................................         6.7             1.4              .8
       Other trading accounts............................................         -             (12.8)            -
     Fee revenue and other income........................................         1.7             1.0             1.4
                                                                             --------       ---------       ---------

       Total revenues....................................................     1,513.1         1,707.2         1,797.4
                                                                             --------       ---------       ---------

Expenses:
     Insurance policy benefits...........................................       820.9           850.9           862.9
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products..............................       153.6           217.4           251.9
       Equity-indexed products...........................................         8.2            60.7            55.8
     Amortization related to operations..................................       122.6           178.2           175.1
     Interest expense on investment borrowings...........................        22.4            17.6              .8
     Costs related to a litigation settlement............................         -              32.2           165.8
     Loss related to an annuity coinsurance transaction..................         -              76.5             -
     Other operating costs and expenses..................................       264.1           300.0           288.1
                                                                             --------       ---------       ---------

       Total benefits and expenses.......................................     1,391.8         1,733.5         1,800.4
                                                                             --------       ---------       ---------

Income (loss) before net realized investment losses,
     net of related amortization and income taxes........................       121.3           (26.3)           (3.0)
                                                                             --------       ---------       ---------

       Net realized investment losses....................................       (93.3)         (131.7)          (26.9)
       Amortization related to net realized investment losses............         5.7            33.2             6.9
                                                                             --------       ---------       ---------
         Net realized investment losses,
           net of related amortization...................................       (87.6)          (98.5)          (20.0)
                                                                             --------       ---------       ---------

Income (loss) before income taxes........................................    $   33.7       $  (124.8)      $   (23.0)
                                                                             ========       =========       =========

                                   (continued)

                         (continued from previous page)

                                                                                2008           2007            2006
                                                                                ----           ----            ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits..........................................     $494.3         $514.9          $538.7
       Benefit ratio (a)..................................................      79.8%          80.4%           80.5%

     Medicare supplement:
       Insurance policy benefits..........................................     $139.8         $156.4          $158.9
       Benefit ratio (a)..................................................      68.4%          67.6%           61.9%

     Specified disease:
       Insurance policy benefits..........................................     $285.4         $279.4          $277.1
       Benefit ratio (a)..................................................      77.1%          77.8%           77.4%
       Interest-adjusted benefit ratio (b)................................      43.3%          44.7%           45.4%

     Long-term care:
       Insurance policy benefits..........................................      $58.7          $72.5           $91.2
       Benefit ratio (a)..................................................     169.6%         192.4%          224.4%
       Interest-adjusted benefit ratio (b)................................      93.5%         128.5%          171.3%

     Other:
       Insurance policy benefits..........................................      $10.4           $6.6           $11.5
       Benefit ratio (a)..................................................     100.5%          54.2%           80.6%

--------------------
     (a) We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.
     (b) We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group's specified disease and long-term care products by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. These are considered non-GAAP financial measures. A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from specified disease and long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the specified disease reserves was $125.2 million, $118.9 million and $114.7 million in 2008, 2007 and 2006, respectively. The investment income earned on the accumulated assets backing the long-term care reserves was $26.3 million, $24.1 million and $21.6 million in 2008, 2007 and 2006, respectively.

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

     Total premium collections were $1,021.4 million in 2008, down 21 percent from 2007, and $1,289.3 million in 2007, down 8.1 percent from 2006. The decrease in 2007 collected premiums was primarily due to lower equity-indexed annuity sales as we changed the pricing of specific products and we no longer emphasized the sale of certain products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

     Average liabilities for insurance products, net of reinsurance ceded were $9.2 billion in 2008, down 19 percent from 2007, and $11.4 billion in 2007, down
6.5 percent from 2006. The decreases in such liabilities were primarily due to the coinsurance transaction discussed above and policyholder redemptions and lapses exceeding new sales.

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

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 19 percent, to $592.7 million, in 2008 and increased .6 percent, to $727.6 million, in 2007. The average balance of general account invested assets decreased 17 percent in 2008, to $10.1 billion, and 2.8 percent in 2007, to $12.2 billion. Net investment income and the average balance of general account invested assets both decreased as a result of the coinsurance agreement discussed above. The average yield on these assets was 5.89 percent in 2008, 5.97 percent in 2007 and 5.77 percent in 2006.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $(37.3) million, $2.7 million and $28.1 million in 2008, 2007 and 2006, respectively. Such amounts also include income on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $8.9 million, $(4.0) million and $(2.1) million in 2008, 2007 and 2006, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

     Our results in 2008, were affected by a reduction to earnings of $4.4 million related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $.8 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

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

     Insurance margins (insurance policy income less insurance policy benefits) related to life products were $3.6 million, $(.2) million and $28.9 million in 2008, 2007 and 2006, respectively. Such fluctuations were primarily due to changes in mortality.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products were impacted by an increase in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $2.5 million, $1.0 million and $5.4 million in 2008, 2007 and 2006, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 69.6 percent, 68.0 percent and 64.1 percent in 2008, 2007 and 2006, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $64.6 million, $74.9 million and $97.6 million in 2008, 2007 and 2006, respectively. Such decreases are primarily due to lower sales and higher incurred claims.

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

     The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $85.0 million, $79.7 million and $80.8 million in 2008, 2007 and 2006, respectively. The increase in the margin in 2008 is due to a $12 million correction to insurance policy benefits resulting from our material control weakness remediation procedures.

     The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis. The benefit ratio on our long-term care policies was 169.6 percent, 192.4 percent and 224.4 percent in 2008, 2007 and 2006, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $1.1 million, $6.3 million and $12.8 million in 2008, 2007 and 2006, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 166.6 percent, 175.7 percent and 192.5 percent in 2008, 2007 and 2006, respectively. These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 93.5 percent,
128.5 percent and 171.3 percent in 2008, 2007 and 2006, respectively. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 90.4 percent, 111.9 percent and 139.8 percent in 2008, 2007 and 2006, respectively.

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

     On July 1, 2004, the Florida Office of Insurance Regulation issued an order impacting approximately 4,800 home health care policies issued in Florida by our subsidiary, Washington National, and its predecessor companies. Pursuant to the Order, Washington National offered the following three alternatives to holders of these policies subject to rate increases as follows:

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

     The order also requires Washington National to pursue a similar course of action with respect to home health care policies in other states, subject to such actions being justified based on the experience of the business and approval by the other state insurance departments. If we are unsuccessful in obtaining rate increases or other forms of relief in those states, or if the policy changes approved by the Florida Office of Insurance Regulation prove inadequate, our future results of operations could be adversely affected.

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

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $153.6 million, $217.4 million and $251.9 million in 2008, 2007 and 2006, respectively. The decrease was primarily due to a smaller block of annuity business inforce due to: (i) lapses exceeding new sales in recent periods; and (ii) the completion of the annuity coinsurance agreement discussed above. The weighted average crediting rates for these products were 4.2 percent, 4.1 percent and 4.1 percent in 2008, 2007 and 2006, respectively. In addition, amounts added to policyholder account balances for annuity products in the first quarter of 2008 includes a $3.0 million out-of-period expense to reflect previously unrecognized benefits on certain annuity policies.

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

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Lapse rates on our Medicare supplement products have impacted our estimates of future expected premium income and, accordingly, we recognized increased (decreased) amortization expense of $(5.5) million, $(3.9) million and $7.1 million in 2008, 2007 and 2006, respectively. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. The decrease in amortization expense in 2008, as compared to 2007, was primarily a result of the coinsurance agreement discussed above.

     During the fourth quarter of 2008, we were required to accelerate the amortization of insurance acquisition costs related to a block of equity-indexed annuities. This block of business experienced higher than anticipated surrenders during the year. These annuities also have a MVA feature, which effectively reduced (or in some cases, eliminated) the charges paid upon surrender in the fourth quarter of 2008 as the 10-year treasury rate dropped. The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of this block to approximately break-even. We recognized additional amortization of approximately $5 million related to the actual and expected future changes in the experience of this block. This increase to amortization expense was offset by a reduction to the insurance policy option benefit reserve. We continue to hold insurance acquisition costs of approximately $80 million related to these products, which we determined are recoverable. Results for this block are expected to exhibit increased volatility in the future, because almost all of the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

     During the fourth quarter of 2008, a detailed analysis was performed on a universal life block of business that led to the changes in our assumptions of future mortality, surrenders, premium persistency, expenses and investment income. We recognized additional amortization expense of approximately $8 million to reflect changes in our estimates of future policyholder assumptions on our universal life business, net of planned increases to associated policyholder charges.

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

     Interest expense on investment borrowings includes $21.9 million and $16.7 million of interest expense on collateralized borrowings in 2008 and 2007, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

     Costs related to a litigation settlement include legal fees and estimated amounts related to a settlement during 2006 in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation. The costs related to the litigation settlement recognized in 2007 represent changes to our initial estimates based on the ultimate cost of the settlement, including the effect of the sale of shares of our common stock distributed for the benefit of the plaintiffs pursuant to the bankruptcy plan of our Predecessor at lower market prices than previously reflected. For further information related to this case, refer to the caption entitled "Cost of Insurance Litigation" included in the note to our consolidated financial statements entitled "Commitments and Contingencies". A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

     Loss related to an annuity coinsurance transaction resulted from the completion of a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with REALIC as further discussed above under annuity coinsurance transaction.

     Other operating costs and expenses were $264.1 million, $300.0 million and $288.1 million in 2008, 2007 and 2006, respectively. Other operating costs and expenses include commission expense of $79.2 million, $82.2 million and $90.6 million in 2008, 2007 and 2006, respectively. During 2007, the Company recognized expenses of $7.3 million related to the decision to abandon certain software that will not be used consistent with our current business plan and $3.7 million of costs related to other operational initiatives and consolidation activities. The decrease in expenses in 2008 is also due to lower litigation expenses and lower sales and marketing costs.

     Net realized investment gains (losses) fluctuate each period. During 2008, net realized investment losses included

$33.0 million of net losses from the sales of investments (primarily fixed maturities), and $60.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2007, net realized investment losses in this segment included: (i) $43.6 million from the sales of investments (primarily fixed maturities); (ii) $14.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. The net investment losses realized on sales of investments in 2007 were primarily recognized on securities collateralized by sub prime residential mortgage loans. We decided to sell these securities given our concerns regarding the effect future adverse developments could have on the future value of these securities. For further information on our sub prime holdings, refer to the caption entitled "Other Investments" in the "Investments" section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations. During 2006, net realized investment losses included $10.4 million of net losses from the sales of investments (primarily fixed maturities), and $16.5 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we no longer have the intent to hold impaired investments for a period of time sufficient to allow for a full recovery in value), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $5.7 million, $33.2 million and $6.9 million in 2008, 2007 and 2006, respectively.

Corporate Operations (dollars in millions)

                                                                                2008            2007            2006
                                                                                ----            ----            ----
Corporate operations:
    Interest expense on corporate debt...................................    $ (59.2)         $ (72.3)         $(52.9)
    Net investment income................................................        4.9              6.6             4.6
    Fee revenue and other income.........................................        4.7              9.8            10.9
    Net operating results of variable interest entity....................        7.2              9.2             4.9
    Costs related to a litigation settlement.............................        -              (32.2)           (8.9)
    Other operating costs and expenses...................................      (43.5)           (42.4)          (38.6)
    Gain (loss) on extinguishment of debt................................       21.2              -               (.7)
                                                                             -------          -------          ------

      Loss before net realized investment losses
         and income taxes................................................      (64.7)          (121.3)          (80.7)

    Net realized investment losses.......................................      (50.8)            (6.2)            (.4)
                                                                             -------          -------          ------

      Loss before income taxes...........................................    $(115.5)         $(127.5)         $(81.1)
                                                                             =======          =======          ======

     Interest expense on corporate debt has been impacted by: (i) the repayment or amendment of the Company's credit facilities in 2007 and 2006; (ii) the issuance in 2008 of a $125.0 million Senior Note; (iii) borrowings in 2008 pursuant to our revolving credit facility; and (iv) the repurchase of $37.0 million par value of our Debentures. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $1,219.3 million, $1,111.8 million and $864.3 million in 2008, 2007 and 2006, respectively. The average interest rate on our debt was 4.6 percent, 6.2 percent and 5.7 percent in 2008, 2007 and 2006, respectively.

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

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period. In 2008, we recognized a $9.6 million charge related to the consolidation of our Chicago facilities. In 2006, other operating costs and expenses are net of a recovery of $3.0 million related to our evaluation of the collectibility of the D&O loans.

     Gain (loss) on extinguishment of debt of $21.2 million in 2008 resulted from the repurchase of $37.0 million par value of Debentures for $15.3 million plus accrued interest. The $(.7) million loss in 2006 resulted from the write-off of certain issuance costs and other costs incurred related to the Second Amended Credit Facility.

     Net realized investment losses often fluctuate each period. During 2008, net realized investment losses included $36.1 million from the sale of investments ($14.1 million of such losses were recognized by a VIE) and $14.7 million of writedowns ($10.8 million of such writedowns were recognized by a VIE) due to other-than-temporary declines in value on certain securities. During 2007, net realized investment losses in this segment included $4.7 million from the sale of investments (primarily fixed maturities) and $1.5 million of writedowns due to other-than-temporary declines in value on certain securities. During 2006, net realized investment losses in this segment included $.4 million from the sale of investments.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P and Moody's are

"B (Fair)", "BB-" and "Ba2", respectively. For a description of these ratings and additional information on our ratings, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity for Insurance Operations."

     We set premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies using assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. We also consider historical claims information, industry statistics, the rates of our competitors and other factors. If our actual claims experience is less favorable than we anticipated and we are unable to raise our premium rates, our financial results may be adversely affected. We generally cannot raise our health insurance premiums in any state until we obtain the approval of the state insurance regulator. We review the adequacy of our premium rates regularly and file for rate increases on our products when we believe such rates are too low. It is likely that we will not be able to obtain approval for all requested premium rate increases. If such requests are denied in one or more states, our net income may decrease. If such requests are approved, increased premium rates may reduce the volume of our new sales and may cause existing policyholders to lapse their policies. If the healthier policyholders allow their policies to lapse, this would reduce our premium income and profitability in the future.

     Total premiums collections were as follows:

Bankers Life (dollars in millions)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Premiums collected by product:

Annuities:
     Equity-indexed (first-year)..........................................   $  522.8        $  437.4        $  276.5
                                                                             --------        --------        --------

     Other fixed (first-year).............................................      697.8           445.3           718.1
     Other fixed (renewal)................................................        3.5             2.8             2.9
                                                                             --------        --------        --------
       Subtotal - other fixed annuities...................................      701.3           448.1           721.0
                                                                             --------        --------        --------

       Total annuities....................................................    1,224.1           885.5           997.5
                                                                             --------        --------        --------

Supplemental health:
     Medicare supplement (first-year).....................................       81.3            82.5            97.8
     Medicare supplement (renewal)........................................      555.3           553.6           531.3
                                                                             --------        --------        --------
       Subtotal - Medicare supplement.....................................      636.6           636.1           629.1
                                                                             --------        --------        --------
     Long-term care (first-year)..........................................       42.7            47.0            51.2
     Long-term care (renewal).............................................      583.0           575.4           541.2
                                                                             --------        --------        --------
       Subtotal - long-term care..........................................      625.7           622.4           592.4
                                                                             --------        --------        --------
     PDP and PFFS (first year)............................................      353.3           206.4            76.7
     PDP and PFFS (renewal)...............................................      260.7            71.4             -
                                                                             --------        --------        --------
       Subtotal - PDP and PFFS............................................      614.0           277.8            76.7
                                                                             --------        --------        --------
     Other health (first-year)............................................        2.1              .9             1.0
     Other health (renewal)...............................................        8.6             8.9             9.1
                                                                             --------        --------        --------
       Subtotal - other health............................................       10.7             9.8            10.1
                                                                             --------        --------        --------

       Total supplemental health..........................................    1,887.0         1,546.1         1,308.3
                                                                             --------        --------        --------

Life insurance:
     First-year...........................................................       80.7            89.2            90.3
     Renewal..............................................................      128.7           110.8            93.9
                                                                             --------        --------        --------

       Total life insurance...............................................      209.4           200.0           184.2
                                                                             --------        --------        --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products..........................................................     1,780.7         1,308.7         1,311.6
     Total renewal premium collections on insurance
       products...........................................................    1,539.8         1,322.9         1,178.4
                                                                             --------        --------        --------

       Total collections on insurance products............................   $3,320.5        $2,631.6        $2,490.0
                                                                             ========        ========        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment increased 38 percent, to $1,224.1 million, in 2008 and decreased 11 percent to $885.5 million, in 2007. Premium collections from our equity-indexed products were favorably impacted in 2007 and the first half of 2008 by the general stock market performance made these products attractive to certain customers. Premium collections from our equity-indexed products declined in the second half of 2008 due to declines in the stock market. Premium collections from our fixed annuity products increased sharply in the last half of 2008, due to volatility in the financial markets which made these products more attractive to customers.

     Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased .1 percent, to $636.6 million, in 2008 and 1.1 percent, to $636.1 million, in 2007. The increase in premium collections of our Medicare supplement products in 2007 was primarily due to higher persistency, partially offset by lower new sales.

     Premiums collected on Bankers Life's long-term care policies increased .5 percent, to $625.7 million, in 2008 and 5.1 percent, to $622.4 million, in 2007. The increase in premium collections of our long-term care products in 2007 was primarily due to higher premiums associated with the policies that were impacted by the rate increases which became effective in 2007 and 2006.

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

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment increased 4.7 percent, to $209.4 million, in 2008 and 8.6 percent, to $200.0 million, in 2007. Collected premiums have been impacted by an increased focus on life products.

Colonial Penn (dollars in millions)

                                                                               2008            2007            2006
                                                                               ----            ----            ----
Premiums collected by product:

Life insurance:
     First-year...........................................................     $ 35.0          $ 28.7          $ 22.9
     Renewal..............................................................      139.1            85.0            74.3
                                                                               ------          ------          ------

       Total life insurance...............................................      174.1           113.7            97.2
                                                                               ------          ------          ------

Supplemental health (all of which are renewal premiums):
     Medicare supplement..................................................        8.1             9.4            10.9
     Other health.........................................................         .8             1.0             1.1
                                                                               ------          --------        ------

       Total supplemental health..........................................        8.9            10.4            12.0
                                                                               ------          ------          ------


Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................................       35.0            28.7            22.9
     Total renewal premium collections on insurance
       products...........................................................      148.0            95.4            86.3
                                                                               ------          ------          ------

       Total collections on insurance products............................     $183.0          $124.1          $109.2
                                                                               ======          ======          ======

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 53 percent, to $174.1 million, in 2008 and 17 percent, to $113.7 million, in 2007. Graded benefit life products sold through our direct response marketing channel accounted for $168.5 million, $108.8 million and $92.3 million of collected premiums in 2008, 2007 and 2006, respectively. Collected premiums have been impacted by: (i) the recapture in the fourth quarter of 2007 of a block of traditional life insurance inforce that had been ceded in 2002 to REALIC; and (ii) an increased investment in marketing activities in 2008.

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

Conseco Insurance Group (dollars in millions)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Premiums collected by product:

Annuities:
     Equity-indexed (first-year).........................................   $  116.1          $  336.4        $  369.4
     Equity-indexed (renewal)............................................        7.6               8.2             9.1
                                                                            --------          --------        --------
       Subtotal - equity-indexed annuities...............................      123.7             344.6           378.5
                                                                            --------          --------        --------
     Other fixed (first-year)............................................        3.8              18.0            46.1
     Other fixed (renewal)...............................................        2.3               6.0             8.7
                                                                            --------          --------        --------
       Subtotal - other fixed annuities..................................        6.1              24.0            54.8
                                                                            --------          --------        --------

       Total annuities...................................................      129.8             368.6           433.3
                                                                            --------          --------        --------

Supplemental health:
     Medicare supplement (first-year)....................................        9.6              19.4            30.6
     Medicare supplement (renewal).......................................      194.2             206.5           213.6
                                                                            --------          --------        --------
       Subtotal - Medicare supplement....................................      203.8             225.9           244.2
                                                                            --------          --------        --------
     Specified disease (first-year)......................................       39.4              31.4            28.1
     Specified disease (renewal).........................................      335.2             327.8           329.6
                                                                            --------          --------        --------
       Subtotal - specified disease......................................      374.6             359.2           357.7
                                                                            --------          --------        --------
     Long-term care (all of which are renewal)...........................       33.7              36.7            39.4
                                                                            --------          --------        --------
     Other health (first-year)...........................................         .1                .3             -
     Other health (renewal)..............................................        9.6              11.3            14.5
                                                                            --------          --------        --------
       Subtotal - other health...........................................        9.7              11.6            14.5
                                                                            --------          --------        --------

       Total supplemental health.........................................      621.8             633.4           655.8
                                                                            --------          --------        --------

Life insurance:
     First-year..........................................................        4.3               4.7             6.7
     Renewal.............................................................      265.5             282.6           307.9
                                                                            --------          --------        --------

       Total life insurance..............................................      269.8             287.3           314.6
                                                                            --------          --------        --------

Collections on insurance products:

     Total first-year premium collections on
       insurance products...............................................       173.3             410.2           480.9
     Total renewal premium collections on
       insurance products................................................      848.1             879.1           922.8
                                                                            --------          --------        --------

       Total collections on insurance products...........................   $1,021.4          $1,289.3        $1,403.7
                                                                            ========          ========        ========

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity collected premiums in this segment decreased 65 percent, to $129.8 million, in 2008 and 15 percent, to $368.6 million, in 2007.

     Total collected premiums for these products decreased 64 percent, to $123.7 million, in 2008 and 9.0 percent, to $344.6 million, in 2007. During the second half of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums.

     Annuity premiums on fixed products decreased 75 percent, to $6.1 million, in 2008 primarily due to a focus on the sale of more profitable products and decreased 56 percent, to $24.0 million, in 2007. The increase in short-term interest rates in 2007 resulted in lower first-year fixed annuity sales as certain other competing products had become attractive.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease, long-term care and other insurance products distributed through professional independent producers. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 9.8 percent, to $203.8 million, in 2008 and 7.5 percent, to $225.9 million, in 2007. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products increased 4.3 percent, to $374.6 million, in 2008 and .4 percent, to $359.2 million, in 2007. Such increases reflect higher new sales in each year and a slight improvement in persistency in 2008.

     The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite. As a result, we expect this segment's long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 6.1 percent, to $269.8 million, in 2008 and 8.7 percent, to $287.3 million, in 2007.

     INVESTMENTS

     Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide liquidity to meet our cash obligations to policyholders and others; and (iii) generate stable and predictable investment income through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 95 percent of our $18.6 billion investment portfolio at December 31, 2008. The remainder of the invested assets was trading securities, equity securities and other invested assets.

     The following table summarizes the composition of our investment portfolio as of December 31, 2008 (dollars in millions):

                                                                                      Carrying      Percent of
                                                                                        value    total investments
                                                                                        -----    -----------------
   Actively managed fixed maturities...............................................   $15,277.0         82%
   Equity securities...............................................................        32.4         -
   Mortgage loans..................................................................     2,159.4         12
   Policy loans....................................................................       363.5          2
   Trading securities..............................................................       326.5          2
   Securities lending collateral...................................................       393.7          2
   Partnership investments.........................................................        23.1         -
   Other invested assets...........................................................        71.9         -
                                                                                      ---------        ---

      Total investments............................................................   $18,647.5        100%
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

     The following table summarizes the carrying value of our actively managed fixed maturity securities by category as of December 31, 2008 (dollars in millions):

                                                                                                              Percent of
                                                                                                Gross            gross
                                                                            Percent of       unrealized       unrealized
                                                       Carrying value    fixed maturities      losses           losses
                                                       --------------    ----------------      ------           ------
   Collateralized mortgage obligations...........           $2,438.1           16.0%         $  (533.7)           16.8%
   Utilities.....................................            1,428.0            9.3             (194.2)            6.1
   Energy/pipelines..............................            1,323.0            8.7             (258.4)            8.2
   Food/beverage.................................            1,069.2            7.0             (118.5)            3.7
   Banks.........................................              820.3            5.4             (219.0)            6.9
   Healthcare/pharmaceuticals....................              808.5            5.3              (84.0)            2.7
   Insurance.....................................              716.1            4.7             (228.7)            7.2
   Cable/media...................................              589.4            3.9             (123.0)            3.9
   Commercial mortgage-backed securities.........              567.2            3.7             (265.7)            8.4
   Real estate/REITs.............................              462.6            3.0             (211.5)            6.7
   Telecom.......................................              460.6            3.0              (63.0)            2.0
   Brokerage.....................................              432.6            2.8              (78.0)            2.5
   Capital goods.................................              403.0            2.6              (44.4)            1.4
   States and political subdivisions.............              382.6            2.5              (53.8)            1.7
   Aerospace/defense.............................              365.0            2.4              (11.7)             .4
   Transportation................................              357.5            2.3              (41.3)            1.3
   Building materials............................              278.5            1.8             (103.0)            3.2
   Technology....................................              242.2            1.6              (41.4)            1.3
   Asset-backed securities.......................              203.7            1.3              (87.6)            2.8
   Consumer products.............................              179.1            1.2              (26.6)             .8
   Other.........................................            1,749.8           11.5             (380.3)           12.0
                                                           ---------          -----          ---------           -----

      Total actively managed fixed maturities....          $15,277.0          100.0%         $(3,167.8)          100.0%
                                                           =========          =====          =========           =====

     Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Securities not publicly traded comprise approximately 13 percent of our total fixed maturity securities portfolio.

     Fair Value of Investments

     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. We hold fixed maturities, equity securities, derivatives and separate account assets, which are carried at fair value.

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

     The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets and assets held in separate accounts at December 31, 2008 is as follows (dollars in millions):

                                               Quoted prices
                                             in active markets Significant other   Significant
                                           for identical assets   observable      unobservable
                                              or liabilities        inputs           inputs
                                                 (Level 1)         (Level 2)        (Level 3)           Total
                                                 ---------         ---------        ---------           -----
Assets:
   Actively managed fixed maturities........        $74.9          $13,326.0          $1,876.1         $15,277.0
   Equity securities........................          -                  -                32.4              32.4
   Trading securities.......................          8.8              315.0               2.7             326.5
   Securities lending collateral............          -                170.3              48.1             218.4
   Other invested assets....................          -                 55.9 (a)           2.3 (b)          58.2
   Assets held in separate accounts.........          -                 18.2               -                18.2

-------------
     (a)  Includes corporate-owned life insurance and derivatives.
     (b)  Includes equity-like holdings in special-purpose entities.

     The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2008 (dollars in millions):

                                                          Actively                             Securities    Other
                                                        managed fixed   Equity      Trading      lending   invested
                                                         maturities   securities  securities   collateral   assets
                                                         ----------   ----------  ----------   ----------   ------
Assets:
   Beginning balance as of
       December 31, 2007.............................      $1,753.3     $34.5       $11.8       $105.7      $ 4.3
     Purchases, sales, issuances and
       settlements, net..............................         465.4      (3.0)       (6.3)       (18.7)      (1.4)
     Total realized and unrealized gains (losses):
       Included in net loss..........................         (18.9)      -          (2.3)         -           .9
       Included in other comprehensive
         income (loss)...............................        (247.9)       .9         -           (2.6)      (1.5)
     Transfers in and/or (out) of Level 3 (a)........         (75.8)      -           (.5)       (36.3)       -
                                                           --------     -----       -----       ------      ------

   Ending balance as of December 31, 2008............      $1,876.1     $32.4       $ 2.7       $ 48.1      $ 2.3
                                                           ========     =====       =====       ======      =====

   Amount of total gains (losses) for the year
     ended December 31, 2008 included in
     our net loss relating to assets and
     liabilities still held as of the reporting
     date............................................         $(5.6)    $ -         $ -          $ -          $.9
                                                              =====     =====       =====        =====        ===

-----------
     (a) Net transfers out of Level 3 are reported as having occurred at the beginning of the period.

     At December 31, 2008, 80 percent of our Level 3 actively managed fixed maturities were investment grade and 91 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

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

     Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities and purchases and settlements of derivative instruments.

     We review the fair value hierarchy classifications each reporting period. Transfers in and/or (out) of Level 3 in 2008 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

     The Securities Valuation Office ("SVO") of the NAIC evaluates fixed maturity investments for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC ratings are similar to the rating agency descriptions of the Nationally Recognized Statistical Rating Organization ("NRSROs"). NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch Ratings ("Fitch")) NAIC Designations of "3" through "6" are referred to as below investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch). As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, our fixed maturities generally include securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of the SVO ratings, the classification of these securities by NAIC Designation is based on the expected ratings as determined by the Company. References to investment grade or below investment grade are based on NAIC Designations. The following table sets forth fixed maturity investments at December 31, 2008, classified by NAIC Designation and the equivalent NRSRO rating (dollars in millions):

                                                                                                 Estimated fair value
                                                                                              --------------------------
                                                                                                              Percent of
                                                NRSRO equivalent              Amortized                          fixed
NAIC rating                                          rating                     cost          Amount          maturities
-----------                                          ------                     ----          ------          ----------
1...........................................        AAA/AA/A                 $ 9,609.2      $ 8,510.0             56%
2...........................................           BBB                     6,683.5        5,375.1             35
                                                                             ---------      ---------             --

    Investment grade........................                                  16,292.7       13,885.1             91
                                                                             ---------      ---------            ---

3...........................................           BB                      1,395.0          992.4              7
4...........................................            B                        498.7          339.5              2
5...........................................      CCC and lower                   73.0           45.6              -
6...........................................   In or near default                 16.9           14.4              -
                                                                             ---------      ---------            ---

    Below-investment grade (a)..............                                   1,983.6        1,391.9              9
                                                                             ---------      ---------            ---

       Total fixed maturity securities......                                 $18,276.3      $15,277.0            100%
                                                                             =========      =========            ===

---------
     (a) Below-investment grade fixed maturity securities with an amortized cost of $379.2 million and an estimated fair value of $261.7 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company. Refer to the note to the consolidated financial statements entitled "Investment in a Variable Interest Entity" concerning the Company's investment in the VIE. At December 31, 2008, our total investment in the VIE was $83.8 million. Our investments in the VIE were rated as follows: $25.2 million was rated NAIC 4, $56.7 million was rated NAIC 6 and $1.9 million was not rated as it was an equity-type security.

     The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Weighted average general account invested assets as defined:
       As reported........................................................   $19,597.9      $22,469.2        $21,718.7
       Excluding unrealized appreciation
         (depreciation) (a)...............................................    21,323.3       22,835.4         22,420.7
Net investment income on general account
   invested assets........................................................     1,249.9        1,344.1          1,275.0

Yields earned:
       As reported........................................................       6.38%          5.98%            5.87%
       Excluding unrealized appreciation
         (depreciation) (a)...............................................       5.86%          5.89%            5.69%

--------------------
   (a) Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

     Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2008 and 2007, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 6.0 percent and 6.0 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.5 percent and 4.7 percent, respectively.

     Actively Managed Fixed Maturities

     Our actively managed fixed maturity portfolio at December 31, 2008, included primarily debt securities of the United States government, public utilities and other corporations, and structured securities. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as "structured securities".

     At December 31, 2008, our fixed maturity portfolio had $168.5 million of unrealized gains and $3,167.8 million of unrealized losses, for a net unrealized loss of $2,999.3 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (87 percent of the portfolio); (ii) broker-dealer market makers (1 percent of the portfolio); and (iii) internally developed methods (12 percent of the portfolio).

     At December 31, 2008, approximately 7.5 percent of our invested assets (9.1 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment-grade fixed maturities could change if market conditions change. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Based on historical performance, risk of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and may be more financially leveraged, hence, all other things being equal, more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2008, our below-investment-grade fixed maturity investments had an amortized cost of $1,983.6 million and an estimated fair value of $1,391.9 million.

     We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments and to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in market value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2008, we recognized net realized investment losses of $262.4 million, which were comprised of: (i) $100.1 million of net losses from the sales of investments (primarily fixed maturities); and (ii) $162.3 million of writedowns of investments for other than temporary declines in fair value. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

     Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. While we have both the ability and intent to hold securities with unrealized losses until they mature or recover in value, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment. In making investment decisions, we consider the impact on the capital and surplus of the insurance company and the corresponding impact of the Company's ability to maintain compliance with the financial covenants under the Second Amended Credit Facility.

       As of December 31, 2008, we had investments in substantive default (i.e., in default due to nonpayment of interest or principal) that had an estimated fair value of $3.4 million. 40|86 Advisors employs experienced professionals to manage non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

     When a security defaults, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $.9 million, nil and nil for the years ended December 31, 2008, 2007 and 2006, respectively.

     At December 31, 2008, fixed maturity investments included $3.4 billion of structured securities (or 22 percent of all fixed maturity securities). The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the timing of principal and interest payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

     For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2008.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2008 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $   61.9      $   49.8    $    45.0
4 percent - 5 percent...............................................................       85.4          81.7         79.7
5 percent - 6 percent...............................................................    3,097.6       3,021.6      2,544.9
6 percent - 7 percent...............................................................      870.6         842.7        544.4
7 percent - 8 percent...............................................................      190.5         186.9        121.2
8 percent and above.................................................................       66.6          62.9         46.7
                                                                                       --------      --------     --------

       Total structured securities..................................................   $4,372.6      $4,245.6     $3,381.9
                                                                                       ========      ========     ========

     The amortized cost and estimated fair value of structured securities at December 31, 2008, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               ---------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost             Amount     maturities
----                                                                          ----             ------     ----------
Pass-throughs, sequential and equivalent securities.....................    $1,525.9          $1,406.8           9.2%
Planned amortization classes, target amortization classes and
   accretion-directed bonds.............................................     1,388.2           1,059.3           7.0
Commercial mortgage-backed securities...................................       832.2             567.2           3.7
Asset-backed securities.................................................       291.3             203.7           1.3
Collateralized debt obligations.........................................       134.3              96.6            .6
Other...................................................................        73.7              48.3            .3
                                                                            --------          --------          ----

       Total structured securities......................................    $4,245.6          $3,381.9          22.1%
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

     During 2008, we sold $.8 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $177.3 million. We sell securities at a loss for a number of reasons including, but not limited to:
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to universal life and investment products.

     Other Investments

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $58.2 million and a book value of $81.4 million at December 31, 2008. These securities represent less than .3 percent of our consolidated investment portfolio. Of these securities, $49.5 million (85 percent) were rated NAIC 1, $8.2 million (14 percent) were rated NAIC 2 and $.5 million (1 percent) were rated NAIC 3. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential mortgage loans extended over several years, primarily from 2003 to 2007. At December 31, 2008, we held no sub prime securities collateralized by loans extended in 2006 and we held $5.8 million extended in 2007.

     At December 31, 2008, we held commercial mortgage loan investments with a carrying value of $2,159.4 million (or 12 percent of total invested assets) and a fair value of $2,122.1 million. The mortgage loan balance was primarily comprised of commercial loans. Noncurrent commercial mortgage loans were insignificant at December 31, 2008. During 2008, we recognized $5.8 million of writedowns of commercial mortgage loans for other-than-temporary declines in fair value and recognized losses of $22.1 million from the liquidation of several delinquent commercial mortgage loans. Realized losses on commercial mortgage loans were not significant in 2007 or 2006. Our allowance for loss on mortgage loans was nil and $2.4 million at December 31, 2008 and 2007, respectively. Approximately 7 percent, 7 percent, 7 percent, 6 percent , 6 percent and 6 percent of the mortgage loan balance were on properties located in Indiana, California, Florida, Ohio, Minnesota, and Arizona, respectively. No other state comprised greater than 5 percent of the mortgage loan balance.

     The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2008 (dollars in millions):

                                                                                  Number of      Carrying
                                                                                    loans         value
                                                                                    -----         -----
Retail..........................................................................     372         $  905.5
Office building.................................................................     188            818.9
Industrial......................................................................      75            316.8
Multi-family....................................................................      39            100.7
Other...........................................................................       7             17.5
                                                                                     ---         --------

   Total commercial mortgage loans..............................................     681         $2,159.4
                                                                                     ===         ========

     The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2008 (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
Under $5 million................................................................     566         $1,145.3
$5 million but less than $10 million............................................      91            622.1
$10 million but less than $20 million...........................................      15            196.1
Over $20 million................................................................       9            201.7
                                                                                     ---         --------

   Total commercial mortgage loans..............................................     681         $2,165.2
                                                                                     ===         ========

                                       87

     The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2008 (dollars in millions):

                                                                                    Number       Principal
                                                                                   of loans       balance
                                                                                   --------       -------
2009............................................................................      25         $   78.6
2010............................................................................       6              3.2
2011............................................................................      19             71.0
2012............................................................................      24             54.9
2013............................................................................      32            171.8
after 2013......................................................................     575          1,785.7
                                                                                     ---         --------

   Total commercial mortgage loans..............................................     681         $2,165.2
                                                                                     ===         ========

     At December 31, 2008, we held $326.5 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities are held to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

     Other invested assets also include options backing our equity-indexed products, futures, credit default swaps, forward contracts and certain nontraditional investments, including investments in limited partnerships, promissory notes and real estate investments held for sale.

     The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time. We maintain ownership of the loaned securities. We require collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by the lending agent in accordance with our guidelines. The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2008 and 2007, the fair value of the loaned securities was $389.3 million and $450.3 million, respectively. As of December 31, 2008 and 2007, the Company had received collateral of $408.8 million and $460.4 million, respectively. Income generated from the program, net of expenses is recorded as net investment income and totaled $2.4 million, $1.3 million and $1.4 million in 2008, 2007 and 2006, respectively.

     CONSOLIDATED FINANCIAL CONDITION

     Changes in the Consolidated Balance Sheet

     Changes in our consolidated balance sheet between December 31, 2008 and December 31, 2007, primarily reflect: (i) the Transfer; (ii) our net loss for 2008; and (iii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2008, we decreased the carrying value of such investments by $3.0 billion as a result of this fair value adjustment.

     Our capital structure as of December 31, 2008 and 2007 was as follows (dollars in millions):

                                                                            2008          2007
                                                                            ----          ----
    Total capital:
       Corporate notes payable.......................................     $ 1,328.7     $1,193.7

       Shareholders' equity:
          Common stock...............................................           1.9          1.9
          Additional paid-in capital.................................       4,076.0      4,068.6
          Accumulated other comprehensive loss.......................      (1,770.7)      (273.3)
          Retained earnings (accumulated deficit)....................        (688.0)       438.7
                                                                          ---------     --------

              Total shareholders' equity.............................       1,619.2      4,235.9
                                                                          ---------     --------

              Total capital..........................................     $ 2,947.9     $5,429.6
                                                                          =========     ========

     The following table summarizes certain financial ratios as of and for the years ended December 31, 2008 and 2007:

                                                                                                   2008            2007
                                                                                                   ----            ----
Book value per common share...................................................................    $ 8.76          $22.94
Book value per common share, excluding accumulated other
   comprehensive income (loss) (a)............................................................     18.35           24.42

Ratio of earnings to fixed charges............................................................     1.03X             (b)

Ratio of earnings to fixed charges and preferred dividends....................................     1.03X             (c)

Debt to total capital ratios:
     Corporate debt to total capital (d)......................................................       45%             22%
     Corporate debt to total capital, excluding accumulated other
       comprehensive income (loss) (a)........................................................       28%             21%

--------------------
     (a) This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income (loss) has been excluded from the value of capital used to determine this measure. Management believes this non-GAAP measure is useful because it removes the volatility that arises from changes in accumulated other comprehensive income (loss). Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. However, this measure does not replace the corresponding GAAP measure.
     (b)  For such ratio, earnings were $10.0 million less than fixed charges.
     (c)  For such ratio, earnings were $33.5 million less than fixed charges.
     (d) Such ratio differs from the debt to total capitalization ratio required by our Second Amended Credit Facility, primarily because the credit agreement ratio excludes accumulated other comprehensive income
          (loss) from total capital.

     Contractual Obligations

     The Company's significant contractual obligations as of December 31, 2008, were as follows (dollars in millions):

                                                                            Payment due in
                                                       --------------------------------------------------------
                                          Total         2009          2010-2011       2012-2013      Thereafter
                                          -----         ----          ---------       ---------      ----------
Insurance liabilities (a)............   $52,616.6     $3,643.1        $6,912.1         $6,326.3       $35,735.1
Notes payable (b)....................     1,679.3        165.9           490.8          1,022.6             -
Investment borrowings (c)............     1,044.3         39.4            77.1            554.3           373.5
Postretirement plans (d).............       176.6          3.9             8.1              9.3           155.3
Operating leases and certain other
    contractual commitments (e)......       222.8         46.2            61.3             41.0            74.3
                                        ---------     --------        --------         --------       ---------

    Total............................   $55,739.6     $3,898.5        $7,549.4         $7,953.5       $36,338.2
                                        =========     ========        ========         ========       =========

--------------------
     (a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $24.2 billion included in our consolidated balance sheet as of December 31, 2008. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

             o The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) over the term of the contracts was 4.5 percent.

     (b) Includes projected interest payments based on market rates, as applicable, as of December 31, 2008 and reflects the modification to the Second Amended Credit Facility. Refer to the notes to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" and "Subsequent Events" for additional information on notes payable.

     (c) These borrowings primarily represent: (i) the securities issued by a VIE and include projected interest payments based on market rates, as applicable, as of December 31, 2008; and (ii) collateralized borrowings from the Federal Home Loan Bank of Indianapolis ("FHLBI").

     (d) Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 6.03 percent.

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

     Liquidity for Insurance Operations

     Our insurance companies generally receive adequate cash flows from premium collections and investment income to meet their obligations. Life insurance and annuity liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to any applicable penalty provisions. We seek to balance the duration of our invested assets with the estimated duration of benefit payments arising from contract liabilities.

     In the first quarter of 2007, Conseco Life became a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings. At December 31, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings totaled $450.0 million as of December 31, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $504.6 million at December 31, 2008, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                  at December 31, 2008
                       --------                  ----                  --------------------
                        $ 54.0              May 2012                   Variable rate - 2.153%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 4.810%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

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

     During 2008, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy or premium deficiency reserves primarily related to long-term care and annuity policies. Total asset adequacy and premium deficiency reserves for Washington National, Conseco Insurance Company and Bankers Conseco Life were $53.3 million, $20.0 million and $19.5 million, respectively at December 31, 2008. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy reserves is subject to numerous actuarial assumptions, including the Company's ability to change nonguaranteed elements related to certain products consistent with contract provisions.

     Financial Strength Ratings of our Insurance Subsidiaries

     Financial strength ratings provided by A.M. Best, S&P and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to repay policyholder claims and obligations when due.

     On March 4, 2009, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B" from "B+" and such ratings have been placed under review with negative implications. On November 20, 2008, A.M. Best affirmed: (i) the financial strength ratings of "B+" of our primary insurance subsidiaries; and (ii) the outlook was negative for our primary insurance subsidiaries. On August 7, 2007, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B+ (Good)" from "B++ (Good)". The "B" rating is assigned to companies that have a fair ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated. An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders. A.M. Best has sixteen possible ratings. There are six ratings above our "B" rating and nine ratings that are below our rating.

     On February 26, 2009, S&P downgraded the financial strength ratings of our primary insurance subsidiaries to "BB-" from "BB+" and the outlook remained negative for our primary insurance subsidiaries. On March 2, 2009, S&P placed the financial strength ratings of our primary insurance subsidiaries on credit watch with negative implications. A rating on credit watch with negative implications highlights the potential direction of a rating focusing on identifiable events and short-term trends that cause ratings to be placed under special surveillance by S&P. A "negative" designation means that a rating may be lowered. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. Rating categories from "BB" to "CCC" are classified as "vulnerable", and pluses and minuses show the relative standing within a category. In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments. S&P has twenty-one possible ratings. There are twelve ratings above our "BB-" rating and eight ratings that are below our rating.

     On March 3, 2009, Moody's downgraded the financial strength ratings of our primary insurance subsidiaries to "Ba2" from "Ba1" and the outlook remained negative for our primary insurance subsidiaries. Moody's financial strength ratings range from "Aaa" to "C". Rating categories from "Aaa" to "Baa" are classified as "Secure" by Moody's and rating categories from "Ba" to "C" are considered "vulnerable" and these ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category. In Moody's view, an insurer rated "Ba2" offers questionable financial security and, often, the ability of these companies to meet policyholders obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings. There are eleven ratings above our "Ba2" rating and nine ratings that are below our rating.

     Liquidity of the Holding Companies

     We have significant indebtedness which will require over $165 million in cash to service in 2009 (including the additional interest expense required after the modification to our Second Amended Credit Facility described in the note to the consolidated financial statements entitled "Subsequent Events"). Pursuant to our Second Amended Credit Facility, we must maintain certain financial ratios. The levels of margin between the financial covenant requirements and our financial status, both at year-end 2008 and the projected levels during 2009, are relatively small and a failure to satisfy any of our financial covenants at the end of a fiscal quarter would trigger a default under our Second Amended Credit Facility. Achievement of our 2009 operating plan is a critical factor in having sufficient income and liquidity to meet all of our 2009 debt service requirements and other holding company obligations and failure to do so would have material adverse consequences for the Company. These items are discussed further below.

     As described below, we completed an amendment to our Second Amended Credit Facility, which provides for, among other things: (i) additional margins between our current financial status and certain financial covenant requirements through June 30, 2010; (ii) higher interest rates and the payment of a fee; (iii) new restrictions on the ability of the Company to incur additional indebtedness; and
(iv) the ability of the lender to appoint a financial advisor at the Company's expense.

        At December 31, 2008, CNO, CDOC (our wholly owned subsidiary and a guarantor under the Second Amended Credit Facility) and our other non-insurance subsidiaries held unrestricted cash of $59.0 million. CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

     A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, would limit Conseco's ability to meet debt service requirements and satisfy other financial obligations. In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. Our holding companies made capital contributions totaling $79.4 million to our insurance subsidiaries in 2008, primarily in connection with the transfer of Senior Health. We currently do not expect that contributions to our insurance subsidiaries will be required in 2009. If contributions were required, our holding companies would have limited available capital for such contributions.

     The following summarizes the legal ownership structure of Conseco's primary subsidiaries at December 31, 2008:

                                [GRAPHIC OMITTED]

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.9 million of additional surplus recognized due to the approval of a permitted practice by insurance regulators related to certain deferred tax assets as further described below in this section discussing actions we have taken to improve our capitalization and ratios). This type of dividend is referred to as "ordinary dividends". Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. This type of dividend is referred to as "extraordinary dividends". During 2008, our insurance subsidiaries paid extraordinary dividends of $20.0 million to CDOC. Each of the direct insurance subsidiaries of CDOC have negative earned surplus at December 31, 2008 as summarized below (dollars in millions):

                                                           Earned
                                                           surplus
                 Subsidiary of CDOC                     (deficit) (a)                Additional information
                 ------------------                     -------------                ----------------------
                 Conseco Life of Texas                   $(1,206.4)                              (b)
                 Washington National                      (1,111.3)                              (c)
                 Conseco Health                              (23.2)                              (d)

-----------
     (a) As calculated pursuant to the state insurance department of each company's domiciliary state.
     (b) During 2008, Conseco Life of Texas transferred the ownership of Senior Health, Washington National and Conseco Health to CDOC. As a result of this transaction, the $1,574.7 million of accumulated unrealized losses of Conseco Life of Texas' former subsidiaries were realized by Conseco Life of Texas, reducing its earned surplus to $(1,206.4) million at December 31, 2008, pursuant to the manner earned surplus is calculated under the regulations of the Texas Department of Insurance.
     (c) Pursuant to the regulations of the Illinois Division of Insurance, the accumulated earnings and losses of Washington National's subsidiaries are reflected in the earned surplus of Washington National. Conseco Life, a subsidiary of Washington National, incurred aggregate costs in excess of $265 million during the three years ended December 31, 2007 related to litigation regarding a change made in 2003 and 2004 in the manner cost of insurance charges are calculated for certain life insurance policies. In addition, significant dividend payments have been made from Washington National and its subsidiaries in the past which have increased its earned deficit, including payments made following significant reductions in the business of Washington National and its subsidiaries pursuant to a reinsurance transaction completed in 2007.
     (d) Based on our 2009 business plan, Conseco Health's 2009 earnings are expected to result in a positive earned surplus balance later in the year, enabling it to pay ordinary dividends. Such ordinary dividend payments would be limited to the lesser of $12.9 million (10 percent of its statutory surplus balance at December 31, 2008) or its positive earned surplus balance.

     As described above, any current dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department. During 2009, we are expecting our insurance subsidiaries to pay approximately $60.0 million of extraordinary dividends to CDOC ($25.0 million of which has been approved by the Texas Department of Insurance for payment and $35.0 million of which is expected to be approved by the Texas Department of Insurance and paid later in 2009). In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $44.5 million ($21.2 million of which has been approved by the Texas Department of Insurance and $23.3 million of which is expected to be approved by the Texas Department of Insurance and paid later in 2009). Although we believe the dividends and surplus debenture interest payments we are expecting to pay during 2009 are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and Conseco Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party. However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

     The insurance subsidiaries of CDOC receive funds to pay dividends from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) dividends received from subsidiaries (if applicable). At December 31, 2008, these subsidiaries had negative or low levels of earned surplus as summarized below (dollars in millions):

                                                                    Earned
                                                                    surplus
                 Subsidiary of CDOC                              (deficit) (a)       Additional information
                 ------------------                              -------------       ----------------------
                 Subsidiaries of Conseco Life of Texas:
                    Bankers Life and Casualty Company               $ (23.2)                    (b)
                    Colonial Penn                                    (221.3)                    (c)

                 Subsidiaries of Washington National:
                    Conseco Insurance Company                           7.4                     (d)
                    Conseco Life                                     (355.0)                    (e)

-----------
     (a) As calculated pursuant to the state insurance department of each company's domiciliary state.
     (b) Based on our 2009 business plan, Bankers Life and Casualty Company's earnings during 2009 are expected to result in a positive earned surplus later in the year, enabling it to pay ordinary dividends. Such ordinary dividend payments would be limited to the lesser of $57.2 million (10 percent of Bankers Life and Casualty Company's statutory capital and surplus balance at December 31, 2008) or its positive earned surplus balance.
     (c) For tax planning purposes, Colonial Penn paid dividends to its parent of $150 million during 2006. In addition, Colonial Penn issued a surplus debenture to CDOC in exchange for $160 million of cash. The 2006 dividend payment reduced Colonial Penn's earned surplus by $150 million (even though total capital and surplus increased by $10 million after the issuance of the surplus debenture). In 2007, Colonial Penn recaptured a block of traditional life business previously ceded to an unaffiliated insurer in 2002. The Company's earned surplus was reduced by $63 million as a result of the fee paid to recapture this business.
     (d) As of December 31, 2008, Conseco Insurance Company may pay ordinary dividends of $7.4 million. Based on our 2009 business plan, Conseco Insurance Company's 2009 earnings are expected to increase later in the year enabling it to pay additional ordinary dividends. Such ordinary dividend payments would be limited to the lesser of $18.7 million (Conseco Insurance Company's statutory net income for the year ended December 31, 2008) or its positive earned surplus balance.
     (e) We have no plans for Conseco Life to pay dividends to Washington National at any time in the foreseeable future.

     In assessing Conseco's current financial position and operating plans for the future, management made significant judgments and estimates with respect to the potential financial and liquidity effects of Conseco's risks and uncertainties, including but not limited to:

     o the approval of dividend payments and surplus debenture interest payments from our insurance subsidiaries by the director or commissioner of the applicable state insurance departments;

     o the potential adverse effects on Conseco's businesses from recent downgrades or further downgrades by rating agencies;

     o    our ability to achieve our operating plan;

     o the potential for continued declines in the bond and equity markets and the potential for further significant recognition of other-than-temporary impairments;

     o the potential need to provide additional capital to our insurance subsidiaries;

     o our ability to continue to achieve compliance with our loan covenants and the financial ratios we are required to maintain;

     o the potential loss of key personnel that could impair our ability to achieve our operating plan;

     o the potential impact of an ownership change or a decrease in our operating earnings on the valuation allowance related to our deferred tax assets; and

     o the potential impact on certain of Conseco's insurance subsidiaries if regulators do not allow us to continue to recognize certain deferred tax assets pursuant to permitted statutory accounting practices.

     The following summarizes the projected sources and uses of cash of CDOC and CNO during 2009 (dollars in millions):

                                                 From our operations       From surplus           From
                                                or approved dividends   debenture interest    extraordinary
                                                and surplus debenture   payments requiring     dividends
                                                  interest payments          approval      requiring approval    Total
                                                  -----------------          --------      ------------------    -----
Sources of holding company cash:
   Dividends from our insurance subsidiaries:
     Conseco Life of Texas........................    $ 25.0                   $ -                   $20.0       $ 45.0
     Washington National..........................       -                       -                     5.0          5.0
     Conseco Health...............................       -                       -                    10.0         10.0
   Surplus debenture interest.....................      21.2                    23.3                   -           44.5
   Administrative services fees...................      46.0                     -                     -           46.0
   Investment services fees.......................      24.0                     -                     -           24.0
   Amount received in conjunction with the
     termination of commission financing
     agreement with Conseco Insurance
     Company......................................      17.0                     -                     -           17.0
   Intercompany loan from a non-life subsidiary...      14.0                     -                     -           14.0
                                                      ------                   -----                 -----       ------

     Total sources of cash expected to be available
       to service our debt and other obligations..     147.2                    23.3                  35.0        205.5
                                                      ------                   -----                 -----       ------

Uses of holding company cash:
   Debt service commitments of CNO and CDOC:
   Estimated interest payments (b)................      66.8                     -                     -           66.8
   Scheduled principal payments under
     our secured credit agreement.................      10.0                     -                     -           10.0
   Repayment of amounts borrowed under
     revolving credit facility maturing
     on June 22, 2009.............................      55.0                     -                     -           55.0
   Fees to amend the Credit Facility..............       9.1                     -                     -            9.1
   Scheduled principal payment under the
     Senior Note payable to Senior Health.........      25.0                     -                     -           25.0
   Corporate expense and other....................      32.2                     -                     -           32.2
                                                      ------                   -----                 -----       ------

     Total expected uses of cash..................     198.1                     -                     -          198.1
                                                      ------                   -----                 -----       ------

   Net expected increase (decrease) in cash.......     (50.9)                  $23.3                 $35.0          7.4
                                                                               =====                 =====
   Cash balance, beginning of year (a)............      59.0                                                       59.0
                                                      ------                                                     ------

   Expected cash balance, end of year (a).........    $  8.1                                                     $ 66.4
                                                      ======                                                     ======

---------
     (a) Includes cash balances of our other non-insurance subsidiaries, which are available to CDOC or CNO.
     (b) Includes additional interest expense required after the modification to our Second Amended Credit Facility on March 30, 2009, as further described below.

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

     In connection with the Transfer further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", the Company issued a $125.0 million Senior Note due November 12, 2013 payable to Senior Health. The Senior Note has a five-year maturity date; a 6 percent interest rate; and requires annual principal payments of $25.0 million. Such amounts are expected to be funded by the Company's operating activities. Conseco agreed that it would not pay cash dividends on its common stock while any portion of the Senior Note remained outstanding.

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that will mature on June 22, 2009. In October 2008, the Company borrowed $75.0 million under the revolving credit facility. The Company also requested borrowings of $5.0 million which were not funded. In December 2008, we repaid $20.0 million of the revolving facility and reduced the maximum amount available under the revolving facility to $60.0 million. At December 31, 2008, there was $55.0 million outstanding under the revolving facility. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as the balance of the Second Amended Credit Facility.

     During 2008, we made scheduled principal payments totaling $8.7 million on our Second Amended Credit Facility. The scheduled repayment of our direct corporate obligations (including payments required under the Second Amended Credit Facility, the revolving credit facility, the Senior Note and the Debentures) is as follows (dollars in millions):

            2009..........................................  $   90.0
            2010..........................................     326.8
            2011..........................................      33.7
            2012..........................................      33.8
            2013..........................................     845.5
                                                            --------

                                                            $1,329.8
                                                            ========

     Pursuant to our Second Amended Credit Facility, we agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The Second Amended Credit Facility also requires that the Company's audited consolidated financial statements be accompanied by an opinion, from a nationally-recognized independent public accounting firm, stating that such audited consolidated financial statements present fairly, in all material respects, the financial position and results of operations of the Company in conformity with GAAP for the periods indicated. Such opinion shall not include an explanatory paragraph regarding the Company's ability to continue as a going concern or similar qualification. Although we were in compliance with the provisions of the Second Amended Credit Facility as of December 31, 2008, these provisions represent significant restrictions on the manner in which we may operate our business. If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, no assurance can be given that we would have sufficient liquidity to repay our bank indebtedness in full or any of our other debts.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) certain equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, of approximately $1.3 million, is expected to be paid in March 2009). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

     Under our Second Amended Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders. The following describes the financial ratios and amounts as of December 31, 2008:

                                                     Covenant under the        Balance or            Margin for adverse
                                                       Second Amended          ratio as of            development from
                                                     Credit Facility (a)    December 31, 2008     December 31, 2008 levels
                                                     ---------------        -----------------     ------------------------
       Aggregate risk-based capital ratio.........  greater than or equal          255%                Reduction to
                                                           to 250%                                     statutory capital and
                                                                                                       surplus of
                                                                                                       approximately $25
                                                                                                       million, or an
                                                                                                       increase to the risk-
                                                                                                       based capital of
                                                                                                       approximately $10
                                                                                                       million.

       Combined statutory capital and surplus.....   greater than $1,270       $1,366 million          Reduction to
                                                           million                                     combined statutory
                                                                                                       capital and surplus
                                                                                                       of approximately
                                                                                                       $96 million.

       Debt to total capitalization ratio.........    not more than 30%              28%               Reduction to
                                                                                                       shareholders' equity
                                                                                                       of approximately
                                                                                                       $273 million or
                                                                                                       additional debt of
                                                                                                       $117 million.

       Interest coverage ratio....................  greater than or equal         2.35 to 1            Reduction in cash
                                                    to 2.00 to 1 for each                              flows to the holding
                                                    rolling four quarters                              company of
                                                                                                       approximately
                                                                                                       $20 million.

--------------
     (a) Refer to the information provided below for a description of changes to the covenant requirements as a result of the amendment to the Second Amended Credit Facility on March 30, 2009.

These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If the lenders under our Second Amended Credit Facility would elect to accelerate the amounts due, the holders of our Debentures and Senior Note could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

     The following summarizes the pro forma financial ratios and amounts as of December 31, 2008 as if the amendments made to the covenants on March 30, 2009 were effective on December 31, 2008:

                                   Covenant under the
                                     Second Amended                                          Pro Forma margin for
                                   Credit Facility as                Balance or           adverse development from
                                       amended on                    ratio as of              December 31, 2008
                                     March 30, 2009               December 31, 2008               levels (a)
                                     --------------               -----------------               ----------
Aggregate risk-based
    capital ratio...........    Greater than or equal to                  255%            Reduction to statutory capital
                                200% from March 31, 2009                                  and surplus of approximately
                                through June 30, 2010 and                                 $290 million, or an increase
                                thereafter, greater than 250%                             to the risk-based capital of
                                (the same ratio required by                               approximately $145 million.
                                the facility prior to the
                                amendment).

Combined statutory
    capital and surplus.....    Greater than $1,100 million             $1,366            Reduction to combined
                                from March 31, 2009 through                               statutory capital and surplus
                                June 30, 2010 and thereafter,                             of approximately $265 million.
                                $1,270 (the same amount
                                required by the facility prior
                                to the amendment).

Debt to total capitalization
    ratio...................    Not more than 32.5% from                  28%             Reduction to shareholders'
                                March 31, 2009 through                                    equity of approximately $615
                                June 30, 2010 and thereafter,                             million or additional debt of
                                not more than 30% (the same                               $295 million.
                                ratio required by the facility
                                prior to the amendment).

Interest coverage ratio.....    Greater than or equal to 1.50          2.35 to 1          Reduction in cash flows to
                                to 1 for rolling four quarters                            the holding company of
                                from March 31, 2009 through                               approximately $45 million.
                                June 30, 2010 and thereafter,
                                2.00 to 1 (the same ratio required
                                by the facility prior to the
                                amendment).

------------
     (a) Calculated as if the amendments made to the financial covenants on March 30, 2009 (applicable to the period March 31, 2009 through June 30, 2010) were effective on December 31, 2008.

     Pursuant to its amended terms, the applicable interest rate on the Second Amended Credit Facility (based on either a Eurodollar or base rate) has increased. The Eurodollar rate is now equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate). The base rate is now equal to 2.5 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. In addition, the amended agreement requires the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Second Amended Credit Facility, which fee will be added to the principal balance outstanding and will be payable at the maturity of the facility. This 1 percent fee will be reported as non-cash interest expense.

     The modifications to the Second Amended Credit Facility also place new restrictions on the ability of the Company to incur additional indebtedness. The amendment: (i) deleted the provision that allowed the Company to borrow up to an additional $330 million under the Second Amended Credit Facility (the lenders under the facility having had no obligation to lend any amount under that provision); (ii) reduced the amount of secured indebtedness that the Company can incur from $75 million to $2.5 million; and (iii) limited the ability of the Company to incur additional unsecured indebtedness, except as provided below, to $25 million, and eliminated the provision that would have allowed the Company to incur additional unsecured indebtedness to the extent that principal payments were made on existing unsecured indebtedness.

     The Company is permitted to issue unsecured indebtedness that is used solely to pay the holders of the Debentures, provided that such indebtedness shall: (i) have a maturity date that is no earlier than October 10, 2014; (ii) contain covenants and events of default that are no more restrictive than those in the Second Amended Credit Facility; (iii) not amortize; and (iv) not have a put date or otherwise be callable prior to April 10, 2014, and provided further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding Debentures, shall not exceed twice the amount of cash interest currently payable on the outstanding Debentures.

     The amendment prohibits the Company from redeeming or purchasing the Debentures with cash from sources other than those described in the previous paragraph. The amendment permits the Company to amend, modify or refinance the Debentures so long as such new indebtedness complies with the restrictions set forth in the previous paragraph.

     In addition, pursuant to the terms of the amended debt agreement, the agent (acting on behalf of the lenders) has the right to appoint a financial advisor at the Company's expense to, among other things, review financial projections and other financial information prepared by or on behalf of the Company, perform valuations of the assets of the Company and take other actions as are customary or reasonable for an advisor acting in such capacity.

     Pursuant to GAAP, the amendment to the Second Amended Credit Facility is required to be accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the effects of the modifications will be accounted for prospectively from March 31, 2009, and we will not change the $911.8 million carrying amount of the Second Amended Credit Facility as a result of the modifications. However, the estimated $9.0 million of fees incurred in conjunction with the modifications of the facility will be expensed in the first quarter of 2009.

     Our life insurance subsidiaries are subject to risk-based capital requirements. As described above, our Second Amended Credit Facility contains certain financial covenants which are based on our aggregate risk-based capital. The recent unprecedented economic and market conditions has both reduced the statutory capital of our insurance subsidiaries and increased the risk-based capital requirements of our insurance subsidiaries as further discussed below:

     o We have incurred realized investment losses that reduced available capital and surplus. For example, during the fourth quarter of 2008, we incurred net capital losses pursuant to statutory accounting practices of approximately $113 million. These losses resulted in a reduction to our aggregate risk-based capital ratio of 21 percentage points.

     o We have had adverse experience related to certain commercial mortgage loans which has resulted in an increase to our aggregate risk-based capital. In the second quarter of 2008, we began foreclosure proceedings on two delinquent commercial mortgage loans. Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply a "mortgage experience adjustment factor" to the entire portfolio of commercial mortgage loans based, in large part, on a comparison of our default and loss experience to the aggregate industry default and loss experience. The calculation is extremely sensitive to slight variations in our experience. For example, during the fourth quarter of 2008, our minimum aggregate risk-based capital increased by approximately $42 million due to these requirements and the foreclosure of these two loans which had a combined book value of approximately $20 million. The establishment of additional required risk-based capital related to the mortgage experience adjustment factor resulted in a reduction to the aggregate risk-based capital ratio of 23 percentage points in the fourth quarter of 2008.

     o Certain of our fixed maturity investments have been subject to downgrades by nationally recognized statistical rating organizations, which have resulted in an increase to our aggregate risk-based capital. Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply factors to the carrying value of their fixed maturity investments which increase required risk-based capital based on current ratings of nationally recognized statistical rating organizations. Significant ratings downgrades increase these capital requirements. For example, during the fourth quarter of 2008 our required aggregate risk-based capital increased by approximately $19.1 million as a result of downgrades of certain of our fixed maturity investments. These downgrades resulted in a reduction to the aggregate risk-based capital ratio of 9 percentage points. Additional downgrades in our portfolio during the first quarter of 2009 are expected to result in additional required risk-based capital. For example, through February 28, 2009, our required risk-based capital is estimated to have increased by approximately $20 million as a result of recent downgrades.

     We have recently taken capital management actions to improve our capitalization and ratios and/or to improve our liquidity. In addition, our insurance subsidiaries have generated statutory operating income, excluding capital losses. The actions we have taken and our fourth quarter 2008 statutory operating income are discussed further below:

     o We requested and obtained approval of a statutory permitted accounting practice as of December 31, 2008 for our insurance subsidiaries domiciled in Illinois and Indiana. The permitted practice modifies the accounting for deferred income taxes by increasing the realization period for deferred tax assets from within one year to within three years of the balance sheet date and increasing the asset recognition limit from 10 percent to 15 percent of adjusted capital and surplus as shown in the most recently filed statutory financial statements. The impact of the permitted practice was to increase the statutory consolidated capital and surplus of our insurance subsidiaries by $62 million as of December 31, 2008. In addition, the consolidated risk-based capital ratio increased by 11 percentage points and, as a result, the Company did not need to take additional actions in order to meet the risk-based capital financial covenant requirement at December 31, 2008. The benefit of this permitted practice may not be considered by our insurance subsidiaries when determining surplus available for dividends.

     o We have entered into reinsurance agreements which have reduced the aggregate risk-based capital of our insurance subsidiaries. For example, during the fourth quarter of 2008 we entered into two reinsurance transactions which had the effect of increasing our aggregate risk-based capital ratio by 8 percentage points.

     o During the fourth quarter of 2008, we completed a transaction pursuant to which our ownership of Senior Health was transferred to an independent trust. The completion of this transaction had the effect of increasing our aggregate risk-based capital ratio by 18 percentage points.

     o In the first quarter of 2009, Conseco Insurance Company terminated an existing intercompany commission financing arrangement with a non-life subsidiary of the Company. In connection with the termination of the agreement, Conseco Insurance Company paid $17 million to the non-life subsidiary, representing the present value of the future commissions Conseco Insurance Company would have otherwise paid to the non-life subsidiary over the next several years. The termination of the commission financing agreement had the effect of reducing the statutory capital and surplus of Conseco Insurance Company. However, the current cash available to the holding company increased by the $17 million termination payment.

     o Excluding capital losses, our insurance subsidiaries have generated statutory operating income which increases our aggregate risk-based capital ratio. For example, during the fourth quarter of 2008 our insurance subsidiaries generated $73.5 million of statutory operating income (excluding the effects of transactions related to the transfer of Senior Health to an independent trust). This income had the effect of increasing our aggregate risk-based capital ratio by 12 percentage points.

     The Company's management believes there are additional actions that may be taken in 2009 to improve the capitalization and aggregate risked-based capital ratio including, but not limited to the sale of certain securities in our portfolio, sale leaseback transactions of one of our office buildings, and entry into additional reinsurance arrangements. Such additional actions that may be taken in the future are not reflected in our current 2009 operating plan or the projected sources and uses of cash summarized above. There can be no assurance that such actions can be completed or that the completion of any such actions would not result in other adverse effects such as the reduction of future profitability of the Company.

     Pursuant to our Second Amended Credit Facility, we may repurchase Debentures subject to certain restrictions. During 2008, we repurchased $37.0 million par value of the Debentures for $15.3 million plus accrued interest. In 2008, we recognized a gain on the extinguishment of debt of $21.2 million related to such repurchases. Debentures with a par value of $293.0 million remain outstanding. We may elect to repurchase additional Debentures in the future. Refer to the information provided above related to changes as a result of the amendment to the Second Amended Credit Facility on March 30, 2009, for new restrictions on the Company's ability to redeem, purchase, amend, modify or refinance the Debentures.

     Our financial condition and ratings, the degree of our leverage, the current credit market conditions and the restrictions in our Second Amended Credit Facility present issues which could have material adverse consequences to us, including the following: (i) our ability to obtain additional financing is limited; (ii) all of our projected cash flow from the operations of our holding companies will be required to be used for the payment of interest expense and principal repayment obligations; (iii) the ability of our holding companies to receive cash dividends and surplus debenture interest payments from our insurance subsidiaries is subject to regulator approval; (iv) any new financing or any refinancing or modifications of our current indebtedness will likely be available only at interest rates that are significantly higher than we are currently paying; and (v) our ability to compete in certain markets and to sell certain products is severely limited by our current financial condition and ratings.

     The current uncertainty or volatility in the financial markets has reduced our ability to obtain new financing on favorable terms, and eliminated our ability to access certain markets at all. As a result, we do not believe we will be able to replace our current revolving credit facility when it matures on June 22, 2009, or if a replacement is available it would likely have unattractive terms. In addition, if we would violate any loan covenants or financial ratios under our Second Amended Credit Facility, the cost of a waiver or modification would likely be unattractive, or may not be possible at all.

     On March 4, 2009, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to "B" from "B+" and such ratings have been placed under review with negative implications. On March 3, 2009, Moody's downgraded the financial strength ratings of our primary insurance subsidiaries to "Ba2" from "Ba1" and the outlook remained negative for our primary insurance subsidiaries. On February 26, 2009, S&P downgraded the financial strength ratings of our primary insurance subsidiaries to "BB-" from "BB+" and the outlook remained negative for our primary insurance subsidiaries.

     On September 18, September 29, October 2 and October 10, 2008, A.M. Best, Fitch, Moody's, and S&P, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers' capital levels and profitability.

     In light of the difficulties experienced recently by many financial institutions, including insurance companies, rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us. They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response.

     Accordingly, further downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency. These could increase policy surrenders and withdrawals, adversely affect relationships with our distribution channels, reduce new sales, reduce our ability to borrow and increase our future borrowing costs.

     We believe that the existing cash available to CNO, the cash flows to be generated from operations and the other transactions summarized above will be sufficient to allow us to meet our debt obligations through 2009. Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions. We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

     Our principal repayments and other debt service requirements in 2010 currently exceed the cash flows expected to be available from our subsidiaries. We have the following debt repayment obligations in 2010 (dollars in millions):

       3.50% convertible debentures..................     $293.0
       Secured credit agreement......................        8.8
       6% Senior Note................................       25.0
                                                          ------

                                                          $326.8
                                                          ======

     We are continuing to explore various alternatives to address our 2010 debt service requirements, including, without limitation, financing transactions, reinsurance transactions, asset sales, transactions to improve statutory capital and debt modification. Failure to generate sufficient cash to meet our debt obligations in 2010 could have material adverse consequences on the Company.

     The Second Amended Credit Facility, Debentures and Senior Note are discussed in further detail in the notes to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" and "Subsequent Events". Additional statutory information is included in the note to the consolidated financial statements entitled "Statutory Information (Based on Non-GAAP Measures)". For additional discussion regarding the liquidity and other risks that we face, see "Risk Factors".

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2008, approximately 20 percent of our total insurance liabilities, or approximately $4.8 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio as a result of changes in the prepayment rate of the loans underlying such securities. We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

     The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2008, approximately 41 percent of our insurance liabilities had interest rates that may be reset annually; 40 percent had a fixed explicit interest rate for the duration of the contract; 14 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2008, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 6.0 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.5 percent.

     We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments and to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2008, the adjusted modified duration of our fixed maturity investments (as modified to reflect payments and potential calls) was approximately 7.6 years and the duration of our insurance liabilities was approximately 7.8 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $185 million if interest rates were to increase by 10 percent from their levels at December 31, 2008. This compares to a decline in fair value of $490 million based on amounts and rates at December 31, 2007. Our computer simulated calculations include numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2008, we recognized net realized investment losses of $262.4 million, which were comprised of: (i) $100.1 million of net losses from the sales of investments (primarily fixed maturities) and; (ii) $162.3 million of writedowns of investments for other than temporary declines in fair value. During 2007, we recognized net realized investment losses of $158.0 million, which were comprised of: (i) $52.5 million of net losses from the sales of investments (primarily fixed maturities); (ii) $31.8 million of writedowns of investments for other than temporary declines in the fair value; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. During 2006, we recognized net realized investment losses of $46.6 million, which were comprised of $25.5 million of net losses from the sales of investments (primarily fixed maturities), and $21.1 million of writedowns of investments for other than temporary declines in the fair value.

     The Company is subject to risk resulting from fluctuations in market prices of our equity securities. In general, these investments have more year-to-year price variability than our fixed maturity investments. However, returns over longer time frames have been consistently higher. We manage this risk by limiting our equity securities to a relatively small portion of our total investments.

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

     RESULTS OF DISCONTINUED OPERATIONS.

     As further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", the long-term care business of Senior Health is reflected as a discontinued operation in all periods presented. As a result, the comparison of the 2008 operating results to prior periods is impacted by the Transfer. The following summarizes the operating results of our discontinued operations (dollars in millions):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Premium collections (all of which are renewal premiums):
     Long-term care.......................................................   $  225.9        $  269.1        $  283.6
                                                                             ========        ========        ========

Average liabilities for insurance products, net of reinsurance ceded:
     Long-term care.......................................................   $2,881.2        $2,903.8        $2,787.1
                                                                             ========        ========        ========

Revenues:
     Insurance policy income..............................................    $ 227.9        $  271.6        $  292.6
     Net investment income on general account
       invested assets....................................................      156.9           166.8           155.6
                                                                              -------        --------        --------

         Total revenues...................................................      384.8           438.4           448.2
                                                                              -------        --------        --------

Expenses:
     Insurance policy benefits............................................      311.2           517.8           355.4
     Amortization related to operations...................................       16.7            22.5            18.3
     Gain on reinsurance recapture........................................      (29.7)            -               -
     Loss on Transfer and transaction expenses............................      363.6             -               -
     Other operating costs and expenses...................................       54.0            63.7            73.4
                                                                              -------        --------        --------

         Total benefits and expenses......................................      715.8           604.0           447.1
                                                                              -------        --------        --------

   Income (loss) before net realized investment
     gains (losses) and income taxes......................................     (331.0)         (165.6)            1.1

     Net realized investment gains (losses)...............................     (380.1)            2.6             (.6)
                                                                              -------        --------        --------

   Income (loss) before income taxes......................................    $(711.1)       $ (163.0)       $     .5
                                                                              =======        ========        ========

Health benefit ratios:
       Insurance policy benefits..........................................     $311.2          $517.8          $355.4
       Benefit ratio (a)..................................................     136.6%          190.6%          121.5%
       Interest-adjusted benefit ratio (b)................................      67.7%          129.2%           68.3%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-

          term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our discontinued operations was $156.9 million, $166.8 million and $155.6 million in 2008, 2007 and 2006, respectively.

     Total premium collections were $225.9 million in 2008, down 16 percent from 2007 and $269.1 million in 2007, down 5.1 percent from 2006. We ceased marketing this long-term care business in 2003. Accordingly, collected premiums have decreased over time as policies lapsed, partially offset by premium rate increases.

     Average liabilities for insurance products, net of reinsurance ceded were approximately $2.9 billion, $2.9 billion and $2.8 billion in 2008, 2007 and 2006, respectively.

     Insurance policy income is comprised of premiums earned on these long-term care policies.

     Net investment income on general account invested assets decreased 5.9 percent, to $156.9 million, in 2008 and increased 7.2 percent, to $166.8 million, in 2007. The average balance of general account invested assets was $2.5 billion, $2.9 billion and $2.7 billion in 2008, 2007 and 2006, respectively. The average yield on these assets was 6.22 percent, 5.73 percent and 5.78 percent in 2008, 2007 and 2006, respectively. The increase in yield in 2008 reflects the decrease in the cost basis of investments as a result of the recognition of other-than-temporary impairments as further discussed below under net realized investment gains (losses).

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits were $311.2 million in 2008; $517.8 million in 2007; and $355.4 million in 2006.

     The benefit ratio on this block of business was 136.6 percent, 190.6 percent and 121.5 percent in 2008, 2007 and 2006, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $21.8 million, $123.8 million and $48.9 million in 2008, 2007 and 2006, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 127.0 percent, 145.0 percent and 104.8 percent in 2008, 2007 and 2006, respectively. These ratios reflect the significantly higher level of incurred claims experienced in 2007 and 2006 resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 67.7 percent,
129.2 percent and 68.3 percent in 2008, 2007 and 2006, respectively. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 58.1 percent, 83.6 percent and 51.6 percent in 2008, 2007 and 2006, respectively.

     This long-term care business was primarily issued by Senior Health prior to its acquisition by our Predecessor in 1996. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In addition, there has been an increase in the incidence and duration of claims in recent periods. This adverse experience is reflected in the higher insurance policy benefits experienced in 2008, 2007 and 2006.

     In each quarterly period, we calculated our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period. Our actuaries estimated these claim reserves using various generally recognized actuarial methodologies which are based on informed estimates and judgments that are believed to be appropriate. Additionally, an external actuarial firm provided consulting services which involved a review of the Company's judgments and estimates for claim reserves on this long-term care block of business on a periodic basis. As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised. Significant assumptions made in estimating claim reserves for long-term care policies include expectations about the: (i) future duration of existing claims;
(ii) cost of care and benefit utilization; (iii) interest rate utilized to discount claim reserves; (iv) claims that have been incurred but not yet reported; (v) claim status on the reporting date; (vi) claims that have been closed but are expected to reopen; and (vii) correspondence that has been received that will ultimately become claims that have payments associated with them.

     During the second quarter of 2007, we increased claim liabilities for this long-term care insurance block by $108 million as a result of changes in our estimates of claim reserves incurred in prior periods. Approximately $18 million of this increase related to claims with incurrence dates in the first quarter of 2007 and $90 million related to claims with incurrence dates prior to 2007.

     The $108 million increase in estimates of claims incurred in prior periods included $100 million of adjustments related to updates to our reserve assumptions and methodologies to reflect emerging trends in our claim experience. The following assumption changes primarily contributed to the $100 million adjustment:

     o We increased our reserves by $32 million for changes to our assumptions regarding the future duration of existing claims. We updated these assumptions to reflect our current expectation that policyholders will receive benefits for a longer period based on changing trends in the duration of our claims.

     o We increased our reserves by $31 million related to a block of long-term care policies originally sold by Transport Life Insurance Company ("Transport") and acquired by our Predecessor. We estimate claim reserves for this block of business using an aggregate paid loss development method, which uses historical payment patterns to project ultimate losses for all the claims in a given incurral period. We refined our loss development assumptions by developing separate assumption tables for claimants with and without lifetime benefit periods and for claimants with and without inflationary benefits, since this block's recent loss experience has been extremely sensitive to the mix of its business. This adjustment further improved the estimate that was made during the first quarter of 2007, which is described in further detail below. This adjustment relates to our assumption of future duration of existing claims.

     o We increased our claim reserves by $22 million to better reflect fluctuations in claim inventories related to certain blocks of business. This increase relates to our estimate of claim status on the reporting date.

     o We increased our claim reserves by $15 million for our estimate of incurred but not reported claims, reflecting recent experience and the impact of the other adjustments on waiver of premium reserves.

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

     During the fourth quarter of 2006, we increased claim liabilities for this long-term care insurance block by $49.1 million as a result of changes in our estimates of claim reserves incurred in prior periods. Approximately $22.2 million of this increase related to claims with incurrence dates in the first three quarters of 2006 and $26.9 million related to claims with incurrence dates prior to 2006.

     The $49.1 million adjustment primarily related to two assumption changes reflecting recent trends we noted in our claims experience in the fourth quarter of 2006:

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

          Accordingly, we updated our assumptions to reflect these trends, which had the effect of increasing our claim reserves by approximately $23 million.

     (ii) Liabilities for incurred but not reported claims: In determining the estimate of claims incurred in a particular period, we must make an assumption regarding the ultimate liability for claims that have been incurred but not yet reported to us. This assumption is based on historical studies related to claims that are reported to us after the date of our financial statements, but were incurred prior to the date of our financial statements. For the most recent incurral periods, we apply loss ratio adjustments to our estimates of liabilities for incurred but not reported claims in an effort to ensure the ratio of incurred claims to premiums (incurred loss ratio) related to these estimated unreported claims, reflects recent trends in our experience. During 2006, we experienced a significant increase in the incurred loss ratio for 2005 and 2006 incurral periods. We increased the aforementioned loss ratio adjustments in response to this experience, which had the effect of increasing our claim reserves by approximately $24 million.

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

     We had been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies. During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products of Senior Health as we believed the existing rates were too low to fund expected future benefits. These filings were expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases. We chose to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder's premiums in any single year. The effects of the first round of rate filings were partially realized in our premium revenue. In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies. The full effect of all three rounds of rate increases was not expected to be fully realized until 2011.

     On April 20, 2004, the Florida Office of Insurance Regulation issued an order to Senior Health, that affected approximately 12,600 home health care policies issued in Florida by Senior Health and its predecessor companies. Pursuant to the Order, Senior Health offered the following three alternatives to holders of these policies subject to rate increases as follows:

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

     Amortization related to operations includes amortization of insurance acquisition costs. Fluctuations in amortization of insurance acquisition costs generally correspond with changes in lapse experience.

     Gain on reinsurance recapture resulted from the recapture of a block of previously reinsured long-term care business in the third quarter of 2008. Such business was included in the Transfer.

     Loss on Transfer and transaction expenses relates to the loss on the transfer of Senior Health to an independent trust as further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust".

     Other operating costs and expenses were $54.0 million in 2008; $63.7 million in 2007; and $73.4 million in 2006, respectively. Other operating costs and expenses, excluding commission expenses, for this segment were $29.7 million in 2008, $34.7 million in 2007 and $40.7 million in 2006.

     Net realized investment gains (losses) fluctuated each period. During 2008, net realized investment losses included $.4 million of net gains from the sales of investments (primarily fixed maturities), net of $380.5 million of writedowns of investments (which were transferred to the Independent Trust) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value. During 2007, net realized investment gains included $3.8 million from the sales of investments (primarily fixed maturities), net of $1.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During 2006, net realized investment gains included $.7 million of net gains from the sales of investments (primarily fixed maturities), net of $1.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

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

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Registered Public Accounting Firm............................................................... 111

Consolidated Balance Sheet at December 31, 2008 and 2007.............................................................. 112

Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006............................. 114

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006................... 115

Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006............................. 117

Notes to Consolidated Financial Statements............................................................................ 118

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors Conseco, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conseco Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting and disclosure of insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the consolidated financial statements, certain events occurred subsequent to December 31, 2008, which include an amendment to the Company's Second Amended Credit Facility, certain rating agency downgrades and the obtainment of certain insurance regulatory agency approvals.

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


/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 31, 2009

                         CONSECO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2008 and 2007
                              (Dollars in millions)


                                     ASSETS

                                                                                                 2008              2007
                                                                                                 ----              ----
Investments:
     Actively managed fixed maturities at fair value (amortized cost:
       2008 - $18,276.3; 2007 - $18,281.5)...............................................     $15,277.0         $17,859.5
     Equity securities at fair value (cost: 2008 - $31.0; 2007 - $34.0)..................          32.4              34.5
     Mortgage loans......................................................................       2,159.4           1,855.8
     Policy loans........................................................................         363.5             370.4
     Trading securities..................................................................         326.5             665.8
     Securities lending collateral.......................................................         393.7             405.8
     Other invested assets ..............................................................          95.0             132.7
                                                                                              ---------         ---------

       Total investments.................................................................      18,647.5          21,324.5

Cash and cash equivalents - unrestricted.................................................         894.5             361.9
Cash and cash equivalents - restricted...................................................           4.8              21.1
Accrued investment income................................................................         298.7             281.0
Value of policies inforce at the Effective Date..........................................       1,477.8           1,573.6
Cost of policies produced................................................................       1,812.6           1,423.0
Reinsurance receivables..................................................................       3,284.8           3,513.0
Income tax assets, net...................................................................       2,053.7           1,610.2
Assets held in separate accounts.........................................................          18.2              27.4
Other assets.............................................................................         277.1             283.1
Assets of discontinued operations........................................................           -             3,552.4
                                                                                              ---------         ---------

       Total assets......................................................................     $28,769.7         $33,971.2
                                                                                              =========         =========


                            (continued on next page)



















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                           December 31, 2008 and 2007
                              (Dollars in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 2008              2007
                                                                                                 ----              ----
Liabilities:
     Liabilities for insurance products:
       Interest-sensitive products........................................................      $13,332.8       $13,169.4
       Traditional products...............................................................        9,828.7         9,548.4
       Claims payable and other policyholder funds........................................        1,008.4           909.7
       Liabilities related to separate accounts...........................................           18.2            27.4
     Other liabilities....................................................................          457.4           492.3
     Investment borrowings................................................................          767.5           913.0
     Securities lending payable...........................................................          408.8           409.5
     Notes payable - direct corporate obligations.........................................        1,328.7         1,193.7
     Liabilities of discontinued operations...............................................            -           3,071.9
                                                                                                ---------       ---------

         Total liabilities................................................................       27,150.5        29,735.3
                                                                                                ---------       ---------

Commitments and Contingencies (Note 9)

Shareholders' equity:
     Common stock ($0.01 par value, 8,000,000,000 shares authorized,
       shares issued and outstanding:  2008 - 184,753,758; 2007 - 184,652,017)............            1.9             1.9
     Additional paid-in capital...........................................................        4,076.0         4,068.6
     Accumulated other comprehensive loss.................................................       (1,770.7)         (273.3)
     Retained earnings (accumulated deficit)..............................................         (688.0)          438.7
                                                                                                ---------       ---------

         Total shareholders' equity.......................................................        1,619.2         4,235.9
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.......................................      $28,769.7       $33,971.2
                                                                                                =========       =========























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2008, 2007 and 2006
                  (Dollars in millions, except per share data)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Revenues:
    Insurance policy income............................................     $ 3,253.6       $ 2,895.7        $ 2,696.4
    Net investment income (loss):
       General account assets..........................................       1,254.5         1,350.5          1,279.6
       Policyholder and reinsurer accounts and other special-purpose
         portfolios....................................................         (75.7)           19.3             71.2
    Net realized investment losses.....................................        (262.4)         (158.0)           (46.6)
    Fee revenue and other income.......................................          19.7            23.8             19.2
                                                                            ---------       ---------        ---------

       Total revenues..................................................       4,189.7         4,131.3          4,019.8
                                                                            ---------       ---------        ---------

Benefits and expenses:
    Insurance policy benefits..........................................       3,212.5         2,915.9          2,677.6
    Interest expense...................................................          97.8           117.3             73.5
    Amortization.......................................................         367.9           426.8            423.3
    (Gain) loss on extinguishment of debt..............................         (21.2)            -                 .7
    Costs related to a litigation settlement...........................           -              64.4            174.7
    Loss related to an annuity coinsurance transaction.................           -              76.5              -
    Other operating costs and expenses.................................         520.3           540.4            503.3
                                                                            ---------       ---------        ---------

       Total benefits and expenses.....................................       4,177.3         4,141.3          3,853.1
                                                                            ---------       ---------        ---------

       Income (loss) before income taxes and discontinued operations...          12.4           (10.0)           166.7

Income tax expense (benefit):
    Tax expense (benefit) on period income.............................          12.5            (4.0)            61.0
    Valuation allowance for deferred tax assets........................         403.9            68.0              -
                                                                            ---------       ---------        ---------

       Income (loss) before discontinued operations....................        (404.0)          (74.0)           105.7

Discontinued operations, net of income taxes...........................        (722.7)         (105.9)              .3
                                                                            ---------       ---------        ---------

    Net income (loss)..................................................      (1,126.7)         (179.9)           106.0

Preferred stock dividends..............................................           -              14.1             38.0
                                                                            ---------       ---------        ---------

    Net income (loss) applicable to common stock.......................     $(1,126.7)      $  (194.0)       $    68.0
                                                                            =========       =========        =========

Earnings (loss) per common share:
     Basic:
       Weighted average shares outstanding.............................   184,704,000     173,374,000      151,690,000
                                                                          ===========     ===========      ===========

       Income (loss) before discontinued operations....................        $(2.19)          $(.51)            $.45
       Discontinued operations.........................................         (3.91)           (.61)              -
                                                                               ------          ------             ----

         Net income (loss).............................................        $(6.10)         $(1.12)            $.45
                                                                               ======          ======             ====

     Diluted:
       Weighted average shares outstanding.............................   184,704,000     173,374,000      152,509,000
                                                                          ===========     ===========      ===========

       Income (loss) before discontinued operations....................        $(2.19)         $ (.51)            $.45
       Discontinued operations.........................................         (3.91)           (.61)              -
                                                                               ------          ------              ---

         Net income (loss).............................................        $(6.10)         $(1.12)            $.45
                                                                               ======          ======             ====

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)

                                                                                                                   Retained
                                                                               Common stock    Accumulated other   earnings
                                                                   Preferred  and additional     comprehensive   (accumulated
                                                          Total      stock    paid-in capital    income (loss)     deficit)
                                                          -----      -----    ---------------    -------------     --------
Balance, December 31, 2005...........................    $4,497.3    $ 667.8      $3,190.4          $  71.7        $567.4

   Comprehensive loss, net of tax:
     Net income......................................       106.0        -             -                -           106.0
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $77.4).............................      (137.9)       -             -             (137.9)          -
                                                         --------

         Total comprehensive loss....................       (31.9)

   Adjustment to initially apply SFAS No. 158
     related to the unrecognized net loss related
     to deferred compensation plan (net of
     applicable income tax benefit of $3.5)..........        (6.4)       -             -               (6.4)          -
   Reduction of deferred income tax valuation
     allowance.......................................       260.0        -           260.0              -             -
   Stock option and restricted stock plans...........        12.4        -            12.4              -             -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date............................................         6.7        -             6.7              -             -
   Dividends on preferred stock......................       (38.0)       -             -                -           (38.0)
                                                         --------    -------      --------          -------        ------

Balance, December 31, 2006...........................     4,700.1      667.8       3,469.5            (72.6)        635.4

   Comprehensive loss, net of tax:
     Net loss........................................      (179.9)       -             -                -          (179.9)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $113.0)............................      (202.4)       -             -             (202.4)          -
                                                         --------

         Total comprehensive loss....................      (382.3)

   Cost of shares acquired...........................       (87.2)       -           (87.2)             -             -
   Stock option and restricted stock plans...........        14.4        -            14.4              -             -
   Change in unrecognized net loss related to
     deferred compensation plan (net of applicable
     income tax expense of $.9 million)..............         1.7        -             -                1.7           -
   Reduction of tax liabilities related to various
     contingencies recognized at the fresh-start
     date in conjunction with adoption of FIN 48.....         6.0        -             6.0              -             -
   Cumulative effect of accounting change pursuant
     to SOP 05-1.....................................        (2.7)       -             -                -            (2.7)
   Conversion of preferred stock into common shares..         -       (667.8)        667.8              -             -
   Dividends on preferred stock......................       (14.1)       -             -                -           (14.1)
                                                         --------    -------      --------          -------        ------

Balance, December 31, 2007...........................    $4,235.9    $   -        $4,070.5          $(273.3)       $438.7

                          (continued on following page)

                     The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                              (Dollars in millions)

                                                                                                                   Retained
                                                                               Common stock    Accumulated other   earnings
                                                                   Preferred  and additional     comprehensive   (accumulated
                                                          Total      stock    paid-in capital    income (loss)     deficit)
                                                          -----      -----    ---------------    -------------     --------
Balance, December 31, 2007 (carried forward
   from prior page)..................................   $ 4,235.9    $   -        $4,070.5        $  (273.3)      $   438.7

   Comprehensive loss, net of tax:
     Net loss........................................    (1,126.7)       -             -                -          (1,126.7)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $833.9)............................    (1,496.9)       -             -           (1,496.9)            -
     Change in unrecognized net loss related to deferred
       compensation plan (net of applicable income tax
       benefit of $.2 million).......................         (.5)       -             -                (.5)            -
                                                        ---------

         Total comprehensive loss....................    (2,624.1)

   Stock option and restricted stock plans...........         7.4        -             7.4              -               -
                                                        ---------    -------      --------        ---------       ---------

Balance, December 31, 2008...........................   $ 1,619.2    $   -        $4,077.9        $(1,770.7)      $  (688.0)
                                                        =========    =======      ========        =========       =========





























                   The accompanying notes are an integral part of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2008, 2007 and 2006
                              (Dollars in millions)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Cash flows from operating activities:
   Insurance policy income...............................................   $ 3,140.7      $ 2,818.0        $ 2,633.4
   Net investment income.................................................     1,339.6        1,610.0          1,500.5
   Fee revenue and other income..........................................        19.7           23.8             19.3
   Net sales (purchases) of trading securities...........................       346.5         (114.3)            36.0
   Insurance policy benefits.............................................    (2,722.3)      (2,339.6)        (2,184.2)
   Interest expense......................................................       (95.4)        (114.7)           (66.9)
   Policy acquisition costs..............................................      (459.1)        (545.9)          (484.7)
   Other operating costs.................................................      (587.0)        (631.3)          (523.7)
   Taxes.................................................................         4.1           (2.7)             1.5
                                                                            ---------      ---------        ---------

       Net cash provided by operating activities.........................       986.8          703.3            931.2
                                                                            ---------      ---------        ---------

Cash flows from investing activities:
   Sales of investments..................................................     6,832.7        7,192.9          6,412.1
   Maturities and redemptions of investments.............................       695.1          948.4          2,038.0
   Purchases of investments..............................................    (8,193.7)      (9,248.7)        (9,490.8)
   Change in restricted cash.............................................        16.3            2.9             11.2
   Change in cash held by discontinued operations........................        45.6          (30.9)           (19.1)
   Other.................................................................       (25.8)         (24.2)           (21.7)
                                                                            ---------      ---------        ---------

       Net cash used by investing activities.............................      (629.8)      (1,159.6)        (1,070.3)
                                                                            ---------      ---------        ---------

Cash flows from financing activities:
   Issuance of notes payable, net........................................        75.0          200.0            196.7
   Issuance of common stock..............................................         -              3.4              1.0
   Payments to repurchase common stock...................................         -            (87.2)             -
   Payments on notes payable.............................................       (44.0)          (7.8)           (48.0)
   Amounts received for deposit products.................................     1,863.4        1,852.2          2,067.7
   Withdrawals from deposit products.....................................    (1,573.3)      (1,989.3)        (2,014.5)
   Investment borrowings.................................................      (145.5)         494.7            103.2
   Dividends paid on preferred stock.....................................         -            (19.0)           (38.0)
                                                                            ---------      ---------        ---------

       Net cash provided by financing activities.........................       175.6          447.0            268.1
                                                                            ---------      ---------        ---------

       Net increase (decrease) in cash and cash equivalents..............       532.6           (9.3)           129.0

Cash and cash equivalents, beginning of year.............................       361.9          371.2            242.2
                                                                            ---------      ---------        ---------

Cash and cash equivalents, end of year...................................   $   894.5      $   361.9        $   371.2
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

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments. Prior to the fourth quarter of 2008, we had a fourth segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. As a result of the Transfer, as further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of the long-term care business in the other business in run-off segment is presented as discontinued operations in our consolidated financial statements. Accordingly, we have restated all prior year segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through approximately 5,500 career agents and sales managers. Bankers Life and Casualty Company markets its products under its own brand name and Medicare Part D and Medicare Advantage products primarily through marketing agreements with Coventry Health Care ("Coventry").

     o Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company ("Colonial Penn"), markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing. Colonial Penn markets its products under its own brand name.

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through approximately 400 independent marketing organizations that represent over 2,400 independent producing agents, including approximately 575 from Performance Matters Associates, Inc., a wholly owned marketing company. This segment markets its products under the "Conseco" and "Washington National" brand names. Conseco Insurance Group includes the business of Conseco Health Insurance Company ("Conseco Health"), Conseco Life Insurance Company ("Conseco Life"), Conseco Insurance Company and Washington National Insurance Company ("Washington National"). This segment also includes blocks of long-term care and other health business of these companies that we no longer market or underwrite.

     2. TRANSFER OF SENIOR HEALTH INSURANCE COMPANY OF PENNSYLVANIA TO AN INDEPENDENT TRUST

     On November 12, 2008, Conseco and CDOC, Inc. ("CDOC"), a wholly owned subsidiary of Conseco (and together with Conseco, the "Conseco Parties"), completed the transfer (the "Transfer") of the stock of Senior Health Insurance Company of Pennsylvania ("Senior Health", formerly known as Conseco Senior Health Insurance Company prior to its name change in October 2008) to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust") for the exclusive benefit of Senior Health's long-term care policyholders. Consummation of the transaction was subject to the approval of the Pennsylvania Insurance Department.

     In connection with the Transfer, the Company entered into a $125.0 million Senior Note due November 12, 2013 (the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

"Senior Note"), payable to Senior Health. The note has a five-year maturity date; a 6 percent interest rate; and requires annual principal payments of $25.0 million. As a condition of the order from the Pennsylvania Insurance Department approving the Transfer, Conseco agreed that it would not pay cash dividends on its common stock while any portion of the $125.0 million note remained outstanding.

     Conseco recorded accounting charges totaling $1.0 billion related to the transaction, comprised of Senior Health's equity (as calculated in accordance with generally accepted accounting principles), an additional valuation allowance for deferred tax assets, the capital contribution to Senior Health and the Independent Trust and transaction expenses. The accounting charges are summarized as follows (dollars in millions):

   Recognition of unrealized losses on investments transferred
      to the Independent Trust...................................................................       $  380.5 (a)

   Gain on reinsurance recapture, net of tax.....................................................          (19.3)

   Increase to deferred tax valuation allowance based on recent results which have had a significant impact on taxable income and the
      effects of the transaction.................................................................          298.0

   Write-off of remaining shareholder's equity of Senior Health .................................          159.2 (a)

   Additional capital contribution and transaction expenses......................................          204.4 (a)
                                                                                                        --------

Total charges....................................................................................       $1,022.8
                                                                                                        ========

-----------------
     (a) Amount is before the potential tax benefit. A deferred tax valuation allowance was established for all future potential tax benefits generated by these charges since management has concluded that it is more likely than not that such tax benefits will not be utilized to offset future taxable income.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     As a result of the Transfer, Senior Health's long-term care business is presented as a discontinued operation for all periods presented. The operating results from the discontinued operations are as follows (dollars in millions):

                                                                                2008            2007          2006
                                                                                ----            ----          ----
       Revenues:
          Insurance policy income.......................................      $ 227.9         $ 271.6         $292.6
          Net investment income.........................................        156.9           166.8          155.6
          Net realized investment gains (losses)........................       (380.1)            2.6            (.6)
                                                                              -------         -------         ------

             Total revenues.............................................          4.7           441.0          447.6
                                                                              -------         -------         ------

       Benefits and expenses:
          Insurance policy benefits.....................................        311.2           517.8          355.4
          Amortization..................................................         16.7            22.5           18.3
          Gain on reinsurance recapture (a).............................        (29.7)            -              -
          Loss on Transfer and transaction expenses.....................        363.6             -              -
          Other operating costs and expenses............................         54.0            63.7           73.4
                                                                              -------         -------         ------

             Total benefits and expenses................................        715.8           604.0          447.1
                                                                              -------         -------         ------

             Income (loss) before income taxes..........................       (711.1)         (163.0)            .5

       Income tax expense (benefit):

          Tax expense (benefit) on period income........................       (440.7)          (57.1)            .2

          Valuation allowance for deferred tax assets...................        452.3             -              -
                                                                              -------         -------         ------

             Net income (loss) from discontinued operations.............      $(722.7)        $(105.9)        $   .3
                                                                              =======         =======         ======

---------------
     (a) In the third quarter of 2008, Senior Health recaptured a block of previously reinsured long-term care business which was included in the business transferred to the Independent Trust.

     The assets and liabilities of the discontinued operations are as follows (dollars in millions):

                                                                                     December 31, 2007
                                                                                     -----------------

       Investments..............................................................         $2,933.8
       Cash and cash equivalents - unrestricted.................................             45.6
       Accrued investment income................................................             38.3
       Value of policies inforce at the Effective Date..........................            149.2
       Reinsurance receivables..................................................             79.8
       Income tax assets, net...................................................            299.2
       Other assets.............................................................              6.5
                                                                                         --------

       Assets of discontinued operations........................................         $3,552.4
                                                                                         ========

       Liabilities for insurance products.......................................         $3,007.3
       Securities lending payable...............................................             50.9
       Other liabilities........................................................             13.7
                                                                                         --------

       Liabilities of discontinued operations...................................         $3,071.9
                                                                                         ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     3. BASIS OF PRESENTATION

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the "SEC"). We have reclassified certain amounts from prior periods to conform to the 2008 presentation. These reclassifications have no effect on net income or shareholders' equity.

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

     Consistent with our prior financial statements, these financial statements have been prepared assuming the Company will continue as a going concern.

     However, we have significant indebtedness which will require over $165 million in cash to service in 2009 (including the additional interest expense required after the modification to our $675.0 million secured credit agreement (the "Second Amended Credit Facility") described in the note to these consolidated financial statements entitled "Subsequent Events"). Pursuant to our Second Amended Credit Facility, we must maintain certain financial ratios. The levels of margin between the financial covenant requirements and our financial status, both at year-end 2008 and the projected levels during 2009, are relatively small and a failure to satisfy any of our financial covenants at the end of a fiscal quarter would trigger a default under our Second Amended Credit Facility. Achievement of our 2009 operating plan is a critical factor in having sufficient income and liquidity to meet all of our 2009 debt service requirements and other holding company obligations and failure to do so would have material adverse consequences for the Company. These items are discussed further below.

     At December 31, 2008, CNO, CDOC (our wholly owned subsidiary and a guarantor under the Second Amended Credit Facility) and our other non-insurance subsidiaries held unrestricted cash of $59.0 million. CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. Additional information on the ability of our insurance subsidiaries to pay dividends is included in the note to these consolidated financial statements entitled "Statutory Information (Based on Non-GAAP Measures)". The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

     In assessing Conseco's current financial position and operating plans for the future, management made significant judgments and estimates with respect to the potential financial and liquidity effects of Conseco's risks and uncertainties, including but not limited to:

     o the approval of dividend payments and surplus debenture interest payments from our insurance subsidiaries by the director or commissioner of the applicable state insurance departments;

     o the potential adverse effects on Conseco's businesses from recent downgrades or further downgrades by rating

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

          agencies;

     o    our ability to achieve our operating plan;

     o the potential for continued declines in the bond and equity markets and the potential for further significant recognition of other-than-temporary impairments;

     o the potential need to provide additional capital to our insurance subsidiaries;

     o our ability to continue to achieve compliance with our loan covenants and the financial ratios we are required to maintain;

     o the potential loss of key personnel that could impair our ability to achieve our operating plan;

     o the potential impact of an ownership change or a decrease in our operating earnings on the valuation allowance related to our deferred tax assets; and

     o the potential impact on certain of Conseco's insurance subsidiaries if regulators do not allow us to continue to recognize certain deferred tax assets pursuant to permitted statutory accounting practices.

     Pursuant to our Second Amended Credit Facility, we agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. Additional information on the covenant and other provisions of our Second Amended Credit Facility is included in the note to these consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations."

     The covenants and provisions of the Second Amended Credit Facility place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable. If the lenders under our Second Amended Credit Facility would elect to accelerate the amounts due, the holders of our 3.50% Convertible Debentures due September 30, 2035 and Senior Note could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

     Our life insurance subsidiaries are subject to risk-based capital requirements. As described above, our Second Amended Credit Facility contains certain financial covenants which are based on our aggregate risk-based capital. The recent unprecedented economic and market conditions has both reduced the statutory capital of our insurance subsidiaries and increased the risk-based capital requirements of our insurance subsidiaries as further discussed below:

     o We have incurred realized investment losses that reduced available capital and surplus. For example, during the fourth quarter of 2008, we incurred net capital losses pursuant to statutory accounting practices of approximately $113 million. These losses resulted in a reduction to our aggregate risk-based capital ratio of 21 percentage points.

     o We have had adverse experience related to certain commercial mortgage loans which has resulted in an increase to our aggregate risk-based capital. In the second quarter of 2008, we began foreclosure proceedings on two delinquent commercial mortgage loans. Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply a "mortgage experience adjustment factor" to the entire portfolio of commercial mortgage loans based, in large part, on a comparison of our default and loss experience to the aggregate industry default and loss experience. The calculation is extremely sensitive to slight variations in our experience. For example, during the fourth quarter of 2008, our minimum aggregate risk-based capital increased by approximately $42 million due to these requirements and the foreclosure of these two loans which had a combined book value of approximately $20 million. The establishment of additional required risk-based capital related to the mortgage experience adjustment factor resulted in a reduction to the aggregate risk-based capital ratio of 23 percentage points in the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

          fourth quarter of 2008.

     o Certain of our fixed maturity investments have been subject to downgrades by nationally recognized statistical rating organizations, which have resulted in an increase to our aggregate risk-based capital. Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply factors to the carrying value of their fixed maturity investments which increase required risk-based capital based on current ratings of nationally recognized statistical rating organizations. Significant ratings downgrades increase these capital requirements. For example, during the fourth quarter of 2008 our required aggregate risk-based capital increased by approximately $19.1 million as a result of downgrades of certain of our fixed maturity investments. These downgrades resulted in a reduction to the aggregate risk-based capital ratio of 9 percentage points. Additional downgrades in our portfolio during the first quarter of 2009 are expected to result in additional required risk-based capital. For example, through February 28, 2009, our required risk-based capital is estimated to have increased by approximately $20 million as a result of recent downgrades.

     The Company's management believes there are additional actions that may be taken in 2009 to improve the capitalization and aggregate risked-based capital ratio including, but not limited to the sale of certain securities in our portfolio, sale leaseback transactions of one of our office buildings, and entry into additional reinsurance arrangements. Such additional actions that may be taken in the future are not reflected in our current 2009 operating plan. There can be no assurance that such actions can be completed or that the completion of any such actions would not result in other adverse effects such as the reduction of future profitability of the Company.

     The current uncertainty or volatility in the financial markets has reduced our ability to obtain new financing on favorable terms, and eliminated our ability to access certain markets at all. As a result, we do not believe we will be able to replace our current revolving credit facility when it matures on June 22, 2009, or if a replacement is available it would likely have unattractive terms. In addition, if we would violate any loan covenants or financial ratios under our Second Amended Credit Facility, the cost of a waiver or modification would likely be unattractive, or may not be possible at all.

     We believe that the existing cash available to CNO, the cash flows to be generated from operations and the other potential transactions we could take will be sufficient to allow us to meet our debt obligations through 2009. Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions. We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

     We are continuing to explore various alternatives to address our 2010 debt service requirements, including, without limitation, financing transactions, reinsurance transactions, asset sales, transactions to improve statutory capital and debt modification. Failure to generate sufficient cash to meet our debt obligations in 2010 would have material adverse consequences on the Company.

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

     Mortgage loans held in our investment portfolio are carried at amortized unpaid balances, net of provisions for estimated

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

     Policy loans are stated at current unpaid principal balances.

     Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the sections of this note entitled "Accounting for Derivatives" and "Investment Borrowings" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $326.5 million and $665.8 million at December 31, 2008 and 2007, respectively.

     Securities lending collateral primarily consists of fixed maturities, equity securities and cash and cash equivalents. We carry these investments at estimated fair value. We record any unrealized gains or loss, net of tax, as a component of shareholders' equity.

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

     When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We limit the total adjustment related to the impact of unrealized losses to the total of costs capitalized plus interest related to insurance policies issued in a particular year. We include the impact of this adjustment in accumulated other comprehensive income within shareholders' equity.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The investment environment during the fourth quarter of 2008 resulted in significant net unrealized losses in our actively managed fixed maturity investment portfolio. The total adjustment to accumulated other comprehensive income related to the change in the cost of policies produced for the negative amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value would have resulted in the balance of the cost of policies produced exceeding the total of costs capitalized plus interest for annuity blocks of business issued in certain years. Accordingly, the adjustment made to the cost of policies produced and accumulated other comprehensive income was reduced by $206 million.

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

     Value of Policies Inforce at the Effective Date

     The value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 is referred to as the value of policies inforce at the Effective Date. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized and evaluated for recovery in the same manner as described above for the cost of policies produced. We also adjust the value of policies inforce at the Effective Date for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields, similar to the manner described above for the cost of policies produced. We limit the total adjustment related to the impact of unrealized losses to the total value of policies inforce recognized at the Effective Date plus interest.

     The discount rate we used to determine the value of the value of policies inforce at the Effective Date was 12 percent.

     The Company expects to amortize the balance of the value of policies inforce at the Effective Date as of December 31, 2008 as follows: 14 percent in 2009, 12 percent in 2010, 11 percent in 2011, 9 percent in 2012 and 7 percent in 2013.

     Assets Held in Separate Accounts

     Separate accounts are funds on which investment income and gains or losses accrue directly to certain policyholders. The assets of these accounts are legally segregated. They are not subject to the claims that may arise out of any other business of Conseco. We report separate account assets at fair value; the underlying investment risks are assumed by the contractholders. We record the related liabilities at amounts equal to the separate account assets. We record the fees earned for administrative and contractholder services performed for the separate accounts in insurance policy income.

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

     Accounting for Long-term Care Premium Rate Increases

     Many of our long-term care policies were subject to premium rate increases in the three years ending December 31, 2008. In some cases, these premium rate increases were materially consistent with the assumptions we used to value the particular block of business at the fresh-start date. With respect to the 2006 premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these policyholder options:

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     o Florida Order - In 2004, the Florida Office of Insurance Regulation issued orders to Washington National and Senior Health, regarding their home health care business in Florida. The orders required them to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     o We recognize policyholder benefits and ceding commission expense as incurred.

     o We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services.

     Private-Fee-For-Service

     Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry's Private-Fee-For-Service ("PFFS") plan, beginning January 1, 2007. The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs. Under the agreement, we receive a fee based on the number of PFFS plans sold through our distribution channels. In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with a specified percentage of the net premiums and related profits.

     We receive distribution fees from Coventry and we pay sales commissions to our agents for these enrollments. In addition, we receive a specified percentage of the income (loss) related to this business pursuant to a quota-share agreement with Coventry.

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

     Large Group Private-Fee-For-Service Blocks

     During 2007 and 2008, Conseco entered into three quota-share reinsurance agreements with Coventry related to the PFFS business written by Coventry under two large group policies. Conseco receives a specified percentage of the net premiums and related profits associated with this business as long as the ceded revenue margin (as defined in the quota-share reinsurance agreements) is less than or equal to five percent. Conseco also receives a specified percentage of the net premiums and related profits on the ceded margin in excess of five percent. In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and will terminate the last agreement on June 30, 2009. Premiums assumed through these reinsurance agreements totaled $313.5 million in 2008 (including $185.3 million assumed through the agreement to be terminated on June 30, 2009). The income before income taxes related to the assumed business was $.4 million during the year ended December 31, 2008.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The cost of reinsurance on life and health coverages is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $164.0 million, $202.4 million and $212.4 million in 2008, 2007 and 2006, respectively. We deduct this cost from insurance policy income. Reinsurance recoveries netted against insurance policy benefits totaled $536.3 million, $354.0 million and $231.5 million in 2008, 2007 and 2006, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above. Reinsurance premiums assumed totaled $641.0 million, $307.8 million and $115.1 million in 2008, 2007 and 2006, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $609.6 million, $271.4 million and $74.4 million in 2008, 2007 and 2006, respectively. The increase in premiums assumed under these agreements in 2008 resulted from agreements whereby we are assuming: (i) a specified percentage of the PFFS business written by Coventry under a large group policy effective July 1, 2007 (which will be terminated on June 30, 2009); and (ii) a specified percentage of the PFFS business written by Coventry under another large group policy effective May 1, 2008 (which was terminated on December 31, 2008).

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following summarizes the profits and losses recognized on this business in 2007 (dollars in millions):

                                                                                              2007
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

     In 2008, Bankers Life entered into a reinsurance agreement pursuant to which it ceded 70 percent of its new 2008 long-term care business, excluding certain business sold in the state of Florida and 50 percent of such new long-term care business, excluding certain business sold in Florida commencing on January 1, 2009. The pre-tax impact of this reinsurance agreement was not significant in 2008.

     Income Taxes

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning alternatives.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $260.0 million in 2006. However, we are required to continue to hold a valuation allowance of $1.2 billion at December 31, 2008 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

     Investment Borrowings

     In the first quarter of 2007, one of the Company's insurance subsidiaries (Conseco Life) became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings. At December 31, 2008, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings from the FHLBI totaled $450.0 million as of December 31, 2008, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $504.6 million at December 31, 2008, which are maintained in a custodial account for the benefit of the FHLBI. Conseco Life recognized interest expense of $21.9 million and $16.7 million in 2008 and 2007, respectively, related to the borrowings.

     The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                 at December 31, 2008
                       --------                  ----                 --------------------

                        $ 54.0              May 2012                   Variable rate - 2.153%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 4.810%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

     At December 31, 2008, investment borrowings consisted of: (i) collateralized borrowings of $450.0 million; (ii) $311.7 million of securities issued to other entities by a variable interest entity ("VIE") which is consolidated in our financial statements as further discussed in the note to the consolidated financial statements entitled "Investment in a Variable Interest Entity"; and (iii) other borrowings of $5.8 million.

     At December 31, 2007, investment borrowings consisted of: (i) collateralized borrowings of $450.0 million; (ii) $452.3 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $10.7 million.

     Accounting for Derivatives

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, at the beginning of each policy anniversary date, a new index period begins. We are typically able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums. We typically buy call options or call spreads referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment income
(loss) related to equity-indexed products was $(104.3) million, $(8.5) million and $40.4 million during

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

2008, 2007 and 2006, respectively. These amounts were substantially offset by a corresponding charge to insurance policy benefits. The estimated fair value of these options was $17.6 million and $51.2 million at December 31, 2008 and 2007, respectively. We classify these instruments as other invested assets. Pursuant to the annuity coinsurance agreement described above, we held $11.9 million of these options at December 31, 2007, for the benefit of the assuming company until such options expired. All cash flows (including any increases (decreases) in fair value) from these options were transferred to the assuming company in the first six months of 2008.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). In accordance with these requirements, the expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives. The Company does not purchase options to hedge liabilities which may arise after the next policy anniversary date. The Company must value both the options and the related forward embedded options in the policies at fair value. These accounting requirements often create volatility in the earnings from these products. We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement. We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs") and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting SFAS 157. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $430.6 million and $353.2 million at December 31, 2008 and 2007, respectively. We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2008, substantially all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $6.6 million and $1.4 million at December 31, 2008 and 2007, respectively. The adoption of SFAS 157 had no impact on the valuation of these embedded derivatives. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives. However, differences will occur as corporate spreads change.

     Multibucket Annuity Product

     The Company's multibucket annuity is a fixed annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized currently in investment income (classified as income from policyholder and reinsurer accounts), which is substantially offset by the change in insurance policy benefits for these products. As of December 31, 2008, we hold insurance liabilities of $73.6 million related to multibucket annuity products.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123 and superseded APB 25. SFAS 123R provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period. Conseco implemented SFAS 123R using the modified prospective method on January 1, 2006. Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006. In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to SFAS 123. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect compensation cost determined under the fair value method. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required. During 2008 and 2007, we did not capitalize any stock-based compensation expense as cost of policies produced or any other asset category.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2008 is as follows (dollars in millions):

                                               Quoted prices
                                             in active markets Significant other   Significant
                                           for identical assets   observable      unobservable
                                              or liabilities        inputs           inputs
                                                 (Level 1)         (Level 2)        (Level 3)           Total
                                                 ---------         ---------        ---------           -----
Assets:
   Actively managed fixed maturities........        $74.9          $13,326.0          $1,876.1         $15,277.0
   Equity securities........................          -                  -                32.4              32.4
   Trading securities.......................          8.8              315.0               2.7             326.5
   Securities lending collateral............          -                170.3              48.1             218.4
   Other invested assets....................          -                 55.9 (a)           2.3 (b)          58.2
   Assets held in separate accounts.........          -                 18.2               -                18.2

Liabilities:
   Liabilities for insurance products:
     Embedded derivative instruments........          -                  -               437.2 (c)         437.2

-------------
     (a)  Includes corporate-owned life insurance and derivatives.
     (b)  Includes equity-like holdings in special-purpose entities.
     (c) Includes $430.6 million of embedded derivatives associated with our equity-indexed annuity products and $6.6 million of embedded derivatives associated with a modified coinsurance agreement.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2008 (dollars in millions):

                                                                                                      Embedded derivative
                                               Actively                          Securities   Other  instruments included
                                             managed fixed   Equity     Trading    lending  invested  in liabilities for
                                              maturities   securities securities collateral  assets   insurance products
                                              ----------   ---------- ---------- ----------  ------   ------------------
Assets:
   Beginning balance as of
       December 31, 2007.....................  $1,753.3       $34.5     $11.8      $105.7    $ 4.3        $(354.6)
     Purchases, sales, issuances and
       settlements, net......................     465.4        (3.0)     (6.3)      (18.7)    (1.4)         (10.6)
     Total realized and unrealized gains (losses):
       Included in net loss..................     (18.9)        -        (2.3)        -         .9          (72.0)
       Included in other comprehensive
         income (loss).......................    (247.9)         .9       -          (2.6)    (1.5)           -
     Transfers in and/or (out) of Level 3 (a)     (75.8)        -         (.5)      (36.3)     -              -
                                               --------       -----     -----      ------    -----        -------

   Ending balance as of December 31, 2008....  $1,876.1       $32.4     $ 2.7      $ 48.1    $ 2.3        $(437.2)
                                               ========       =====     =====      ======    =====        =======

   Amount of total gains (losses) for the
     year ended December 31, 2008 included
     in our net loss relating to assets and
     liabilities still held as of the
     reporting date..........................     $(5.6)      $  -      $  -       $  -      $  .9         $(72.0)
                                                  =====       =====     =====      ======    =====         ======

-----------
     (a) Net transfers out of Level 3 are reported as having occurred at the beginning of the period.

     At December 31, 2008, 80 percent of our Level 3 actively managed fixed maturities were investment grade and 91 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

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

     We review the fair value hierarchy classifications each reporting period. Transfers in and/or (out) of Level 3 in 2008 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     We use the following methods and assumptions to determine the estimated fair values of other financial instruments:

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

     The estimated fair values of our financial instruments at December 31, 2008 and 2007, were as follows (dollars in millions):

                                                                                  2008                      2007
                                                                         ---------------------     ---------------------
                                                                         Carrying        Fair       Carrying       Fair
                                                                          Amount         Value       Amount        Value
                                                                          ------         -----       ------        -----
Financial assets:
   Actively managed fixed maturities...............................      $15,277.0     $15,277.0     $17,859.5   $17,859.5
   Equity securities...............................................           32.4          32.4          34.5        34.5
   Mortgage loans..................................................        2,159.4       2,122.1       1,855.8     1,901.9
   Policy loans....................................................          363.5         363.5         370.4       370.4
   Trading securities..............................................          326.5         326.5         665.8       665.8
   Securities lending collateral...................................          393.7         393.7         405.8       405.8
   Other invested assets...........................................           95.0          95.0         132.7       132.7
   Cash and cash equivalents.......................................          899.3         899.3         383.0       383.0

Financial liabilities:
   Insurance liabilities for interest-sensitive
     products (a)..................................................      $13,332.8     $13,332.8     $13,169.4   $13,169.4
   Investment borrowings...........................................          767.5         767.5         913.0       913.0
   Notes payable - direct corporate obligations....................        1,328.7       1,162.5       1,193.7     1,156.8

--------------------
     (a) The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2008 and 2007. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

     Sales Inducements

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $47.1 million, $52.4 million and $64.0 million in 2008, 2007 and 2006, respectively. Amounts amortized totaled $16.7 million, $18.4 million and $19.1 million in 2008, 2007 and 2006, respectively. The unamortized balance of deferred sales inducements was $179.4 million and $149.0 million at December 31, 2008 and 2007, respectively. The balance of insurance

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

liabilities for persistency bonus benefits was $195.9 million and $252.8 million at December 31, 2008 and 2007, respectively.

     Out-of-Period Adjustments

     In 2008, we recorded the net effects of certain out-of-period adjustments which increased our net loss by $6.9 million (or 4 cents per diluted share). Of this amount, $6.1 million (or 3 cents per diluted share) related to our discontinued operations.

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

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB 14-1 shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements. The adoption of FSP APB 14-1 will affect the accounting for our 3.5% convertible debentures due in 2035. Upon adoption of FSP APB 14-1, we expect the effective interest rate on our convertible debentures will range from 7 percent to 7.5 percent, which would result in the recognition of an approximate $40 million to $50 million discount to these notes with the offsetting after tax amount recorded to paid-in capital. Interest expense is expected to increase as summarized below (dollars in millions):

                                                               Range of increase
                                                               -----------------
                  2006..................................         $7 - $8 million
                  2007..................................           7 - 8 million
                  2008..................................           8 - 9 million
                  2009..................................          9 - 10 million
                  2010..................................           7 - 8 million

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

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is not expected to have a material impact on our consolidated financial statements.

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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value, with certain exceptions. Additionally, SFAS 141R requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. SFAS 141R also provides for a substantial number of new disclosure requirements. SFAS 141R is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited. We expect that SFAS 141R will have an impact on our accounting for future business combinations once the statement is adopted but the effect is dependent upon acquisitions, if any, that are made in the future. In addition, SFAS 141R changes the previous requirement that reductions in a valuation allowance for deferred tax assets established in conjunction with the implementation of fresh-start accounting be recognized as a direct increase to additional paid-in capital. Instead, the revised standard requires that any such reduction be reported as a decrease to income tax expense through the consolidated statement of operations. Accordingly, any reductions to our valuation allowance for deferred tax assets will be reported as a decrease to income tax expense, after the effective date of SFAS 141R.

     Adopted Accounting Standards

     In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1"). FSP EITF 99-20-1 amends the impairment guidance of Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased Beneficial Interest and Beneficial Interest that Continue to Be Held by a Transferor in Securitized Financial Assets," by removing the exclusive reliance upon market participant assumptions about future cash flows when evaluating impairment of securities within its scope. FSP EITF 99-20-1 requires companies to follow the impairment guidance in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. FSP EITF 99-20-1 is effective prospectively for interim and annual reporting periods ending after December 15, 2008. The Company adopted FSP EITF 99-20-1 on December 31, 2008 and the adoption did not have a material effect on the Company's consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46 (R) - 8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46
(R)-8"). The purpose of FSP FAS 140-4 and FIN 46 (R)-8 is to promptly improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140") and FASB Interpretation No. 46 (R). "Consolidation of Variable Interest Entities" ("FIN 46 (R)") are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends FIN 46 (R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP 140-4 and FIN 46 (R)-8 are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. We adopted FSP FAS 140-4 and FIN 46 (R)-8 on December 31, 2008.

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

     In April 2007, FASB issued Interpretation 39-1 "Amendment of FASB Interpretation No. 39" ("FIN 39-1"). FIN 39-1 amends FIN 39, "Offsetting of Amounts Related to Certain Contracts", to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. FIN 39-1 also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN 39-1, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. All collateral is maintained in a tri-party custodial account. At December 31, 2008, $11.4 million of derivative liabilities have been offset against derivative assets executed with the same counterparty under master netting arrangements. We adopted FIN 39-1 on January 1, 2008.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     5. INVESTMENTS

     At December 31, 2008, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade (a):
   Corporate securities................................................   $11,874.8      $ 76.5    $(1,797.4)    $10,153.9
   United States Treasury securities and obligations of
     United States government corporations and agencies................       122.3         8.7          (.4)        130.6
   States and political subdivisions...................................       427.4          .4        (52.2)        375.6
   Debt securities issued by foreign governments.......................         4.8          .1          (.8)          4.1
   Asset-backed securities.............................................       290.5         -          (87.4)        203.1
   Collateralized debt obligations.....................................       122.5          .3        (31.1)         91.7
   Commercial mortgage-backed securities...............................       808.9          .7       (263.1)        546.5
   Mortgage pass-through securities....................................        75.0         1.4          (.1)         76.3
   Collateralized mortgage obligations.................................     2,566.5        59.0       (322.2)      2,303.3
                                                                          ---------      ------    ---------     ---------

       Total investment grade actively managed fixed maturities........    16,292.7       147.1     (2,554.7)     13,885.1
                                                                          ---------      ------    ---------     ---------

Below-investment grade (a):
   Corporate securities................................................     1,587.2        21.4       (389.2)      1,219.4
   States and political subdivisions...................................         8.6         -           (1.6)          7.0
   Debt securities issued by foreign governments.......................         5.6         -           (1.1)          4.5
   Asset-backed securities.............................................          .8         -            (.2)           .6
   Collateralized debt obligations.....................................        11.8         -           (6.9)          4.9
   Commercial mortgage-backed securities...............................        23.3         -           (2.6)         20.7
   Collateralized mortgage obligations.................................       346.3         -         (211.5)        134.8
                                                                          ---------      ------    ---------     ---------

       Total below-investment grade actively
         managed fixed maturities......................................     1,983.6        21.4       (613.1)      1,391.9
                                                                          ---------      ------    ---------     ---------

   Total actively managed fixed maturities.............................   $18,276.3      $168.5    $(3,167.8)    $15,277.0
                                                                          =========      ======    =========     =========

Equity securities......................................................       $31.0        $1.5         $(.1)        $32.4
                                                                              =====        ====         ====         =====

---------------
     (a) Investment ratings - The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners (the "NAIC") evaluates fixed maturity investments for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC ratings are similar to the rating agency descriptions of the Nationally Recognized Statistical Rating Organization ("NRSROs"). NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baaa3" or higher by Moody's Investor Service, Inc. ("Moody's") or rated "BBB-" or higher by S&P and Fitch Ratings ("Fitch")). NAIC Designations of "3" through "6" are referred to as below investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch). As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, our fixed maturities generally include securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of the SVO ratings, the classification of these securities by NAIC Designation is based on the expected ratings as determined by the Company. References to investment grade or below investment grade throughout our consolidated financial statements are based on NAIC Designations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     At December 31, 2007, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
Investment grade:
   Corporate securities................................................   $11,036.6      $ 92.9      $(306.9)    $10,822.6
   United States Treasury securities and obligations of
     United States government corporations and agencies................       523.2        14.2         (1.5)        535.9
   States and political subdivisions...................................       449.2         4.2         (8.2)        445.2
   Debt securities issued by foreign governments.......................         6.7          .2          -             6.9
   Asset-backed securities.............................................       399.6          .3        (39.6)        360.3
   Collateralized debt obligations.....................................        44.6         -           (4.2)         40.4
   Commercial mortgage-backed securities...............................       840.5         4.9        (26.6)        818.8
   Mortgage pass-through securities....................................        89.6          .1          (.4)         89.3
   Collateralized mortgage obligations.................................     3,152.3         7.2        (63.6)      3,095.9
                                                                          ---------      ------      -------     ---------

       Total investment grade actively managed fixed maturities........    16,542.3       124.0       (451.0)     16,215.3
                                                                          ---------      ------      -------     ---------

Below-investment grade:
   Corporate securities................................................     1,653.6         3.0        (88.8)      1,567.8
   States and political subdivisions...................................        18.3         -           (2.3)         16.0
   Debt securities issued by foreign governments.......................         6.1         -            (.1)          6.0
   Collateralized debt obligations.....................................        10.4         -           (2.4)          8.0
   Commercial mortgage-backed securities...............................        23.2         -           (1.0)         22.2
   Collateralized mortgage obligations.................................        27.6          .1         (3.5)         24.2
                                                                          ---------      ------      -------     ---------

       Total below-investment grade actively
         managed fixed maturities......................................     1,739.2         3.1        (98.1)      1,644.2
                                                                          ---------      ------      -------     ---------

   Total actively managed fixed maturities.............................   $18,281.5      $127.1      $(549.1)    $17,859.5
                                                                          =========      ======      =======     =========

Equity securities......................................................       $34.0         $.5        $  -          $34.5
                                                                              =====         ===        =====         =====

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of December 31, 2008 and 2007 were as follows (dollars in millions):

                                                                                               2008           2007
                                                                                               ----           ----
Net unrealized depreciation on investments................................................  $(3,015.9)       $(481.3)
Adjustment to value of policies inforce at the Effective Date.............................      111.0           18.3
Adjustment to cost of policies produced...................................................      154.8           43.7
Unrecognized net loss related to deferred compensation plan...............................       (8.0)          (7.3)
Deferred income tax asset.................................................................      987.4          153.3
                                                                                            ---------        -------

       Accumulated other comprehensive loss...............................................  $(1,770.7)       $(273.3)
                                                                                            =========        =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of December 31, 2008 (dollars in millions):

                                                                                                              Percent of
                                                                                                Gross            gross
                                                                            Percent of       unrealized       unrealized
                                                       Carrying value    fixed maturities      losses           losses
                                                       --------------    ----------------      ------           ------
   Collateralized mortgage obligations...........          $ 2,438.1           16.0%         $  (533.7)           16.8%
   Utilities.....................................            1,428.0            9.3             (194.2)            6.1
   Energy/pipelines..............................            1,323.0            8.7             (258.4)            8.2
   Food/beverage.................................            1,069.2            7.0             (118.5)            3.7
   Banks.........................................              820.3            5.4             (219.0)            6.9
   Healthcare/pharmaceuticals....................              808.5            5.3              (84.0)            2.7
   Insurance.....................................              716.1            4.7             (228.7)            7.2
   Cable/media...................................              589.4            3.9             (123.0)            3.9
   Commercial mortgage-backed securities.........              567.2            3.7             (265.7)            8.4
   Real estate/REITs.............................              462.6            3.0             (211.5)            6.7
   Telecom.......................................              460.6            3.0              (63.0)            2.0
   Brokerage.....................................              432.6            2.8              (78.0)            2.5
   Capital goods.................................              403.0            2.6              (44.4)            1.4
   States and political subdivisions.............              382.6            2.5              (53.8)            1.7
   Aerospace/defense.............................              365.0            2.4              (11.7)             .4
   Transportation................................              357.5            2.3              (41.3)            1.3
   Building materials............................              278.5            1.8             (103.0)            3.2
   Technology....................................              242.2            1.6              (41.4)            1.3
   Asset-backed securities.......................              203.7            1.3              (87.6)            2.8
   Consumer products.............................              179.1            1.2              (26.6)             .8
   Other.........................................            1,749.8           11.5             (380.3)           12.0
                                                           ---------          -----          ---------           -----

      Total actively managed fixed maturities....          $15,277.0          100.0%         $(3,167.8)          100.0%
                                                           =========          =====          =========           =====

     Below-Investment Grade Securities

     At December 31, 2008, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,983.6 million, or 11 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,391.9 million, or 70 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $379.2 million and an estimated fair value of $261.7 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company. Refer to the note to the consolidated financial statements entitled "Investment in a Variable Interest Entity" concerning the Company's investment in the VIE. At December 31, 2008, our total investment in the VIE was $83.8 million. Our investments in the VIE were rated as follows:
$25.2 million was rated NAIC 4, $56.7 million was rated NAIC 6 and $1.9 million was not rated as it was an equity-type security.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Contractual Maturity

     The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2008, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as "structured securities". Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                                 Estimated
                                                                                                 Amortized         fair
                                                                                                   cost            value
                                                                                                   ----            -----
Due in one year or less......................................................................    $    90.6      $    88.9
Due after one year through five years........................................................      1,553.5        1,324.5
Due after five years through ten years.......................................................      4,727.5        3,876.0
Due after ten years..........................................................................      7,659.1        6,605.7
                                                                                                 ---------      ---------

    Subtotal.................................................................................     14,030.7       11,895.1

Structured securities........................................................................      4,245.6        3,381.9
                                                                                                 ---------      ---------

        Total actively managed fixed maturities..............................................    $18,276.3      $15,277.0
                                                                                                 =========      =========

     Net Investment Income

     Net investment income consisted of the following (dollars in millions):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
    Fixed maturities.....................................................    $1,094.4        $1,194.9        $1,143.7
    Trading income related to policyholder and
       reinsurer accounts and other special-purpose portfolios...........         2.1            31.2            32.9
    Equity securities....................................................         1.4             1.6             1.8
    Mortgage loans.......................................................       126.1           109.3            96.0
    Policy loans.........................................................        23.6            26.5            25.0
    Change in value of options
       related to equity-indexed products................................       (77.8)          (11.9)           38.3
    Other invested assets................................................        13.8            10.8            13.1
    Cash and cash equivalents............................................        11.9            24.0            17.8
                                                                             --------        --------        --------

       Gross investment income...........................................     1,195.5         1,386.4         1,368.6
    Less investment expenses.............................................        16.7            16.6            17.8
                                                                             --------        --------        --------

       Net investment income.............................................    $1,178.8        $1,369.8        $1,350.8
                                                                             ========        ========        ========

     The estimated fair value of fixed maturity investments and mortgage loans not accruing investment income totaled $15.5 million at December 31, 2008. We had no fixed maturity investments or mortgage loans that were not accruing investment income at December 31, 2007.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Net Realized Investment Gains (Losses)

     Net realized investment gains (losses) were included in revenue as follows (dollars in millions):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Fixed maturities:
    Gross gains..........................................................    $ 110.3         $  81.9           $ 58.1
    Gross losses.........................................................     (177.3)         (124.7)           (86.3)
    Other-than-temporary declines in fair value..........................     (152.7)          (98.3)           (10.7)
                                                                             -------         -------           ------

         Net realized investment gains (losses) from
           fixed maturities..............................................     (219.7)         (141.1)           (38.9)

Equity securities........................................................        -              (5.0)              .2
Mortgages................................................................      (19.7)            (.2)              .1
Other-than-temporary declines in fair value of mortgage loans,
    equity securities and other invested assets..........................       (9.6)           (7.2)           (10.4)
Other....................................................................      (13.4)           (4.5)             2.4
                                                                             -------         -------           ------

         Net realized investment losses..................................    $(262.4)        $(158.0)          $(46.6)
                                                                             =======         =======           ======

     During 2008, we recognized net realized investment losses of $262.4 million, which were comprised of: (i) $100.1 million of net losses from the sales of investments (primarily fixed maturities); and (ii) $162.3 million of writedowns of investments for other than temporary declines in fair value (no single investment accounted for more than $10 million of such writedowns). During 2007, net realized investment losses included: (i) $52.5 million of net losses from the sales of investments (primarily fixed maturities); (ii) $31.8 million of writedowns of investments for other than temporary declines in fair value (no single investment accounted for more than $5.0 million of such writedowns); and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance") as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value. During 2006, we recognized net realized investment losses of $46.6 million, which were comprised of $25.5 million of net losses from the sales of investments (primarily fixed maturities), and $21.1 million of writedowns of investments for other than temporary declines in fair value. At December 31, 2008, fixed maturity securities in default as to the payment of principal or interest had both an aggregate amortized cost and carrying value of $7.2 million. At December 31, 2008, we had mortgage loans with an aggregate carrying value of $8.3 million that were 90 days or more past due as to the payment of principal or interest.

     During 2008, we sold $.8 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $177.3 million. We sell securities at a loss for a number of reasons including, but not limited to:
(i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

     The following summarizes the investments sold at a loss during 2008 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

                                                                                 At date of sale
                                                                                ------------------
                                                                   Number of    Amortized    Fair
       Period                                                       issuers       cost       value
       ------                                                       -------       ----       -----
       Less than 6 months prior to sale........................       37         $151.7      $55.2
       Greater than or equal to 6 and less than 12 months
         prior to sale ........................................        6           37.4       18.0
       Greater than 12 months..................................        2            7.5        1.5
                                                                      --         ------      -----

                                                                      45         $196.6      $74.7
                                                                      ==         ======      =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods and on our financial condition and may require us to make additional capital contributions to our insurance subsidiaries.

     Investments with Unrealized Losses

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2008, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                           Estimated
                                                                                             Amortized       fair
                                                                                               cost          value
                                                                                             ---------     ---------
Due in one year or less...................................................................   $    77.7      $    75.9
Due after one year through five years.....................................................     1,448.6        1,214.9
Due after five years through ten years....................................................     4,392.0        3,521.4
Due after ten years.......................................................................     6,145.7        5,009.1
                                                                                             ---------      ---------

   Subtotal...............................................................................    12,064.0        9,821.3

Structured securities.....................................................................     2,850.2        1,925.1
                                                                                             ---------      ---------

   Total..................................................................................   $14,914.2      $11,746.4
                                                                                             =========      =========

     The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2008 (dollars in millions):

                                                           Number             Cost          Unrealized         Estimated
       Period                                            of issuers           basis            loss           fair value
       ------                                            ----------           -----            ----           ----------
       Less than 6 months.............................      240            $1,171.3          $(511.4)           $659.9
       Greater than or equal to
         6 months and less
         than 12 months...............................       57               104.9            (53.2)             51.7
       Greater than 12 months.........................        4                 3.2             (1.1)              2.1
                                                            ---            --------          -------            ------

                                                            301            $1,279.4          $(565.7)           $713.7
                                                            ===            ========          =======            ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of December 31, 2008 (dollars in millions):

                                                                               Below investment grade
                                                    Investment grade          ------------------------     Total gross
                                                ----------------------                       NAIC 4         unrealized
                                                 NAIC 1        NAIC 2         NAIC 3        and below        losses
                                                 ------        ------         ------        ---------        ------
       Collateralized mortgage obligations..    $  315.7     $    6.5         $209.3        $  2.2        $  533.7
       Commercial mortgage-backed
         securities.........................       158.1        105.0            2.6           -             265.7
       Energy/pipelines.....................        40.9        197.6           14.1           5.8           258.4
       Insurance............................       167.5         60.4            -              .8           228.7
       Banks................................       178.2         32.7            4.3           3.8           219.0
       Real estate/REITs....................        31.4        169.7            7.1           3.3           211.5
       Utilities............................        51.4        131.5            4.0           7.3           194.2
       Cable/media..........................        17.7         60.4           18.2          26.7           123.0
       Food/beverage........................        35.9         65.8            5.6          11.2           118.5
       Building materials...................          .3         56.4           42.5           3.8           103.0
       Asset-backed securities..............        46.1         41.3             .2           -              87.6
       Healthcare/pharmaceuticals...........        25.8         33.6            8.6          16.0            84.0
       Brokerage............................        47.4         30.6            -             -              78.0
       Telecom..............................        15.8         19.2           23.5           4.5            63.0
       States and political subdivisions....        20.1         32.1            1.4            .2            53.8
       Retail...............................         5.2         21.9            8.2          10.7            46.0
       Capital goods........................         9.8         31.3            1.7           1.6            44.4
       Entertainment/hotels.................         2.7         28.3            9.5           3.1            43.6
       Technology...........................        11.1         15.1            6.3           8.8            41.3
       Transportation.......................         3.5         35.7             .6           1.5            41.3
       Collateralized debt obligations......        10.4         20.7            6.9           -              38.0
       Chemicals............................         2.2         11.3            7.7          11.0            32.2
       Metals and mining....................         4.8         17.3            7.4            .2            29.7
       Paper................................         -           21.0            1.8           5.2            28.0
       Consumer products....................         5.3         14.9            -             6.4            26.6
       Gaming...............................         -            -              5.0          18.1            23.1
       Autos................................         3.1          -               .6          14.2            17.9
       Aerospace/defense....................          .7          5.4            4.8            .8            11.7
       Textiles.............................         7.9           .4             .7           2.5            11.5
       Foreign governments..................          .8          -              1.1           -               1.9
       U.S. Treasury and Obligations........          .4          -              -             -                .4
       Mortgage pass-through securities.....          .1          -              -             -                .1
       Other................................         8.2         60.1           20.3          19.4           108.0
                                                --------     --------         ------        ------        --------

         Total actively managed fixed
           maturities.......................    $1,228.5     $1,326.2         $424.0        $189.1        $3,167.8
                                                ========     ========         ======        ======        ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     At December 31, 2008, we held five individual non-investment grade collateralized mortgage-backed securities that had a cost basis of $319.6 million, an estimated fair value of $110.3 million and unrealized losses of $209.3 million. As of December 31, 2008, these securities had been in an unrealized loss position exceeding 30 percent of cost for one to five months. These securities are senior tranches in their respective securitization structures which hold standard and Alt-A residential mortgages originating in 2006 and 2007. These securities were rated NAIC 3 at December 31, 2008, following ratings downgrades by one nationally recognized rating agency. Given current market conditions, limited trading of these securities and the recent rating actions, the estimated fair value of these securities has declined. We believe the decline is largely due to widening credit spreads and high premium for liquidity that existed at December 31, 2008. The estimated fair value of these securities has increased by $38 million since December 31, 2008 based on February 27, 2009 estimates. We have examined the performance of the underlying collateral and expect that our investments will continue to perform in accordance with the contractual terms.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2008 (dollars in millions):

                                             Less than 12 months       12 months or greater              Total
                                           ----------------------    -----------------------     -------------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......    $   25.5      $   (.3)   $    1.9     $     (.1)     $    27.4  $     (.4)
     States and political subdivisions.       200.7        (27.4)      148.8         (26.4)         349.5      (53.8)
     Debt securities issued by
        foreign governments............         1.4          -           6.2          (1.9)           7.6       (1.9)
     Corporate securities..............     5,125.7       (787.9)    4,311.1      (1,398.7)       9,436.8   (2,186.6)
     Asset-backed securities...........        61.8        (12.5)      141.9         (75.1)         203.7      (87.6)
     Collateralized debt obligations...        54.9        (11.4)       28.8         (26.6)          83.7      (38.0)
     Commercial mortgage-backed
        securities.....................       137.1        (27.3)      416.6        (238.4)         553.7     (265.7)
     Mortgage pass-through securities..        13.7          (.1)         .3           -             14.0        (.1)
     Collateralized mortgage
        obligations....................       522.2       (117.6)      547.8        (416.1)       1,070.0     (533.7)
                                           --------      -------    --------     ---------      ---------  ---------

     Total actively managed
        fixed maturities...............    $6,143.0      $(984.5)   $5,603.4     $(2,183.3)     $11,746.4  $(3,167.8)
                                           ========      =======    ========     =========      =========  =========

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at December 31, 2007 (dollars in millions):

                                             Less than 12 months       12 months or greater              Total
                                           ----------------------    -----------------------     -------------------
                                           Fair        Unrealized     Fair       Unrealized       Fair   Unrealized
     Description of securities             value         losses       value        losses         value    losses
     -------------------------             -----         ------       -----        ------         -----    ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $   18.7     $   (.1)    $   38.5      $  (1.4)     $    57.2      $  (1.5)
     States and political subdivisions.      129.3        (5.4)       120.5         (5.1)         249.8        (10.5)
     Debt securities issued by
        foreign governments............        4.0         (.1)         -            -              4.0          (.1)
     Corporate securities..............    5,666.5      (237.4)     2,214.3       (158.3)       7,880.8       (395.7)
     Asset-backed securities...........      184.9       (13.2)       150.5        (26.4)         335.4        (39.6)
     Collateralized debt obligations...       12.4        (3.0)        36.0         (3.6)          48.4         (6.6)
     Commercial mortgage-backed
        securities.....................      234.6       (22.5)        95.2         (5.1)         329.8        (27.6)
     Mortgage pass-through securities..       42.4         (.2)        26.8          (.2)          69.2          (.4)
     Collateralized mortgage
        obligations....................    1,272.1       (40.0)       985.1        (27.1)       2,257.2        (67.1)
                                          --------     -------     --------      -------      ---------      -------

     Total actively managed
        fixed maturities...............   $7,564.9     $(321.9)    $3,666.9      $(227.2)     $11,231.8      $(549.1)
                                          ========     =======     ========      =======      =========      =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Based on management's current assessment of investments with unrealized losses at December 31, 2008, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). While we have both the ability and intent to hold securities in unrealized loss positions until they recover, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

     Structured Securities

     At December 31, 2008, fixed maturity investments included $3.4 billion of structured securities (or 22 percent of all fixed maturity securities). The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

     For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2008.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2008 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................    $   61.9      $   49.8    $   45.0
4 percent - 5 percent...............................................................        85.4          81.7        79.7
5 percent - 6 percent...............................................................     3,097.6       3,021.6     2,544.9
6 percent - 7 percent...............................................................       870.6         842.7       544.4
7 percent - 8 percent...............................................................       190.5         186.9       121.2
8 percent and above.................................................................        66.6          62.9        46.7
                                                                                        --------      --------    --------

       Total structured securities..................................................    $4,372.6      $4,245.6    $3,381.9
                                                                                        ========      ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The amortized cost and estimated fair value of structured securities at December 31, 2008, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                               ----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost              Amount     maturities
----                                                                          ----              ------     ----------
Pass-throughs, sequential and equivalent securities.....................    $1,525.9          $1,406.8             9.2%
Planned amortization classes, target amortization classes and
   accretion-directed bonds.............................................     1,388.2           1,059.3             7.0
Commercial mortgage-backed securities...................................       832.2             567.2             3.7
Asset-backed securities.................................................       291.3             203.7             1.3
Collateralized debt obligations.........................................       134.3              96.6              .6
Other...................................................................        73.7              48.3              .3
                                                                            --------          --------            ----

       Total structured securities......................................    $4,245.6          $3,381.9            22.1%
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

     Structured Securities Collateralized by Sub Prime Residential Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $58.2 million and a book value of $81.4 million at December 31, 2008. These securities represent .3 percent of our consolidated investment portfolio. Of these securities, $49.5 million (85 percent) were rated NAIC 1, $8.2 million (14 percent) were rated NAIC 2 and $.5 million (1 percent) were rated NAIC 3. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007. At December 31, 2008, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $5.8 million extended in 2007.

     Commercial Mortgage Loans

     At December 31, 2008, the mortgage loan balance was primarily comprised of commercial loans. Approximately 7 percent, 7 percent, 7 percent, 6 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in Indiana, California, Florida, Ohio, Minnesota and Arizona, respectively. No other state comprised greater than 5 percent of the mortgage loan balance. Less than one percent of the commercial mortgage loan balance was noncurrent at December 31, 2008. Our allowance for losses on mortgage loans was nil and $2.4 million at December 31, 2008 and 2007, respectively.

     Other Investment Disclosures

     The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time. We maintain ownership of the loaned securities. We require collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

the lending agent in accordance with our guidelines. The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2008 and 2007, the fair value of the loaned securities was $389.3 million and $450.3 million, respectively. As of December 31, 2008 and 2007, the Company had received collateral of $408.8 million and $460.4 million, respectively. Income generated from the program, net of expenses is recorded as net investment income and totaled $2.4 million, $1.3 million and $1.4 million in 2008, 2007 and 2006, respectively. In 2008, we changed our presentation of collateral held in conjunction with the securities lending program to present such collateral as a separate asset, rather than as a reduction to investment borrowings. We reclassified amounts from prior periods to conform to the 2008 presentation. These reclassifications have no effect on net income or shareholders' equity.

     Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $76.2 million and $104.8 million at December 31, 2008 and 2007, respectively.

     Conseco had one fixed maturity investment, with an amortized cost of $283.7 million and an estimated fair value of $305.0 million, that was in excess of 10 percent of shareholders' equity at December 31, 2008 (other than investments issued or guaranteed by the United States government or a United States government agency). There were no fixed maturity investments in excess of 10 percent of shareholders' equity at December 31, 2007.

     6. LIABILITIES FOR INSURANCE PRODUCTS

     These liabilities consisted of the following (dollars in millions):

                                                                                  Interest
                                                  Withdrawal      Mortality         rate
                                                  assumption     assumption      assumption        2008            2007
                                                  ----------     ----------      ----------        ----            ----
   Future policy benefits:
     Interest-sensitive products:
       Investment contracts....................     N/A              N/A            (c)           $ 9,612.9      $ 9,389.7
       Universal life contracts................     N/A              N/A            N/A             3,719.9        3,779.7
                                                                                                  ---------      ---------

         Total interest-sensitive products.....                                                    13,332.8       13,169.4
                                                                                                  ---------      ---------

     Traditional products:
       Traditional life insurance contracts....   Company            (a)             5%             2,300.2        2,289.0
                                                experience

       Limited-payment annuities...............   Company            (b)             5%               917.2          944.3
                                                experience,
                                               if applicable

       Individual and group accident and
         health................................   Company         Company            6%             6,611.3        6,315.1
                                                 experience      experience                       ---------      ---------


         Total traditional products............                                                     9,828.7        9,548.4
                                                                                                  ---------      ---------

   Claims payable and other
     policyholder funds........................     N/A              N/A            N/A             1,008.4          909.7
   Liabilities related to separate accounts....     N/A              N/A            N/A                18.2           27.4
                                                                                                  ---------      ---------

         Total.................................                                                   $24,188.1      $23,654.9
                                                                                                  =========      =========

--------------------
     (a) Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
     (b) Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
     (c) In 2008 and 2007, all of this liability represented account balances where future benefits are not guaranteed.

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

     Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

                                                                           2008           2007          2006
                                                                           ----           ----          -----
Balance, beginning of the year.......................................     $1,247.7      $1,129.0      $1,044.3

Incurred claims (net of reinsurance) related to:
   Current year......................................................      1,729.3       1,559.0       1,359.1
   Prior years (a)...................................................        (25.9)        (18.8)        (30.7)
                                                                          --------      --------      --------

      Total incurred.................................................      1,703.4       1,540.2       1,328.4
                                                                          --------      --------      --------

Interest on claim reserves...........................................         61.4          56.7          52.6
                                                                          --------      --------      --------

Paid claims (net of reinsurance) related to:
   Current year......................................................      1,001.1         900.9         778.6
   Prior years.......................................................        609.5         541.9         512.4
                                                                          --------      --------      --------

      Total paid.....................................................      1,610.6       1,442.8       1,291.0
                                                                          --------      --------      --------

Net change in balance for reinsurance assumed and ceded..............        (60.6)        (35.4)         (5.3)
                                                                          --------      --------      --------

Balance, end of the year.............................................     $1,341.3      $1,247.7      $1,129.0
                                                                          ========      ========      ========

-----------
     (a) The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

     7. INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                               2008            2007             2006
                                                                               ----            ----             ----
Current tax expense......................................................     $  3.8           $ 2.7            $ 1.4
Deferred tax provision (benefit).........................................        8.7            (6.7)            59.6
                                                                              ------           -----            -----

         Income tax expense (benefit) on period income...................       12.5            (4.0)            61.0

Valuation allowance......................................................      403.9            68.0              -
                                                                              ------           -----            -----

         Total income tax expense........................................     $416.4           $64.0            $61.0
                                                                              ======           =====            =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                               2008            2007             2006
                                                                               ----            ----             ----
U.S. statutory corporate rate............................................       35.0%         (35.0)%            35.0%
Valuation allowance......................................................    3,257.3          680.0                -
Other nondeductible expenses.............................................       37.7           (5.9)              1.4
State taxes..............................................................       23.8           (9.8)               .3
Provision for tax issues, tax credits and other..........................        4.3           10.7               (.1)
                                                                             -------          -----              ----

         Effective tax rate..............................................    3,358.1%         640.0%             36.6%
                                                                             =======          =====              ====

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                              2008             2007
                                                                                              ----             ----
Deferred tax assets:
    Net federal operating loss carryforwards attributable to:
       Life insurance subsidiaries......................................................     $  840.7        $  855.9
       Non-life companies...............................................................        835.4           843.8
    Net state operating loss carryforwards..............................................         20.3            30.2
    Tax credits.........................................................................         13.7            13.7
    Capital loss carryforwards..........................................................        406.0           255.6
    Deductible temporary differences:
       Insurance liabilities............................................................        789.9           909.2
       Unrealized depreciation of investments...........................................        987.4           129.7
       Reserve for loss on loan guarantees..............................................         68.2            71.9
       Other............................................................................         31.1            39.4
                                                                                             --------        --------

         Gross deferred tax assets......................................................      3,992.7         3,149.4
                                                                                             --------        --------

Deferred tax liabilities:
    Actively managed fixed maturities...................................................        (17.7)         (143.1)
    Value of policies inforce at the Effective Date and cost of policies produced.......       (739.1)         (725.6)
                                                                                             --------        --------

         Gross deferred tax liabilities.................................................       (756.8)         (868.7)
                                                                                             --------        --------

         Net deferred tax assets before valuation allowance.............................      3,235.9         2,280.7

Valuation allowance.....................................................................     (1,180.7)         (672.9)
                                                                                             --------        --------

         Net deferred tax assets........................................................      2,055.2         1,607.8

Current income taxes prepaid (accrued)..................................................         (1.5)            2.4
                                                                                             --------        --------

         Income tax assets, net.........................................................     $2,053.7        $1,610.2
                                                                                             ========        ========

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years. Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of December 31, 2008, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings. However, because a substantial portion of the cumulative losses for the three-year period ended December 31, 2008, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

     At December 31, 2008, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future. We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at December 31, 2008, we believe that we will, more likely than not, recover $2.1 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

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

     The Internal Revenue Code (the "Code") limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of: (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities). There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities).

     In addition, the timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Code. Section 382 imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Because the Company underwent an ownership change pursuant to its reorganization, this limitation applies to the Company. Any losses that are subject to the Section 382 limitation will only be utilized by the Company up to approximately $142 million per year with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2009 will be approximately $662 million (including $520 million of unused amounts carried forward from prior years).

     Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

stock (including upon conversion of our outstanding 3.50% convertible debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction (which would supersede the current $142 million annual limit if lower) on the use of our NOLs to offset future taxable income. The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 5.4 percent), and the new annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2008, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

     On January 20, 2009, the Company's Board of Directors adopted a Section 382 Rights Plan (the "Rights Plan") which is designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Rights Plan was adopted to reduce the likelihood of this occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382.

     Under the Rights Plan, one right was distributed for each share of our common stock outstanding as of the close of business on January 30, 2009. Effective January 20, 2009, if any person or group (subject to certain exemptions) becomes a "5 percent shareholder" of Conseco without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power and economic ownership of that person or group. Existing shareholders who currently are "5 percent shareholders" will trigger a dilutive event only if they acquire additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

     The Rights Plan will continue in effect until January 20, 2012, unless earlier terminated or redeemed by the Board of Directors. The Company's Audit Committee will review our NOLs on an annual basis and will recommend amending or terminating the Rights Plan based on its review. Additionally, the Board of Directors has resolved to submit the continuation of the Rights Plan to a vote at the next annual meeting of the shareholders in May 2009. If the shareholders do not approve the Rights Plan, it will be terminated.

     Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance against our entire balance of net deferred income tax assets as we believed that the realization of such net deferred income tax assets in future periods was uncertain. During 2006, we concluded that it was no longer necessary to hold certain portions of the previously established valuation allowance. Accordingly, we reduced our valuation allowance by $260.0 million in 2006. However, we were required to continue to record a valuation allowance of $1.2 billion at December 31, 2008 because we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations or interpretations on the value of such component to be fully recognized in the future.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Changes in our valuation allowance are summarized as follows (dollars in millions):

       Balance at December 31, 2005.............................................  $1,043.8

         Expiration of NOL and capital loss carryforwards.......................      (6.0)
         Release of valuation allowance (a).....................................    (260.0)
                                                                                  --------

       Balance at December 31, 2006.............................................     777.8

         Increase in 2007.......................................................      68.0
         Expiration of capital loss carryforwards...............................    (157.6)
         Write-off of certain state NOLs (recovery is remote)...................     (15.3)
                                                                                  --------

       Balance at December 31, 2007.............................................     672.9

         Increase in 2008.......................................................     856.2 (b)
         Expiration of capital loss carryforwards...............................    (209.7)
         Write-off of capital loss carryforwards related to Senior Health.......    (133.2)
         Write-off of certain NOLs related to Senior Health.....................      (5.5)
                                                                                  --------

       Balance at December 31, 2008.............................................  $1,180.7
                                                                                  ========

--------------------
     (a)  There is a corresponding increase to additional paid-in capital.
     (b) The $856.2 million increase to our valuation allowance during 2008 included increases of: (i) $452 million of deferred tax assets related to Senior Health, which was transferred to an independent trust during 2008; (ii) $298 million related to our reassessment of the recovery of our deferred tax assets in accordance with GAAP, following the additional losses incurred as a result of the transaction to transfer Senior Health to an independent trust; (iii) $60 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit; and (iv) $45 million related to the projected additional future expense following the modifications to our Second Amended Credit Facility as described in the note to these consolidated financial statements entitled "Subsequent Events."

     We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets. This assessment required significant judgment. Based upon our current projections of future income that we completed at December 31, 2008, we believe that we will, more likely than not, recover $2.1 billion of our deferred tax assets through reductions of our tax liabilities in future periods. However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     As of December 31, 2008, we had $4.8 billion of federal NOLs and $1.2 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                         Net operating
                      loss carryforwards(a)                                                Total loss carryforwards
                      ---------------------    Capital loss         Total loss       ---------------------------------------
Year of expiration      Life    Non-life      carryforwards       carryforwards      Subject to ss.382 Not subject to ss.382
------------------      ----    --------      -------------       -------------      ----------------- ---------------------
     2009.......      $    -     $    -        $   86.2             $   86.2             $   -            $   86.2
     2010.......           -           .1           -                     .1                  .1               -
     2011.......           -           .1           -                     .1                  .1               -
     2012.......           -          -            63.6                 63.6                 -                63.6
     2013.......           -          -         1,010.1              1,010.1                 -             1,010.1
     2017.......          12.2        -             -                   12.2                12.2               -
     2018.......       2,152.4 (a)    -             -                2,152.4                38.1           2,114.3
     2021.......          29.6        -             -                   29.6                 -                29.6
     2022.......         207.9        -             -                  207.9                 -               207.9
     2023.......           -      2,073.7 (a)       -                2,073.7                71.1           2,002.6
     2024.......           -          3.2           -                    3.2                 -                 3.2
     2025.......           -        118.8           -                  118.8                 -               118.8
     2026.......           -          1.6           -                    1.6                 -                 1.6
     2027.......           -        188.4           -                  188.4                 -               188.4
     2028.......           -           .9           -                     .9                 -                  .9
                      --------   --------      --------             --------             -------          --------

     Total......      $2,402.1   $2,386.8      $1,159.9             $5,948.8              $121.6          $5,827.2
                      ========   ========      ========             ========              ======          ========

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

     We had deferred tax assets related to NOLs for state income taxes of $20.3 million and $30.2 million at December 31, 2008 and 2007, respectively. The related state NOLs are available to offset future state taxable income in certain states through 2015.

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

     Although FIN 48 allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations. No such amounts were recognized in 2008 or 2007. The liability for accrued interest and penalties was not significant at December 31, 2008 or December 31, 2007.

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

     The Company adopted SFAS 123R in calendar year 2006. Pursuant to this accounting rule, the Company is precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $1.9 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

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

     8. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of December 31, 2008 and 2007 (dollars in millions):

                                                                                               2008               2007
                                                                                               ----               ----
3.50% convertible debentures............................................................     $  293.0           $  330.0
Secured credit agreement................................................................        911.8              865.5
6% Senior Note..........................................................................        125.0                -
Unamortized discount on convertible debentures..........................................         (1.1)              (1.8)
                                                                                             --------           --------

     Direct corporate obligations.......................................................     $1,328.7           $1,193.7
                                                                                             ========           ========

     In August 2005, we completed the private offering of $330 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). The net proceeds from the offering of approximately $320 million were used to repay term loans outstanding under the Company's $800.0 million secured credit facility (the "Credit Facility"). The terms of the Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the "Indenture"). At December 31, 2008 and 2007, unamortized issuance costs (classified as other assets) related to the Debentures were $2.5 million and $4.4 million, respectively, and are amortized as an increase to interest expense through September 30, 2010, which is the earliest date the Debenture holders may require the Company to repurchase them.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     During 2008, we repurchased $37.0 million par value of such Debentures for $15.3 million plus accrued interest. In 2008, we recognized a gain on the extinguishment of debt of $21.2 million related to such repurchases. Debentures with a par value of $293.0 million remain outstanding. Refer to the note to these consolidated financial statements entitled "Subsequent Events" for a description of new restrictions on the Company's ability to redeem, purchase, amend, modify or refinance the Debentures as a result of the amendment to the Second Amended Credit Facility on March 30, 2009.

     The Company's credit facility was amended during 2006 and 2007 as further described below and on March 30, 2009, as described in the note to these consolidated financial statements entitled "Subsequent Events".

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     On October 10, 2006, we entered into the Second Amended Credit Facility. As a result of the refinancing, the principal amount outstanding under the previous credit facility was increased from $478.3 million to $675.0 million. Approximately $195 million of the proceeds were used to strengthen the capital of our insurance subsidiaries. The Company recognized a $.7 million loss on the extinguishment of debt during the fourth quarter of 2006 for the write off of certain debt issuance costs and other costs incurred related to the transaction. The Second Amended Credit Facility extended the maturity date from June 22, 2010 to October 10, 2013. On June 12, 2007, Conseco amended its current credit facility. The amendment of the credit facility provided for, among other things:

     o    an increase of $200.0 million in the principal amount of the facility;

     o an increase in the general basket for restricted payments in an aggregate amount of up to $300 million over the term of the facility; and

     o the Company to be able to request the addition of up to two new facilities or up to two increases in the credit facility of up to $330 million, subject to compliance with certain financial covenants and other conditions. Such increases would be effective as of a date that is at least 90 days prior to the scheduled maturity date.

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

     During 2008, 2007 and 2006, we made scheduled principal payments totaling $8.7 million, $7.8 million and $1.7 million, respectively, on our Second Amended Credit Facility. Also, during 2006, we made scheduled principal payments totaling $1.3 million on our previous credit facility as well as a mandatory prepayment of $45.0 million based on the Company's excess cash flows at December 31, 2005, as defined in the previous credit facility. There were $5.8 million and $6.8 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at December 31, 2008 and 2007, respectively.

     The amounts outstanding under the Second Amended Credit Facility bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate. The Eurodollar rate is equal to LIBOR plus 2 percent. The base rate is equal to 1 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. Under the terms of the Second Amended Credit Facility, if the Company's senior secured long-term debt is rated at least "Ba2" by Moody's and "BB" by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent. At December 31, 2008, the interest rate on our Second Amended Credit Facility was 3.8 percent. Refer to the note to these consolidated financial statements entitled "Subsequent Events" for a description of changes to the interest rate as a result of the amendment to the Second Amended Credit Facility on March 30, 2009.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent and certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) certain equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, of approximately $1.3 million, is expected to be paid in March 2009). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following chart summarizes: (i) the most significant financial ratios and balances we must maintain pursuant to our Second Amended Credit Facility;
(ii) the current ratios and balances as of December 31, 2008; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

                                                     Covenant under the        Balance or           Margin for adverse
                                                       Second Amended          ratio as of           development from
                                                       Credit Facility      December 31, 2008    December 31, 2008 levels
                                                       ---------------      -----------------    ------------------------
       Aggregate risk-based capital ratio.........  greater than or equal                              Reduction to
                                                           to 250%                  255%               statutory capital and
                                                                                                       surplus of
                                                                                                       approximately $25
                                                                                                       million, or an
                                                                                                       increase to the risk-
                                                                                                       based capital of
                                                                                                       approximately $10
                                                                                                       million.

       Combined statutory capital and surplus.....  greater than $1,270                                Reduction to
                                                          million             $1,366 million           combined statutory
                                                                                                       capital and surplus
                                                                                                       of approximately
                                                                                                       $96 million.

       Debt to total capitalization ratio.........  not more than 30%              28%                 Reduction to
                                                                                                       shareholders' equity
                                                                                                       of approximately
                                                                                                       $273 million or
                                                                                                       additional debt of
                                                                                                       $117 million.

       Interest coverage ratio....................  greater than or equal                              Reduction in cash
                                                    to 2.00 to 1 for each                              flows to the holding
                                                    rolling four quarters       2.35 to 1              company of
                                                                                                       approximately
                                                                                                       $20 million.

     As described in the note to the consolidated financial statements entitled "Subsequent Events", on March 30, 2009, we completed an amendment to our Second Amended Credit Facility, which provides for, among other things: (i) additional margins between our current financial status and certain financial covenant requirements through June 30, 2010; (ii) higher interest rates and the payment of a fee; (iii) new restrictions on the ability of the Company to incur additional indebtedness; and (iv) the ability of the lender to appoint a financial advisor at the Company's expense.

     The Second Amended Credit Facility also requires that the Company's audited consolidated financial statements be accompanied by an opinion, from a nationally-recognized independent public accounting firm, stating that such audited consolidated financial statements present fairly, in all material respects, the financial position and results of operations of the Company in conformity with GAAP for the periods indicated. Such opinion shall not include an explanatory paragraph regarding the Company's ability to continue as a going concern or similar qualification. The Company was in compliance with all covenants as defined in the Second Amended Credit Facility as of December 31, 2008.

     The Second Amended Credit Facility included an $80.0 million revolving credit facility that could be used for general corporate purposes and that would mature on June 22, 2009. In October 2008, the Company borrowed $75.0 million under the revolving credit facility to assure the future availability of this additional liquidity given our concerns with the ability of certain financial institutions to be able to provide funding in the future. The Company also requested borrowings of $5.0 million which were not funded. In December 2008, we repaid $20.0 million of the revolving facility and reduced the maximum amount available under the revolving facility to $60.0 million. At December 31, 2008, there was $55.0 million outstanding under the revolving facility. There were no amounts outstanding under the revolving credit facility at December

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

31, 2007. The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as described above for the Second Amended Credit Facility.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions;
(vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The obligations under our Second Amended Credit Facility are guaranteed by Conseco's current and future domestic subsidiaries, other than: (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Second Amended Credit Facility. This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of Conseco Life Insurance Company of Texas, Washington National Insurance Company and Conseco Health Insurance Company. Under the Second Amended Credit Facility, we were permitted to pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300.0 million over the term of the facility. However, as a condition of the order from the Pennsylvania Insurance Department approving the Transfer, we agreed that we would not pay cash dividends on our common stock while any portion of the $125.0 million Senior Note (as described in the following paragraph) remained outstanding. As further discussed in the note to the consolidated financial statements entitled "Shareholders' Equity", we repurchased $87.2 million of our common stock in 2007. No repurchases were made in 2008.

     In connection with the Transfer, the Company issued the Senior Note payable to Senior Health. The Senior Note is unsecured and bears interest at a rate of
6.00 percent per year payable quarterly, beginning on March 15, 2009. We are required to make annual principal payments of $25.0 million beginning on November 12, 2009. The Company may redeem the Senior Note, in whole or in part, at any time by giving the holder 30 days notice (unless a shorter notice is satisfactory to the holder). The redemption amount is equal to the principal amount redeemed plus any accrued and unpaid interest thereon. Any outstanding amount under the Senior Note will be due and payable immediately if an event of default (as defined in the Senior Note) occurs and continues without remedy.

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       2009..........................................   $   90.0
       2010..........................................      326.8
       2011..........................................       33.7
       2012..........................................       33.8
       2013..........................................      845.5
                                                        --------
                                                        $1,329.8
                                                        ========

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

     In the cases described below, we have disclosed any specific dollar amounts sought in the complaints. In our

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of our Predecessor and alleged problems in Conseco Finance Corp.'s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. This motion was denied on September 12, 2007. Plaintiffs filed their motion for class certification on May 2, 2008, and on March 20, 2009 the court granted that motion. The matter is scheduled for a jury trial on May 10, 2010. We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. We do not believe that our potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it had reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions. The Court entered final judgment in the case on July 5, 2007. We began implementing the settlement with the inforce and certain former policyholders in the last half of 2007. We previously recognized costs related to this litigation totaling $267.2 million (none

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

of which was recognized in 2008).

     A lawsuit was filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves approximately 800 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. The ultimate outcome of this lawsuit cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

     Agent Litigation

     On December 17, 2003, a complaint was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, Southern Capitol Enterprises, Inc. and F. David Tutt v. Conseco Services, LLC and Conseco Health Insurance Company, Case No. 515105. Plaintiffs are a former Conseco Health Insurance Company agency and its principal that allege in the complaint that they were damaged by Conseco Health Insurance Company's termination of their Executive Marketing Agreement ("EMA") and Business Continuation Plan ("BCP"). Plaintiffs sought a declaratory judgment declaring the parties' rights and obligations under plaintiffs' EMA and BCP including definitions of terms within those contracts. Plaintiffs also demanded a full accounting of all commissions allegedly due and a preliminary injunction stopping Conseco from reducing or stopping commission payments during the pendency of this action. At Conseco Health Insurance Company's request, the case was removed to the United States District Court for the Middle District of Louisiana, Case No. 04CV40-D-M1. On September 30, 2004, Mr. Tutt filed a separate complaint for breach of contract and damages against defendants in federal court which includes claims for: (1) breach of the EMA and BCP; (2) tortuous interference with the EMA and BCP; (3) unjust enrichment related to the EMA and BCP; and (4) requests an accounting of back commissions under the EMA and BCP. The court consolidated the two cases on October 20, 2004. Plaintiff later filed an amended and restated complaint for damages on March 15, 2006, which added our subsidiary, Performance Matters Associates, as a defendant. Mr. Tutt moved for partial summary judgment in July 2004, asking the court to invalidate the non-competition and non-solicitation provisions in the EMA and the non-competition provision of the BCP. Defendants opposed this motion, but plaintiffs' motion was granted by the court on December 15, 2004. The court did not decide the issue of the BCP's continued validity. After discovery, defendants filed a partial motion for summary judgment on January 1, 2006, reasserting that the entire BCP was invalidated because the non-competition provision had been stricken from the agreement. Plaintiff filed a cross-motion for partial summary judgment regarding the validity of the BCP on May 31, 2006. Both motions were denied by the court, and the court set that issue for a bench trial. After that issue was tried in April 2007, the court ruled that the BCP was valid and enforceable. The court further ruled that the issues of breach of contract relating to plaintiffs' exclusive rights and due to improper commission payments, breach of the duty of good faith and fair dealing as to the EMA and plaintiffs' Single Business Enterprise theory remain to be tried to a jury. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On January 16, 2008, a purported class action was filed in the Superior Court of the State of California for the County of Alameda, Robin Fletcher individually, and on behalf of all others similarly situated vs. Bankers Life and Casualty Company, and Does 1 through 100, Case No. RG08366328. In her original complaint, plaintiff alleged nonpayment by Bankers Life and Casualty Company of overtime wages, failure to provide meal and rest periods, failure to reimburse expenses, and failure to provide accurate wage statements to its sales representatives in the State of California for the time period January 16, 2004 to present. Additionally, the complaint alleges failure to pay wages on termination and unfair business practices. On October 7, 2008, the plaintiff filed a first amended complaint which changes the proposed scope of the putative class from all agents in California for the subject time period to all agents at a single branch office in Alameda, California. This would reduce the putative class from hundreds of members to approximately 100 members. We believe the action is without merit and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     Other Litigation

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou
P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007, which has added as defendants Conseco Services, LLC and Conseco Marketing, LLC. The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages in an unspecified amount along with declaratory and injunctive relief. Conseco Health Insurance Company caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned Case No. 04-784-D-M2. An order was issued on February 15, 2007 granting plaintiff's motion for class certification. The order specifically certifies two sub-classes identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class. We appealed the certification order to the 5th Circuit Court of Appeals, and by order entered May 28, 2008, the 5th Circuit Court of Appeals affirmed class certification but made modifications to the class definitions. Our subsequent petition for rehearing was denied by order dated June 27, 2008. Briefing in the district court on remand, to determine the appropriate revised class definition, is scheduled to be concluded in March 2009. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     On March 4, 2008, a Complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS. Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company on September 26, 1995. Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to Business & Professions Code
Section 17200 and Declaratory Relief. The putative class consists of all owners of Valulife and Valuterm `universal life' insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life. Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until around 2011. We filed a motion to dismiss the complaint on June 25, 2008, which was denied by the court. Plaintiff has not yet filed a motion for certification of the class, and we intend to oppose any form of class treatment of these claims. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     On June 4, 2008, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Ruby Sandock, individually and on behalf of herself and all others similarly situated v. Bankers Life and Casualty Company Case No. 08-CV-3218. Plaintiff is claiming breach of contract, consumer fraud and deceptive business practices, and unjust enrichment on behalf of the proposed national class and seeks compensatory and punitive damages, injunctive and restitutionary relief. Plaintiff alleges that Bankers Life and Casualty systematically and intentionally failed to comply with standard contractual waiver of premium provisions that are included in its long-term care insurance policy contracts that it offers and sells to consumers. Plaintiffs allege that Bankers Life and Casualty has a policy or practice of continuing to charge and/or bill its insureds for policy premiums after the insured has received 90 days of benefits. Our answer was filed on July 3, 2008, denying liability and denying that the action is properly maintainable as a class action. We also filed a motion to dismiss the complaint. On September 26, 2008, the district court entered an order dismissing two out of the three claims asserted by the plaintiff. After the court's ruling dismissing portions of the complaint, plaintiff elected to dismiss the entire action without prejudice to its refiling and the court therefore entered an order of dismissal without prejudice on November 12, 2008. The settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

     On June 4, 2008, a purported class action complaint was filed in the Cook County Illinois Circuit Court Chancery Division, Sheldon Langendorf, et. al. individually and on behalf of themselves and all others similarly situated v. Conseco Senior Health Insurance Company, and Conseco, Inc., et. al. Case No. 08CH20571. Plaintiff is claiming breach of contract and consumer fraud and seeks a declaratory judgment, claiming that Senior Health (formerly Conseco Senior Health Insurance Company prior to its name change in October 2008) and other affiliated companies routinely and improperly refuse to accept Medicare explanations of benefits as documentation in support of proofs of claim on individual hospital indemnity and other policies of health insurance. Senior Health subsequently removed the action to the U.S. District Court for the Northern District of Illinois, where it is now pending as Case No. 08-CV-3914. By stipulation of the parties, Conseco, Inc. was dismissed as a party on September 29, 2008. Senior Health filed a motion to dismiss and/or for summary judgment on August 22, 2008, which the court granted in part and denied in part by entry dated December 18, 2008, dismissing the claim for Illinois statutory consumer fraud. The court has also established a schedule for briefing on class certification, which will be concluded by July 20, 2009. We agreed to assume liability for this litigation in connection with the separation of Senior Health. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On July 22, 2008, a purported class action was filed in the U.S. District Court for the Southern District of Florida, Anna M. Cohen individually and on behalf of herself and all others similarly situated v. Washington National Insurance Corporation Case No. 08-CV-61153-JIC. Plaintiff is claiming breach of contract alleging that the 8% annual inflation adjustment rider, which is part of her Washington National policy of long-term care insurance, acts to increase the lifetime maximum benefit above the stated $150,000 benefit and not just the stated per day benefit, such that Washington National prematurely stops paying benefits before the correct lifetime maximum benefit amount is paid. On September 26, 2008, Washington National filed a motion to dismiss the complaint. While the motion to dismiss was pending, a settlement was reached with the individual plaintiff, without certification of a class. The court entered an order of dismissal with prejudice based on the settlement on January 12, 2009. The settlement of this case was not significant to our business, financial condition, results of operations or cash flows.

     On December 8, 2008, a purported class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. In the complaint, plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy's lifetime maximum benefit, and breached the contract by stopping her benefits when they reached the lifetime maximum. The Company takes the position that the inflation escalator only affects the per day maximum benefit. The court has scheduled a jury trial on November 2, 2009. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746. In their complaint, plaintiffs allege that the Company committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name "Lifetrends" by requiring the payment of additional cash amounts to maintain the policies in force. The Company believes the action is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, in the Hamilton County case, the Company obtained a partial summary judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. The trial court stayed execution of the judgment pending appeal. The trial which was set for October 22, 2007, has been continued without date. On January 22, 2008, the Indiana Court of Appeals, in Massey v. Conseco Services, LLC Case No. 29A05-0610-CV-565, affirmed the judgment entered in the Hamilton County case in favor of the Company and the dismissal of Massey's counterclaims. Mr. Massey has filed a petition for rehearing with the Court of Appeals. Mr. Massey filed for bankruptcy on October 10, 2008. A bench trial on the Company's motion to set aside certain transfers to Mr. Massey's family members was held in the Hamilton County, Indiana, Superior Court in January 2009 but no decision has been made by the court. The Murray U.S. District Court case is currently set for trial on May 18, 2009.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of December 31, 2008, we have paid $19.3 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At December 31, 2008, we estimated that approximately $10.0 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $4.3 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life and Casualty Company, as well as the sales and marketing practices of Bankers Life and Casualty Company. This examination commenced in July 2007 and on May 7, 2008, Conseco announced a settlement among the state insurance regulators and Senior Health and Bankers Life and Casualty Company. This examination covered the years 2005, 2006 and 2007. More than 40 states are parties to the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

settlement, which included a Senior Health fine of up to $2.3 million, with up to an additional $10 million payable in the event the process improvements and benchmarks, on the part of either Senior Health and/or Bankers Life and Casualty, are not met over an 18 month period for Bankers Life and Casualty or a two-and-a-half year period for Senior Health, which time starts with the settlement. The process improvement plan will be monitored by the lead states.

     In late October 2008, Conseco Life mailed notice to approximately 12,000 holders of its "Lifetrend" life insurance products to inform them of: (i) changes to certain "non-guaranteed elements" ("NGEs") of their policies; and
(ii) the fact that certain policyholders who were not paying premiums may have failed to receive a notice that their policy was underfunded and that additional premiums were required in order for the policyholders to maintain their guaranteed cash values. In December 2008, Conseco Life mailed notice to approximately 16,000 holders of its CIUL3+ universal life policies to inform them of an increase in certain NGEs with respect to their policies. Prior to or around the time that the notices were sent, Conseco Life had informed the insurance regulators in a number of states, including among others Indiana, Iowa and Florida, of these matters and the planned communication with the impacted policyholders. Conseco Life received a cease and desist order from the Iowa Department of Insurance dated December 9, 2008, directing that it cease any further activity with respect to the matters that had been communicated in the notice to the Lifetrend policyholders. In December 2008, in response to communications received from certain regulators and policyholders, Conseco Life unilaterally agreed to enter into a nationwide temporary moratorium through March 31, 2009 with regard to the proposed Lifetrend changes. Conseco has agreed to extend that moratorium to June 30, 2009. In addition, Conseco Life entered into a stipulation and standstill with the Iowa Department of Insurance pursuant to which Conseco Life also agreed to take no further action with respect to the Lifetrend and CIUL3+ policyholders in Iowa.

     On December 22, 2008, Conseco Life also received an order to show cause relating to the Lifetrend changes from the Florida Office of Insurance Regulation ("OIR"), and Conseco Life entered into an agreement in January 2009 with the Florida OIR preserving Conseco Life's right to a hearing while Conseco Life and the Florida OIR engaged in settlement discussions regarding the Lifetrend and CIUL3+ policies. Conseco continues to work with various state insurance regulators to review the terms of the Lifetrend policies, the administrative changes and the adjustment of certain NGEs. The ultimate outcome of these regulatory proceedings involving the Lifetrend policies cannot be predicted with certainty.

     Guaranty Fund Assessments

     The balance sheet at December 31, 2008, included: (i) accruals of $9.5 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2008; and (ii) receivables of $5.9 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2007, such guaranty fund assessment accruals were $7.0 million and such receivables were $3.4 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $3.1 million, $1.1 million and $2.4 million in 2008, 2007 and 2006, respectively.

     Guarantees

     We hold bank loans made to certain former directors and employees to enable them to purchase common stock of our Predecessor. These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor. We received all rights to collect the balances due pursuant to the original terms of these loans. In addition, we hold loans to participants for interest on the loans. The loans and the interest loans are collectively referred to as the "D&O loans." We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans. At December 31, 2008, we have estimated that approximately $10.0 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection). An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable. In 2006, other operating costs and expenses are net of recoveries of $3.0 million related to our evaluation of the collectibility of the D&O loans.

     Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities ("TOPrS") Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by our Predecessor's subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million. As of December 31, 2008, we had paid $19.3 million to the former holders of TOPrS and we have

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

established a liability of $4.3 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

     In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $22.0 million and $22.5 million at December 31, 2008 and 2007, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

     Leases and Certain Other Long-Term Commitments

     The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $44.1 million, $44.8 million and $43.3 million in 2008, 2007 and 2006, respectively. Future required minimum payments as of December 31, 2008, were as follows (dollars in millions):

2009..............................................................................  $ 46.2
2010..............................................................................    34.2
2011..............................................................................    27.1
2012..............................................................................    22.7
2013..............................................................................    18.3
Thereafter........................................................................    74.3
                                                                                    ------

        Total.....................................................................  $222.8
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

     One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $99.3 million and $94.5 million at December 31, 2008 and 2007, respectively. Costs incurred on this plan were $7.7 million, $5.8 million and $8.9 million during 2008, 2007 and 2006, respectively (including the recognition of gains (losses) of $.6 million, $3.3 million and $(.1) million in 2008, 2007 and 2006, respectively, resulting from actual experience being different than expected or from changes in actuarial assumptions). The estimated net loss for the agent deferred compensation plan that will be amortized from accumulated other comprehensive income into the net periodic benefit cost during 2009 is $.1 million. In 2006, we purchased Company-owned life insurance ("COLI") as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $51.2 million and $40.9 million at December 31, 2008 and 2007, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income.

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

                                                                                     2007
                                                                                     ----
Benefit obligation, beginning of year..............................................  $ .3
    Benefits paid..................................................................   (.3)
                                                                                     ----

Benefit obligation, end of year....................................................  $ -
                                                                                     ====

Funded status - accrued benefit cost...............................................  $ -
                                                                                     ====

     We used the following assumptions for the deferred compensation plan to calculate:

                                                                         2008         2007
                                                                         ----         ----
Benefit obligations:
    Discount rate................................................        6.03%        6.02%

Net periodic cost:
    Discount rate................................................        6.02%        5.75%

     The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At December 31, 2008, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 5 percent annual increase in compensation until the participant's normal retirement date (age 65 and completion of five years of service).

     There was no expense recognized in 2006 or 2007 related to the postretirement benefit plans which were terminated in 2005.

     The benefits expected to be paid pursuant to our agent deferred compensation plan and postretirement benefit plans as of December 31, 2008 were as follows (dollars in millions):

       2009....................................................       $ 3.9
       2010....................................................         3.9
       2011....................................................         4.2
       2012....................................................         4.4
       2013....................................................         4.9
       2014 - 2017.............................................        31.9

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.4 million, $4.2 million and $4.1 million in 2008, 2007 and 2006, respectively. Employer matching contributions are discretionary.

     Reclassification Adjustments Included in Comprehensive Income (Loss)

     The changes in unrealized appreciation (depreciation) included in comprehensive income (loss) are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income
(loss) of approximately $(19) million, $(4) million and $70 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

     Pursuant to the Plan, we issued warrants to purchase 6.0 million shares of our common stock (the "Series A Warrants") entitling the holders to purchase shares of CNO common stock at a price of $27.60 per share. The Series A Warrants expired on September 10, 2008.

     In December 2006, the Company's board of directors authorized a common share repurchase program of up to $150 million. In May 2007, the Company's board of directors increased the authorized common share repurchase program to a maximum of $350 million. As further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations," we currently may pay cash dividends on our common stock or repurchase our common stock in an aggregate amount of up to $300 million over the term of our credit facility. However, as a condition of the order from the Pennsylvania Insurance Department approving the Transfer, we agreed that we would not pay cash dividends on our common stock while any portion of the Senior Note remained outstanding. Our share repurchase program may be implemented through purchases made from time to time in either the open market or through private transactions. With respect to $25 million of the program, the Company entered into an accelerated share buy back agreement ("ASB") to repurchase 1.2 million shares. The initial price paid per share as part of the ASB transaction was $20.12. The repurchased shares were subject to a settlement price adjustment based upon the difference between: (i) the volume weighted average price of Conseco common stock (as defined in the ASB); and (ii) $20.12. The settlement price adjustment was calculated to be $.3 million and was paid to the Company. The Company recognized a reduction in common stock and additional paid-in capital of $24.7 million in the first quarter of 2007 related to the ASB transaction.

     During 2007, the Company repurchased an additional 4.5 million shares of its common stock for $62.5 million. No repurchases were made in 2008.

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Balance, beginning of year..............................................      184,652       152,165           151,513
    Treasury stock purchased and retired................................          -          (5,699)              -
    Conversion of preferred stock into common shares....................          -          37,809               -
    Stock options exercised.............................................          -             207                48
    Shares issued under employee benefit
       compensation plans...............................................          102(a)        177 (a)           645 (a)
    Other...............................................................          -              (7)              (41)
                                                                              -------       -------           -------

Balance, end of year....................................................      184,754       184,652           152,165
                                                                              =======       =======           =======

--------------------
     (a) In 2008, 2007 and 2006, such amounts were reduced by 16 thousand shares, 24 thousand shares and 220 thousand shares, respectively, which were tendered for the payment of federal and state taxes owned on the issuance of restricted stock.

     The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. A maximum of 10 million shares may be issued under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. For options granted in 2006 and prior years, our stock option awards generally vest on a graded basis over a four year service term and expire ten years from the date of grant. Our stock option awards granted in 2007 and 2008 generally vest on a graded basis over a three year service term and expire five years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of four years.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A summary of the Company's stock option activity and related information for 2008 is presented below (shares in thousands):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                       Shares        price         life           value
                                                                       ------        -----         ----           -----
Outstanding at the beginning of
   the year.......................................................      4,828        $19.82

Options granted...................................................      1,863         10.27

Exercised.........................................................        -            -                         $ -

Forfeited or terminated...........................................      (827)         18.69
                                                                        ----

Outstanding at the end of the year................................      5,864         16.94         4.8 years    $27.9
                                                                        =====                       ===

Options exercisable at the end of the year........................      2,412                       5.5 years    $16.6
                                                                        =====                       ===

Available for future grant........................................      1,154
                                                                        =====

     A summary of the Company's stock option activity and related information for 2007 is presented below (shares in thousands):

                                                                                   Weighted      Weighted
                                                                                    average       average       Aggregate
                                                                                   exercise      remaining      intrinsic
                                                                       Shares        price         life           value
                                                                       ------        -----         ----           -----
Outstanding at the beginning of
   the year.......................................................      4,217        $20.76

Options granted...................................................      1,671         17.37

Exercised.........................................................      (207)         16.31                       $1.3

Forfeited or terminated...........................................      (853)         20.54
                                                                        ----

Outstanding at the end of the year................................      4,828         19.82         5.9 years    $28.1
                                                                        =====                       ===

Options exercisable at the end of the year........................      2,462                       6.0 years    $16.6
                                                                        =====                       ===

Available for future grant........................................      2,794
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
                                                                        =====

     We recognized compensation expense related to stock options totaling $6.0 million ($3.9 million after income taxes) in 2008, $7.4 million ($4.8 million after income taxes) in 2007 and $6.5 million ($4.2 million after income taxes) in 2006. Compensation expense related to stock options reduced both basic and diluted earnings (loss) per share by 2 cents, 3 cents and 3 cents in 2008, 2007 and 2006. At December 31, 2008, the unrecognized compensation expense for non-vested stock options totaled $10.2 million which is expected to be recognized over a weighted average period of 1.6 years. Cash received from the exercise of stock options was nil, $3.4 million and $1.0 million during 2008, 2007 and 2006, respectively.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                            2008 Grants    2007 Grants     2006 Grants
                                                                            -----------    -----------     -----------
Weighted average risk-free interest rates..............................         2.5%            4.4%            5.0%
Weighted average dividend yields.......................................         0.0%            0.0%            0.0%
Volatility factors.....................................................          24%             22%             22%
Weighted average expected life.........................................    3.7 years       3.7 years       6.2 years
Weighted average fair value per share..................................        $2.25           $4.22           $7.90

     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the Company's history and expectation of dividend payouts. Volatility factors are based on the weekly historical volatility of the Company's common stock equal to the expected life of the option or since our emergence from bankruptcy in September 2003. The expected life is based on the average of the graded vesting period and the contractual terms of the option.

     The exercise price was equal to the market price of our stock for all options granted in 2008, 2007 and 2006.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     The following table summarizes information about stock options outstanding at December 31, 2008 (shares in thousands):

                                                          Options outstanding                  Options exercisable
                                            --------------------------------------------  ----------------------------
                                              Number       Remaining    Average exercise    Number    Average exercise
Range of exercise prices                    outstanding life (in years)       price       exercisable       price
------------------------                    ----------- ---------------       -----       -----------       -----
$2.83...............................              65          4.9            $ 2.83             -          $  -
$8.91 - $12.96......................           1,751          4.3             10.60              2          12.96
$14.78 - $21.67.....................           3,514          4.7             19.42          2,138          20.19
$22.42 - $25.45.....................             534          7.4             23.17            272          23.17
                                               -----                                         -----

                                               5,864                                         2,412
                                               =====                                         =====

     During 2008, 2007 and 2006, the Company granted .1 million, .1 million and ..1 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $9.75 per share, $18.39 per share and $22.68 per share, respectively. The fair value of such grants totaled $.8 million, $1.7 million and $1.3 million in 2008, 2007 and 2006, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2008 is presented below (shares in thousands):

                                                                                                      Weighted
                                                                                                       average
                                                                                                     grant date
                                                                                 Shares              fair value
                                                                                 ------              ----------
       Non-vested shares, beginning of year................................         112                $19.38
          Granted..........................................................          78                  9.75
          Vested...........................................................        (118)                21.67
          Forfeited........................................................          (2)                15.89
                                                                                   ----

       Non-vested shares, end of year......................................          70                 14.41
                                                                                   ====

     At December 31, 2008, the unrecognized compensation expense for non-vested restricted stock totaled $.6 million which is expected to be recognized over a weighted average period of 1.6 years. At December 31, 2007, the unrecognized compensation expense for non-vested restricted stock totaled $1.3 million. We recognized compensation expense related to restricted stock awards totaling $1.4 million, $3.2 million and $10.2 million in 2008, 2007 and 2006, respectively. The fair value of restricted stock that vested during 2008, 2007 and 2006 was $1.9 million, $3.9 million and $16.1 million, respectively.

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

     As further discussed in the footnote to the consolidated financial statements entitled "Income Taxes", the Company's Board of Directors adopted the Rights Plan on January 20, 2009, which is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. As a result, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date. Each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock") of the Company at a price of $20.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Rights Plan. The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes a "5 percent shareholder" of Conseco

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

without the approval of the Board of Directors or an existing shareholder who is currently a "5 percent shareholder" acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Income (loss) before discontinued operations............................   $  (404.0)       $ (74.0)          $ 105.7
Discontinued operations.................................................      (722.7)        (105.9)               .3
                                                                           ---------        -------           -------

Net income (loss).......................................................    (1,126.7)        (179.9)            106.0
Preferred stock dividends...............................................          -           (14.1)            (38.0)
                                                                           ---------        -------           -------

     Net income (loss) applicable to common
       stock for basic earnings per share...............................   $(1,126.7)       $(194.0)          $  68.0
                                                                           =========        =======           =======

Shares:
   Weighted average shares outstanding for basic
     earnings per share.................................................     184,704        173,374           151,690
                                                                             -------        -------           -------

Effect of dilutive securities on weighted average shares:
     Stock option and restricted stock plans............................         -              -                 819
                                                                             -------        -------           -------

     Dilutive potential common shares...................................         -              -                 819
                                                                             -------        -------           -------

     Weighted average shares outstanding for diluted
       earnings per share...............................................     184,704        173,374           152,509
                                                                             =======        =======           =======

     There were no dilutive common stock equivalents during 2008 or 2007 because of the net loss recognized by the Company during such period. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share, and the preferred stock dividends on the Class B mandatorily convertible preferred stock (related to the period prior to their conversion) are not added back to net income (loss) applicable to common stock. The potentially dilutive shares related to the Class B mandatorily convertible preferred stock were not dilutive during 2006, but the common stock equivalents related to stock option and restricted stock plans were dilutive.

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share, because doing so would have been antidilutive in such periods (shares in thousands).

                                                                               2008           2007            2006
                                                                               ----           ----            ----
   Equivalent common shares that were antidilutive during the year:
     Class B mandatorily convertible preferred stock....................         -           14,334          32,178
     Stock option and restricted stock plans............................        32              144            -
                                                                                --           ------          ------

       Antidilutive equivalent common shares............................        32           14,478          32,178
                                                                                ==           ======          ======

     In 2008 and 2007, the Company granted performance shares totaling 645,100 and 420,900, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment related to a portion of such awards is based upon the cumulative return on the Company's stock with dividends reinvested ("total shareholder return") compared to the total shareholder return of a group of Conseco's peers (represented by the companies comprising the Standard & Poor's Life and Health Index and the Russell 3000 Health and Life Index) over a three year performance measurement period. If the Company's results are below the 50th percentile of the comparison group, no portion of the award is earned. If the Company's results are equal to or greater than the 75th percentile, then the maximum award is earned. The criteria for payment of the remaining performance shares is based upon the Company's operating return on equity, as defined in the award agreement. If the Company's operating return on equity is less than 10.0 percent, no portion of the award is earned. If

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

the Company's operating return on equity is equal to or greater than 12.0 percent, then the maximum award is earned. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance shares expected to be issued, using the treasury stock method.

     A summary of the Company's performance shares is presented below (shares in thousands):

                                                               Total shareholder         Operating return
                                                                 return award             on equity award
                                                                 ------------             ---------------
          Granted in 2007...................................          253                       168
          Forfeited.........................................          (35)                      (22)
                                                                      ---                       ---

          Awards outstanding at December 31, 2007...........          218                       146

          Granted in 2008...................................          387                       258
          Forfeited.........................................          (54)                      (37)
                                                                      ---                       ---

          Awards outstanding at December 31, 2008...........          551                       367
                                                                      ===                       ===

     The grant date fair value of the total shareholder return awards was $1.6 million and $1.7 million in 2008 and 2007, respectively. The grant date fair value of the operating return on equity awards was $2.7 million and $3.0 million in 2008 and 2007, respectively. We recognized compensation expense of $.1 million and $1.1 million in 2008 and 2007, respectively, related to the performance shares.

     In August 2005, we completed the private offering of the Debentures. In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the $330.0 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During 2008, 2007 and 2006, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings per share in 2008, 2007 or 2006.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     12. OTHER OPERATING STATEMENT DATA

     Insurance policy income consisted of the following (dollars in millions):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Traditional products:
    Direct premiums collected............................................   $ 4,313.5       $ 4,291.4        $ 4,476.7
    Reinsurance assumed..................................................       642.8           314.0            108.9
    Reinsurance ceded....................................................      (164.3)         (199.8)          (210.6)
                                                                            ---------       ---------        ---------

          Premiums collected, net of reinsurance.........................     4,792.0         4,405.6          4,375.0

    Change in unearned premiums..........................................       (13.5)           (2.1)            39.5
    Less premiums on universal life and products
       without mortality and morbidity risk which
       are recorded as additions to insurance
       liabilities ......................................................    (1,863.5)       (1,852.2)        (2,067.7)
                                                                            ---------       ---------        ---------
          Premiums on traditional products with
             mortality or morbidity risk.................................     2,915.0         2,551.3          2,346.8
Fees and surrender charges on interest-sensitive
    products.............................................................       338.6           344.4            349.6
                                                                            ---------       ---------        ---------

          Insurance policy income........................................   $ 3,253.6       $ 2,895.7        $ 2,696.4
                                                                            =========       =========        =========

     The four states with the largest shares of 2008 collected premiums were Florida (7.4 percent), California (7.1 percent), Pennsylvania (6.3 percent) and Texas (5.9 percent). No other state accounted for more than five percent of total collected premiums.

     Other operating costs and expenses were as follows (dollars in millions):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Commission expense.......................................................     $128.2         $118.3           $118.7
Salaries and wages.......................................................      160.5          169.3            168.3
Other....................................................................      231.6          252.8            216.3
                                                                              ------         ------           ------

       Total other operating costs and expenses..........................     $520.3         $540.4           $503.3
                                                                              ======         ======           ======

     Changes in the value of policies inforce at the Effective Date were as follows (dollars in millions):

                                                                               2008           2007              2006
                                                                               ----           ----              ----
Balance, beginning of year...............................................    $1,573.6       $1,964.8         $2,209.5
    Additional acquisition expense.......................................         -              1.9              2.1
    Amortization.........................................................      (187.3)        (246.2)          (276.1)
    Cumulative effect of accounting change related to the adoption
       of SOP 05-1.......................................................         -             (2.6)             -
    Effect of annuity coinsurance transaction............................         -           (191.2)             -
    Effect of reinsurance recapture......................................         -             56.3              -
    Amounts related to fair value adjustment of actively managed
       fixed maturities..................................................        92.7           (9.4)            29.3
    Other................................................................        (1.2)            -               -
                                                                             --------       --------         --------

Balance, end of year.....................................................    $1,477.8       $1,573.6         $1,964.8
                                                                             ========       ========         ========

                                      178

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 14 percent of the December 31, 2008 balance of the value of policies inforce at the Effective Date in 2009, 12 percent in 2010, 11 percent in 2011, 9 percent in 2012 and 7 percent in 2013. The discount rate used to determine the amortization of the value of policies inforce at the Effective Date averaged approximately 5 percent in the years ended December 31, 2008, 2007 and 2006.

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

     Changes in the cost of policies produced were as follows (dollars in millions):

                                                                               2008           2007               2006
                                                                               ----           ----               ----
Balance, beginning of year...............................................    $1,423.0       $1,106.7          $  758.8
   Additions.............................................................       459.1          487.6             482.5
   Amortization..........................................................      (180.6)        (180.6)           (147.2)
   Cumulative effect of accounting change related to the adoption of
     SOP 05-1............................................................         -             (1.6)              -
   Effect of annuity coinsurance transaction.............................         -            (19.3)              -
   Amounts related to fair value adjustment of actively
     managed fixed maturities............................................       111.1           30.2              12.6
                                                                             --------       --------          --------

Balance, end of year.....................................................    $1,812.6       $1,423.0          $1,106.7
                                                                             ========       ========          ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     13. CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Non-cash items not reflected in the investing and
   financing activities sections
   of the consolidated statement of cash flows:
     Stock option and restricted stock plans.............................     $  7.4        $  11.0           $  11.4
     Conversion of preferred stock into common shares....................        -            667.8               -
     Reduction of tax liabilities related to various
       contingencies recognized at the fresh-start date..................        -              6.0               6.7
     Change in securities lending collateral.............................       51.6          408.3             460.2
     Change in securities lending payable................................      (51.6)        (408.3)           (460.2)

     The following reconciles net income to net cash provided by operating activities (dollars in millions):

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Cash flows from operating activities:
   Net income (loss).....................................................   $(1,126.7)        $(179.9)        $ 106.0
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Amortization and depreciation.....................................       412.0           483.2           501.2
       Income taxes......................................................       432.1             4.2            62.6
       Insurance liabilities.............................................       460.6           744.8           493.2
       Accrual and amortization of investment income.....................         3.9            73.4            (5.8)
       Deferral of policy acquisition costs..............................      (459.1)         (545.9)         (484.6)
       Net realized investment losses....................................       642.5           155.4            47.2
       (Gain) loss on extinguishment of debt.............................       (21.2)            -                .3
       Net sales (purchases) of trading securities.......................       346.5          (114.3)           36.0
       Loss related to an annuity coinsurance transaction................         -              76.5             -
       Loss on Transfer..................................................       319.9             -               -
       Gain on reinsurance recapture.....................................       (29.7)            -               -
       Other.............................................................         6.0             5.9           175.1
                                                                            ---------         -------         -------

         Net cash provided by operating activities.......................   $   986.8         $ 703.3         $ 931.2
                                                                            =========         =======         =======

     Our consolidated statement of cash flows combines the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the cash flow statement.

     At December 31, 2008, restricted cash and cash equivalents consisted of $4.8 million held by a VIE.

     At December 31, 2007, restricted cash and cash equivalents consisted of:
(i) $16.1 million held by a VIE; (ii) $1.9 million of segregated cash held for the benefit of the former holders of TOPrS; and (iii) $3.1 million held in an escrow account pursuant to a litigation settlement.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

     Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

                                                                                                      2008          2007
                                                                                                      ----          ----
Statutory capital and surplus....................................................................    $1,311.5     $1,336.2
Asset valuation reserve..........................................................................        55.0        161.3
Interest maintenance reserve.....................................................................       147.7        196.7
                                                                                                     --------     --------

   Total.........................................................................................    $1,514.2     $1,694.2
                                                                                                     ========     ========

     Statutory capital and surplus included investments in upstream affiliates of $52.2 million and $52.4 million at December 31, 2008 and 2007, respectively, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

     Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $(96.9) million, $(321.3) million and $(232.4) million in 2008, 2007 and
2006, respectively. Included in such net income (loss) were net realized capital gains (losses), net of income taxes, of $(217.1) million, $(38.5) million and $(1.8) million in 2008, 2007 and 2006, respectively. In addition, such net income (loss) included pre-tax amounts for fees and interest to Conseco or its non-life subsidiaries totaling $139.6 million, $162.8 million and $157.6 million in 2008, 2007 and 2006, respectively.

     Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year (excluded from this calculation would be the $61.9 million of additional surplus recognized due to the approval of a permitted practice by insurance regulators related to certain deferred tax assets as further described below); or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year, excluding $61.9 million of additional surplus recognized due to the approval of a permitted practice by insurance regulators related to certain deferred tax assets. This type of dividend is referred to as "ordinary dividends". Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. This type of dividend is referred to as "extraordinary dividends". During 2008, our insurance subsidiaries paid cash dividends of $20.0 million to CDOC (which is the immediate parent of Washington National, Conseco Health and Conseco Life Insurance Company of Texas).

     Each of the immediate subsidiaries of CDOC have negative earned surplus at December 31, 2008. Accordingly, any dividend payments from these subsidiaries require the approval of the director or commissioner of the applicable state insurance department. During 2009, we are expecting our insurance subsidiaries to pay approximately $60.0 million of extraordinary dividends to CDOC ($25.0 million of which has been approved by the Texas Department of Insurance for payment to CDOC and $35.0 million of which is expected to be approved by the Texas Department of Insurance and paid later in 2009). In addition, we are expecting our insurance subsidiaries to pay interest on surplus debentures of $44.5 million ($21.2 million of which has been approved by the Texas Department of Insurance and $23.3 million of which is expected to be approved by the Texas Department of Insurance and paid later in 2009). Although we believe the dividends and surplus debenture interest payments we are expecting to pay during 2009 are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals unlikely. Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party. Also, during 2008, CDOC made capital contributions totaling $79.4 million to Conseco Life Insurance Company of Texas and Washington National Insurance Company.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     In accordance with an order from the Florida Office of Insurance Regulation, Washington National may not distribute funds to any affiliate or shareholder without prior notice to the Florida Office of Insurance Regulation. In addition, the risk-based capital and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

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

     During 2007 and 2006, we made capital contributions to Senior Health to maintain total adjusted capital in excess of the levels subjecting it to any regulatory action. As a result of losses on the long-term care business, we made capital contributions to Senior Health of $202.0 million (including $56.0 million which was accrued at December 31, 2007, and paid in February 2008) in 2007 and $110.0 million (including $80 million which was accrued at December 31, 2006 and paid in February 2007) in 2006.

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

     The capital and surplus of our insurance subsidiaries has declined in recent periods primarily as a result of the losses recognized as a result of the transaction to transfer Senior Health to an independent trust and net realized investment losses. The Company has taken a number of actions to strengthen the capital position of its subsidiaries, including:

     o We requested and obtained approval of a statutory permitted accounting practice as of December 31, 2008 for our insurance subsidiaries domiciled in Illinois and Indiana. The permitted practice modifies the accounting for deferred income taxes by increasing the realization period for deferred tax assets from within one year to within three years of the balance sheet date and increasing the asset recognition limit from 10 percent to 15 percent of adjusted capital and surplus as shown in the most recently filed statutory financial statements. The impact of the permitted practice was to increase the statutory consolidated capital and surplus of our insurance subsidiaries by $61.9 million as of December 31, 2008. In addition, the consolidated risk-based capital ratio increased by 11 percentage points and, as a result, the Company did not need to take additional actions in order to meet the risk-based capital financial covenant requirement at December 31, 2008. The benefit of this permitted practice may not be considered by our insurance subsidiaries when determining surplus available for dividends.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     o We have entered into reinsurance agreements which have reduced the aggregate risk-based capital of our insurance subsidiaries. For example, during the fourth quarter of 2008 we entered into two reinsurance transactions which had the effect of increasing our aggregate risk-based capital ratio by 8 percentage points.

     o During the fourth quarter of 2008, we completed a transaction pursuant to which our ownership of Senior Health was transferred to an independent trust. The completion of this transaction had the effect of increasing our aggregate risk-based capital ratio by 18 percentage points.

     o In the first quarter of 2009, Conseco Insurance Company terminated an existing intercompany commission financing arrangement with a non-life subsidiary of the Company. In connection with the termination of the agreement, Conseco Insurance Company paid $17 million to the non-life subsidiary, representing the present value of the future commissions Conseco Insurance Company would have otherwise paid to the non-life subsidiary over the next several years. The termination of the commission financing agreement had the effect of reducing the statutory capital and surplus of Conseco Insurance Company. However, the current cash available to the holding company increased by the $17 million termination payment.

     During 2008, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected the establishment of asset adequacy or premium deficiency reserves primarily related to long-term care and annuity policies. Total asset adequacy and premium deficiency reserves for Washington National, Conseco Insurance Company and Bankers Conseco Life Insurance Company were $53.3 million, $20.0 million and $19.5 million, respectively at December 31, 2008. The determination of the need for and amount of asset adequacy reserves is subject to numerous actuarial assumptions, including the Company's ability to change nonguaranteed elements related to certain products consistent with contract provisions.

     At December 31, 2008, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum risk-based capital requirement included in our Second Amended Credit Facility. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

     15. BUSINESS SEGMENTS

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance businesses. Prior to the fourth quarter of 2008, we had a fourth segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. As a result of the Transfer, as further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of the long-term care business in the other business in run-off segment is presented as discontinued operations in our consolidated financial statements. Accordingly, we have restated all prior year segment disclosures to conform to management's current view of the Company's operating segments.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Operating information by segment was as follows (dollars in millions):

                                                              2008             2007              2006
                                                              ----             ----              ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities.....................................  $   49.2        $   67.6          $   64.7
            Supplemental health...........................   1,795.1         1,456.4           1,240.7
            Life..........................................     187.8           175.4             155.5
            Other.........................................      77.8            80.6              84.6
       Net investment income (a)..........................     558.2           572.3             525.6
       Fee revenue and other income (a)...................      11.0            12.0               6.0
                                                            --------        --------          --------

                Total Bankers Life revenues...............   2,679.1         2,364.3           2,077.1
                                                            --------        --------          --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health...........................       8.4             9.7              11.1
            Life..........................................     175.3           115.0              99.7
            Other.........................................       1.1             1.1               1.3
       Net investment income (a)..........................      39.6            37.8              38.2
       Fee revenue and other income (a)...................       1.8              .7                .6
                                                            --------        --------          --------

                Total Colonial Penn revenues..............     226.2           164.3             150.9
                                                            --------        --------          --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities.....................................      14.1            14.3              16.0
            Supplemental health...........................     609.4           628.1             655.1
            Life..........................................     325.0           335.3             353.4
            Other.........................................      10.4            12.2              14.3
       Net investment income (a)..........................     552.5           716.3             757.2
       Fee revenue and other income (a)...................       1.7             1.0               1.4
                                                            --------        --------          --------

                Total Conseco Insurance Group
                    revenues..............................   1,513.1         1,707.2           1,797.4
                                                            --------        --------          --------

    Corporate operations:
       Net investment income (a)..........................      28.5            43.4              29.8
       Fee and other income...............................       5.2            10.1              11.2
                                                            --------        --------          --------

                Total corporate revenues..................      33.7            53.5              41.0
                                                            --------        --------          --------

                Total revenues............................   4,452.1         4,289.3           4,066.4
                                                            --------        --------          --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                         (continued from previous page)

                                                                       2008          2007             2006
                                                                       ----          ----             ----
Expenses:
    Bankers Life:
       Insurance policy benefits..............................       2,090.4       1,684.7           1,410.6
       Amortization...........................................         234.8         264.0             241.0
       Interest expense on investment borrowings..............           -             -                  .1
       Other operating costs and expenses.....................         182.4         173.8             160.1
                                                                    --------      --------          --------

            Total Bankers Life expenses.......................       2,507.6       2,122.5           1,811.8
                                                                    --------      --------          --------

    Colonial Penn:
       Insurance policy benefits..............................         139.4         102.2              96.4
       Amortization...........................................          32.0          20.3              17.3
       Other operating costs and expenses.....................          29.6          23.7              15.6
                                                                    --------      --------          --------

            Total Colonial Penn expenses......................         201.0         146.2             129.3
                                                                    --------      --------          --------

    Conseco Insurance Group:
       Insurance policy benefits..............................         982.7       1,129.0           1,170.6
       Amortization...........................................         122.6         178.2             175.1
       Interest expense on investment borrowings..............          22.4          17.6                .8
       Costs related to a litigation settlement...............           -            32.2             165.8
       Loss related to an annuity coinsurance transaction.....           -            76.5               -
       Other operating costs and expenses.....................         264.1         300.0             288.1
                                                                    --------      --------          --------

            Total Conseco Insurance Group
              expenses........................................       1,391.8       1,733.5           1,800.4
                                                                    --------      --------          --------

    Corporate operations:
       Interest expense on corporate debt.....................          59.2          72.3              52.9
       Interest expense on variable interest entity...........          16.2          27.4              19.7
       Costs related to a litigation settlement...............           -            32.2               8.9
       Other operating costs and expenses.....................          44.2          42.9              39.5
       (Gain) loss on extinguishment of debt..................         (21.2)          -                  .7
                                                                    --------      --------          --------

            Total corporate expenses..........................          98.4         174.8             121.7
                                                                    --------      --------          --------

            Total expenses....................................       4,198.8       4,177.0           3,863.2
                                                                    --------      --------          --------

    Income (loss) before income taxes:
            Bankers Life......................................         171.5         241.8             265.3
            Colonial Penn.....................................          25.2          18.1              21.6
            Conseco Insurance Group...........................         121.3         (26.3)             (3.0)
            Corporate operations..............................         (64.7)       (121.3)            (80.7)
                                                                    --------      --------          --------

                Income (loss) before income taxes.............      $  253.3      $  112.3          $  203.2
                                                                    ========      ========          ========

--------------------
     (a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

                                                                       2008          2007            2006
                                                                       ----          ----            ----
Total segment revenues..........................................     $4,452.1      $4,289.3        $4,066.4
Net realized investment losses..................................       (262.4)       (158.0)          (46.6)
                                                                     --------      --------        --------

    Consolidated revenues.......................................     $4,189.7      $4,131.3        $4,019.8
                                                                     ========      ========        ========

Total segment expenses..........................................     $4,198.8      $4,177.0        $3,863.2
Amortization related to net realized investment losses..........        (21.5)        (35.7)          (10.1)
                                                                     --------      --------        --------

    Consolidated expenses.......................................     $4,177.3      $4,141.3        $3,853.1
                                                                     ========      ========        ========

     Segment balance sheet information was as follows (dollars in millions):

                                                                                    2008           2007
                                                                                    ----           ----
Assets:
   Bankers Life..............................................................    $12,927.5       $12,936.9
   Colonial Penn.............................................................        916.3           939.1
   Conseco Insurance Group...................................................     14,703.7        16,278.9
   Corporate operations......................................................        222.2           263.9
   Assets of discontinued operations.........................................           -          3,552.4
                                                                                 ---------       ---------

        Total assets.........................................................    $28,769.7       $33,971.2
                                                                                 =========       =========

Liabilities:
   Bankers Life..............................................................    $12,102.6       $11,310.5
   Colonial Penn.............................................................        808.5           797.0
   Conseco Insurance Group...................................................     12,370.7        13,366.9
   Corporate operations......................................................      1,868.7         1,189.0
   Liabilities of discontinued operations....................................           -          3,071.9
                                                                                 ---------       ---------

        Total liabilities....................................................    $27,150.5       $29,735.3
                                                                                 =========       =========

     The following table presents selected financial information of our segments (dollars in millions):

                                               Value of policies
                                                inforce at the   Cost of
                                                   Effective     policies      Insurance
Segment                                              Date        produced     liabilities
-------                                              ----        --------     -----------
2008
----
Bankers Life................................      $  761.7      $1,216.2       $11,622.3
Colonial Penn...............................         105.3         174.8           708.9
Conseco Insurance Group.....................         610.8         421.6        11,856.9
                                                  --------      --------       ---------

   Total....................................      $1,477.8      $1,812.6       $24,188.1
                                                  ========      ========       =========

2007
----
Bankers Life................................      $  781.6      $  941.6       $10,610.9
Colonial Penn...............................         119.4         130.4           709.7
Conseco Insurance Group.....................         672.6         351.0        12,334.3
                                                  --------      --------       ---------

   Total....................................      $1,573.6      $1,423.0       $23,654.9
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

                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.   4th Qtr. (a)
                                                                             --------     --------    --------   ------------
2008
----
   Revenues..............................................................    $1,027.5     $1,094.7    $1,021.9      $1,045.6
                                                                             ========     ========    ========      ========

   Income (loss) before income taxes and discontinued operations.........       $(9.8)     $  18.3     $   7.8       $  (3.9)
   Income tax expense (benefit)..........................................        (3.5)       307.1        32.4          80.4
                                                                                -----      -------     -------       -------

   Loss before discontinued operations...................................        (6.3)      (288.8)      (24.6)        (84.3)
   Income (loss) from discontinued operations, net of tax................          .5       (198.3)     (157.4)       (367.5)
                                                                                -----      -------     -------       -------

   Net loss..............................................................       $(5.8)     $(487.1)    $(182.0)      $(451.8)
                                                                                =====      =======     =======       =======

   Loss per common share:
     Basic:
       Loss before discontinued operations...............................       $(.03)      $(1.56)      $(.13)       $ (.46)
       Discontinued operations...........................................          -         (1.08)       (.85)        (1.99)
                                                                                -----       ------       -----        ------

          Net loss.......................................................       $(.03)      $(2.64)      $(.98)       $(2.45)
                                                                                =====       ======       =====        ======

     Diluted:
       Loss before discontinued operations...............................       $(.03)      $(1.56)      $(.13)       $ (.46)
       Discontinued operations...........................................          -         (1.08)       (.85)        (1.99)
                                                                                ------      ------       -----        ------

          Net loss.......................................................       $(.03)      $(2.64)      $(.98)       $(2.45)
                                                                                =====       ======       =====        ======

-------------
     (a)  In the fourth quarter of 2008, our net loss reflected the following:
          (i) losses from discontinued operations of $367.5 million primarily related to losses and transaction costs associated with the Transfer; and (ii) net realized investment losses of $93.0 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

                                                                             1st Qtr.     2nd Qtr.    3rd Qtr.    4th Qtr.(a)
                                                                             --------     --------    --------    -----------
2007
----
   Revenues..............................................................    $1,004.6     $1,060.4    $1,059.6      $1,006.7
                                                                             ========     ========    ========      ========

   Income (loss) before income taxes and discontinued operations.........      $ 26.2       $ 23.0      $(68.3)       $  9.1
   Income tax expense (benefit)..........................................         9.2          7.8       (26.7)         73.7
                                                                               ------       ------      ------        ------

   Income (loss) before discontinued operations..........................        17.0         15.2       (41.6)        (64.6)
   Loss from discontinued operations, net of tax.........................       (17.5)       (70.4)      (11.1)         (6.9)
                                                                               ------       ------      ------        ------

   Net loss..............................................................      $  (.5)      $(55.2)     $(52.7)       $(71.5)
                                                                               ======       ======      ======        ======

   Income (loss) per common share:
     Basic:
       Income (loss) before discontinued operations......................       $ .05        $ .06       $(.22)        $(.35)
       Discontinued operations...........................................        (.12)        (.41)       (.06)         (.03)
                                                                                -----        -----       -----         -----

          Net loss.......................................................       $(.07)       $(.35)      $(.28)        $(.38)
                                                                                =====        =====       =====         =====

     Diluted:
       Income (loss) before discontinued operations......................       $ .05        $ .06       $(.22)        $(.35)
       Discontinued operations...........................................        (.12)        (.41)       (.06)         (.03)
                                                                                -----        -----       -----         -----

          Net loss.......................................................       $(.07)       $(.35)      $(.28)        $(.38)
                                                                                =====        =====       =====         =====

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

     17. INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity that is a variable interest entity under FIN 46 (R). The following is description of our significant investment in a variable interest entity:

     Fall Creek CLO Ltd.

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. The investment borrowings were issued pursuant to an indenture between Fall Creek and a trustee. The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio was not met and the indenture was amended. As a result of the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $88.0 million. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances) all of which was contributed in 2008. In addition, the indenture was amended and restated in November 2008, to change certain terms related to the investment borrowings, cease future reinvesting activities of Fall Creek, provide for an additional investment in Fall Creek and remove the provision related to threshold ratios. In conjunction with the amendment and restatement of the indenture, Fall Creek repaid $17.5 million of investment borrowings and the Company purchased: (i) $25.2 million of borrowings previously held by others; and (ii) $9.7 million of newly issued borrowings of Fall Creek. Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017. A $10.0 million repayment was made in December 2008 based on such excess cash flows. The Company has no further commitments to Fall Creek. Also, in 2008, we recognized $10.8 million of writedowns of investments held by Fall Creek resulting from declines in fair values that we concluded were other than temporary. The carrying value of our investment in Fall Creek was $83.8 million and $47.0 million at December 31, 2008 and 2007, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

of Fall Creek which have been consolidated in accordance with FIN 46 (R), after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                  December 31,
                                                                              -------------------
                                                                              2008           2007
                                                                              ----           ----
       Assets:
          Actively managed fixed maturities............................      $269.7         $465.9
          Cash and cash equivalents - restricted.......................         4.8           16.1
          Accrued investment income....................................         2.8            5.1
          Other assets.................................................         7.2            6.9
                                                                             ------         ------

              Total assets.............................................      $284.5         $494.0
                                                                             ======         ======

       Liabilities:
          Other liabilities............................................      $  7.8         $ 12.2
          Investment borrowings due to others..........................       306.5          447.2
          Investment borrowings due to the Company.....................        81.9           47.0
                                                                             ------         ------

              Total liabilities........................................       396.2          506.4
                                                                             ------         ------

       Equity (deficit):
          Capital provided by the Company..............................        16.6            1.6
          Capital provided by others...................................         3.8            4.1
          Accumulated other comprehensive loss.........................      (118.4)         (25.0)
          Retained earnings (deficit)..................................       (13.7)           6.9
                                                                             ------         ------

              Total equity (deficit)...................................      (111.7)         (12.4)
                                                                             ------         ------

              Total liabilities and equity (deficit)...................      $284.5         $494.0
                                                                             ======         ======


                                                                                          Years ended
                                                                                         December 31,
                                                                              --------------------------------
                                                                               2008          2007         2006
                                                                               ----          ----         ----
       Revenues:
          Net investment income - deposit accounts.....................      $ 23.6          $36.8        $25.2
          Fee revenue and other income.................................          .5             .3           .3
                                                                             ------          -----        -----

              Total revenues...........................................        24.1           37.1         25.5
                                                                             ------          -----        -----

       Expenses:
          Interest expense.............................................        16.2           27.4         19.7
          Other operating expenses.....................................          .7             .5           .9
                                                                             ------          -----        -----

              Total expenses...........................................        16.9           27.9         20.6
                                                                             ------          -----        -----

              Income (loss) before net realized investment losses
                and income taxes.......................................         7.2            9.2          4.9

          Net realized investment losses...............................       (24.9)           (.4)         (.3)
                                                                             ------          -----        -----

       Income (loss) before income taxes...............................      $(17.7)         $ 8.8        $ 4.6
                                                                             ======          =====        =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     18. SUBSEQUENT EVENTS

     The following significant events occurred after December 31, 2008.

     Amendment to our Second Amended Credit Facility

     On March 30, 2009, we completed an amendment to our Second Amended Credit Facility, which provides for, among other things: (i) additional margins between our current financial status and certain financial covenant requirements through June 30, 2010; (ii) higher interest rates and the payment of a fee; (iii) new restrictions on the ability of the Company to incur additional indebtedness; and
(iv) the ability of the lender to appoint a financial advisor at the Company's expense.

     The following summarizes the changes to the financial covenant requirements:

                                   Covenant under the
                                     Second Amended                                          Pro Forma margin for
                                   Credit Facility as                 Balance or           adverse development from
                                       amended on                     ratio as of              December 31, 2008
                                     March 30, 2009               December 31, 2008               levels (a)
                                     --------------               -----------------               ------
Aggregate risk-based
    capital ratio...........    Greater than or equal to                  255%            Reduction to statutory capital
                                200% from March 31, 2009                                  and surplus of approximately
                                through June 30, 2010 and                                 $290 million, or an increase
                                thereafter, greater than 250%                             to the risk-based capital of
                                (the same ratio required by                               approximately $145 million.
                                the facility prior to the
                                amendment).

Combined statutory
    capital and surplus.....    Greater than $1,100 million             $1,366            Reduction to combined
                                from March 31, 2009 through                               statutory capital and surplus
                                June 30, 2010 and thereafter,                             of approximately $265 million.
                                $1,270 (the same amount
                                required by the facility prior
                                to the amendment).

Debt to total capitalization
    ratio...................    Not more than 32.5% from                  28%             Reduction to shareholders'
                                March 31, 2009 through                                    equity of approximately $615
                                June 30, 2010 and thereafter,                             million or additional debt of
                                not more than 30% (the same                               $295 million.
                                ratio required by the facility
                                prior to the amendment).

Interest coverage ratio.....    Greater than or equal to 1.50          2.35 to 1          Reduction in cash flows to
                                to 1 for rolling four quarters                            the holding company of
                                from March 31, 2009 through                               approximately $45 million.
                                June 30, 2010 and thereafter,
                                2.00 to 1 (the same ratio
                                required by the facility prior
                                to the amendment).

------------
     (a) Calculated as if the amendments made to the financial covenants on March 30, 2009 (applicable to the period March 31, 2009 through June 30, 2010) were effective on December 31, 2008.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Pursuant to its amended terms, the applicable interest rate on the Second Amended Credit Facility (based on either a Eurodollar or base rate) has increased. The Eurodollar rate is now equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate). The base rate is now equal to 2.5 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. In addition, the amended agreement requires the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Second Amended Credit Facility, which fee will be added to the principal balance outstanding and will be payable at the maturity of the facility. This 1 percent fee will be reported as non-cash interest expense.

     The modifications to the Second Amended Credit Facility also place new restrictions on the ability of the Company to incur additional indebtedness. The amendment: (i) deleted the provision that allowed the Company to borrow up to an additional $330 million under the Second Amended Credit Facility (the lenders under the facility having had no obligation to lend any amount under that provision); (ii) reduced the amount of secured indebtedness that the Company can incur from $75 million to $2.5 million; and (iii) limited the ability of the Company to incur additional unsecured indebtedness, except as provided below, to $25 million, and eliminated the provision that would have allowed the Company to incur additional unsecured indebtedness to the extent that principal payments were made on existing unsecured indebtedness.

     The Company is permitted to issue unsecured indebtedness that is used solely to pay the holders of the Debentures, provided that such indebtedness shall: (i) have a maturity date that is no earlier than October 10, 2014; (ii) contain covenants and events of default that are no more restrictive than those in the Second Amended Credit Facility; (iii) not contain any covenants or events of default based on maintenance of the Company's financial condition; (iv) not amortize; and (v) not have a put date or otherwise be callable prior to April 10, 2014, and provided that the amount of such unsecured indebtedness incurred under this provision shall not exceed the $293 million of Debentures outstanding on March 30, 2009; and provided further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding Debentures, shall not exceed twice the amount of cash interest currently payable on the outstanding Debentures.

     The amendment prohibits the Company from redeeming or purchasing the Debentures with cash from sources other than those described in the previous paragraph. The amendment permits the Company to amend, modify or refinance the Convertible Indebtedness so long as such new indebtedness complies with the restrictions set forth in the previous paragraph.

     In addition, pursuant to the terms of the amended debt agreement, the lenders have the right to appoint a steering committee which has the right to appoint a financial advisor at the Company's expense to, among other things, review financial projections and other financial information prepared by or on behalf of the Company, perform valuations of the assets of the Company and take other actions as are customary or reasonable for an advisor acting in such capacity.

     Pursuant to GAAP, the amendment to the Second Amended Credit Facility is required to be accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the effects of the modifications will be accounted for prospectively from March 31, 2009, and we will not change the $911.8 million carrying amount of the Second Amended Credit Facility as a result of the modifications. However, the estimated $9.0 million of fees incurred in conjunction with the modifications of the facility will be expensed in the first quarter of 2009.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               ------------------

     Ratings changes

     A.M. Best, Moody's and S&P recently downgraded the financial strength ratings of our primary insurance subsidiaries as summarized below:

            Rating agency           Date of change          Previous rating         New rating            Outlook
            -------------           --------------          ---------------         ----------            -------
             A.M. Best               March 4, 2009                B+                    B              Under review
                                                                                                       with negative
                                                                                                       implications

             Moody's                 March 3, 2009                Ba1                   Ba2            Negative

             S&P                     February 26, 2009            BB+                   BB-            Negative

     On March 2, 2009, S&P placed the financial strength ratings of our primary insurance subsidiaries on credit watch with negative implications. A rating on credit watch with negative implications highlights the potential direction of a rating focusing on identifiable events and short-term trends that cause ratings to be placed under special surveillance by S&P. A "negative" designation means that a rating may be lowered.

     Approval of dividends and surplus debenture interest payments

     On March 30, 2009, the Texas Department of Insurance approved the payment of $25 million of extraordinary dividends from Conseco Life Insurance Company of Texas to CDOC. In addition, on March 13, 2009, the March 31, 2009 surplus debenture interest payments from Conseco Life Insurance Company of Texas to CDOC totaling approximately $10 million were approved for payment by the Texas Department of Insurance on or after March 31, 2009 and the June 30, 2009 surplus debenture interest payments totaling approximately $11 million were approved for payment on or after June 30, 2009.

     Approval of Permitted Practices

     In February 2009, we requested and obtained approval of a statutory permitted accounting practice as of December 31, 2008 for our insurance subsidiaries domiciled in Illinois and Indiana. The permitted practice modifies the accounting for deferred income taxes by increasing the realization period for deferred tax assets from within one year to within three years of the balance sheet date and increasing the asset recognition limit from 10 percent to 15 percent of adjusted capital and surplus as shown in the most recently filed statutory financial statements. The impact of the permitted practice was to increase the statutory consolidated capital and surplus of our insurance subsidiaries by $61.9 million as of December 31, 2008. In addition, the consolidated risk-based capital ratio increased by 11 percentage points and, as a result, the Company did not need to take additional actions in order to meet the risk-based capital financial covenant requirement at December 31, 2008. The benefit of this permitted practice may not be considered by our insurance subsidiaries when determining surplus available for dividends.

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

     During the evaluation of disclosure controls and procedures as of December 31, 2006, conducted during the preparation of Conseco's financial statements to be included in the Annual Report on Form 10-K for the year ended December 31, 2006, a material weakness in internal control was identified relating to the actuarial reporting process and the design of controls to ensure the completeness and accuracy of certain inforce policies. As a result, Conseco's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, Conseco's disclosure controls and procedures were not effective.

     These control deficiencies resulted in the misstatement of our insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date and related disclosures in the consolidated financial statements, and in the restatement of our consolidated financial statements for 2006 and 2005, each of the quarters of 2006 and the first three quarters of 2007. Consequently, Conseco's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, Conseco's disclosure controls and procedures were not effective.

     Remediation efforts to enhance controls over the actuarial reporting process continued in 2008 under the direction of the Chief Financial Officer. The status of the remediation efforts was regularly reviewed with management and the Company's Audit and Enterprise Risk Committee of the Board of Directors. This committee was advised of issues encountered and key decisions reached by management relating to the remediation efforts. Control deficiencies in the actuarial reporting process related to the design of controls over the completeness and accuracy of certain inforce policies in our Bankers Life and Other Business in Run-off segment (currently classified as discontinued operations) were remediated, and the new controls were determined to be effective.

     However, a material weakness relating to the actuarial reporting process in our Conseco Insurance Group segment continued to exist as of December 31, 2008. As a result, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, Conseco's disclosure controls and procedures were not effective.

     Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Conseco's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

     A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Conseco's management has concluded that, as of December 31, 2008, the following material weakness relating to the controls over the actuarial reporting process existed:

     Conseco did not maintain effective controls over the accounting and disclosure of insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date. Specifically, the design of controls over the actuarial reporting process to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group segment was not effective. These control deficiencies resulted in an audit adjustment to Conseco's consolidated financial statements during the fourth quarter of 2008. Additionally, these control deficiencies could result in a material misstatement of the aforementioned accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, Conseco's management has determined that these control deficiencies constitute a material weakness. Because of this material weakness, management concluded that Conseco did not maintain effective internal controls over financial reporting as of December 31, 2008 based on criteria in the Internal Control - Integrated Framework - issued by COSO.

     The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Remediation Efforts. Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process. Significant improvements have been made to the actuarial reporting internal control environment and the control deficiencies in our Bankers Life and our former Other Business in Run-off segment were remediated in 2008. Nonetheless, the material weakness related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group continued to exist as of December 31, 2008. Conseco's management continues to assign the highest priority to Conseco's remediation efforts, with the goal of remediating the material weakness by the end of 2009. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation. Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential. The most significant remaining weaknesses to be addressed by our remediation efforts relates to the flow of information from the administrative systems to the actuarial processes for specified disease policies in our Conseco Insurance Group segment. Correcting these weaknesses will allow Conseco to reduce its reliance on manual controls and procedures. Conseco intends to continue to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term. Conseco recognizes that further investment is needed to improve the actuarial reporting processes and is committed to making the investments for these improvements.

     Changes to Internal Control Over Financial Reporting. Other than described above under the title Remediation Efforts, there were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Conseco's internal control over financial reporting.

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

                                     PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    (a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 110 for a list of financial statements included in this Report.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2009.

                                  CONSECO, INC.

                                  By:   /s/ C. James Prieur
                                       --------------------
                                       C. James Prieur
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                        Title (Capacity)                                Date
---------                                        ----------------                                ----

/s / C. JAMES PRIEUR                             Director and Chief Executive Officer            March 31, 2009
------------------------------------             (Principal Executive Officer)
C. James Prieur

/s / EDWARD J. BONACH                            Executive Vice President                        March 31, 2009
------------------------------------             and Chief Financial Officer
Edward J. Bonach                                 (Principal Financial Officer)


/s / JOHN R. KLINE                               Senior Vice President                           March 31, 2009
------------------------------------             and Chief Accounting Officer
John R. Kline                                    (Principal Accounting Officer)


/s / R. GLENN HILLIARD                           Director                                        March 31, 2009
------------------------------------
R. Glenn Hilliard

/s / NEAL SCHNEIDER                              Director                                        March 31, 2009
------------------------------------
Neal Schneider

/s / PHILIP R. ROBERTS                           Director                                        March 31, 2009
------------------------------------
Philip R. Roberts

/s / JOHN G. TURNER                              Director                                        March 31, 2009
------------------------------------
John G. Turner

/s / MICHAEL T. TOKARZ                           Director                                        March 31, 2009
------------------------------------
Michael T. Tokarz

/s / MICHAEL S. SHANNON                          Director                                        March 31, 2009
------------------------------------
Michael S. Shannon

/s / DEBRA J. PERRY                              Director                                        March 31, 2009
------------------------------------
Debra J. Perry

/s / DONNA A. JAMES                              Director                                        March 31, 2009
------------------------------------
Donna A. James

/s / DOREEN A. WRIGHT                            Director                                        March 31, 2009
------------------------------------
Doreen A. Wright

             Report of Independent Registered Public Accounting Firm
                        on Financial Statement Schedules



To the Shareholders and Board of Directors
Conseco, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of Conseco, Inc. and subsidiaries referred to in our report dated March 31, 2009 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 18 to the consolidated financial statements, certain events occurred subsequent to December 31, 2008, which include an amendment to the Company's Second Amended Credit Facility, certain rating agency downgrades and the obtainment of certain insurance regulatory agency approvals.


/s/ PricewaterhouseCoopers LLP
------------------------------

Indianapolis, Indiana
March 31, 2009

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)
                                  Balance Sheet
                        as of December 31, 2008 and 2007
                              (Dollars in millions)

                                     ASSETS

                                                                                                 2008             2007
                                                                                                 ----             ----
Cash and cash equivalents - unrestricted..................................................    $    56.5         $   84.3
Cash and cash equivalents - restricted....................................................          -                1.9
Other invested assets.....................................................................           .1               .2
Investment in wholly-owned subsidiaries (eliminated in consolidation).....................      3,261.6          5,596.9
Receivable from subsidiaries (eliminated in consolidation)................................           .8              6.6
Income tax assets, net....................................................................          -                2.2
Other assets..............................................................................         23.5             36.4
                                                                                              ---------         --------

          Total assets....................................................................    $ 3,342.5         $5,728.5
                                                                                              =========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable.........................................................................    $ 1,328.7         $1,193.7
    Payable to subsidiaries (eliminated in consolidation).................................        261.0            241.5
    Income tax liabilities, net...........................................................         69.8              -
    Other liabilities.....................................................................         63.8             57.4
                                                                                              ---------         --------

          Total liabilities...............................................................      1,723.3          1,492.6
                                                                                              ---------         --------


Commitments and Contingencies

Shareholders' equity:
    Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding:  2008 - 184,753,758;
       2007 - 184,652,017) ...............................................................      4,077.9          4,070.5
    Accumulated other comprehensive loss..................................................     (1,770.7)          (273.3)
    Retained earnings (accumulated deficit)...............................................       (688.0)           438.7
                                                                                              ---------         --------

          Total shareholders' equity......................................................      1,619.2          4,235.9
                                                                                              ---------         --------

          Total liabilities and shareholders' equity......................................    $ 3,342.5         $5,728.5
                                                                                              =========         ========




                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II
         Condensed Financial Information of Registrant (Parent Company)
                             Statement of Operations
              for the years ended December 31, 2008, 2007 and 2006
                              (Dollars in millions)

                                                                               2008           2007            2006
                                                                               ----           ----            ----
Revenues:
   Net investment income.................................................  $     2.3         $   3.6          $  1.9
   Net realized investment losses........................................      (25.9)            -               -
   Fee and interest income from subsidiaries (eliminated in
     consolidation)......................................................         .7             3.1              .7
                                                                           ---------         -------          ------

       Total revenues....................................................      (22.9)            6.7             2.6
                                                                           ---------         -------          ------

Expenses:
   Interest expense on notes payable.....................................       59.2            72.3            52.9
   Intercompany expenses (eliminated in consolidation)...................        8.3            15.8            15.2
   Costs related to a litigation settlement..............................        -              32.2             8.9
   Operating costs and expenses..........................................       34.2            41.2            35.6
   (Gain) loss on extinguishment of debt.................................      (21.2)            -                .7
                                                                           ---------         -------          ------

       Total expenses....................................................       80.5           161.5           113.3
                                                                           ---------         -------          ------

       Loss before income taxes and equity in
       undistributed earnings of subsidiaries............................     (103.4)         (154.8)         (110.7)

Income tax expense (benefit):
   Income tax benefit on period income...................................      (36.0)          (62.1)          (41.7)
   Valuation allowance for deferred tax assets...........................       54.1             -               -
                                                                           ---------         -------          ------

       Loss before equity in undistributed
         earnings of subsidiaries and discontinued operations............     (121.5)          (92.7)          (69.0)

Equity in undistributed earnings of subsidiaries
   (eliminated in consolidation).........................................     (282.5)           18.7           174.7
                                                                           ---------         -------          ------

Income (loss) before discontinued operations.............................     (404.0)          (74.0)          105.7
Discontinued operations, net of income taxes:
   Parent company........................................................     (166.3)            -               -
   Subsidiary............................................................     (556.4)         (105.9)             .3
                                                                           ---------         -------          ------

       Net income (loss).................................................   (1,126.7)         (179.9)          106.0

Preferred stock dividends................................................      -                14.1            38.0
                                                                           ---------         -------          ------


       Income (loss) applicable to common stock..........................  $(1,126.7)        $(194.0)         $ 68.0
                                                                           =========         =======          ======







                   The accompanying notes are an integral part
                     of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                             Statement of Cash Flows
              for the years ended December 31, 2008, 2007 and 2006
                              (Dollars in millions)

                                                                               2008           2007              2006
                                                                               ----           ----              ----
Cash flows used by operating activities.....................................   $(97.4)      $(126.6)           $(39.4)
                                                                               ------       -------            ------

Cash flows from investing activities:
   Sales of investments.....................................................     13.9           -                 -
   Purchases of investments.................................................    (39.8)          -                 -
   Investments and advances to consolidated subsidiaries*...................    (24.0)        (86.0)               .4
   Change in restricted cash................................................      1.9          (1.8)              1.9
                                                                               ------       -------            ------

         Net cash used by investing activities..............................    (48.0)        (87.8)              2.3
                                                                               ------       -------            ------

Cash flows from financing activities:
   Issuance of notes payable, net...........................................     75.0         200.0             196.7
   Issuance of common stock.................................................      -             3.4               1.0
   Payments to repurchase common stock......................................      -           (87.2)              -
   Payments on notes payable................................................    (44.0)         (7.8)            (48.0)
   Issuance of notes payable to affiliates*.................................    148.0         223.8             324.9
   Payments on notes payable to affiliates*.................................    (61.4)       (110.3)           (393.1)
   Dividends paid on preferred stock........................................       -          (19.0)            (38.0)
                                                                               ------       -------            ------

         Net cash provided by financing activities..........................    117.6         202.9              43.5
                                                                               ------       -------            ------

         Net increase (decrease) in cash and cash
           equivalents......................................................    (27.8)        (11.5)              6.4

   Cash and cash equivalents, beginning of the year.........................     84.3          95.8              89.4
                                                                               ------       -------            ------

   Cash and cash equivalents, end of the year...............................   $ 56.5       $  84.3            $ 95.8
                                                                               ======       =======            ======

     *  Eliminated in consolidation


















                   The accompanying notes are an integral part
                    of the condensed financial information.

                         CONSECO, INC. AND SUBSIDIARIES
                                   SCHEDULE II

                    Notes to Condensed Financial Information

1. Basis of Presentation

     The condensed financial information should be read in conjunction with the consolidated financial statements of Conseco, Inc. The condensed financial information includes the accounts and activity of the parent company. We have reclassified certain amounts in our 2007 and 2006 consolidated financial statements and notes to conform with the 2008 presentation.

                         CONSECO, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance
              for the years ended December 31, 2008, 2007 and 2006
                              (Dollars in millions)

                                                                               2008           2007           2006
                                                                               ----           ----           ----
Life insurance inforce:
   Direct................................................................    $65,271.1      $67,831.1       $69,674.2
   Assumed...............................................................      1,129.8          873.5           860.5
   Ceded.................................................................    (13,805.9)     (14,717.2)      (16,583.4)
                                                                             ---------      ---------       ---------

         Net insurance inforce...........................................    $52,595.0      $53,987.4       $53,951.3
                                                                             =========      =========       =========

         Percentage of assumed to net....................................          2.1%           1.6%            1.6%
                                                                                   ===            ===             ===


                                                                               2008           2007            2006
                                                                               ----           ----            ----
Insurance policy income:
   Direct................................................................     $2,438.0       $2,445.9        $2,444.1
   Assumed...............................................................        641.0          307.8           115.1
   Ceded.................................................................       (164.0)        (202.4)         (212.4)
                                                                              --------       --------        --------

         Net premiums....................................................     $2,915.0       $2,551.3        $2,346.8
                                                                              ========       ========        ========

         Percentage of assumed to net....................................         22.0%          12.1%            4.9%
                                                                                  ====           ====             ===

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

3.1 Amended and Restated Certificate of Incorporation of Conseco, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.2       Amended and Restated Bylaws of Conseco, Inc. dated as of February 17,
          2009, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 23, 2009.

4.1 Section 382 Rights Agreement, dated as of January 20, 2009, between the Corporation and American Stock Transfer & Trust Company, LLC, as
          Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to
          Exhibit 4.1 of our Current Report on Form 8-K filed January 20, 2009.

4.4 Indenture dated as of August 15, 2005 for 3.50% Convertible Debentures due September 30, 2035 between Conseco, Inc. and The Bank of New York
          Trust Company, N.A., as Trustee, incorporated by reference to Exhibit
          4.4 of our Current Report on Form 8-K filed August 16, 2005.

10.1      Second Amended and Restated Credit Agreement dated as of October 10,
          2006 among Conseco, Inc., Bank of America, N.A., as Agent, J.P. Morgan
          Chase Bank, N.A., as Syndication Agent, and other parties, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 11, 2006, Amendment No. 1 thereto dated as of
          June 12, 2007, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 15, 2007 and Amendment No. 2 thereto dated March 30, 2009, incorporated by reference to Exhibit
          10.1 of our Current Report on Form 8-K filed March 31, 2009.

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

10.12 Amended and Restated Employment Agreement dated as of October 6, 2006 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed
          October 12, 2006, as amended by Amendment dated as of October 14, 2008 filed herewith.

10.13     Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

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

Exhibit
  No.                              Description
  ---                              -----------
10.16     Form of Indemnification Agreement among Conseco, Inc., CDOC, Inc.,
          Conseco Services, LLC and each director of Conseco, Inc.

10.18 Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

10.20     Conseco, Inc. Pay for Performance Incentive Plan, as amended.

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

10.26     Amended and Restated Employment Agreement dated as of February 27,
          2008 between Conseco Services, LLC and Russell M. Bostick, incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.27     Employment Agreement dated as of September 8, 2005 between Conseco
          Services, LLC and Christopher J. Nickele, incorporated by reference to
          Exhibit 10.27 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.28     Employment Agreement dated as of October 1, 2008 between Conseco
          Services, LLC and Scott R. Perry.

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

Exhibit
  No.                              Description
  ---                              -----------
10.35     Employment Agreement effective as of December 10, 2007 between Conseco
          Services, LLC and Dan R. Bardin, incorporated by reference to Exhibit
          10.35 of our Annual Report on Form 10-K for the year ended December
          31, 2007.

10.36     Employment Agreement dated as of May 27, 2008 between Conseco
          Services, LLC and Steven M. Stecher, incorporated by reference to
          Exhibit 10.36 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.37     Form A Statement Regarding the Acquisition of Control of Conseco
          Senior Health Insurance Company, including the Transfer Agreement dated as of August 11, 2008 by and among the Corporation, CDOC, Inc.
          and Senior Health Care Transition Trust, incorporated by reference to
          Exhibit 10.37 of our Current Report on Form 8-K filed August 11, 2008.

10.38     Employment Agreement dated as of June 11, 2008 between Conseco
          Services, LLC and Matthew J. Zimpfer, incorporated by reference to
          Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

10.12 Amended and Restated Employment Agreement dated as of October 6, 2006 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed
          October 12, 2006, as amended by Amendment dated as of October 14, 2008 filed herewith.

10.13     Conseco, Inc. 2003 Amended and Restated Long-Term Incentive Plan.

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

Exhibit
  No.                              Description
  ---                              -----------
10.20     Conseco, Inc. Pay for Performance Incentive Plan, as amended.

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

10.26     Amended and Restated Employment Agreement dated as of February 27,
          2008 between Conseco Services, LLC and Russell M. Bostick, incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.27     Employment Agreement dated as of September 8, 2005 between Conseco
          Services, LLC and Christopher J. Nickele, incorporated by reference to
          Exhibit 10.27 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.28     Employment Agreement dated as of October 1, 2008 between Conseco
          Services, LLC and Scott R. Perry.

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

10.35     Employment Agreement effective December 10, 2007 between Conseco
          Services, LLC and Dan R. Bardin, incorporated by reference to Exhibit
          10.35 of our Annual Report on Form 10-K for the year ended December
          31, 2007.

10.36     Employment Agreement dated as of May 27, 2008 between Conseco
          Services, LLC and Steven M. Stecher, incorporated by reference to
          Exhibit 10.36 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.38     Employment Agreement dated as of June 11, 2008 between Conseco
          Services, LLC and Matthew J. Zimpfer, incorporated by reference to
          Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.