Form 10-Q
period 2009-03-31
CONSECO INC
filed 2009-05-13
CIK 1224608

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

                  For the quarterly period ended March 31, 2009

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



      Shares of common stock outstanding as of April 27, 2009: 184,758,758

===============================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                     Page
                                                                                                                    ----
Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008..................................    3
           Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008................    5
           Consolidated Statement of Shareholders' Equity for the three months ended
              March 31, 2009 and 2008.............................................................................    6
           Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008................    7
           Notes to Consolidated Financial Statements.............................................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

           Cautionary Statement Regarding Forward-Looking Statements..............................................   47
           Overview...............................................................................................   48
           Critical Accounting Policies...........................................................................   49
           Results of Operations..................................................................................   49
           Premium Collections....................................................................................   64
           Liquidity and Capital Resources........................................................................   68
           Investments............................................................................................   81
           Investment in Variable Interest Entity.................................................................   89
           Results of Discontinued Operations.....................................................................   91
           New Accounting Standards...............................................................................   93

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ............................................   93

Item 4.    Controls and Procedures................................................................................   93

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings......................................................................................   95

Item 1A.   Risk Factors...........................................................................................   95

Item 5.    Other Information......................................................................................   95

Item 6.    Exhibits...............................................................................................   95

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (unaudited)

                                     ASSETS

                                                                                              March 31,         December 31,
                                                                                                2009               2008
                                                                                                ----               ----
                                                                                                               (as adjusted)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     March 31, 2009 - $18,538.0; December 31, 2008 - $18,276.3)...........................    $15,396.8         $15,277.0
   Equity securities at fair value (cost: March 31, 2009 - $30.7;
     December 31, 2008 - $31.0)...........................................................         32.5              32.4
   Mortgage loans.........................................................................      2,140.5           2,159.4
   Policy loans...........................................................................        361.3             363.5
   Trading securities.....................................................................        280.3             326.5
   Securities lending collateral..........................................................        243.9             393.7
   Other invested assets .................................................................        101.6              95.0
                                                                                              ---------         ---------

       Total investments..................................................................     18,556.9          18,647.5


Cash and cash equivalents - unrestricted..................................................        769.6             894.5
Cash and cash equivalents - restricted....................................................          4.5               4.8
Accrued investment income.................................................................        312.5             298.7
Value of policies inforce at the Effective Date...........................................      1,425.5           1,477.8
Cost of policies produced.................................................................      1,874.5           1,812.6
Reinsurance receivables...................................................................      3,155.3           3,284.8
Income tax assets, net....................................................................      2,068.6           2,047.7
Assets held in separate accounts..........................................................         17.0              18.2
Other assets..........................................................................            322.9             276.7
                                                                                              ---------         ---------

       Total assets.......................................................................    $28,507.3         $28,763.3
                                                                                              =========         =========

                            (continued on next page)







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)
                                   (unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 March 31,      December 31,
                                                                                                   2009            2008
                                                                                                   ----            ----
                                                                                                               (as adjusted)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $13,215.3       $13,332.8
     Traditional products...................................................................      9,864.3         9,828.7
     Claims payable and other policyholder funds............................................        987.8         1,008.4
     Liabilities related to separate accounts...............................................         17.0            18.2
   Other liabilities........................................................................        506.5           457.4
   Investment borrowings....................................................................        758.3           767.5
   Securities lending payable...............................................................        256.4           408.8
   Notes payable - direct corporate obligations.............................................      1,310.5         1,311.5
                                                                                                ---------       ---------

         Total liabilities..................................................................     26,916.1        27,133.3
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: March 31, 2009 - 184,758,758; December 31, 2008 - 184,753,758)........          1.9             1.9
   Additional paid-in capital...............................................................      4,105.6         4,104.0
   Accumulated other comprehensive loss.....................................................     (1,840.5)       (1,770.7)
   Accumulated deficit......................................................................       (675.8)         (705.2)
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      1,591.2         1,630.0
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $28,507.3       $28,763.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                    ------------------
                                                                                                    2009          2008
                                                                                                    ----          ----
                                                                                                             (as adjusted)
Revenues:
   Insurance policy income...................................................................     $  782.8      $  785.1
   Net investment income (loss):
     General account assets..................................................................        308.6         310.0
     Policyholder and reinsurer accounts and other
       special-purpose portfolios............................................................        (18.0)        (26.0)
   Realized investment gains (losses):
     Net realized investment gains (losses), excluding impairment losses.....................         85.1          (4.3)
     Other-than-temporary impairment losses:
       Total other-than-temporary impairment losses..........................................       (108.1)        (41.3)
       Other-than-temporary impairment losses recognized in other comprehensive loss.........         16.1           -
                                                                                                  --------      --------
     Net impairment losses recognized........................................................        (92.0)        (41.3)
                                                                                                  --------      --------
   Total realized gains (losses).............................................................         (6.9)        (45.6)
                                                                                                  --------      --------
   Fee revenue and other income..............................................................          3.0           4.0
                                                                                                  --------      --------

       Total revenues........................................................................      1,069.5       1,027.5
                                                                                                  --------      --------

Benefits and expenses:
   Insurance policy benefits.................................................................        753.5         767.7
   Interest expense..........................................................................         23.2          30.8
   Amortization..............................................................................        120.8         109.8
   Expenses related to debt modification.....................................................          9.5           -
   Other operating costs and expenses........................................................        120.3         131.1
                                                                                                  --------      --------

       Total benefits and expenses...........................................................      1,027.3       1,039.4
                                                                                                  --------      --------

       Income (loss) before income taxes and discontinued operations.........................         42.2         (11.9)

Income tax expense (benefit):
   Tax expense (benefit) on period income....................................................         15.3          (4.2)
   Valuation allowance for deferred tax assets...............................................          2.4           -
                                                                                                  --------      --------

       Income (loss) before discontinued operations..........................................         24.5          (7.7)

Discontinued operations, net of income taxes.................................................          -              .5
                                                                                                  --------      --------

       Net income (loss).....................................................................     $   24.5      $   (7.2)
                                                                                                  ========      ========

Earnings (loss) per common share:
     Basic:
       Weighted average shares outstanding...................................................  184,754,000   184,653,000
                                                                                               ===========   ===========

       Income (loss) before discontinued operations..........................................         $.13         $(.04)
       Discontinued operations...............................................................          -             -
                                                                                                      ----         ----

         Net income (loss)...................................................................         $.13         $(.04)
                                                                                                      ====         =====

     Diluted:
       Weighted average shares outstanding...................................................  184,756,000   184,653,000
                                                                                               ===========   ===========

       Income (loss) before discontinued operations..........................................         $.13         $(.04)
       Discontinued operations...............................................................          -             -
                                                                                                      ----         -----

         Net income (loss)...................................................................         $.13         $(.04)
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

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                                                     Retained
                                                                Common stock    Accumulated other    earnings
                                                               and additional     comprehensive    (accumulated
                                                               paid-in capital        loss           deficit)      Total
                                                               ---------------        ----           --------      -----
Balance, December 31, 2007 (as originally reported)...........    $4,070.5        $  (273.3)        $ 438.7      $4,235.9

   Cumulative effect of accounting change (adoption of
     FSP APB 14-1)............................................        28.0              -             (11.6)         16.4
                                                                  --------        ---------         -------      --------

Balance, December 31, 2007 (as adjusted)......................     4,098.5           (273.3)          427.1       4,252.3

   Comprehensive loss, net of tax:
     Net loss.................................................         -                -              (7.2)         (7.2)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $163.5).....................................         -             (292.3)            -          (292.3)
                                                                                                                 --------

         Total comprehensive loss.............................                                                     (299.5)

   Stock option and restricted stock plans....................         1.9              -               -             1.9
                                                                  --------        ---------         -------      --------

Balance, March 31, 2008 (as adjusted).........................    $4,100.4        $  (565.6)        $ 419.9      $3,954.7
                                                                  ========        =========         =======      ========

Balance, December 31, 2008 (as originally reported)...........    $4,077.9        $(1,770.7)        $(688.0)     $1,619.2

   Cumulative effect of accounting change (adoption of
     FSP APB 14-1)............................................        28.0              -             (17.2)         10.8
                                                                  --------        ---------         -------      --------

Balance, December 31, 2008 (as adjusted)......................     4,105.9         (1,770.7)         (705.2)      1,630.0

   Comprehensive loss, net of tax:
     Net income...............................................         -                -              24.5          24.5
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $31.6)......................................         -              (56.2)            -           (56.2)
     Noncredit component of impairment losses on actively
       managed fixed maturities (net of applicable income tax
       benefit of $4.7).......................................         -               (8.7)            -            (8.7)
                                                                                                                 --------

         Total comprehensive loss.............................                                                      (40.4)

   Stock option and restricted stock plans....................         1.6              -               -             1.6
   Effect of reclassifying noncredit component of previously
     recognized impairment losses on actively managed
     fixed maturities (net of applicable income tax benefit
     of $2.6).................................................         -               (4.9)            4.9           -
                                                                  --------        ---------         -------      --------

Balance, March 31, 2009.......................................    $4,107.5        $(1,840.5)        $(675.8)     $1,591.2
                                                                  ========        =========         =======      ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 2009              2008
                                                                                                 ----              ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $   688.1          $   764.4
   Net investment income.................................................................        279.1              331.7
   Fee revenue and other income..........................................................          3.0                4.0
   Net sales of trading securities.......................................................         40.8              306.3
   Insurance policy benefits.............................................................       (617.2)            (652.6)
   Interest expense......................................................................        (22.4)             (31.4)
   Policy acquisition costs..............................................................       (105.8)            (123.3)
   Other operating costs.................................................................        (99.9)            (140.3)
   Expenses related to debt modification.................................................         (9.2)               -
   Taxes.................................................................................         (2.3)               (.1)
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        154.2              458.7
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      2,615.2            1,866.6
   Maturities and redemptions of investments.............................................        117.4              411.2
   Purchases of investments..............................................................     (2,964.1)          (2,515.8)
   Change in restricted cash.............................................................           .3              (15.4)
   Change in cash held by discontinued operations........................................          -                  1.2
   Other.................................................................................         (8.1)              (7.9)
                                                                                             ---------          ---------

     Net cash used by investing activities ..............................................       (239.3)            (260.1)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Payments on notes payable.............................................................         (3.4)              (2.1)
   Amounts received for deposit products.................................................        454.1              402.5
   Withdrawals from deposit products.....................................................       (481.3)            (390.8)
   Investment borrowings.................................................................         (9.2)             (64.7)
                                                                                             ---------          ---------

       Net cash used by financing activities.............................................        (39.8)             (55.1)
                                                                                             ---------          ---------

       Net increase (decrease) in cash and cash equivalents..............................       (124.9)             143.5

Cash and cash equivalents, beginning of period...........................................        894.5              361.9
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   769.6          $   505.4
                                                                                             =========          =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The following notes should be read together with the notes to the consolidated financial statements included in the 2008 Form 10-K of Conseco, Inc.

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

     As a result of the Transfer, Senior Health's long-term care business is presented as a discontinued operation in prior periods. The operating results from the discontinued operations are as follows (dollars in millions):

                                                                                        Three months ended
                                                                                          March 31, 2008
                                                                                          --------------
       Revenues:
          Insurance policy income.........................................................     $ 66.1
          Net investment income...........................................................       43.7
          Net realized investment gains...................................................        2.0
                                                                                               ------

             Total revenues...............................................................      111.8
                                                                                               ------

       Benefits and expenses:
          Insurance policy benefits.......................................................       90.1
          Amortization....................................................................        5.3
          Other operating costs and expenses..............................................       15.7
                                                                                               ------

             Total benefits and expenses..................................................      111.1
                                                                                               ------

             Income before income taxes...................................................         .7

       Income tax expense on period income................................................         .2
                                                                                               ------

             Net income from discontinued operations......................................     $   .5
                                                                                               ======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary for a fair statement of our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We have reclassified certain amounts from the prior periods to conform to the 2009 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     The balance sheet at December 31, 2008, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements.

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

     OUT-OF-PERIOD ADJUSTMENTS

     During the first quarter of 2009, we corrected calculations affecting insurance policy income for certain life products and insurance policy benefits for certain annuity products for errors discovered during the quarter which decreased net income by $2.1 million in the first quarter of 2009. The impact of correcting these errors in prior years was not significant to any individual period. We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the current period, which is when they were corrected, as well as the periods in which they originated. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements.

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

     Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $280.3 million and $326.5 million at March 31, 2009 and December 31, 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

       Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of March 31, 2009 and December 31, 2008, were as follows (dollars in millions):

                                                                                         March 31,       December 31,
                                                                                           2009              2008
                                                                                           ----              ----
Net unrealized depreciation on actively managed fixed maturity securities
   on which an other-than-temporary impairment loss has been recognized.............    $   (25.3)       $     -
Net unrealized losses on all other investments......................................     (3,124.0)        (3,015.9)
Adjustment to value of policies inforce at the Effective Date.......................        110.5            111.0
Adjustment to cost of policies produced.............................................        179.9            154.8
Unrecognized net loss related to deferred compensation plan.........................         (7.9)            (8.0)
Deferred income tax asset...........................................................      1,026.3            987.4
                                                                                        ---------        ---------

     Accumulated other comprehensive loss...........................................    $(1,840.5)       $(1,770.7)
                                                                                        =========        =========

     EARNINGS PER SHARE

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
Income (loss) before discontinued operations.............................................       $24.5             $(7.7)
Discontinued operations..................................................................          -                 .5
                                                                                                -----             -----

     Net income (loss) for basic and diluted earnings per share..........................       $24.5             $(7.2)
                                                                                                =====             =====

   Shares:
     Weighted average shares outstanding for basic
       earnings per share................................................................     184,754           184,653
                                                                                              -------           -------
   Effect of dilutive securities on weighted
     average shares:
       Stock option and restricted stock plans...........................................           2               -
                                                                                              -------           -------

       Dilutive potential common shares..................................................           2               -
                                                                                              -------           -------

       Weighted average shares outstanding for diluted
         earnings per share..............................................................     184,756           184,653
                                                                                              =======           =======

     There were no dilutive common stock equivalents during the first three months of 2008 because of the net loss recognized by the Company during such period. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share, because doing so would have been antidilutive in such period (shares in thousands):

                                                                                                  Three months ended
                                                                                                     March 31, 2008
                                                                                                  ------------------
       Equivalent common shares that were antidilutive during the period:
           Stock option and restricted stock plans............................................               26
                                                                                                             ==

     As further discussed in the note to the consolidated financial statements entitled "Recently Issued Accounting Standards", the Financial Accounting Standards Board (the "FASB") issued FSP EITF 03-6-1 in May 2008 which is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 requires unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. Our adoption of FSP EITF 03-6-1 did not have a significant impact on our earnings per share calculations due to the immateriality of unvested restricted stock that are considered to be participating securities.

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the remaining $293.0 million principal amount of outstanding Debentures can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During the three months ended March 31, 2009 and 2008, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008.

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

     BUSINESS SEGMENTS

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance businesses. Prior to the fourth quarter of 2008, we had a fourth operating segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and
(ii) major medical insurance. As a result of the Transfer, as further discussed in the note entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of the long-term care business in the other business in run-off segment is presented as discontinued operations in our consolidated financial statements. Accordingly, we have restated prior period segment disclosures to conform to management's current view of the Company's operating segments.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     We measure segment performance for purposes of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing business and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses) depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Operating information by segment was as follows (dollars in millions):

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                   -------------------
                                                                                                   2009           2008
                                                                                                   ----           ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities.........................................................................   $   10.6      $   17.0
            Supplemental health...............................................................      410.9         412.4
            Life..............................................................................       42.2          43.6
            Other.............................................................................       27.8          24.0
       Net investment income (a)..............................................................      142.2         129.3
       Fee revenue and other income (a).......................................................        1.4           1.6
                                                                                                 --------      --------

                Total Bankers Life revenues...................................................      635.1         627.9
                                                                                                 --------      --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health...............................................................        1.9           2.2
            Life..............................................................................       45.0          41.9
            Other.............................................................................         .2            .3
       Net investment income (a)..............................................................        9.8           9.2
       Fee revenue and other income (a).......................................................         .2            .3
                                                                                                 --------      --------

                Total Colonial Penn revenues..................................................       57.1          53.9
                                                                                                 --------      --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities.........................................................................       12.9           2.7
            Supplemental health...............................................................      149.4         153.9
            Life..............................................................................       79.8          83.8
            Other.............................................................................        2.1           3.3
       Net investment income (a)..............................................................      134.3         136.1
       Fee revenue and other income (a).......................................................         .7            .8
                                                                                                 --------      --------

                Total Conseco Insurance Group revenues........................................      379.2         380.6
                                                                                                 --------      --------

    Corporate:
       Net investment income..................................................................        4.3           9.4
       Fee and other income...................................................................         .7           1.3
                                                                                                 ---------     --------

                Total corporate revenues......................................................        5.0          10.7
                                                                                                 --------      --------

                Total revenues................................................................    1,076.4       1,073.1
                                                                                                 --------      --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

                         (continued from previous page)

                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                  ----------------------
                                                                                                  2009              2008
                                                                                                  ----              ----
Expenses:
    Bankers Life:
       Insurance policy benefits.............................................................  $  467.2           $  479.7
       Amortization..........................................................................      75.6               75.0
       Other operating costs and expenses....................................................      47.6               44.1
                                                                                               --------           --------

            Total Bankers Life expenses......................................................     590.4              598.8
                                                                                               --------           --------

    Colonial Penn:
       Insurance policy benefits.............................................................      36.4               35.3
       Amortization..........................................................................       8.4                7.4
       Other operating costs and expenses....................................................       7.2                7.5
                                                                                               --------           --------

            Total Colonial Penn expenses.....................................................      52.0               50.2
                                                                                               --------           --------

    Conseco Insurance Group:
       Insurance policy benefits.............................................................     249.9              252.7
       Amortization..........................................................................      36.8               30.2
       Interest expense on investment borrowings.............................................       5.2                5.8
       Other operating costs and expenses....................................................      56.1               68.6
                                                                                               --------           --------

            Total Conseco Insurance Group expenses...........................................     348.0              357.3
                                                                                               --------           --------

    Corporate:
       Interest expense on corporate debt....................................................      13.7               18.5
       Interest expense on variable interest entity..........................................       4.3                6.5
       Expenses related to debt modification.................................................       9.5                -
       Other operating costs and expenses....................................................       9.4               10.9
                                                                                               --------           --------

            Total corporate expenses.........................................................      36.9               35.9
                                                                                               --------           --------

            Total expenses...................................................................   1,027.3            1,042.2
                                                                                               --------           --------

    Income (loss) before net realized investment losses (net of related amortization), income taxes and discontinued operations:
            Bankers Life.....................................................................      44.7               29.1
            Colonial Penn....................................................................       5.1                3.7
            Conseco Insurance Group..........................................................      31.2               23.3
            Corporate operations.............................................................     (31.9)             (25.2)
                                                                                               --------           --------

            Income (loss) before net realized investment losses (net of related
                amortization), income taxes and discontinued operations......................  $   49.1           $   30.9
                                                                                               ========           ========

-------------------
(a) It is not practicable to provide additional components of revenue by product or services.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                   ---------------------
                                                                                                   2009             2008
                                                                                                   ----             ----
Total segment revenues......................................................................     $1,076.4        $1,073.1
Net realized investment losses..............................................................         (6.9)          (45.6)
                                                                                                 --------        --------

    Consolidated revenues...................................................................     $1,069.5        $1,027.5
                                                                                                 ========        ========

Total segment expenses......................................................................     $1,027.3        $1,042.2
Amortization related to net realized investment losses......................................          -              (2.8)
                                                                                                 --------        --------

    Consolidated expenses...................................................................     $1,027.3        $1,039.4
                                                                                                 ========        ========

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, at the beginning of each policy anniversary date, a new index period begins. We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums. We typically buy call options or call spreads referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment losses related to equity-indexed products were $15.7 million and $34.4 million in the three months ended March 31, 2009 and 2008, respectively. These amounts were substantially offset by a corresponding release of insurance policy benefits. The estimated fair value of these options was $16.5 million and $17.6 million at March 31, 2009 and December 31, 2008, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). In accordance with these requirements, the expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives. The Company does not purchase options to hedge liabilities which may arise after the next policy anniversary date. The Company must value both the options and the related forward embedded options in the policies at fair value. These accounting requirements often create volatility in the earnings from these products. We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement. We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs") and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting SFAS 157. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $396.3 million at March 31, 2009 and $430.6 million at December 31, 2008. We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At March 31, 2009, substantially all of our counterparties were rated "A" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $7.7 million and $6.6 million at March 31, 2009 and December 31, 2008, respectively. The adoption of SFAS 157 had no impact on the valuation of these embedded derivatives. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives. However, differences will occur as corporate spreads change.

     REINSURANCE

     The cost of reinsurance ceded totaled $43.7 million and $37.6 million in the first three months of 2009 and 2008, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured in the event the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $126.7 million and $93.5 million in the first three months of 2009 and 2008, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $131.1 million and $127.4 million in the first three months of 2009 and 2008, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $122.6 million and $118.7 million in the first three months of 2009 and 2008, respectively. The increase in premiums assumed under these agreements in 2008 resulted from agreements whereby we are assuming: (i) a specified percentage of the Private-Fee-For-Service ("PFFS") business written by Coventry under a large group policy effective July 1, 2007 (which will be terminated on June 30, 2009); and (ii) a specified percentage of the PFFS business written by Coventry under another large group policy effective May 1, 2008 (which was terminated on December 31, 2008).

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     INCOME TAXES

     The components of income tax expense (benefit) were as follows (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2009            2008
                                                                                                 ----            ----
Current tax expense.......................................................................       $ 2.0           $  .6
Deferred tax provision....................................................................        13.3            (4.8)
                                                                                                 -----           -----

    Income tax expense (benefit) on period income.........................................        15.3            (4.2)

Valuation allowance.......................................................................         2.4             -
                                                                                                 -----           -----

    Total income tax expense (benefit)....................................................       $17.7           $(4.2)
                                                                                                 =====           =====

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                 --------------------
                                                                                                 2009            2008
                                                                                                 ----            ----
U.S. statutory corporate rate............................................................        35.0%           (35.0)%
Valuation allowance......................................................................         5.7              -
Other nondeductible expense (benefit)....................................................         -               11.7
State taxes..............................................................................         1.2            (13.9)
Provision for tax issues, tax credits and other..........................................         -                1.9
                                                                                                 ----            -----

         Effective tax rate..............................................................        41.9%           (35.3)%
                                                                                                 ====            =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            March 31,         December 31,
                                                                                              2009               2008
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................      $   826.8         $   840.7
       Non-life companies.............................................................          829.2             835.4
    Net state operating loss carryforwards............................................           19.9              20.3
    Tax credits.......................................................................           13.7              13.7
    Capital loss carryforwards........................................................          388.0             406.0
    Deductible temporary differences:
       Actively managed fixed maturities..............................................            4.2               -
       Insurance liabilities..........................................................          772.2             789.9
       Unrealized depreciation of investments.........................................        1,026.3             987.4
       Reserve for loss on loan guarantees............................................           68.1              68.2
       Other..........................................................................           34.2              25.1
                                                                                            ---------         ---------

         Gross deferred tax assets....................................................        3,982.6           3,986.7
                                                                                            ---------         ---------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................            -               (17.7)
       Value of policies inforce at the Effective Date and cost of policies produced..         (729.7)           (739.1)
                                                                                            ---------         ---------

         Gross deferred tax liabilities...............................................         (729.7)           (756.8)
                                                                                            ---------         ---------

         Net deferred tax assets before valuation allowance...........................        3,252.9           3,229.9

Valuation allowance...................................................................       (1,183.1)         (1,180.7)
                                                                                            ---------         ---------

         Net deferred tax assets......................................................        2,069.8           2,049.2

Current income taxes prepaid (accrued)................................................           (1.2)             (1.5)
                                                                                            ---------         ---------

         Income tax assets, net.......................................................      $ 2,068.6         $ 2,047.7
                                                                                            =========         =========

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards ("NOLs"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or paid. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period when the changes are enacted.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years. Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of March 31, 2009, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the year ended December 31, 2008 primarily related to the transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings. However, because a substantial portion of the cumulative losses for the three-year period ended March 31, 2009, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

     At March 31, 2009, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future. We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at March 31, 2009, we believe that we will, more likely than not, recover $2.1 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

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

     Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding Debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 5.5 percent), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2009, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

     On January 20, 2009, the Company's Board of Directors adopted a Section 382 Rights Plan (the "Rights Plan") which is designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     The Rights Plan will continue in effect until January 20, 2012, unless earlier terminated or redeemed by the Board of Directors. The Company's Audit Committee will review our NOLs on an annual basis and will recommend amending or terminating the Rights Plan based on its review. Additionally, the continuation of the Rights Plan is subject to a vote at the annual meeting of the shareholders in May 2009. If the shareholders do not approve the Rights Plan, it will be terminated.

     Changes in our valuation allowance are summarized as follows (dollars in millions):

           Balance at December 31, 2008.......................    $1,180.7

           Increase related to tax benefits associated with
              capital loss carryforwards recognized in the
              current period..................................         2.4
                                                                  --------

           Balance at March 31, 2009..........................    $1,183.1
                                                                  ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     As of March 31, 2009, we had $4.7 billion of NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                                                       Net operating
                                                   loss carryforwards(a)
                                                   ---------------------      Capital loss        Total loss
             Year of expiration                      Life     Non-life        carryforwards      carryforwards
             ------------------                      ----     --------        -------------      -------------
           2009.................................    $    -      $    -          $   34.9           $   34.9
           2010.................................         -            .1             -                   .1
           2011.................................         -            .1             -                   .1
           2012.................................         -           -              63.6               63.6
           2013.................................         -           -           1,010.1            1,010.1
           2017.................................         -           -               -                  -
           2018.................................     2,125.0 (a)     -               -              2,125.0
           2021.................................        29.6         -               -                 29.6
           2022.................................       207.8         -               -                207.8
           2023.................................         -       2,055.9 (a)         -              2,055.9
           2024.................................         -           3.2             -                  3.2
           2025.................................         -         118.8             -                118.8
           2026.................................         -           1.6             -                  1.6
           2027.................................         -         188.4             -                188.4
           2028.................................         -            .9             -                   .9
                                                    --------    --------        --------           --------

           Total................................    $2,362.4    $2,369.0        $1,108.6           $5,840.0
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

     We had deferred tax assets related to NOLs for state income taxes of $19.9 million and $20.3 million at March 31, 2009 and December 31, 2008, respectively. The related state NOLs are available to offset future state taxable income in certain states through 2015.

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

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of March 31, 2009 and December 31, 2008 (dollars in millions):

                                                                                             March 31,        December 31,
                                                                                               2009               2008
                                                                                               ----               ----
3.50% convertible debentures............................................................    $  293.0           $  293.0
Secured credit agreement................................................................       908.4              911.8
6% Senior Note..........................................................................       125.0              125.0
Unamortized discount on convertible debentures..........................................       (15.9)             (18.3)
                                                                                            --------           --------

     Direct corporate obligations.......................................................    $1,310.5           $1,311.5
                                                                                            ========           ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     During the first three months of 2009, we made a scheduled principal payment totaling $2.2 million on our secured credit agreement ("Second Amended Credit Facility"). Also, during the first three months of 2009, we made a mandatory prepayment of $1.2 million based on the Company's excess cash flows at December 31, 2008 as defined in the Second Amended Credit Facility. There were $5.5 million and $5.8 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at March 31, 2009 and December 31, 2008, respectively.

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

     The following summarizes the changes to the financial covenant requirements:

                                   Covenant under the
                                     Second Amended                                               Margin for
                                   Credit Facility as                 Balance or           adverse development from
                                       amended on                     ratio as of               March 31, 2009
                                     March 30, 2009                 March 31, 2009                  levels
                                     --------------                 --------------                  ------
Aggregate risk-based
    capital ratio...........    Greater than or equal to                  230%            Reduction to statutory capital
                                200% from March 31, 2009                                  and surplus of approximately
                                through June 30, 2010 and                                 $169 million, or an increase
                                thereafter, greater than 250%                             to the risk-based capital of
                                (the same ratio required by                               approximately $85 million.
                                the facility prior to the
                                amendment).

Combined statutory
    capital and surplus.....    Greater than $1,100 million             $1,301            Reduction to combined
                                from March 31, 2009 through                               statutory capital and surplus
                                June 30, 2010 and thereafter,                             of approximately $201 million.
                                $1,270 million (the same amount
                                required by the facility prior
                                to the amendment).

Debt to total capitalization
    ratio...................    Not more than 32.5% from                 27.9%            Reduction to shareholders'
                                March 31, 2009 through                                    equity of approximately $672
                                June 30, 2010 and thereafter,                             million or additional debt of
                                not more than 30% (the same                               $324 million.
                                ratio required by the facility
                                prior to the amendment).

Interest coverage ratio.....    Greater than or equal to 1.50          3.07 to 1          Reduction in cash flows to
                                to 1 for rolling four quarters                            the holding company of
                                from March 31, 2009 through                               approximately $80 million.
                                June 30, 2010 and thereafter,
                                2.00 to 1 (the same ratio
                                required by the facility prior
                                to the amendment).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Pursuant to its amended terms, the applicable interest rate on the Second Amended Credit Facility (based on either a Eurodollar or base rate) has increased. The Eurodollar rate is now equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate). The base rate is now equal to 2.5 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. In addition, the amended agreement requires the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Second Amended Credit Facility, which fee will be added to the principal balance outstanding and will be payable at the maturity of the facility. This 1 percent fee is reported as non-cash interest expense.

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

     Pursuant to GAAP, the amendment to the Second Amended Credit Facility is required to be accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). Accordingly, the effects of the modifications will be accounted for prospectively from March 31, 2009, and we will not change the carrying amount of the Second Amended Credit Facility as a result of the modifications. However, the $9.5 million of fees incurred in conjunction with the modifications of the facility were expensed in the first quarter of 2009.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       Remainder of 2009.............................   $   86.6 (a)
       2010..........................................      326.8 (b)
       2011..........................................       33.7
       2012..........................................       33.8
       2013..........................................      845.5
                                                        --------

                                                        $1,326.4
                                                        ========

--------------
     (a) This amount includes $55.0 million which was outstanding at March 31, 2009, under the revolving facility portion of our Second Amended Credit Facility. Such amount was repaid in full in April 2009.
     (b) Holders of our Debentures have the right to require the Company to repurchase their Debentures for cash on September 30, 2010. This amount assumes that all holders of our Debentures exercise that right.

     INVESTMENT BORROWINGS

     One of the Company's insurance subsidiaries (Conseco Life Insurance Company, "Conseco Life") is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings. At March 31, 2009, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings from the FHLBI totaled $450.0 million as of March 31, 2009, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $535.5 million at March 31, 2009, which are maintained in a custodial account for the benefit of the FHLBI. Such investments are classified as actively managed fixed maturities in our consolidated balance sheet. Conseco Life recognized interest expense of $5.1 million and $5.7 million in the first three months of 2009 and 2008, respectively, related to the borrowings.

     The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                   at March 31, 2009
                       --------                  ----                   -----------------
                        $ 54.0              May 2012                   Variable rate - 1.251%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 1.414%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

     At March 31, 2009, investment borrowings consisted of: (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $302.8 million of securities issued to other entities by a variable interest entity ("VIE") which is consolidated in our financial statements; and (iii) other borrowings of $5.5 million.

     At December 31, 2008, investment borrowings consisted of: (i) collateralized borrowings of $450.0 million; (ii) $311.7 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $5.8 million.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2008.................................................    184,754

    Shares issued under employee benefit compensation plans..................          5
                                                                                 -------

Balance at March 31, 2009....................................................    184,759
                                                                                 =======

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $6.0 million and $11.0 million during the three months ended March 31, 2009 and 2008, respectively. Amounts amortized totaled $8.7 million and $4.0 million during the three months ended March 31, 2009 and 2008, respectively. The unamortized balance of deferred sales inducements at March 31, 2009 and December 31, 2008 was $176.7 million and $179.4 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $182.8 million and $195.9 million at March 31, 2009 and December 31, 2008, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Adopted Accounting Standards

     On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2"). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment and requires additional disclosures. The recognition provision within FSP FAS 115-2 applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive loss, net of taxes and related amortization. FSP FAS 115-2 requires a cumulative effect adjustment to accumulated deficit and a corresponding adjustment to accumulated other comprehensive loss to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which we do not intend to sell and it is more likely than not that we will not be required to sell such securities before recovery of the amortized cost basis. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 115-2 effective January 1, 2009. The cumulative effect of adopting this guidance was a $4.9 million net decrease to accumulated deficit and a corresponding increase to accumulated other comprehensive loss. Adoption also resulted in an increase to net income (after tax) of $8.7 million in the first quarter of 2009, because the portion of other-than-temporary impairment loss related to factors other than credit was recorded in other comprehensive loss instead of being reflected in net income.

     On April 9, 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. FSP FAS 157-4 also provides additional guidance on

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

circumstances that may indicate a transaction is not orderly. The guidance re-emphasizes that fair value continues to be the exit price in an orderly market. Further, this FSP requires additional disclosures about fair value measurement in annual and interim reporting periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. We adopted FSP FAS 157-4 effective for the period ending March 31, 2009, and this guidance did not have a material effect on our consolidated financial statements.

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. FSP APB 14-1 shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements. The adoption of FSP APB 14-1 affected the accounting for our 3.5 percent Debentures. Upon adoption of FSP APB 14-1, the effective interest rate on our 3.5 percent Debentures increased to 7.4 percent, which resulted in the recognition of a $45 million discount to these notes with the offsetting after tax amount recorded to paid-in capital.

     Amounts related to the Debentures are reflected in our consolidated balance sheet as follows (dollars in millions):

                                                                   March 31,            December 31,
                                                                     2009                   2008
                                                                     ----                   ----
         Increase to additional paid-in capital...............      $ 28.0                  $ 28.0
                                                                    ======                  ======

         Par value of Debentures..............................      $293.0                  $293.0
         Unamortized discount.................................       (15.9)                  (18.3)
                                                                    ------                  ------

              Carrying value of Debentures....................      $277.1                  $274.7
                                                                    ======                  ======

     Interest expense related to the Debentures includes the following (dollars in millions):

                                                                         Three months ended
                                                                              March 31,
                                                                        ---------------------
                                                                        2009             2008
                                                                        ----             ----
         Contractual interest expense...............................    $2.5             $2.9
         Amortization of discount...................................     2.5              2.3
         Amortization of debt issuance costs........................      .3               .3
                                                                        ----             ----

            Total interest expense..................................    $5.3             $5.5
                                                                        ====             ====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The adoption of FSP APB 14-1 affected prior period information as follows (dollars in millions):

                                                                     Three months ended
                                                                       March 31, 2008
                                                  ----------------------------------------------------------
                                                  As originally       Effect of adoption of            As
                                                    reported              FSP APB 14-1              adjusted
                                                    --------              ------------              --------
        Interest expense.......................        $28.7                  $2.1                   $30.8
        Income tax benefit.....................         (3.5)                  (.7)                   (4.2)
        Loss before discontinued
           operations..........................         (6.3)                 (1.4)                   (7.7)
        Net loss...............................         (5.8)                 (1.4)                   (7.2)

        Loss per common share:
           Basic:
              Loss before discontinued
                 operations....................         (.03)                 (.01)                   (.04)
              Net loss.........................         (.03)                 (.01)                   (.04)

           Diluted:
              Loss before discontinued
                 operations....................         (.03)                 (.01)                   (.04)
              Net loss.........................         (.03)                 (.01)                   (.04)

                                                                      December 31, 2008
                                                  ----------------------------------------------------------
                                                  As originally       Effect of adoption of            As
                                                    reported              FSP APB 14-1              adjusted
                                                    --------              ------------              --------
        Income tax assets, net.................     $ 2,053.7               $ (6.0)                 $ 2,047.7
        Other assets...........................         277.1                  (.4)                     276.7
        Total assets...........................      28,769.7                 (6.4)                  28,763.3

        Notes payable - direct corporate
           obligations.........................       1,328.7                (17.2)                   1,311.5
        Additional paid-in capital.............       4,076.0                 28.0                    4,104.0
        Accumulated deficit....................        (688.0)               (17.2)                    (705.2)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1"). FSP EITF 99-20-1 amends the impairment guidance of Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased Beneficial Interest and Beneficial Interest that Continue to Be Held by a Transferor in Securitized Financial Assets," by removing the exclusive reliance upon market participant assumptions about future cash flows when evaluating impairment of securities within its scope. FSP EITF 99-20-1 requires companies to follow the impairment guidance in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. FSP EITF 99-20-1 is effective prospectively for interim and annual reporting periods ending after December 15, 2008. The Company adopted FSP EITF 99-20-1 on December 31, 2008 and the adoption did not have a material effect on our consolidated financial statements.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 became effective in November 2008. The adoption of SFAS 162 did not have a material effect on our consolidated financial statements.

     In March 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). Under FSP EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are to be treated as participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. Our adoption of FSP EITF 03-6-1 did not have a material effect on our earnings per share calculations due to the immateriality of unvested restricted shares that are considered to be participating securities.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material effect on our consolidated financial statements.

     In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date (to fiscal years beginning after November 15, 2008) of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 did not have a material effect on our consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which establishes new standards governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). SFAS 160 establishes reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The initial adoption of SFAS 160 had no effect on our consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value, with certain exceptions. Additionally, SFAS 141R requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. SFAS 141R also provides for a substantial

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

number of new disclosure requirements. SFAS 141R is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited. We expect that SFAS 141R will have an effect on our accounting for business combinations, if any, that are made in the future. In addition, SFAS 141R changes the previous requirement that reductions in a valuation allowance for deferred tax assets established in conjunction with the implementation of fresh-start accounting be recognized as a direct increase to additional paid-in capital. Instead, the revised standard requires that any such reduction be reported as a decrease to income tax expense through the consolidated statement of operations. Accordingly, any reductions to our valuation allowance for deferred tax assets will be reported as a decrease to income tax expense, after the effective date of SFAS 141R.

     In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46
(R) - 8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46 (R)-8"). The purpose of FSP FAS 140-4 and FIN 46 (R)-8 is to promptly improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140") and FASB Interpretation No. 46 (R), "Consolidation of Variable Interest Entities" ("FIN 46 (R)"), are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends FIN 46 (R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46 (R)-8 were effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. We adopted FSP FAS 140-4 and FIN 46 (R)-8 on December 31, 2008.

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

     In April 2007, FASB issued Interpretation 39-1 "Amendment of FASB Interpretation No. 39" ("FIN 39-1"). FIN 39-1 amends FIN 39, "Offsetting of Amounts Related to Certain Contracts", to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. FIN 39-1 also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN 39-1, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. All collateral is maintained in a tri-party custodial account. At March 31, 2009 and December 31, 2008, $8.7 million and $11.4 million, respectively, of derivative liabilities have been offset against derivative assets executed with the same counterparty under master netting arrangements. We adopted FIN 39-1 on January 1, 2008.

     Pending Accounting Standards

     On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" ("FSP FAS 107-1"). FSP FAS 107-1 requires that the fair value of financial instruments be disclosed in an entity's financial statements in both interim and annual periods. The FSP also requires disclosure of methods and assumptions used to estimate fair values. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 for the quarter ended June 30, 2009, which is not expected to have a material effect on our consolidated balance sheet or statement of operations, but will affect our interim disclosures.

     LITIGATION AND OTHER LEGAL PROCEEDINGS

     Legal Proceedings

     The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. Some of the pending matters have

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     Securities Litigation

     After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana. The complaints named us as a defendant, along with certain of our former officers. These lawsuits were filed on behalf of persons or entities who purchased our Predecessor's common stock on various dates between October 24, 2001 and August 9, 2002. The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of our Predecessor and alleged problems in Conseco Finance Corp.'s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor's stock price. These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB. The complaint seeks an unspecified amount of damages. The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003. Our liability with respect to this lawsuit was discharged in our Predecessor's plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan. Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan. Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million. A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed. Plaintiffs filed a second amended complaint on August 24, 2005. We filed a motion to dismiss the second amended complaint on November 7, 2005. This motion was denied on September 12, 2007. Plaintiffs filed their motion for class certification on May 2, 2008, and on March 20, 2009 the court granted that motion. On April 24, 2009, certain of the defendants initiated a request to appeal the class certification ruling to the U.S. Circuit Court of Appeals for the 7th Circuit. The matter is scheduled for a jury trial on May 10, 2010. We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty. We do not believe that our potential loss related to the individual defendant who served as an officer on the Effective Date is material.

     Cost of Insurance Litigation

     The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names "Lifestyle" and "Lifetime". Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders' accounts. Many of the purported class action lawsuits were filed in Federal courts across the United States. In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California). In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant. The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change. On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief. On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment. The Company announced on August 1, 2006, that it had reached a proposed settlement of this case. Under the proposed settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits. The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions. The Court entered final judgment in the case on July 5, 2007. We began implementing the settlement with the inforce and certain former policyholders in the last half of 2007. We previously recognized costs related to this litigation totaling $267.2 million (none of which was recognized in 2009 or 2008).

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

     Agent Litigation

     On December 17, 2003, a complaint was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, Southern Capitol Enterprises, Inc. and F. David Tutt v. Conseco Services, LLC and Conseco Health Insurance Company, Case No. 515105. Plaintiffs are a former Conseco Health Insurance Company agency and its principal that allege in the complaint that they were damaged by Conseco Health Insurance Company's termination of their Executive Marketing Agreement ("EMA") and Business Continuation Plan ("BCP"). Plaintiffs sought a declaratory judgment declaring the parties' rights and obligations under plaintiffs' EMA and BCP including definitions of terms within those contracts. Plaintiffs also demanded a full accounting of all commissions allegedly due and a preliminary injunction stopping Conseco from reducing or stopping commission payments during the pendency of this action. At Conseco Health Insurance Company's request, the case was removed to the United States District Court for the Middle District of Louisiana, Case No. 04CV40-D-M1. On September 30, 2004, Mr. Tutt filed a separate complaint for breach of contract and damages against defendants in federal court which includes claims for: (1) breach of the EMA and BCP; (2) tortuous interference with the EMA and BCP; (3) unjust enrichment related to the EMA and BCP; and (4) requests an accounting of back commissions under the EMA and BCP. The court consolidated the two cases on October 20, 2004. Plaintiff later filed an amended and restated complaint for damages on March 15, 2006, which added our subsidiary, Performance Matters Associates, Inc., as a defendant. Mr. Tutt moved for partial summary judgment in July 2004, asking the court to invalidate the non-competition and non-solicitation provisions in the EMA and the non-competition provision of the BCP. Defendants opposed this motion, but plaintiffs' motion was granted by the court on December 15, 2004. The court did not decide the issue of the BCP's continued validity. After discovery, defendants filed a partial motion for summary judgment on January 1, 2006, reasserting that the entire BCP was invalidated because the non-competition provision had been stricken from the agreement. Plaintiff filed a cross-motion for partial summary judgment regarding the validity of the BCP on May 31, 2006. Both motions were denied by the court, and the court set that issue for a bench trial. After that issue was tried in April 2007, the court ruled that the BCP was valid and enforceable. The court further ruled that the issues of breach of contract relating to plaintiffs' exclusive rights and due to improper commission payments, breach of the duty of good faith and fair dealing as to the EMA and plaintiffs' Single Business Enterprise theory remain to be tried to a jury. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534. In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company's failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages in an unspecified amount along with declaratory and injunctive relief. Conseco Health Insurance Company caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned Case No. 04-784-D-M2. An order was issued on February 15, 2007 granting plaintiff's motion for class certification. The order specifically certifies two sub-classes identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class. We appealed the certification order to the 5th Circuit Court of Appeals, and by order entered May 28, 2008, the 5th Circuit Court of Appeals affirmed class certification but made modifications to the class definitions. Our subsequent petition for rehearing was denied by order dated June 27, 2008. Briefing in the district court on remand, to determine the appropriate revised class definition, concluded in March 2009 and on April 7, 2009, the District Court entered an order denying recertification of the proposed classes. We believe the action is without merit, and we intend to defend the case vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     On June 4, 2008, a purported class action complaint was filed in the Cook County Illinois Circuit Court Chancery Division, Sheldon Langendorf, et. al. individually and on behalf of themselves and all others similarly situated v. Conseco Senior Health Insurance Company, and Conseco, Inc., et. al. Case No. 08CH20571. Plaintiff is claiming breach of contract and consumer fraud and seeks a declaratory judgment, claiming that Senior Health (formerly Conseco Senior Health Insurance Company prior to its name change in October 2008) and other affiliated companies routinely and improperly refuse to accept Medicare explanations of benefits as documentation in support of proofs of claim on individual hospital indemnity and other policies of health insurance. Senior Health subsequently removed the action to the U.S. District Court for the Northern District of Illinois, where it is now pending as Case No. 08-CV-3914. By stipulation of the parties, Conseco, Inc. was dismissed as a party on September 29, 2008. Senior Health filed a motion to dismiss and/or for summary judgment on August 22, 2008, which the court granted in part and denied in part by entry dated December 18, 2008, dismissing the claim for Illinois statutory consumer fraud. We agreed to assume liability for this litigation in connection with the separation of Senior Health. The parties have agreed to settle this case, subject to court approval. The settlement of this case will not have a significant impact on our business, financial condition, results of operations or cash flows.

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

     On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746. In their complaint, plaintiffs allege that the Company committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name "Lifetrend" by requiring the payment of additional cash amounts to maintain the policies in force. On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief. The Company believes the

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

action is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491. The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees. The plaintiff alleges that the defendants used an improper and misleading sales and marketing approach to Seniors that fails to disclose all facts, misuses consumers' confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicants actuarial life expectancy. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members of our Predecessor with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, in the Hamilton County case, the Company obtained a partial summary judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. The trial court stayed execution of the judgment pending appeal. On January 22, 2008, the Indiana Court of Appeals, in Massey v. Conseco Services, LLC Case No. 29A05-0610-CV-565, affirmed the judgment entered in the Hamilton County case in favor of the Company and the dismissal of Massey's counterclaims. Mr. Massey filed a petition for rehearing with the Court of Appeals, which was denied by entry dated May 15, 2008. Mr. Massey filed for bankruptcy on October 10, 2008. A bench trial on the Company's motion to set aside certain transfers to Mr. Massey's family members was held in the Hamilton County, Indiana, Superior Court in January 2009 but no decision has been made by the court. The Murray U.S. District Court case is currently set for trial on September 14, 2009. On January 23, 2009, the U.S. District Court issued a summary judgment ruling dismissing all claims by Murray against the Company, and entering judgment against Murray on Conseco's contract claims against him. The trial will be about whether Murray's wife is liable for the debts and whether certain transfers of assets by Murray should be set aside as fraudulent.

     The Company and Conseco Services believe that all amounts due under the director and officer loan programs, including all applicable interest, are valid obligations owed to the companies. As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of March 31, 2009, we have paid $19.3 million to the former holders of trust preferred securities under this arrangement. We intend to prosecute these claims to obtain the maximum recovery possible. Further, with regard to the various claims brought against the Company and Conseco Services by certain former directors and officers, we believe that these claims are without merit and intend to defend them vigorously. The ultimate outcome of the lawsuits cannot be predicted with certainty. At March 31, 2009, we estimated that

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

approximately $9.3 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $4.0 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life and Casualty Company, as well as the sales and marketing practices of Bankers Life and Casualty Company. This examination commenced in July 2007 and on May 7, 2008, Conseco announced a settlement among the state insurance regulators and Senior Health and Bankers Life and Casualty Company. This examination covered the years 2005, 2006 and 2007. More than 40 states are parties to the settlement, which included a Senior Health fine of up to $2.3 million, with up to an additional $10 million payable in the event the process improvements and benchmarks, on the part of either Senior Health and/or Bankers Life and Casualty, are not met over an 18 month period for Bankers Life and Casualty or a two-and-a-half year period for Senior Health, which time started with the settlement. The process improvement plan will be monitored by the lead states.

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

     On December 22, 2008, Conseco Life also received an order to show cause relating to the Lifetrend changes from the Florida Office of Insurance Regulation ("OIR"), and Conseco Life entered into an agreement in January 2009 with the Florida OIR preserving Conseco Life's right to a hearing while Conseco Life and the Florida OIR engaged in settlement discussions regarding the Lifetrend and CIUL3+ policies. In January 2009, the Florida OIR commenced a market conduct examination involving Conseco Life. Conseco continues to work with various state insurance regulators to review the terms of the Lifetrend policies, the administrative changes and the adjustment of certain NGEs. The ultimate outcome of these regulatory proceedings involving the Lifetrend policies cannot be predicted with certainty.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                  ------------------
                                                                                                  2009          2008
                                                                                                  ----          ----
                                                                                                           (as adjusted)
Cash flows from operating activities:
   Net income (loss)....................................................................       $  24.5        $  (7.2)
   Adjustments to reconcile the net loss to net cash provided by operating activities:
       Amortization and depreciation....................................................         129.9          124.0
       Income taxes.....................................................................          15.4           (4.1)
       Insurance liabilities............................................................          41.6          118.4
       Accrual and amortization of investment income....................................         (11.5)           4.0
       Deferral of policy acquisition costs.............................................        (105.8)        (123.3)
       Net realized investment losses...................................................           6.9           43.6
       Net sales (purchases) of trading securities......................................          40.8          306.3
       Other............................................................................          12.4           (3.0)
                                                                                               -------        -------

         Net cash provided by operating activities......................................       $ 154.2        $ 458.7
                                                                                               =======        =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................       $   1.6        $   1.9
     Change in securities lending collateral............................................         152.4           25.2
     Change in securities lending payable...............................................        (152.4)         (25.2)

     Our consolidated statement of cash flows for the three months ended March 31, 2008, combines the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the cash flow statement.

     At March 31, 2009 and December 31, 2008, restricted cash and cash equivalents consisted of $4.5 million and $4.8 million, respectively, held by a VIE.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     INVESTMENTS

     At March 31, 2009, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in other comprehensive loss and estimated fair value of actively managed fixed maturities were as follows (dollars in millions):

                                                                                 Gross unrealized losses
                                                                            -----------------------------------
                                                                            Related to     Other-than-temporary
                                                                   Gross    changes in         impairments       Estimated
                                                   Amortized    unrealized  estimated       included in other      fair
                                                     cost          gains    fair value     comprehensive loss      value
                                                     ----          -----    ----------     ------------------      -----
   Corporate securities..........................   $13,954.1      $30.0    $(2,329.9)           $  -            $11,654.2
   United States Treasury securities
     and obligations of United States government
     corporations and agencies...................       398.3        8.6         (1.1)              -                405.8
   States and political subdivisions.............       453.8        1.5        (59.9)              -                395.4
   Debt securities issued by foreign
     governments.................................         9.0         .1         (1.9)              -                  7.2
   Asset-backed securities.......................       301.7        -          (98.3)              -                203.4
   Collateralized debt obligations...............       132.2        -          (26.8)             (3.4)             102.0
   Commercial mortgage-backed securities.........       871.1        -         (279.7)              -                591.4
   Mortgage pass-through securities..............        71.3        2.2          (.1)              -                 73.4
   Collateralized mortgage obligations...........     2,346.5       35.5       (396.1)            (21.9)           1,964.0
                                                    ---------      -----    ---------            ------          ---------

   Total actively managed fixed maturities.......   $18,538.0      $77.9    $(3,193.8)           $(25.3)         $15,396.8
                                                    =========      =====    =========            ======          =========

       The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2009, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as "structured securities". Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                                cost          value
                                                                                             ---------      ---------
Due in one year or less.................................................................     $    41.7      $    40.4
Due after one year through five years...................................................       1,501.9        1,284.1
Due after five years through ten years..................................................       4,355.8        3,594.3
Due after ten years.....................................................................       7,308.5        5,896.3
                                                                                             ---------      ---------

   Subtotal.............................................................................      13,207.9       10,815.1

Structured securities...................................................................       2,872.4        2,046.1
                                                                                             ---------      ---------

   Total................................................................................     $16,080.3      $12,861.2
                                                                                             =========      =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     NET REALIZED INVESTMENT GAINS (LOSSES)

     During the first three months of 2009, we recognized net realized investment losses of $6.9 million, which were comprised of $85.1 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.6 billion, net of $92.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($108.1 million, prior to the $16.1 million of impairment losses recognized through other comprehensive loss). During the first three months of 2008, we recognized net realized investment losses of $4.3 million from the sales of investments (primarily fixed maturities) with proceeds of $1.9 billion, and $41.3 million of writedowns of investments for other than temporary declines in fair value. At March 31, 2009, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $3.4 million and a carrying value of $.9 million. At March 31, 2009, we had mortgage loans with an aggregate carrying value of $7.6 million that were 90 days or more past due as to the payment of principal or interest.

     During the three months ended March 31, 2009, we sold $93.6 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $4.3 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. During the first three months of 2009, we sold two investments at a loss which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis. Such investments were continuously in an unrealized loss position for less than six months prior to sale and had an amortized cost and estimated fair value of $.8 million and $.4 million, respectively.

     We regularly evaluate our investments for possible impairment. Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium;
(iv) the near-term prospects for fundamental improvement in specific circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our intent not to sell an impaired investment before its recovery occurs; (viii) whether it is more likely than not that we will be required to sell the investment before recovery occurs; (ix) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;
(x) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (xi) other subjective factors.

     Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

     During the first quarter of 2009, we adopted FSP FAS 115-2, which changes the recognition and presentation of other-than-temporary impairments. Refer to the note to the consolidated financial statements entitled "Recently Issued Accounting Standards - Adopted Accounting Standards" for additional information. The recognition provisions within FSP FAS 115-2 apply only to our actively managed fixed maturity investments.

     Impairment losses on equity securities are recognized in net income. The manner in which impairment losses on actively managed fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in other comprehensive loss.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate to accrete the security to par at the date of purchase. The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity. As of March 31, 2009, other-than-temporary impairments included in other comprehensive loss of $25.3 million (before taxes and related amortization) relate only to asset-backed securities (including collateralized debt obligations and collateralized mortgage obligations).

     The following table summarizes the amount of credit losses recognized in earnings on actively managed fixed maturity securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive loss for the three months ended March 31, 2009 (dollars in millions):

     Credit losses recognized in earnings on actively managed fixed maturities:

         Credit losses on actively managed fixed maturity securities, beginning of period.........     $ (.6)
              Add:   credit losses on other-than-temporary impairments not previously recognized..      (6.9)
              Less:  credit losses on securities sold.............................................       -
              Less:  credit losses on securities impaired due to intent to sell...................       -
              Add:   credit losses on previously impaired securities..............................       -
              Less:  increases in cash flows expected on previously impaired securities...........       -
                                                                                                       -----

         Credit losses on actively managed fixed maturity securities, end of period...............     $(7.5)
                                                                                                       =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     GROSS UNREALIZED INVESTMENT LOSSES

     Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2009 (dollars in millions):

                                          Less than 12 months        12 months or greater             Total
                                        -----------------------     ----------------------    ----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $   11.7     $   (.9)    $    1.6    $     (.2)     $    13.3    $    (1.1)

     States and political subdivisions.      106.4       (14.4)       230.0        (45.5)         336.4        (59.9)

     Debt securities issued by
        foreign governments............        -           -            6.2         (1.9)           6.2         (1.9)

     Corporate securities..............    4,366.2      (469.7)     6,093.0     (1,860.2)      10,459.2     (2,329.9)

     Asset-backed securities...........       55.5        (9.1)       147.0        (89.2)         202.5        (98.3)
     Collateralized debt obligations...       50.1       (16.7)        39.4        (13.5)          89.5        (30.2)
     Commercial mortgage-backed
        securities.....................      137.7       (18.0)       452.1       (261.7)         589.8       (279.7)
     Mortgage pass-through securities..        5.5         (.1)          .1          -              5.6          (.1)
     Collateralized mortgage
        obligations....................      199.4       (10.2)       959.3       (407.8)       1,158.7       (418.0)
                                          --------     -------     --------    ---------      ---------    ---------
     Total actively managed
        fixed maturities...............   $4,932.5     $(539.1)    $7,928.7    $(2,680.0)     $12,861.2    $(3,219.1)
                                          ========     =======     ========    =========      =========    =========

     Equity securities.................       $7.2       $(1.0)      $  -         $  -             $7.2        $(1.0)
                                              ====       =====       =====        ======           ====        =====

     Based on management's current assessment of investments with unrealized losses at March 31, 2009, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity that is a VIE under Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities, revised December 2003" ("FIN 46R"). The following is description of our significant investment in a VIE:

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017. The Company has no further commitments to Fall Creek. The carrying value of our investment in Fall Creek was $77.7 million and $83.5 million at March 31, 2009 and December 31, 2008, respectively.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     o Level 3 - includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions. Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information. Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities. Additionally, the Company's liabilities for embedded derivatives (including embedded derivatives related to our equity-indexed annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

     For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes. These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs. Approximately 6 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively. The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs. For these securities, we use internally developed valuations. Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market. For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate. The pricing matrix utilizes a spread level to determine the market price for a security. The credit spread generally incorporates the issuer's credit rating and other factors relating to the issuer's industry and the security's maturity. In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at March 31, 2009 is as follows (dollars in millions):

                                               Quoted prices
                                             in active markets Significant other   Significant
                                           for identical assets    observable      unobservable
                                              or liabilities         inputs          inputs
                                                 (Level 1)         (Level 2)        (Level 3)           Total
                                                 ---------         ---------        ---------           -----
Assets:
   Actively managed fixed maturities........       $323.7          $13,121.4          $1,951.7         $15,396.8
   Equity securities........................          -                  -                32.5              32.5
   Trading securities.......................          7.1              270.5               2.7             280.3
   Securities lending collateral............          -                173.3              35.5             208.8
   Other invested assets....................          -                 58.1 (a)           2.8 (b)          60.9
   Assets held in separate accounts.........          -                 17.0               -                17.0

Liabilities:
   Liabilities for insurance products:
     Embedded derivative instruments........          -                  -               404.0 (c)         404.0

-------------
     (a)  Includes corporate-owned life insurance and derivatives.
     (b)  Includes equity-like holdings in special-purpose entities.
     (c) Includes $396.3 million of embedded derivatives associated with our equity-indexed annuity products and $7.7 million of embedded derivatives associated with a modified coinsurance agreement.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

       The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2009 (dollars in millions):

                                                                                                      Embedded derivative
                                               Actively                           Securities   Other  instruments included
                                             managed fixed  Equity      Trading     lending  invested  in liabilities for
                                              maturities  securities  securities  collateral  assets   insurance products
                                              ----------  ----------  ----------  ----------  ------   ------------------
Assets:
   Beginning balance as of
         December 31, 2008..................   $1,876.1      $32.4        $2.7       $48.1     $ 2.3         $(437.2)
     Purchases, sales, issuances and
       settlements, net.....................       39.2        (.3)        -          (7.0)      -              35.1
     Total realized and unrealized
       gains (losses):
         Included in net loss...............       (5.7)        -          -           -        (3.4)           (1.9)
         Included in other comprehensive
           income (loss)....................       50.7         .4        (.4)        (2.3)      3.9             -
     Transfers in and/or (out) of Level 3 (a)      (8.6)        -          .4         (3.3)      -               -
                                               --------      -----        ----       -----     -----         -------

   Ending balance as of March 31, 2009......   $1,951.7      $32.5        $2.7       $35.5     $ 2.8         $(404.0)
                                               ========      =====        ====       =====     =====         =======

   Amount of total gains (losses) for the three
     months ended March 31, 2009
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................      $(5.7)     $ -          $ -       $   -       $(3.4)          $(1.9)
                                                  =====      =====        ====     =======     =====           =====

-----------
     (a) Net transfers out of Level 3 are reported as having occurred at the beginning of the period.


                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2008 (dollars in millions):

                                                                                                   Embedded derivative
                                                 Actively                                 Other   instruments included
                                               managed fixed    Equity       Trading    invested   in liabilities for
                                                maturities    securities   securities    assets    insurance products
                                                ----------    ----------   ----------    ------    ------------------
Assets:
   Beginning balance as of
       December 31, 2007....................     $1,924.3       $34.5         $11.8        $4.3           $(354.6)
     Purchases, sales, issuances and
       settlements, net.....................        189.2         -            (1.6)        -                14.0
     Total realized and unrealized gains (losses):
       Included in net loss.................        (13.7)        -             (.8)        -               (25.3)
       Included in other comprehensive
         income (loss)......................          6.3         (.1)          -           -                 -
     Transfers in and/or (out) of Level 3...           -          -             -           -                 -
                                                 --------       -----         ----         ----           -------

   Ending balance as of March 31, 2008......     $2,106.1       $34.4         $ 9.4        $4.3           $(365.9)
                                                 ========       =====         =====        ====           =======

   Amount of total gains (losses) for the period
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................       $(14.7)     $  -            $(.6)     $  -              $(25.3)
                                                   ======      =======         ====      ======            ======

     At March 31, 2009, 83 percent of our Level 3 actively managed fixed maturities were investment grade and 76 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

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

     We review the fair value hierarchy classifications each reporting period. Transfers in and/or (out) of Level 3 in the first three months of 2009 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at March 31, 2009, and the consolidated results of operations for the three months ended March 31, 2009 and 2008, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of our 2008 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments. Prior to the fourth quarter of 2008, we had a fourth operating segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. As a result of the Transfer, as further discussed in the note entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of the long-term care business in the former other business in run-off segment is presented as discontinued operations in our consolidated financial statements for the three months ended March 31, 2008. Accordingly, we have restated all prior year segment disclosures to conform to management's current view of the Company's operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through independent marketing organizations that represent independent agents. This segment markets its products under the "Conseco" and "Washington National" brand names. Conseco Insurance Group includes the business of Conseco Health Insurance Company ("Conseco Health"), Conseco Life, Conseco Insurance Company and Washington National Insurance Company ("Washington National"). This segment also includes blocks of long-term care and other health business of these companies that we no longer market or underwrite.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2008 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
    Bankers Life.............................................................................  $ 44.7             $ 29.1
    Colonial Penn............................................................................     5.1                3.7
    Conseco Insurance Group..................................................................    31.2               23.3
    Corporate operations.....................................................................   (31.9)             (25.2)
                                                                                               ------             ------

                                                                                                 49.1               30.9
                                                                                               ------             ------

Net realized investment gains (losses), net of related amortization:
    Bankers Life.............................................................................    (2.4)             (16.8)
    Colonial Penn............................................................................      .1                (.6)
    Conseco Insurance Group..................................................................     3.2               (8.8)
    Corporate operations.....................................................................    (7.8)             (16.6)
                                                                                               ------             ------

                                                                                                 (6.9)             (42.8)
                                                                                               ------             ------
Income (loss) before income taxes:
    Bankers Life.............................................................................    42.3               12.3
    Colonial Penn............................................................................     5.2                3.1
    Conseco Insurance Group..................................................................    34.4               14.5
    Corporate operations.....................................................................   (39.7)             (41.8)
                                                                                               ------             ------

       Income (loss) before income taxes.....................................................  $ 42.2             $(11.9)
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

          These non-GAAP financial measures of "income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains (losses), net of related amortization. We measure segment performance for purposes of SFAS 131, excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses) depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, "income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes" does not replace "income (loss) before income taxes" as a measure of overall profitability. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business. In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be transparent. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


Bankers Life (dollars in millions):

                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                   ---------------------
                                                                                                   2009             2008
                                                                                                   ----             ----
Premium collections:
     Annuities............................................................................    $   302.1          $   228.7
     Supplemental health..................................................................        423.8              435.5
     Life.................................................................................         48.9               48.0
                                                                                              ---------          ---------

       Total collections..................................................................    $   774.8          $   712.2
                                                                                              =========          =========

Average liabilities for insurance products:
     Annuities:
         Mortality based..................................................................    $   252.9          $   250.3
         Equity-indexed...................................................................      1,426.4            1,043.6
         Deposit based....................................................................      4,678.2            4,445.9
     Health...............................................................................      4,050.4            3,768.1
     Life:
         Interest sensitive...............................................................        397.6              380.1
         Non-interest sensitive...........................................................        396.5              335.9
                                                                                              ---------          ---------

         Total average liabilities for insurance
           products, net of reinsurance ceded.............................................    $11,202.0          $10,223.9
                                                                                              =========          =========

Revenues:
     Insurance policy income..............................................................      $ 491.5            $ 497.0
     Net investment income:
       General account invested assets....................................................        155.4              149.4
       Equity-indexed products............................................................        (13.5)             (17.3)
       Other special-purpose portfolios...................................................           .3               (2.8)
     Fee revenue and other income.........................................................          1.4                1.6
                                                                                                -------            -------

         Total revenues...................................................................        635.1              627.9
                                                                                                -------            -------

Expenses:
     Insurance policy benefits............................................................        429.6              434.9
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products...............................................         45.9               44.2
       Equity-indexed products............................................................         (8.3)                .6
     Amortization related to operations...................................................         75.6               75.0
     Other operating costs and expenses...................................................         47.6               44.1
                                                                                                -------            -------

         Total expenses...................................................................        590.4              598.8
                                                                                                -------            -------

Income before net realized investment losses, net of related
   amortization and income taxes..........................................................         44.7               29.1
                                                                                                -------            -------

     Net realized investment losses.......................................................         (1.9)             (19.3)
     Amortization related to net realized investment losses...............................          (.5)               2.5
                                                                                                -------            -------

         Net realized investment losses, net of related
           amortization ..................................................................         (2.4)             (16.8)
                                                                                                -------            -------

Income before income taxes................................................................      $  42.3            $  12.3
                                                                                                =======            =======

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


                         (continued from previous page)

                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                   ---------------------
                                                                                                   2009            2008
                                                                                                   ----            ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits............................................................     $390.1            $390.1
       Benefit ratio (a)....................................................................      88.9%             89.4%

     Medicare supplement:
       Insurance policy benefits............................................................     $116.0            $104.3
       Benefit ratio (a)....................................................................      70.2%             64.6%

     PDP and PFFS:
       Insurance policy benefits............................................................     $115.7            $111.5
       Benefit ratio (a)....................................................................      94.4%             93.9%

     Long-term care:
       Insurance policy benefits............................................................     $158.4            $174.3
       Benefit ratio (a)....................................................................     105.1%            111.6%
       Interest-adjusted benefit ratio (b)..................................................      68.6%             79.0%

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

        These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $55.0 million and $50.9 million in the three months ended March 31, 2009 and 2008, respectively.

     Total premium collections were $774.8 million in the first quarter of 2009, up 8.8 percent from 2008. Premium collections include $119.2 million and $116.4 million in the first quarters of 2009 and 2008, respectively, of premiums collected pursuant to the quota-share agreements with Coventry. See "Premium Collections" for further analysis of Bankers Life's premium collections.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Average liabilities for insurance products, net of reinsurance ceded were $11.2 billion in the first quarter of 2009, up 9.6 percent from 2008. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $122.6 million and $118.7 million in the first quarters of 2009 and 2008, respectively, of premium income from the quota-share agreements with Coventry.

     Net investment income on general account invested assets (which excludes income on policyholder accounts) was $155.4 million in the first quarter of 2009, up 4.0 percent from 2008. The average balance of general account invested assets was $11.1 billion and $10.4 billion in the first quarters of 2009 and 2008, respectively. The average yield on these assets was 5.59 percent and 5.76 percent in the third quarters of 2009 and 2008, respectively. The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods. The reduction in average yield reflects a higher amount of investments in shorter-term investments with lower yields in the first quarter of 2009.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment losses related to equity-indexed products were $10.9 million and $21.1 million in the first quarters of 2009 and 2008, respectively. Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(2.6) million and $3.8 million in the first quarters of 2009 and 2008, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Our results in the first three months of 2009 and 2008, were affected by a reduction to earnings of $7 million and $12 million, respectively, related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $2.0 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents. The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $.3 million and $(2.8) million in the first quarters of 2009 and 2008, respectively.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $(1.3) million and $3.9 million in the first three months of 2009 and 2008, respectively. Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 69.4 percent and 67.1 percent in the first three months of 2009 and 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The insurance policy benefits on our prescription drug plan ("PDP") and PFFS business result from our quota-share reinsurance agreements with Coventry. We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. During 2007 and 2008, we entered into new PFFS quota-share reinsurance agreements to assume a specified percentage of the business written by Coventry under three group policies. In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and will terminate the last agreement on June 30, 2009. Our benefit ratio on this block has increased in the first quarter of 2009 due to declining margins on this block. Although our first quarter of 2009 results reflected redundancies of $7.3 million in the insurance liability for incurred but not reported claims established at December 31, 2008, this favorable variance was more than offset by unfavorable experience in the first quarter of 2009.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 105.1 percent and 111.6 percent in the first quarters of 2009 and 2008, respectively. The interest-adjusted benefit ratio on this business was 68.6 percent and 79.0 percent in the first quarters of 2009 and 2008, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $1.6 million and $2.7 million in the first three months of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 104.0 percent and 109.9 percent in the first three months of 2009 and 2008, respectively. The benefit ratio for the first three months of 2009 reflected a reduction in liabilities for insurance products of approximately $14.5 million due to: (i) a reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) a reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) an increase in the reserves related to waiver of premium benefits to reflect the higher premiums after the rate increase. The aforementioned reduction in liabilities was partially offset by increased amortization of insurance intangibles of $4.1 million resulting from the increase in lapses. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented these rate increases. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases. The policies in this round represent approximately 25 percent of the inforce block. As of March 31, 2009, all such filings had been submitted for regulatory approval, and approximately 65 percent of the rate increases had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next six months. Finally, an additional rate increase on the 65 percent of the block that received an increase in 2006 was filed in the third quarter of 2008. As of March 31, 2009, approximately 94 percent of the rate increases had been approved by regulators and implemented. The remaining approvals and implementations of this rate increase are expected to occur by the end of 2009.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $45.9 million in the first quarter of 2009, up 3.8 percent from 2008. The weighted average crediting rate for these products was 3.6 percent in both the first quarters of 2009 and 2008.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $75.6 million and $75.0 million in the first quarters of 2009 and 2008, respectively. We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest. During the first three months of 2009, amortization expense related to annuities issued in 2008 decreased by $5.2 million due to a reduction in such limitation. During the first three months of 2008, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million in the first three months of 2008. We believe such increases were partially related to competition from Medicare Advantage products.

     Other operating costs and expenses in our Bankers Life segment were $47.6 million in the first quarter of 2009, up 7.9 percent from 2008. Other operating costs and expenses include the following (dollars in millions):

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                 -----------------------
                                                                                                 2009               2008
                                                                                                 ----               ----
       Expenses related to the marketing and quota-share
          agreements with Coventry........................................................      $ 8.0              $ 8.4
       Commission expense.................................................................        4.0                4.9
       Other operating expenses...........................................................       35.6               30.8
                                                                                                -----              -----

          Total...........................................................................      $47.6              $44.1
                                                                                                =====              =====

     Net realized investment losses fluctuate each period. During the first three months of 2009, net realized investment losses in this segment included $43.8 million of net gains from the sales of investments (primarily fixed maturities), net of $45.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2008, net realized investment losses in this segment included $1.9 million of net gains from the sales of investments (primarily fixed maturities), net of $21.2 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $.5 million and $(2.5) million in the first quarters of 2009 and 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Colonial Penn (dollars in millions)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                  ---------------------
                                                                                                  2009             2008
                                                                                                  ----             ----
Premium collections:
     Life.................................................................................       $ 47.0           $ 42.9
     Supplemental health..................................................................          1.9              2.3
                                                                                                -------           ------

       Total collections..................................................................       $ 48.9           $ 45.2
                                                                                                 ======           ======

Average liabilities for insurance products:
     Annuities-mortality based............................................................       $ 83.4           $ 87.2
     Health...............................................................................         19.7             21.5
     Life:
         Interest sensitive...............................................................         24.1             25.0
         Non-interest sensitive...........................................................        568.6            561.4
                                                                                                 ------           ------

           Total average liabilities for insurance
              products, net of reinsurance ceded..........................................       $695.8           $695.1
                                                                                                 ======           ======

Revenues:
     Insurance policy income..............................................................       $ 47.1           $ 44.4
     Net investment income:
       General account invested assets....................................................          9.8              9.7
       Trading account income related to reinsurer
         accounts.........................................................................          -                (.5)
     Fee revenue and other income.........................................................           .2               .3
                                                                                                 ------           ------

         Total revenues...................................................................         57.1             53.9
                                                                                                 ------           ------

Expenses:
     Insurance policy benefits............................................................         36.1             35.0
     Amounts added to annuity and interest-sensitive life
         product account balances.........................................................           .3               .3
     Amortization related to operations...................................................          8.4              7.4
     Other operating costs and expenses...................................................          7.2              7.5
                                                                                                 ------           ------

         Total expenses...................................................................         52.0             50.2
                                                                                                 ------           ------

Income before net realized investment gains (losses) and
   income taxes...........................................................................          5.1              3.7

       Net realized investment gains (losses).............................................           .1              (.6)
                                                                                                 ------           ------

Income before income taxes................................................................       $  5.2           $  3.1
                                                                                                 ======           ======

     Total premium collections were $48.9 million in the first quarter of 2009, up 8.2 percent from 2008. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in the 2009 period reflects the growth in this segment. See "Premium Collections" for further analysis.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.8 million in the first quarter of 2009, up 1.0 percent from 2008. The average balance of general account invested assets was $660.4 million and $678.9 million in the first quarters of 2009 and 2008, respectively. The average yield on these assets was
5.93 percent and 5.75 percent in the first quarters of 2009 and 2008, respectively.

     Trading account income related to reinsurer accounts represents the income on trading securities, which were designed to act as hedges for embedded derivatives related to a modified coinsurance agreement. The income on our trading account securities was designed to be substantially offset by the change in value of embedded derivatives related to a modified coinsurance agreement. As a result of the recapture of a modified coinsurance agreement in the fourth quarter of 2007, such trading account securities were sold in the first quarter of 2008.

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

     Other operating costs and expenses in our Colonial Penn segment decreased by 4.0 percent, to $7.2 million, in the first quarter of 2009 as compared to the same period in 2008.

     Net realized investment gains (losses) fluctuate each period. During the first three months of 2009, net realized investment gains (losses) in this segment included $3.2 million of net gains from the sales of investments (primarily fixed maturities), net of $3.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2008, net realized investment losses in this segment included $.3 million of net gains from the sales of investments (primarily fixed maturities), net of $.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
Premium collections:
     Annuities............................................................................    $   19.5           $   41.6
     Supplemental health..................................................................       146.2              158.5
     Life.................................................................................        64.4               71.9
                                                                                              --------           --------

       Total collections..................................................................    $  230.1           $  272.0
                                                                                              ========           ========

Average liabilities for insurance products:
     Annuities:
       Mortality based....................................................................    $  217.2           $  223.5
       Equity-indexed.....................................................................       836.5              889.9
       Deposit based......................................................................       688.8              788.4
       Separate accounts..................................................................        17.6               26.2
     Health...............................................................................     2,991.9            2,978.0
     Life:
       Interest sensitive.................................................................     2,906.2            2,963.0
       Non-interest sensitive.............................................................     1,360.2            1,420.7
                                                                                              --------           --------

         Total average liabilities for insurance products,
           net of reinsurance ceded.......................................................    $9,018.4           $9,289.7
                                                                                              ========           ========

Revenues:
   Insurance policy income................................................................    $  244.2           $  243.7
   Net investment income:
     General account invested assets......................................................       143.4              149.4
     Equity-indexed products..............................................................        (7.0)             (10.5)
     Trading account income related to policyholder and
       reinsurer accounts.................................................................        (2.3)              (4.2)
     Change in value of embedded derivatives related to
       modified coinsurance agreements....................................................          .2                1.4
   Fee revenue and other income...........................................................          .7                 .8
                                                                                              --------           --------

       Total revenues.....................................................................       379.2              380.6
                                                                                              --------           --------

Expenses:
   Insurance policy benefits..............................................................       214.1              209.1
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products.................................................        36.0               40.5
     Equity-indexed products..............................................................         (.2)               3.1
   Amortization related to operations.....................................................        36.8               30.2
   Interest expense on investment borrowings..............................................         5.2                5.8
   Other operating costs and expenses.....................................................        56.1               68.6
                                                                                              --------           --------

       Total expenses.....................................................................       348.0              357.3
                                                                                              --------           --------

Income before net realized investment gains (losses), net of
   related amortization and income taxes..................................................        31.2               23.3
                                                                                              --------           --------

   Net realized investment gains (losses).................................................         2.7               (9.1)
   Amortization related to net realized investment gains (losses).........................          .5                 .3
                                                                                              --------           --------

       Net realized investment gains (losses), net of related
         amortization.....................................................................         3.2               (8.8)
                                                                                              --------           --------

Income before income taxes................................................................    $   34.4           $   14.5
                                                                                              ========           ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits.........................................................      $122.7              $124.9
       Benefit ratio (a).................................................................       81.0%               79.5%

     Medicare supplement:
       Insurance policy benefits.........................................................       $31.9               $35.3
       Benefit ratio (a).................................................................       67.3%               65.8%

     Specified disease:
       Insurance policy benefits.........................................................       $71.3               $75.2
       Benefit ratio (a).................................................................       76.0%               81.7%
       Interest-adjusted benefit ratio (b)...............................................       42.2%               48.1%

     Long-term care:
       Insurance policy benefits.........................................................       $17.4               $12.1
       Benefit ratio (a).................................................................      210.1%              136.4%
       Interest-adjusted benefit ratio (b)...............................................      132.0%               66.4%

     Other:
       Insurance policy benefits.........................................................        $2.1                $2.3
       Benefit ratio(a)..................................................................       98.8%               87.5%

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

        These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from specified disease and long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

        assets backing the specified disease reserves was $31.7 million and $30.9 million in the three months ended March 31, 2009 and 2008, respectively. The investment income earned on the accumulated assets backing the long-term care reserves was $6.4 million and $6.2 million in the three months ended March 31, 2009 and 2008, respectively.

     Total premium collections were $230.1 million in the first quarter of 2009, down 15 percent from 2008. The decrease in collected premiums was primarily due to lower equity-indexed annuity sales as we changed the pricing of specific products and no longer emphasized the sale of certain products since the second half of 2007. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $9.0 billion in the first quarter of 2009, down 2.9 percent from 2008. The decrease in such liabilities was primarily due to a coinsurance transaction and policyholder redemptions and lapses exceeding new sales.

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

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $143.4 million in the first quarter of 2009, down 4.0 percent from 2008. The average balance of general account invested assets was $9.8 billion and $10.1 billion in the first quarters of 2009 and 2008, respectively. The average yield on these assets was 5.83 percent and 5.90 percent in the first quarters of 2009 and 2008, respectively.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment losses related to equity-indexed products were $4.8 million and $13.3 million in the first quarters of 2009 and 2008, respectively. Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(2.2) million and $2.8 million in the first quarters of 2009 and 2008, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

     Our results for the first quarters of 2009 and 2008 were affected by a reduction to earnings of $1.0 million and $2.0 million, respectively, related to equity-indexed annuity products (such variance primarily resulted from the change in the value of the embedded derivative related to future indexed benefits reported at estimated fair value in accordance with accounting requirements, including a $.8 million charge in the first quarter of 2008 related to the adoption of SFAS 157).

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

     Insurance margins (insurance policy income less insurance policy benefits) related to life products were $(4.2) million and $.3 million in the first three months of 2009 and 2008, respectively. Such fluctuations are primarily due to changes in mortality. Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits. Accordingly, the entire difference between our assumptions and actual experience is generally reflected in earnings in the period such differences occur. The margin in the first quarter of 2009 also reflected the release of liabilities for insurance products of $2.5 million in the first quarter of 2009 due to refinements in the calculation of such liabilities for a block of policies.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products were impacted by an increase in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $2.9 million and $2.0 million in the first three months of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 73.5 percent and 69.6 percent in the first three months of 2009 and 2008, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $15.4 million and $18.3 million in the first quarters of 2009 and 2008, respectively. Such decrease is primarily due to lower sales and higher incurred claims.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $22.5 million and $16.8 million in the first quarters of 2009 and 2008, respectively. The increase in margins in the 2009 period is primarily due to lower incurred claims.

     The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis. The benefit ratio on our long-term care policies was 210.1 percent and 136.4 percent in the first quarters of 2009 and 2008, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $(3.9) million and $3.0 million in the first quarters of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been
163.0 percent and 170.3 percent in 2009 and 2008, respectively. These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

incurred in prior periods and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 132.0 percent and 66.4 percent in the first three months of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve redundancies (deficiencies), our interest-adjusted benefit ratios would have been 84.8 percent and 100.4 percent in the first three months of 2009 and 2008, respectively.

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

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $36.0 million in the first quarter of 2009, down 11 percent from 2008. The decrease was primarily due to a smaller block of annuity business inforce due to lapses exceeding new sales in recent periods. The weighted average crediting rate for these products was 4.1 percent in both the first three months of 2009 and 2008. In addition, amounts added to policyholder account balances for annuity products in the first quarter of 2008 includes a $3.0 million out-of-period expense to reflect previously unrecognized benefits on certain annuity policies.

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

     During the first quarter of 2009, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of equity-indexed annuities. This block of business experienced higher than anticipated surrenders during the first quarter of 2009 and we have increased our expected surrender assumptions in future periods. These annuities also have a MVA feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped to historic lows. The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of the annuity block of Conseco Insurance Group to approximately break-even. We recognized additional

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

amortization of approximately $3.1 million in the first quarter of 2009, related to the actual and expected future changes in the experience of this block. We continue to hold insurance acquisition costs of approximately $140 million related to these products, which we determined are recoverable. Results for this block are expected to exhibit increased volatility in the future, because almost all of the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

     Interest expense on investment borrowings includes $5.1 million and $5.7 million of interest expense on collateralized borrowings in the first quarters of 2009 and 2008, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

     Other operating costs and expenses were $56.1 million in the first quarter of 2009, down 18 percent from 2008. Other operating costs and expenses include commission expense of $18.4 million and $20.0 million in the first quarters of 2009 and 2008, respectively. The decrease in expenses is due to lower litigation expenses and lower sales and marketing costs.

     Net realized investment gains (losses) fluctuate each period. During the first three months of 2009, net realized investment gains included $37.6 million of net gains from the sales of investments (primarily fixed maturities), net of $34.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2008, net realized investment losses included $4.7 million of net gains from the sales of investments (primarily fixed maturities), net of $13.8 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.5 million and $.3 million in the first quarters of 2009 and 2008, respectively.

Corporate Operations (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
Corporate operations:
    Interest expense on corporate debt......................................................   $(13.7)            $(18.5)
    Net investment income ..................................................................      -                  1.5
    Fee revenue and other income............................................................       .6                1.1
    Net operating results of variable interest entity.......................................      -                  1.5
    Expenses related to debt modification...................................................     (9.5)               -
    Other operating costs and expenses......................................................     (9.3)             (10.8)
                                                                                               ------             ------

      Loss before net realized investment losses and
        income taxes........................................................................    (31.9)             (25.2)

    Net realized investment losses..........................................................     (7.8)             (16.6)
                                                                                               ------             ------

      Loss before income taxes..............................................................   $(39.7)            $(41.8)
                                                                                               ======             ======

     Interest expense on corporate debt was impacted by: (i) lower interest rates on our Second Amended Credit Facility; and (ii) the issuance in November 2008 of the $125 million Senior Note due November 12, 2013 (the "Senior Note"). Our average corporate debt outstanding was $1,329.7 million and $1,195.5 million during the first three months of 2009 and 2008, respectively. The average interest rate on our debt was 3.2 percent and 5.2 percent during the first three months of 2009 and 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Expenses related to debt modification reflect fees incurred in conjunction with modifications to our Second Amended Credit Facility as further described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations."

     Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

     Net realized investment losses often fluctuate each period. During the first three months of 2009, net realized investment losses recognized by a VIE included: (i) $.5 million of net gains from the sale of investments; net of (ii) $8.3 million of writedowns due to other-than-temporary declines in value on certain securities. During the first three months of 2008, net realized investment losses in this segment included $11.2 million from the sale of investments (primarily fixed maturities) and $5.4 million of writedowns due to other-than-temporary declines in value of certain securities. All such realized investment losses and writedowns in the first quarter of 2008 related to investments held by a VIE.

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

     Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company ("A. M. Best"), S&P and Moody's Investor Services, Inc. ("Moody's") are "B (Fair)", "BB-" and "Ba2", respectively. For a description of these ratings and additional information on our ratings, see "Liquidity for Insurance Operations."

     We set premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies using assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, and the interest rate earned on our investment of premiums. We also consider historical claims

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                  ---------------------
                                                                                                  2009             2008
                                                                                                  ----             ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)............................................................     $ 73.1           $132.3
                                                                                                 ------           ------

     Other fixed (first-year)...............................................................      228.0             95.3
     Other fixed (renewal)..................................................................        1.0              1.1
                                                                                                 ------           ------
       Subtotal - other fixed annuities.....................................................      229.0             96.4
                                                                                                 ------           ------

       Total annuities......................................................................      302.1            228.7
                                                                                                 ------           ------

   Supplemental health:
     Medicare supplement (first-year).......................................................       19.7             19.1
     Medicare supplement (renewal)..........................................................      136.1            140.8
                                                                                                 ------           ------
       Subtotal - Medicare supplement.......................................................      155.8            159.9
                                                                                                 ------           ------
     Long-term care (first-year)............................................................        4.2             11.0
     Long-term care (renewal)...............................................................      141.7            145.6
                                                                                                 ------           ------
       Subtotal - long-term care............................................................      145.9            156.6
                                                                                                 ------           ------
     PDP and PFFS (first year)..............................................................       16.2             70.4
     PDP and PFFS (renewal).................................................................      103.0             46.0
                                                                                                 ------           ------
       Subtotal - PDP and PFFS..............................................................      119.2            116.4
                                                                                                 ------           ------
     Other health (first-year)..............................................................         .6               .4
     Other health (renewal).................................................................        2.3              2.2
                                                                                                 ------           ------
       Subtotal - other health..............................................................        2.9              2.6
                                                                                                 ------           ------

       Total supplemental health............................................................      423.8            435.5
                                                                                                 ------           ------

   Life insurance:
     First-year.............................................................................       16.8             18.5
     Renewal................................................................................       32.1             29.5
                                                                                                 ------           ------

       Total life insurance.................................................................       48.9             48.0
                                                                                                 ------           ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products.............................................................................      358.6            347.0
     Total renewal premium collections on insurance
       products.............................................................................      416.2            365.2
                                                                                                 ------           ------

       Total collections on insurance products..............................................     $774.8           $712.2
                                                                                                 ======           ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market through our career agents. Annuity collections in this segment increased 32 percent, to $302.1 million, in the first quarter of 2009, as compared to the same period in 2008. Premium collections from our equity-indexed products declined due to declines in the stock market. Premium collections from our fixed annuity products increased due to volatility in the financial markets which made these products more attractive to customers.

     Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products distributed through our career agents. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 2.6 percent, to $155.8 million, in the first quarter of 2009, as compared to the same period in 2008.

     Premiums collected on Bankers Life's long-term care policies decreased 6.8 percent, to $145.9 million, in the first quarter of 2009, as compared to the same period in 2008. Such decrease was attributable to: (i) a long-term care reinsurance agreement entered into in 2008; and (ii) higher lapses due to rate increases in recent periods.

     Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements with Coventry. In order to reduce the required statutory capital associated with the assumption of group PFFS business, we terminated two group policy quota-share agreements as of December 31, 2008 and will terminate the last agreement on June 30, 2009. Fluctuations in first-year and renewal premiums are generally due to the timing of the contracts we entered into with Coventry.

     Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment in the 2009 period was comparable to the same period in 2008.

Colonial Penn (dollars in millions)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
Premiums collected by product:

Life insurance:
     First-year..............................................................................   $ 9.2              $ 8.4
     Renewal.................................................................................    37.8               34.5
                                                                                                -----              -----

       Total life insurance..................................................................    47.0               42.9
                                                                                                -----              -----

Supplemental health (all of which are renewal premiums):
     Medicare supplement.....................................................................     1.7                2.1
     Other health............................................................................      .2                 .2
                                                                                                -----              -----

       Total supplemental health.............................................................     1.9                2.3
                                                                                                -----              -----

Collections on insurance products:

     Total first-year premium collections on insurance
       products..............................................................................     9.2                8.4
     Total renewal premium collections on insurance
       products..............................................................................    39.7               36.8
                                                                                                -----              -----

       Total collections on insurance products...............................................   $48.9              $45.2
                                                                                                =====              =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 9.6 percent, to $47.0 million, in the first quarter of 2009, compared to the same period in 2008. Graded benefit life products sold through our direct response marketing channel accounted for $44.7 million and $41.5 million of our total collected premiums in the first quarters of 2009 and 2008, respectively.

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

Conseco Insurance Group (dollars in millions):

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)..........................................................      $ 17.7            $ 38.2
     Equity-indexed (renewal).............................................................         1.4               1.8
                                                                                                ------            ------
       Subtotal - equity-indexed annuities................................................        19.1              40.0
                                                                                                ------            ------
     Other fixed (first-year).............................................................          .1               1.0
     Other fixed (renewal)................................................................          .3                .6
                                                                                                ------            ------
       Subtotal - other fixed annuities...................................................          .4               1.6
                                                                                                ------            ------

       Total annuities....................................................................        19.5              41.6
                                                                                                ------            ------

   Supplemental health:
     Medicare supplement (first-year).....................................................         1.5               2.8
     Medicare supplement (renewal)........................................................        41.3              50.3
                                                                                                ------            ------
       Subtotal - Medicare supplement.....................................................        42.8              53.1
                                                                                                ------            ------
     Specified disease (first-year).......................................................        10.2               9.4
     Specified disease (renewal)..........................................................        82.8              84.8
                                                                                                ------            ------
       Subtotal - specified disease.......................................................        93.0              94.2
                                                                                                ------            ------
     Long-term care (all of which is renewal).............................................         8.4               8.8
                                                                                                ------            ------
     Other health (all of which is renewal)...............................................         2.0               2.4
                                                                                                ------            ------

       Total supplemental health..........................................................       146.2             158.5
                                                                                                ------            ------

   Life insurance:
     First-year...........................................................................          .5                .7
     Renewal..............................................................................        63.9              71.2
                                                                                                ------            ------

       Total life insurance...............................................................        64.4              71.9
                                                                                                ------            ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products...........................................................................        30.0              52.1
     Total renewal premium collections on insurance
       products...........................................................................       200.1             219.9
                                                                                                ------            ------

       Total collections on insurance products............................................      $230.1            $272.0
                                                                                                ======            ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Annuities in this segment include equity-indexed and other fixed annuities sold through professional independent producers. Total annuity premiums collected in this segment totaled $19.5 million in the first quarter of 2009, compared to $41.6 million in the same period of 2008.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Collected premiums for this product totaled $19.1 million in the first quarter of 2009, compared to $40.0 million in the same period of 2008. Premium collections from our equity-indexed products have declined due to general declines in the stock market.

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

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 19 percent, to $42.8 million, in the first quarter of 2009, as compared to the same period in 2008. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products in the first quarter of 2009 were comparable to the same period in 2008.

     The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite. As a result, we expect this segment's long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

     Life products in the Conseco Insurance Group segment are sold through professional independent producers. Life premiums collected decreased 10 percent, to $64.4 million, in the first quarter of 2009, compared to the same period in 2008.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between March 31, 2009 and December 31, 2008, primarily reflect: (i) our net income for the three months ended March 31, 2009; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At March 31, 2009, we decreased the carrying value of such investments by $3.1 billion as a result of this fair value adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our capital structure as of March 31, 2009, and December 31, 2008, was as follows (dollars in millions):

                                                                              March 31,      December 31,
                                                                                2009             2008
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................  $ 1,310.5        $ 1,311.5

    Shareholders' equity:
       Common stock........................................................        1.9              1.9
       Additional paid-in capital..........................................    4,105.6          4,104.0
       Accumulated other comprehensive loss................................   (1,840.5)        (1,770.7)
       Accumulated deficit.................................................     (675.8)          (705.2)
                                                                             ---------        ---------

          Total shareholders' equity.......................................    1,591.2          1,630.0
                                                                             ---------        ---------

          Total capital....................................................  $ 2,901.7        $ 2,941.5
                                                                             =========        =========

     The following table summarizes certain financial ratios as of and for the three months ended March 31, 2009, and as of and for the year ended December 31, 2008:

                                                                                                March 31,     December 31,
                                                                                                  2009            2008
                                                                                                  ----            ----
Book value per common share...................................................................    $ 8.61         $ 8.82
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     18.57          18.41

Ratio of earnings to fixed charges............................................................      1.39X          1.01X

Debt to total capital ratios:
   Corporate debt to total capital (b)........................................................       45%            45%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       28%            28%

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

   (b) Such ratio differs from the debt to total capitalization ratio required by our Second Amended Credit Facility, primarily because the credit agreement ratio excludes accumulated other comprehensive income (loss) from total capital.

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

     One of the Company's insurance subsidiaries (Conseco Life) is a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings. At March 31, 2009, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings totaled $450.0 million as of March 31, 2009, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $535.5 million at March 31, 2009, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                     Interest rate
                       borrowed                  date                     at March 31, 2009
                       --------                  ----                     -----------------
                        $ 54.0              May 2012                   Variable rate - 1.251%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 1.414%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Liquidity of the Holding Companies

     We have significant indebtedness which will require over $165 million in cash to service in the next twelve months (including the additional interest expense required after the modification to our Second Amended Credit Facility described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations"). Pursuant to our Second Amended Credit Facility, we must maintain certain financial ratios. The levels of margin between the financial covenant requirements and our financial status, both at March 31, 2009, and the projected levels for the next twelve months, are relatively small and a failure to satisfy any of our financial covenants at the end of a fiscal quarter would trigger a default under our Second Amended Credit Facility. Achievement of our operating plans is a critical factor in having sufficient income and liquidity to meet our debt service requirements for the next twelve months and other holding company obligations and failure to do so would have material adverse consequences for the Company. These items are discussed further below.

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

     At March 31, 2009, CNO, CDOC (our wholly owned subsidiary and a guarantor under the Second Amended Credit Facility) and our other non-insurance subsidiaries held unrestricted cash of $104.3 million. Subsequent to March 31, 2009, we repaid $55 million borrowed under the revolving credit facility maturing on June 22, 2009. CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the legal ownership structure of Conseco's primary subsidiaries at March 31, 2009:

                       [OBJECT OMITTED] [GRAPHIC OMITTED]

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.9 million of additional surplus recognized due to the approval of a permitted practice by insurance regulators related to certain deferred tax assets as further described below in this section discussing actions we have taken to improve our capitalization and ratios). These types of dividends are referred to as "ordinary dividends". Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. These types of dividends are referred to as "extraordinary dividends". Each of the direct insurance subsidiaries of CDOC has negative earned surplus at March 31, 2009 as summarized below (dollars in millions):

                                                           Earned
                                                           surplus
                  Subsidiary of CDOC                     (deficit)(a)                Additional information
                  ------------------                     ------------                ----------------------
                 Conseco Life of Texas                   $(1,238.1)                              (b)
                 Washington National                      (1,112.0)                              (c)
                 Conseco Health                              (15.6)                              (d)

-------------
   (a) As calculated pursuant to the state insurance department of each company's domiciliary state.
   (b) During 2008, Conseco Life of Texas transferred the ownership of Senior Health, Washington National and Conseco Health to CDOC. As a result of this transaction, the $1,574.7 million of accumulated unrealized losses of Conseco Life of Texas' former subsidiaries were realized by Conseco Life of Texas, reducing its earned surplus to $(1,206.4) million at December 31, 2008, pursuant to the manner earned surplus is calculated under the regulations of the Texas Department of Insurance.
   (c) Pursuant to the regulations of the Illinois Division of Insurance, the accumulated earnings and losses of Washington National's subsidiaries are reflected in the earned surplus of Washington National. Conseco Life, a subsidiary of Washington National, incurred aggregate costs in excess of $265 million during the three years ended December 31, 2007 related to litigation regarding a change made in 2003 and 2004 in the manner cost of insurance charges are calculated for certain life insurance policies. In addition, significant dividend payments have been made from Washington National and its subsidiaries in the past which have increased its earned deficit, including payments made following significant reductions in the business of Washington National and its subsidiaries pursuant to a reinsurance transaction completed in 2007.
   (d) Based on our business plan, Conseco Health is not expected to pay any ordinary dividends.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     As described above, any current dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department. During the next twelve months, we are expecting our insurance subsidiaries to pay approximately $80.0 million of extraordinary dividends to CDOC ($25.0 million of which has been approved by the Texas Department of Insurance and paid in April 2009 and $55.0 million of which is expected to be approved by the Texas Department of Insurance and paid later in 2009 and in the first quarter of 2010). In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $46.1 million ($10.7 million of which has been approved by the Texas Department of Insurance and $35.4 million of which is expected to be approved by the Texas Department of Insurance and paid later in 2009 and in the first quarter of 2010). Although we believe the dividends and surplus debenture interest payments we are expecting to pay during 2009 and in the first quarter of 2010 are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and Conseco Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party. However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

     The insurance subsidiaries of CDOC receive funds to pay dividends from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) dividends received from subsidiaries (if applicable). At March 31, 2009, these subsidiaries had negative earned surplus as summarized below (dollars in millions):

                                                                     Earned
                                                                     surplus
                  Subsidiary of CDOC                              (deficit)(a)       Additional information
                  ------------------                              ------------       ----------------------
                 Subsidiaries of Conseco Life of Texas:
                    Bankers Life and Casualty Company               $ (33.1)                    (b)
                    Colonial Penn                                    (218.5)                    (c)

                 Subsidiaries of Washington National:
                    Conseco Insurance Company                           (.1)                    (d)
                    Conseco Life                                     (348.6)                    (e)

-------------
   (a) As calculated pursuant to the state insurance department of each company's domiciliary state.
   (b) Based on our 2009 business plan, Bankers Life and Casualty Company's earnings during 2009 are expected to result in a positive earned surplus later in the year, enabling it to pay ordinary dividends. Such ordinary dividend payments would be limited to the lesser of $57.8 million (10 percent of Bankers Life and Casualty Company's statutory capital and surplus balance at December 31, 2008) or its positive earned surplus balance.
   (c) For tax planning purposes, Colonial Penn paid dividends to its parent of $150 million during 2006. In addition, Colonial Penn issued a surplus debenture to CDOC in exchange for $160 million of cash. The 2006 dividend payment reduced Colonial Penn's earned surplus by $150 million (even though total capital and surplus increased by $10 million after the issuance of the surplus debenture). In 2007, Colonial Penn recaptured a block of traditional life business previously ceded to an unaffiliated insurer in 2002. The Company's earned surplus was reduced by $63 million as a result of the fee paid to recapture this business.
   (d) Based on our 2009 business plan, Conseco Insurance Company's 2009 earnings are expected to increase later in the year enabling it to pay ordinary dividends. Such ordinary dividend payments would be limited to the lesser of $18.7 million (Conseco Insurance Company's statutory net income for the year ended December 31, 2008) or its positive earned surplus balance.
   (e) We have no plans for Conseco Life to pay dividends to Washington National at any time in the foreseeable future.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o the potential adverse effects on Conseco's businesses from recent downgrades or further downgrades by rating agencies;

     o  our ability to achieve our operating plan;

     o the potential for continued declines in the bond, commercial mortgage loan and equity markets and the potential for further significant recognition of other-than-temporary impairments;

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the projected sources and uses of cash of CDOC and CNO during the twelve months ended March 31, 2010 (dollars in millions):

                                                 From our operations       From surplus           From
                                                or approved dividends   debenture interest    extraordinary
                                                and surplus debenture   payments requiring     dividends
                                                  interest payments       future approval  requiring approval    Total
                                                  -----------------       ---------------  ------------------    -----
Sources of holding company cash:
   Dividends from our insurance subsidiaries:
     Conseco Life of Texas........................    $ 25.0                  $  -                   $40.0      $ 65.0
     Washington National..........................       -                       -                     5.0         5.0
     Conseco Health...............................       -                       -                    10.0        10.0
   Surplus debenture interest.....................      10.7                    35.4                   -          46.1
   Administrative services and investment
     management fees..............................      57.5                     -                     -          57.5
   Investment recovery............................       5.9                     -                     -           5.9
                                                      ------                  ------                 -----      ------

     Total sources of cash expected to be available
       to service our debt and other obligations..      99.1                    35.4                  55.0       189.5
                                                      ------                  ------                 -----      ------

Uses of holding company cash:
   Debt service obligations of CNO and CDOC:
   Estimated interest payments (b)................      73.3                     -                     -          73.3
   Scheduled principal payments under
     our secured credit agreement.................       8.8                     -                     -           8.8
   Repayment of amounts borrowed under
     revolving credit facility maturing
     on June 22, 2009.............................      55.0                     -                     -          55.0
   Repayment of intercompany loan.................       3.5                     -                     -           3.5
   Fees and expenses to amend the Credit Facility.        .3                     -                     -            .3
   Scheduled principal payment under the
     Senior Note payable to Senior Health.........      25.0                     -                     -          25.0
   Corporate expense and other....................      31.4                     -                     -          31.4
                                                      ------                  ------                 -----      ------

     Total expected uses of cash..................     197.3                     -                     -         197.3
                                                      ------                  ------                 -----      ------

   Net expected increase (decrease) in cash.......     (98.2)                 $ 35.4                 $55.0        (7.8)
                                                                              ======                 =====
   Cash balance, beginning of period (a)..........     104.3                                                     104.3
                                                      ------                                                    ------

   Expected cash balance, end of period (a).......    $  6.1                                                    $ 96.5
                                                      ======                                                    ======

-------------
   (a) Includes cash balances of our other non-insurance subsidiaries, which are available to CDOC or CNO.
   (b) Includes additional interest expense required after the modification to our Second Amended Credit Facility on March 30, 2009, as further described below.

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

     In connection with the Transfer further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", the Company issued a $125.0 million Senior Note due November 12, 2013 payable to Senior Health. The Senior Note has a 6 percent interest rate; and requires annual principal payments of $25.0 million. Such amounts are expected to be funded by the Company's operating activities.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco agreed that it would not pay cash dividends on its common stock while any portion of the Senior Note remained outstanding.

     The Second Amended Credit Facility includes an $80.0 million revolving credit facility that can be used for general corporate purposes and that will mature on June 22, 2009. In October 2008, the Company borrowed $75.0 million under the revolving credit facility. The Company also requested borrowings of $5.0 million which were not funded. In December 2008, we repaid $20.0 million of the revolving facility and reduced the maximum amount available under the revolving facility to $60.0 million. At March 31, 2009, there was $55.0 million outstanding under the revolving facility (which was repaid in full in April
2009). The Company pays a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis. The revolving credit facility bears interest based on either a Eurodollar rate or a base rate in the same manner as the balance of the Second Amended Credit Facility.

     During the first three months of 2009, we made a scheduled principal payment totaling $2.2 million on our Second Amended Credit Facility. Also, during the first three months of 2009, we made a mandatory prepayment of $1.2 million based on the Company's excess cash flows at December 31, 2008, as defined in the Second Amended Credit Facility. The scheduled repayment of our direct corporate obligations (including payments required under the Second Amended Credit Facility, (including the revolving credit facility), the Senior Note and the Debentures) is as follows (dollars in millions):

           Remainder of 2009..............................  $   86.6 (a)
           2010...........................................     326.8 (b)
           2011...........................................      33.7
           2012...........................................      33.8
           2013...........................................     845.5
                                                            --------

                                                            $1,326.4
                                                            ========

--------------
   (a) This amount includes $55.0 million which was outstanding at March 31, 2009, under the revolving facility portion of our Second Amended Credit Facility. Such amount was repaid in full in April 2009.
   (b) Holders of our Debentures have the right to require the Company to repurchase their Debentures for cash on September 30, 2010. This amount assumes that all holders of our Debentures exercise that right.

     Pursuant to our Second Amended Credit Facility, we agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The Second Amended Credit Facility also requires that the Company's annual audited consolidated financial statements be accompanied by an opinion, from a nationally-recognized independent public accounting firm, stating that such audited consolidated financial statements present fairly, in all material respects, the financial position and results of operations of the Company in conformity with GAAP for the periods indicated. Such opinion shall not include an explanatory paragraph regarding the Company's ability to continue as a going concern or similar qualification. Although we were in compliance with the provisions of the Second Amended Credit Facility as of March 31, 2009, these provisions represent significant restrictions on the manner in which we may operate our business. If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, no assurance can be given that we would have sufficient liquidity to repay our bank indebtedness in full or any of our other debts.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) certain equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, of $1.2 million, was paid in March 2009). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Under our Second Amended Credit Facility, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders.

     The following summarizes the financial ratios and amounts that we are required to meet or maintain under our Second Amended Credit Facility as of March 31, 2009:

                                   Covenant under the
                                     Second Amended                                               Margin for
                                   Credit Facility as                 Balance or           adverse development from
                                       amended on                     ratio as of               March 31, 2009
                                     March 30, 2009                 March 31, 2009                  levels
                                     --------------                 --------------                  ------
Aggregate risk-based
    capital ratio...........    Greater than or equal to                  230%            Reduction to statutory capital
                                200% from March 31, 2009                                  and surplus of approximately
                                through June 30, 2010 and                                 $169 million, or an increase
                                thereafter, greater than 250%                             to the risk-based capital of
                                (the same ratio required by                               approximately $85 million.
                                the facility prior to the
                                amendment).

Combined statutory
    capital and surplus.....    Greater than $1,100 million             $1,301            Reduction to combined
                                from March 31, 2009 through                               statutory capital and surplus
                                June 30, 2010 and thereafter,                             of approximately $201 million.
                                $1,270 million (the same amount
                                required by the facility prior
                                to the amendment).

Debt to total capitalization
    ratio...................    Not more than 32.5% from                 27.9%            Reduction to shareholders'
                                March 31, 2009 through                                    equity of approximately $672
                                June 30, 2010 and thereafter,                             million or additional debt of
                                not more than 30% (the same                               $324 million.
                                ratio required by the facility
                                prior to the amendment).

Interest coverage ratio.....    Greater than or equal to 1.50          3.07 to 1          Reduction in cash flows to
                                to 1 for rolling four quarters                            the holding company of
                                from March 31, 2009 through                               approximately $80 million.
                                June 30, 2010 and thereafter,
                                2.00 to 1 (the same ratio
                                required by the facility prior
                                to the amendment).

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     The amendment prohibits the Company from redeeming or purchasing the Debentures with cash from sources other than those described in the previous paragraph. As a result, without a further amendment of the Second Amended Credit Facility or a waiver from the lenders, the Company will not be able to make any payments to the holders of the Debentures on September 30, 2010 (assuming the holders of the Debentures elect to exercise their right to require the Company to repurchase their Debentures for cash on that date). The amendment permits the Company to amend, modify or refinance the Debentures so long as such new indebtedness complies with the restrictions set forth in the previous paragraph.

     In addition, pursuant to the terms of the amended debt agreement, the agent (acting on behalf of the lenders) has the right to appoint a financial advisor at the Company's expense to, among other things, review financial projections and other financial information prepared by or on behalf of the Company, perform valuations of the assets of the Company and take other actions as are customary or reasonable for an advisor acting in such capacity. The agent has recently informed us that they have appointed a financial advisor.

     Pursuant to GAAP, the amendment to the Second Amended Credit Facility is required to be accounted for in accordance with SFAS 15. Accordingly, the effects of the modifications will be accounted for prospectively from March 31, 2009, and we will not change the carrying amount of the Second Amended Credit Facility as a result of the modifications. However, the $9.5 million of fees incurred in conjunction with the modifications of the facility were expensed in the first quarter of 2009.

     Our life insurance subsidiaries are subject to risk-based capital requirements. As described above, our Second Amended Credit Facility contains certain financial covenants which are based on our aggregate risk-based capital. The recent unprecedented economic and market conditions have both reduced the statutory capital of our insurance subsidiaries and increased the risk-based capital requirements of our insurance subsidiaries as further discussed below:

     o We have incurred realized investment losses and investment valuation adjustments that reduced capital and surplus. For example, during the first quarter of 2009, we incurred net capital losses and recognized changes in unrealized losses in statutory capital pursuant to statutory accounting practices of approximately $81 million. These losses resulted in a reduction to our aggregate risk-based capital ratio of 14 percentage points.

     o We have had adverse experience related to certain commercial mortgage loans which has resulted in an increase to our aggregate required risk-based capital. In the second quarter of 2008, we began foreclosure proceedings on two delinquent commercial mortgage loans. Pursuant to statutory rules and regulations which are followed to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

        determine the amount of required risk-based capital, our insurance subsidiaries are required to apply a "mortgage experience adjustment factor" to the entire portfolio of commercial mortgage loans based, in large part, on a comparison of our default and loss experience to the aggregate industry default and loss experience. The calculation is extremely sensitive to slight variations in our experience. For example, during the first quarter of 2009, our minimum aggregate required risk-based capital increased by approximately $17 million due to these requirements. The establishment of additional required risk-based capital related to the mortgage experience adjustment factor resulted in a reduction to the aggregate risk-based capital ratio of 6 percentage points in the first quarter of 2009.

     o Certain of our fixed maturity investments have been subject to downgrades by nationally recognized statistical rating organizations, which have resulted in an increase to our aggregate required risk-based capital. Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply factors to the carrying value of their fixed maturity investments which increase required risk-based capital based on current ratings of nationally recognized statistical rating organizations. Significant ratings downgrades increase these capital requirements. For example, during the first quarter of 2009 our required aggregate risk-based capital increased by approximately $21 million as a result of downgrades of certain of our fixed maturity investments. These downgrades resulted in a reduction to the aggregate risk-based capital ratio of 7 percentage points.

     We continue to take capital management actions to improve our capitalization and ratios and/or to improve our liquidity. In addition, our insurance subsidiaries have generated statutory operating income, excluding capital losses. During the first quarter of 2009, our insurance subsidiaries recognized a net operating gain of $39.9 million (excluding capital losses). This gain resulted in an increase to our aggregated risk-based capital ratio of 7 percentage points.

     The Company's management believes there are additional actions that may be taken in 2009 to improve the capitalization and aggregate risked-based capital ratio including, but not limited to the sale of certain securities in our portfolio and entry into additional reinsurance arrangements. Such additional actions that may be taken in the future are not reflected in our current 2009 operating plan or the projected sources and uses of cash summarized above. There can be no assurance that such actions can be completed on acceptable terms or that the completion of any such actions would not result in other adverse effects such as the reduction of future profitability of the Company.

     Our financial condition and ratings, the degree of our leverage, the current credit market conditions and the restrictions in our Second Amended Credit Facility present issues which could have material adverse consequences to us, including the following: (i) the Second Amended Credit Facility places severe limitations on our ability to make principal payments to the holders of the Debentures and without an amendment of our Second Amended Credit Facility (or the consent of the lenders) or a modification of our obligations under the Debentures, we would be in default of our obligations to the holders of the Debentures should they exercise their right to require the Company to repurchase their Debentures for cash on September 30, 2010, (ii) our ability to obtain additional financing is limited; (iii) all of our projected cash flow from the operations of our holding companies will be required to be used for the payment of interest expense and principal repayment obligations; (iv) the ability of our holding companies to receive cash dividends and surplus debenture interest payments from our insurance subsidiaries is subject to regulatory approval; (v) any new financing or any refinancing or modifications of our current indebtedness will likely be available only at interest rates that are significantly higher than we are currently paying; and (vi) our ability to compete in certain markets and to sell certain products is severely limited by our current financial condition and ratings.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     We believe that the existing cash available to CNO, the cash flows to be generated from operations and the other transactions summarized above will be sufficient to allow us to meet our debt obligations through the next twelve months. Our cash flow may be affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions. We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------


     INVESTMENTS

     At March 31, 2009, the amortized cost, gross unrealized gains and losses and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                       Gross          Gross      Estimated
                                                                         Amortized  unrealized     unrealized      fair
                                                                           cost        gains         losses        value
                                                                           ----        -----         ------        -----
Investment grade (a):
   Corporate securities...........................................     $12,271.5         $29.9     $(1,925.7)    $10,375.7
   United States Treasury securities and obligations of
     United States government corporations and agencies...........         398.3           8.6          (1.1)        405.8
   States and political subdivisions..............................         449.0           1.5         (58.3)        392.2
   Debt securities issued by foreign governments..................           4.8            .1           (.6)          4.3
   Asset-backed securities........................................         263.6           -           (73.7)        189.9
   Collateralized debt obligations................................         120.4           -           (23.3)         97.1
   Commercial mortgage-backed securities..........................         835.4           -          (262.6)        572.8
   Mortgage pass-through securities...............................          71.3           2.2           (.1)         73.4
   Collateralized mortgage obligations............................       1,927.6          35.5        (233.3)      1,729.8
                                                                       ---------         -----     ---------     ---------

       Total investment grade actively managed fixed
         maturities...............................................      16,341.9          77.8      (2,578.7)     13,841.0
                                                                       ---------         -----     ---------     ---------

Below-investment grade:
   Corporate securities...........................................       1,682.6            .1        (404.2)      1,278.5
   States and political subdivisions..............................           4.8           -            (1.6)          3.2
   Debt securities issued by foreign governments..................           4.2           -            (1.3)          2.9
   Asset-backed securities........................................          38.1           -           (24.6)         13.5
   Collateralized debt obligations................................          11.8           -            (6.9)          4.9
   Commercial mortgage-backed securities..........................          35.7           -           (17.1)         18.6
   Collateralized mortgage obligations............................         418.9           -          (184.7)        234.2
                                                                       ---------         -----     ---------     ---------

       Total below-investment grade actively
          managed fixed maturities................................       2,196.1            .1        (640.4)      1,555.8
                                                                       ---------         -----     ---------     ---------

   Total actively managed fixed maturities........................     $18,538.0         $77.9     $(3,219.1)    $15,396.8
                                                                       =========         =====     =========     =========

Equity securities.................................................         $30.7          $2.8         $(1.0)        $32.5
                                                                           =====          ====         =====         =====

---------------
   (a) Investment ratings - The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners (the "NAIC") evaluates fixed maturity investments for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC ratings are similar to the rating agency descriptions of the Nationally Recognized Statistical Rating Organization ("NRSROs"). NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch Ratings ("Fitch")). NAIC Designations of "3" through "6" are referred to as below investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch). As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, our fixed maturities generally include securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of the SVO ratings, the classification of these securities by NAIC Designation is based on the expected ratings as determined by the Company. References to investment grade or below investment grade throughout our consolidated financial statements are based on NAIC Designations.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of March 31, 2009 (dollars in millions):

                                                                                                              Percent of
                                                                                                Gross            gross
                                                                            Percent of       unrealized       unrealized
                                                       Carrying value    fixed maturities      losses           losses
                                                       --------------    ----------------      ------           ------
   Collateralized mortgage obligations...............      $ 1,964.0           12.8%         $  (418.0)           13.0%
   Energy/pipelines..................................        1,562.4           10.2             (256.4)            8.0
   Utilities.........................................        1,495.7            9.7             (193.0)            6.0
   Food/beverage.....................................        1,051.4            6.8              (97.1)            3.0
   Healthcare/pharmaceuticals........................          895.9            5.8              (77.9)            2.4
   Banks.............................................          685.0            4.4             (330.7)           10.3
   Insurance.........................................          636.6            4.1             (297.2)            9.2
   Cable/media.......................................          594.0            3.9             (132.9)            4.1
   Commercial mortgage-backed securities.............          591.4            3.8             (279.7)            8.7
   Real estate/REITs.................................          485.8            3.2             (170.5)            5.3
   Telecom...........................................          453.2            2.9              (65.6)            2.0
   Capital goods.....................................          435.1            2.8              (82.7)            2.6
   Aerospace/defense.................................          408.6            2.7              (21.1)             .7
   United States Treasury securities and obligations
     of United States government corporations and
     agencies........................................          405.8            2.6               (1.1)            -
   Brokerage.........................................          397.4            2.6             (106.1)            3.3
   States and political subdivisions.................          395.4            2.6              (59.9)            1.9
   Transportation....................................          374.4            2.4              (41.8)            1.3
   Building materials................................          291.6            1.9              (90.0)            2.8
   Technology........................................          222.0            1.5              (29.5)             .9
   Asset-backed securities...........................          203.4            1.3              (98.3)            3.0
   Consumer products.................................          173.8            1.1              (28.7)             .9
   Other.............................................        1,673.9           10.9             (340.9)           10.6
                                                           ---------          -----          ---------           -----

      Total actively managed fixed maturities........      $15,396.8          100.0%         $(3,219.1)          100.0%
                                                           =========          =====          =========           =====

     Below-Investment Grade Securities

     At March 31, 2009, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,196.1 million, or 12 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,555.8 million, or 71 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $364.8 million and an estimated fair value of $269.5 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company. See "Investment in Variable Interest Entity" concerning the Company's investment in the VIE.

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

     Net Realized Investment Gains (Losses)

     During the first three months of 2009, we recognized net realized investment losses of $6.9 million, which were comprised of $85.1 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.6 billion, net of $92.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($108.1 million, prior to the $16.1 million of impairment losses recognized through other comprehensive loss). During the first three months of 2008, we recognized net realized investment losses of $4.3 million from the sales of investments (primarily fixed maturities) with proceeds of $1.9 billion, and $41.3 million of writedowns of investments for other than temporary declines in fair value. At March 31, 2009, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $3.4 million and a carrying value of $.9 million. At March 31, 2009, we had mortgage loans with an aggregate carrying value of $7.6 million that were 90 days or more past due as to the payment of principal or interest.

     During the three months ended March 31, 2009, we sold $93.6 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $4.3 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further;
(iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. During the first three months of 2009, we sold two investments at a loss which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis. Such investments were continuously in an unrealized loss position for less than six months prior to sale and had an amortized cost and estimated fair value of $.8 million and $.4 million, respectively.

     We regularly evaluate our investments for possible impairment. Our assessment of whether unrealized losses are "other than temporary" requires significant judgment. Factors considered include: (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium;
(iv) the near-term prospects for fundamental improvement in specific circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our intent not to sell an impaired investment before its recovery occurs; (viii) whether it is more likely than not that we will be required to sell the investment before recovery occurs; (ix) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;
(x) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (xi) other subjective factors.

     Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio. Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

     During the first quarter of 2009, we adopted FSP FAS 115-2, which changes the recognition and presentation of other-than-temporary impairments. Refer to the note to the consolidated financial statements entitled "Recently Issued Accounting Standards - Adopted Accounting Standards" for additional information. The recognition provisions within FSP FAS 115-2 apply only to our actively managed fixed maturity investments.

     Impairment losses on equity securities are recognized in net income. The manner in which impairment losses on actively managed fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in other comprehensive loss.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity. As of March 31, 2009, other-than-temporary impairments included in other comprehensive loss of $25.3 million (before taxes and related amortization) relate only to asset-backed securities (including collateralized debt obligations and collateralized mortgage obligations).

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2009, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as "structured securities". Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
Due in one year or less.................................................................     $    41.7      $    40.4
Due after one year through five years...................................................       1,501.9        1,284.1
Due after five years through ten years..................................................       4,355.8        3,594.3
Due after ten years.....................................................................       7,308.5        5,896.3
                                                                                             ---------      ---------

   Subtotal.............................................................................      13,207.9       10,815.1

Structured securities...................................................................       2,872.4        2,046.1
                                                                                             ---------      ---------

   Total................................................................................     $16,080.3      $12,861.2
                                                                                             =========      =========

     The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2009 (dollars in millions):

                                                  Number            Cost           Unrealized        Estimated
         Period                                 of issuers          basis             loss          fair value
         ------                                 ----------          -----             ----          ----------
         Less than 6 months.................        155             $365.3           $(134.9)          $230.4

         Greater than or equal to
           6 months and less
           than 12 months...................        121              854.4            (384.6)           469.8

         Greater than 12 months.............         26               69.6             (49.1)            20.5

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of March 31, 2009 (dollars in millions):

                                                                                     Below -
                                                   Investment grade              investment grade        Total gross
                                                 --------------------      --------------------------     unrealized
                                                 NAIC 1        NAIC 2      NAIC 3    NAIC 4 and below      losses
                                                 ------        ------      ------    ----------------      ------
       Collateralized mortgage obligations..    $  215.7     $   17.6       $117.5        $ 67.2        $  418.0
       Banks................................       239.6         46.1         39.3           5.7           330.7
       Insurance............................       163.1        125.7          -             8.4           297.2
       Commercial mortgage-backed
         securities.........................       168.6         94.0          9.6           7.5           279.7
       Energy/pipelines.....................        40.1        200.1         10.4           5.9           256.5
       Utilities............................        46.3        133.6          4.9           8.2           193.0
       Real estate/REITs....................        15.3        144.0          8.1           3.1           170.5
       Cable/media..........................        17.4         77.1          8.9          29.4           132.8
       Brokerage............................        72.2         32.7          -             1.2           106.1
       Food/beverage........................        25.0         60.9          4.2           7.0            97.1
       Asset-backed securities..............        45.3         28.4          5.1          19.5            98.3
       Building materials...................          .1         38.8         43.8           7.3            90.0
       Capital goods........................        37.1         33.9          6.2           5.5            82.7
       Healthcare/pharmaceuticals...........        34.4         29.9          4.0           9.6            77.9
       Telecom..............................        23.9         23.6         16.9           1.2            65.6
       States and political subdivisions....        21.8         36.5          1.6           -              59.9
       Transportation.......................         2.9         37.7          -             1.2            41.8
       Entertainment/hotels.................         -           21.8         13.4           6.2            41.4
       Retail...............................         4.9         19.9          6.0          10.1            40.9
       Collateralized debt obligations......        13.4          9.9          -             6.9            30.2
       Technology...........................         8.4          8.5          6.7           5.8            29.4
       Consumer products....................         5.1         14.8          -             8.8            28.7
       Chemicals............................         1.5         12.7          4.3           9.3            27.8
       Paper................................         -            9.6         11.8           5.2            26.6
       Metals and mining....................         3.6         15.1          4.8            .4            23.9
       Gaming...............................         -            -            -            22.8            22.8
       Aerospace/defense....................         5.7         10.2          4.2           1.0            21.1
       Autos................................         3.3          -             .7          14.2            18.2
       Textiles.............................         7.6           .2           .3           2.4            10.5
       Foreign governments..................          .6          -            1.3           -               1.9
       U.S. Treasury and Obligations........         1.1          -            -             -               1.1
       Mortgage pass-through securities.....          .1          -            -             -                .1
       Other................................         9.4         61.9         13.5          11.9            96.7
                                                --------     --------       ------        ------        --------

         Total actively managed fixed
           maturities.......................    $1,233.5     $1,345.2       $347.5        $292.9        $3,219.1
                                                ========     ========       ======        ======        ========

     At March 31, 2009, we held seven individual non-investment grade collateralized mortgage-backed securities that had a cost basis of $332.9 million, an estimated fair value of $165.1 million and unrealized losses of $167.8 million. As of March 31, 2009, these securities had been in an unrealized loss position exceeding 20 percent of cost for three to eight months. We also held one asset-backed security that had a cost basis of $27.5 million, an estimated fair value of $8.0 million and an unrealized loss of $19.5 million at March 31, 2009. This security had been in an unrealized loss position exceeding 20 percent of cost for over one year. These securities are senior tranches in their respective securitization structures which hold standard and Alt-A residential mortgages originating in 2006 and 2007. These securities were rated NAIC 3 and NAIC 4 at March 31, 2009. Given current market conditions, limited trading of these securities and recent rating actions, the estimated fair value of these securities has declined. We believe the decline is largely due to widening credit spreads and high premium for liquidity that existed at March 31, 2009. We have examined the performance of the underlying collateral and expect that our investments will continue to perform in accordance with the contractual terms.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, we may sell securities at a gain or a loss to enhance the total return of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2009 (dollars in millions):

                                           Less than 12 months       12 months or greater             Total
                                          ---------------------      ---------------------     ---------------------
                                          Estimated                  Estimated                 Estimated
                                            fair     Unrealized        fair     Unrealized      fair      Unrealized
     Description of securities              value      losses          value      losses        value       losses
     -------------------------              -----      ------          -----      ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $   11.7     $   (.9)    $    1.6    $     (.2)     $    13.3    $    (1.1)

     States and political subdivisions.      106.4       (14.4)       230.0        (45.5)         336.4        (59.9)

     Debt securities issued by
        foreign governments............        -           -            6.2         (1.9)           6.2         (1.9)

     Corporate securities..............    4,366.2      (469.7)     6,093.0     (1,860.2)      10,459.2     (2,329.9)

     Asset-backed securities...........       55.5        (9.1)       147.0        (89.2)         202.5        (98.3)
     Collateralized debt obligations...       50.1       (16.7)        39.4        (13.5)          89.5        (30.2)
     Commercial mortgage-backed
        securities.....................      137.7       (18.0)       452.1       (261.7)         589.8       (279.7)
     Mortgage pass-through securities..        5.5         (.1)          .1          -              5.6          (.1)
     Collateralized mortgage
        obligations....................      199.4       (10.2)       959.3       (407.8)       1,158.7       (418.0)
                                          --------     -------     --------    ---------      ---------    ---------
     Total actively managed
        fixed maturities...............   $4,932.5     $(539.1)    $7,928.7    $(2,680.0)     $12,861.2    $(3,219.1)
                                          ========     =======     ========    =========      =========    =========

     Equity securities.................       $7.2       $(1.0)      $  -         $  -             $7.2        $(1.0)
                                              ====       =====       ======       ======           ====        =====

     Based on management's current assessment of investments with unrealized losses at March 31, 2009, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

     Structured Securities

     At March 31, 2009, fixed maturity investments included $2.9 billion of structured securities (or 19 percent of all fixed maturity securities). The yield characteristics of structured securities differ in some respects from those of traditional fixed-

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

     For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in the first three months of 2009.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2009 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $   98.9      $   77.8    $   62.0
4 percent - 5 percent...............................................................      348.9         345.8       353.6
5 percent - 6 percent...............................................................    2,310.7       2,270.1     1,801.2
6 percent - 7 percent...............................................................      828.9         764.0       536.4
7 percent - 8 percent...............................................................      193.1         188.5       125.5
8 percent and above.................................................................       77.2          76.6        55.5
                                                                                       --------      --------    --------

       Total structured securities..................................................   $3,857.7      $3,722.8    $2,934.2
                                                                                       ========      ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at March 31, 2009, summarized by type of security, were as follows (dollars in millions):

                                                                                                Estimated fair value
                                                                                              -----------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                          cost            Amount       maturities
----                                                                          ----            ------       ----------
Pass-throughs, sequential and equivalent securities.......................   $1,318.3         $1,228.6         8.0%
Planned amortization class, target amortization class and
   accretion-directed bonds...............................................      993.6            729.1         4.7
Commercial mortgage-backed securities.....................................      871.1            591.4         3.9
Asset-backed securities...................................................      301.7            203.4         1.3
Collateralized debt obligations...........................................      132.2            102.0          .7
Other.....................................................................      105.9             79.7          .5
                                                                             --------         --------        ----

       Total structured securities........................................   $3,722.8         $2,934.2        19.1%
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

     Structured Securities Collateralized by Sub Prime Residential Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $43.7 million and a book value of $79.2 million at March 31, 2009. These securities represent .2 percent of our consolidated investment portfolio. Of these securities, $32.1 million (73 percent) were rated NAIC 1, $6.1 million (14 percent) were rated NAIC 2, $5.4 million (12 percent) were rated NAIC 3 and $.1 million (1 percent) were rated NAIC 5. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007. At March 31, 2009, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $4.9 million extended in 2007.

     Securities Lending

     The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time. We maintain ownership of the loaned securities. We require collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by the lending agent in accordance with our guidelines. The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of March 31, 2009 and December 31, 2008, the fair value of the loaned securities was $244.7 million and $389.3 million, respectively. As of March 31, 2009 and December 31, 2008, the Company had received collateral of $256.4 million and $408.8 million, respectively. Income generated from the program, net of expenses is recorded as net investment income and totaled $.4 million and $.7 million in the first three months of 2009 and 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENT IN VARIABLE INTEREST ENTITY

     Fall Creek is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek will be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. The investment borrowings were issued pursuant to an indenture between Fall Creek and a trustee. The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio was not met and the indenture was amended. As a result of the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $88.0 million. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances) all of which was contributed in 2008. In addition, the indenture was amended and restated in November 2008, to change certain terms related to the investment borrowings, cease future reinvesting activities of Fall Creek, provide for an additional investment in Fall Creek and remove the provision related to threshold ratios. In conjunction with the amendment and restatement of the indenture, Fall Creek repaid $17.5 million of investment borrowings and the Company purchased: (i) $25.2 million of borrowings previously held by others; and (ii) $9.7 million of newly issued borrowings of Fall Creek. Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017. An $8.9 million repayment was made in the first quarter of 2009 based on such excess cash flows. The Company has no further commitments to Fall Creek. The carrying value of our investment in Fall Creek was $77.7 million and $83.5 million at March 31, 2009 and December 31, 2008, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46 (R), after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                                                                                               March 31,     December 31,
                                                                                                 2009            2008
                                                                                                 ----            ----
       Assets:
          Actively managed fixed maturities..................................................   $277.8         $ 269.7
          Cash and cash equivalents - restricted.............................................      4.4             4.8
          Accrued investment income..........................................................      1.6             2.8
          Other assets.......................................................................      6.1             7.2
                                                                                               -------         -------

              Total assets...................................................................   $289.9         $ 284.5
                                                                                                ======         =======

       Liabilities:
          Other liabilities..................................................................   $  9.2         $   7.8
          Investment borrowings due to others................................................    297.6           306.5
          Investment borrowings due to the Company...........................................     81.9            81.9
                                                                                                ------         -------

              Total liabilities..............................................................    388.7           396.2
                                                                                                ------         -------

       Equity (deficit):
          Capital provided by the Company....................................................     16.6            16.6
          Capital provided by others.........................................................      3.8             3.8
          Accumulated other comprehensive loss...............................................    (95.8)         (118.4)
          Accumulated deficit................................................................    (23.4)          (13.7)
                                                                                                ------         -------

              Total deficit..................................................................    (98.8)         (111.7)
                                                                                                ------         -------

              Total liabilities and deficit..................................................   $289.9         $ 284.5
                                                                                                ======         =======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
       Revenues:
          Net investment income - deposit accounts..........................................     $ 4.3            $  7.9
          Fee revenue and other income......................................................        .1                .2
                                                                                                 -----            ------

              Total revenues................................................................       4.4               8.1
                                                                                                 -----            ------

       Expenses:
          Interest expense..................................................................       4.3               6.5
          Other operating expenses..........................................................        .1                .1
                                                                                                 -----            ------

              Total expenses................................................................       4.4               6.6
                                                                                                 -----            ------

              Income before net realized investment
                losses and income taxes.....................................................       -                 1.5

       Net realized investment losses.......................................................      (7.8)            (16.6)
                                                                                                 -----            ------

              Loss before income taxes......................................................     $(7.8)           $(15.1)
                                                                                                 =====            ======

     During the first three months of 2009, net realized investment losses included: (i) $.5 million of net gains from the sales of investments; net of
(ii) $8.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first three months of 2008, net realized investment losses included: (i) $11.2 million of net losses from the sales of investments; and (ii) $5.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     RESULTS OF DISCONTINUED OPERATIONS

     As further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", the long-term care business of Senior Health is reflected as a discontinued operation in all periods presented. The following summarizes the operating results of our discontinued operations (dollars in millions):

                                                                                       Three months ended
                                                                                         March 31, 2008
                                                                                       ------------------
Premium collections (all of which are renewal premiums):
     Long-term care.....................................................................     $   67.0
                                                                                             ========

Average liabilities for insurance products, net of reinsurance ceded:
     Long-term care.....................................................................     $2,929.4
                                                                                             ========

Revenues:
     Insurance policy income............................................................     $   66.1
     Net investment income on general account invested assets...........................         43.7
                                                                                             --------

         Total revenues.................................................................        109.8
                                                                                             --------

Expenses:
     Insurance policy benefits..........................................................         90.1
     Amortization related to operations.................................................          5.3
     Other operating costs and expenses.................................................         15.7
                                                                                             --------

         Total benefits and expenses....................................................        111.1
                                                                                             --------

   Loss before net realized investment gains and income taxes...........................         (1.3)

     Net realized investment gains......................................................          2.0
                                                                                             --------

   Income before income taxes...........................................................     $     .7
                                                                                             ========

Health benefit ratios:
       Insurance policy benefits........................................................        $90.1
       Benefit ratio (a)................................................................       136.3%
       Interest-adjusted benefit ratio (b)..............................................        70.2%

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

        These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

        the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our discontinued operations was $43.7 million in the first three months of 2008.

     Total premium collections were $67.0 million in the first three months of 2008. We ceased marketing this long-term care business in 2003.

     Average liabilities for insurance products, net of reinsurance ceded were approximately $2.9 billion the first three months of 2008.

     Insurance policy income is comprised of premiums earned on these long-term care policies.

     Net investment income on general account invested assets was $43.7 million the first three months of 2008. The average balance of general account invested assets was $3.0 billion in the first three months of 2008. The average yield on these assets was 5.86 percent the first three months of 2008.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits were $90.1 million the first three months of 2008.

     The benefit ratio on this block of business was 136.3 percent the first three months of 2008. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $10.2 million in the first three months of 2008. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 151.7 percent in the first three months of 2008. These ratios reflect the significantly higher level of incurred claims experienced in 2007 and 2006 resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 70.2 percent in the first three months of 2008. Excluding the effects of prior year claim reserve redundancies, our interest-adjusted benefit ratios would have been 85.6 percent in the first three months of 2008.

     This long-term care business was issued by Senior Health prior to its acquisition by our Predecessor in 1996. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In addition, there has been an increase in the incidence and duration of claims in recent periods. This adverse experience is reflected in the higher insurance policy benefits experienced in recent periods.

     In each quarterly period, we calculated our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period. Our actuaries estimated

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Amortization related to operations includes amortization of insurance acquisition costs. Amortization of insurance acquisition costs generally corresponds with changes in lapse experience.

     Other operating costs and expenses were $15.7 million in the first three months of 2008. Other operating costs and expenses, excluding commission expenses, for this segment were $8.7 million in the first three months of 2008.

     Net realized investment gains (losses) fluctuated each period. During the first three months of 2008, net realized investment losses included $2.0 million of net gains from the sales of investments (primarily fixed maturities).

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the first three months of 2009 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, Conseco's disclosure controls and procedures were not effective.

     As disclosed in our 2008 Annual Report on Form 10-K, we did not maintain effective controls over the accounting and disclosure of insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date. Specifically, the design of controls over the actuarial reporting process to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group segment was not effective. These control deficiencies resulted in an audit adjustment to Conseco's consolidated financial statements during the fourth quarter of 2008. Additionally, these control deficiencies could result in a material misstatement of the aforementioned accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, Conseco's management has determined that these control deficiencies constitute a material weakness. Because of this material weakness, management concluded that Conseco did not maintain effective internal controls over financial reporting as of December 31, 2008 based on criteria in the Internal Control - Integrated Framework - issued by COSO.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

     Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process. Significant improvements have been made to the actuarial reporting internal control environment and the control deficiencies in our Bankers Life and our former Other Business in Run-off segment were remediated in 2008. Nonetheless, the material weakness related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group continued to exist as of March 31, 2009. Conseco's management continues to assign the highest priority to Conseco's remediation efforts, with the goal of remediating the material weakness by the end of 2009. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation. Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential. The most significant remaining weaknesses to be addressed by our remediation efforts relates to the flow of information from the administrative systems to the actuarial processes for specified disease policies in our Conseco Insurance Group segment. Correcting these weaknesses will allow Conseco to reduce its reliance on manual controls and procedures. Conseco intends to continue to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term. Conseco recognizes that further investment is needed to improve the actuarial reporting processes and is committed to making the investments for these improvements.

     Changes to Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Conseco's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

     Conseco and its businesses are subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco. Refer to "Risk Factors" in Conseco's Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion of such risk factors. There have been no material changes from such previously disclosed risk factors.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

           3.2 Amended and Restated By-Laws of Conseco, Inc. dated as of April 28, 2009.

          12.1    Computation of Ratio of Earnings to Fixed Charges.

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

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         CONSECO, INC. AND SUBSIDIARIES
                               ------------------



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               CONSECO, INC.


Dated:  May 12, 2009                           By:  /s/ Edward J. Bonach
                                                    --------------------
                                                    Edward J. Bonach
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (authorized officer and
                                                    principal financial officer)